Form 10-Q
period 2005-09-30
SUNESIS PHARMACEUTICALS INC
filed 2005-11-14
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-51531

Sunesis Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	94-3295878
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

341 Oyster Point Boulevard

South San Francisco, California 94080

(Address of Principal Executive Offices including Zip Code)

(650) 266-3500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☐  NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). YES ☐   NO ☒

The Registrant had 21,460,214 shares of Common Stock, $0.0001 par value per share, outstanding as of November 10, 2005.

Sunesis Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$45,212,955	$7,587,512
Marketable securities	9,777,438	29,224,509
Note and interest receivable from officers and employees	—	163,720
Prepaids and other current assets	1,803,917	1,675,539
Total current assets	56,794,310	38,651,280

Note and interest receivable from officers and employees	—	85,350
Property and equipment, net	3,982,635	3,989,357
Deposits and other assets	300,000	300,000
Total assets	$61,076,945	$43,025,987

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$2,264,924	$1,662,535
Accrued compensation	1,591,186	1,599,217
Other accrued liabilities	979,222	359,404
Current portion of deferred revenue	4,807,215	6,031,895
Current portion of equipment financing	1,138,076	1,291,363
Total current liabilities	10,780,623	10,944,414

Deferred revenue	4,406,506	7,677,805
Borrowings under debt facility with related party	—	3,200,000
Non current portion of equipment financing	1,351,785	1,238,430
Deferred rent and other non-current liabilities	1,335,940	1,196,288

Commitments
Convertible preferred stock, $0.0001 par value: 38,894,500 shares authorized, no shares and 9,032,636 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	108,812,619

Stockholders’ equity (deficit):
Preferred stock, $0.0001 per value, 5,000,000 shares authorized, no shares issued and outstanding at September 30,2005; no shares authorized, issued and outstanding at December 31, 2004.	—	—
Common stock, $0.0001 par value:110,000,000 shares authorized, 21,459,149 shares and 1,390,158 shares issued and outstanding at September 30, 2005 and December 30, 2004, respectively	2,146	139
Additional paid-in capital	249,515,745	6,493,378
Notes receivable from stockholders	—	(135,000)
Deferred stock compensation	(2,592,358)	(2,915,673)
Accumulated other comprehensive loss	(30,244)	(69,770)
Accumulated deficit	(203,693,198)	(93,416,643)
Total stockholders’ equity (deficit)	43,202,091	(90,043,569)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$61,076,945	$43,025,987

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$1,685,537	$1,574,669	$5,028,923	$4,302,942
Collaboration revenue from related party	1,637,499	1,205,657	6,880,943	1,991,731
Grant and fellowship revenue	21,942	38,914	89,347	135,505
Total revenues	3,344,978	2,819,240	11,999,213	6,430,178

Operating expenses:
Research and development	6,870,942	5,604,924	28,263,850	17,504,300
General and administrative	2,067,215	1,779,898	6,056,145	5,477,888
Total operating expenses	8,938,157	7,384,822	34,319,995	22,982,188

Loss from operations	(5,593,179)	(4,565,582)	(22,320,782)	(16,552,010)

Interest income	178,515	111,400	574,204	316,102
Interest expense	(229,450)	(88,755)	(445,975)	(299,494)
Other income (expense), net	2,094	726	8,300	733
Net loss	(5,642,020)	(4,542,211)	(22,184,253)	(16,534,669)
Convertible preferred stock deemed dividends	(88,092,302)	—	(88,092,302)	—
Net loss applicable to common stockholders	(93,734,322)	(4,542,211)	(110,276,555)	(16,534,669)

Basic and diluted net loss per share applicable to common stockholders	$(45.12)	$(3.51)	$(67.58)	$(12.89)
Shares used in computing basic and diluted loss per share applicable to common stockholders	2,077,245	1,294,835	1,631,700	1,283,179

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities

Net Loss	$(22,184,253)	$(16,534,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	1,278,527	1,749,761
Stock compensation expense	930,066	280,397
Non-cash research and development expense	8,000,000	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(631,678)	98,839
Notes and interests receivable from officers and employees	249,070	2,260
Deposits and other assets	—	—
Accounts payable	602,389	257,521
Accrued compensation	(8,031)	142,227
Other accrued liabilities	608,823	112,168
Deferred rent	139,652	198,291
Deferred revenue	(4,495,979)	7,731,779
Net cash used in operating activities	(15,511,414)	(5,961,425)

Cash flows from investing activities
Purchases of property and equipment, net	(1,273,170)	(788,373)
Purchases of marketable securities	(9,980,838)	(24,278,477)
Maturities of marketable securities	29,467,435	18,003,555
Proceeds from sale of fixed assets	1,365	—
Net cash provided by (used in) investing activities	18,214,792	(7,063,295)

Cash flows from financing activities
Proceeds from borrowings under debt facility with related party	800,000	1,600,000
Proceeds from borrowings under note payable and equipment loans	1,054,079	370,272
Payments on note payable and equipment loans	(5,094,011)	(1,854,509)
Proceeds from issuance of common stock and exercise of options, net of repurchases	38,161,997	302,851
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	13,991,150
Net cash provided by financing activities	34,922,065	14,409,764

Net increase (decrease) in cash and cash equivalents	37,625,443	1,385,044
Cash and cash equivalents at beginning of period	7,587,512	10,477,503
Cash and cash equivalents at end of period	$45,212,955	$11,862,547

Supplemental disclosure of Cash flow information
Interest paid	$445,975	$299,494
Non-cash activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$116,812,619	$—
Deferred stock-based compensation	$393,708	$2,982,978
Issuance of warrants for financing arrangement	$503,300	$3,304
Stock dividend payable to preferred stockholders	$88,092,302	$—

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Information as of September 30, 2005 and for the three and
nine months ended September 30, 2004 and 2005 is unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California.  Sunesis is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel small molecule therapeutics for oncology and other unmet medical needs.  The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, performing business and financial planning, and raising capital.

Sunesis, Tethering and , our logo, are registered trademarks of our company.  All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ materially from these estimates.

Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The condensed balance sheet at December 31, 2004 was derived from the audited financial statements included in the Company’s registration statement on Form S-1 (Reg. No. 333-121646) (the “S-1”) which was filed with the Securities and Exchange Commission.  The financial statements included in this report should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the S-1.  Stockholders are encouraged to review the S-1 for a broader discussion of Sunesis’ business and the risks inherent therein.  The results for the interim period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005 or future operating periods.

Loss Per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, less the weighted average unvested common shares subject to repurchase.  Diluted net loss applicable to common stockholders per share is computed by dividing the net loss by the weighted-average number of common shares outstanding, less the weighted average unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method.  For purpose of this calculation, preferred stock, options to purchase stock, and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Historical Numerator:
Net loss applicable to common stockholders	$(93,734,322)	$(4,542,211)	$(110,276,555)	$(16,534,669)

Denominator:
Weighted-average common shares outstanding	2,086,938	1,328,699	1,648,298	1,331,057
Less: Weighted-average unvested common shares subject to repurchase	(9,693)	(33,864)	(16,598)	(47,878)
Denominator for basic and diluted net loss per share applicable to common stockholders	2,077,245	1,294,835	1,631,700	1,283,179

Basic and diluted net loss per share applicable to common stockholders	$(45.12)	$(3.51)	$(67.58)	$(12.89)

Outstanding securities not included in diluted loss per share applicable to common stock holder calculations

Preferred stock	—	8,587,003	—	8,587,003
Options to purchase common stock	1,707,864	1,662,253	1,707,864	1,662,253
Warrants	526,373	231,088	526,373	231,088
	2,234,237	10,480,344	2,234,237	10,480,344

Comprehensive Loss

Comprehensive loss is comprised of net less and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.

Comprehensive loss and its components for the three and nine-month periods ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net loss	$(5,642,020)	$(4,542,211)	$(22,184,253)	$(16,534,669)
Change in unrealized loss on investments	21,891	(14,371)	39,526	(47,076)
Comprehensive loss	$(5,620,129)	$(4,556,582)	$(22,144,727)	$(16,581,745)

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The Company has elected to continue to follow the intrinsic-value method of accounting as prescribed by APB Opinion No. 25.  The information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The resulting effect on net losses to date pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the impact of future years’ vesting.

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.  The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

The following table illustrates the effect on net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net loss applicable to common stockholders	$(93,734,322)	$(4,542,211)	$(110,276,555)	$(16,534,669)

Add: employee stock compensation expense based on the intrinsic value method	258,765	156,748	717,022	240,561

Deduct: total employee stock-based compensation expense determined under the fair value method for all awards	(485,402)	(328,342)	(1,248,969)	(732,750)

Pro forma net loss applicable to common stockholders	$(93,960,959)	$(4,713,805)	$(110,808,502)	$(17,026,858)

Net loss per share applicable to common stockholders:
Basic and diluted, as reported	$(45.12)	$(3.51)	$(67.58)	$(12.89)
Basic and diluted, pro forma	$(45.23)	$(3.64)	$(67.91)	$(13.27)

Prior to the Company’s initial public offering (the “IPO”), certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant.  In accordance with APB Opinion No. 25, deferred stock compensation of $3,339,691 and $393,708 was recorded during the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.  The deferred stock compensation will be amortized over the related vesting terms of the options.  The Company recorded employee stock compensation expense of $424,018 and $717,022 for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.

As of September 30, 2005, the expected future amortization expense for deferred stock compensation during each of the following periods is as follows:

Year ended December 31,
2005 remaining period	$257,716
2006	963,365
2007	895,865
2008	456,897
2009	18,515
Total	$2,592,358

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September30,
	2005	2004	2005	2004

Risk-free interest rate	3.9%	3.6%	3.8%	3.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	80.0%	80.0%	80.0%	80.0%
Weighted-average expected life	5 years	5 years	5 years	5 years

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged.  On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123R such that the Company is now allowed to adopt the new standard effective January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include modified prospective and retroactive adoption options.  Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company is currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to its stock option plans.  Although the Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R will have a material impact on the Company’s results of operations.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2.   License Agreements

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for BMS’ anti-cancer compound, referred to as SNS-032.

Under the terms of this agreement, the Company made an up-front $8,000,000 equity payment through the issuance of shares of the Company’s Series C-2 preferred stock.  This amount was included in research and development expense for the nine months ended September 30, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities.  The Company may in the future make a series of milestone payments of up to $29.0 million in cash, equity or any combination thereof to BMS based on the successful development and approval for the first indication and formulation of SNS-032.  In addition, the Company may make a series of development and commercialization milestone payments totaling up to $49.0 million in cash, equity or any combination thereof, as well as royalty payments based on any future product net sales.  In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future CDK inhibitors derived from related intellectual property.

3.  Collaborative Research Agreements

Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In May 2002, the Company entered into a research collaboration to discover small molecule inhibitors of Cathepsin S with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“JJPRD”).  The Company applies its proprietary Tethering technology to discover novel inhibitors of Cathepsin S in this collaboration.

Under the terms of the agreement, the Company received a non-refundable and non-creditable technology access fee of $500,000 in February 2003, and certain research funding to be paid in advance quarterly.  The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from JJPRD based on future product sales.  On December 15, 2002, the Company and JJPRD amended their collaboration to increase the number of JJPRD funded full-time equivalents for 2003.  In December 2002, JJPRD also made the first milestone payment of $250,000 to the Company for the delivery of a novel lead series of compounds.  On December 15, 2003, the Company and JJPRD again amended their collaboration to extend the research funding for one additional year from May 3, 2004 through May 2, 2005.  On December 22, 2004, the Company and JJPRD amended their collaboration to extend the research funding from May 3, 2005 until December 31, 2005.  Unamortized upfront fees are being recognized as revenue ratably over the remaining research term.  Costs associated with research and development activities attributable to this agreement approximate the research funding recognized.

Biogen Idec, Inc.

In December 2002, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover oral therapeutics.  The collaboration applies the Company’s proprietary Tethering technology to generate small molecule leads to selected TNF family cytokines involved in immune and inflammatory disease and two additional un-named targets.

During the initial phase of the collaboration, both companies contribute scientists and discovery resources to the collaboration at their own cost.  Under an exclusive, worldwide license to compounds resulting from these efforts, Biogen Idec has the right to develop, manufacture, and commercialize compounds discovered under the collaboration.

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $3,000,000 which is being recognized as revenue over the 30-month term of the agreement and the one-year option period.  In addition, the Company started receiving quarterly maintenance fees of $357,500 commencing April 1, 2004, and the Company may in the future receive research and development milestones of up to $60.5 million and royalty payments based on total annual future product sales.  In certain circumstances, such as the cessation of the development of particular compounds, milestone payments received may be credited against future milestone payments with respect to compounds directed to the same target as the discontinued compound.  As such, the Company recognizes the milestones received as revenue ratably over the remaining term of the agreement. On June 18, 2005, the one-year option was not exercised by Biogen Idec and the agreement was terminated. Accordingly, the remaining deferred revenue of $824,872 was recognized in the nine months ended September 30, 2005.

Concurrent with the signing of the agreement, Biogen Idec made a $6,000,000 equity investment and purchased shares of the Company’s Series C-1 preferred stock.  Biogen Idec also agreed to loan the Company up to $4,000,000 with a drawdown period of ten calendar quarters beginning on January 1, 2003 and ending on September 30, 2005.  The principal and accrued interest of each draw is due five years from the date of advance of each draw and bear interest at three percent above LIBOR (LIBOR was 1.46% at December 31, 2003, 3.10% at December 31, 2004 and 3.86% at September 30, 2005) to be paid quarterly. As of December 31, 2003 and 2004 and September 30, 2005, the Company had drawn $1,600,000, $3,200,000 and $4,000,000, respectively, with $2,400,000, $800,000 and none, respectively, available for future draws.  On September 30, 2005, this loan was repaid in full with interest.

On August 27, 2004, the Company entered into the second research collaboration with Biogen Idec to discover and develop small molecules targeting kinases, a family of cell signaling enzymes that play a role in the progression of cancer.  The Company applies its proprietary Tethering technology to generate novel small molecule leads that inhibit the oncology kinase targets that are covered by this collaboration.

One of the kinase targets in the collaboration is Raf, and the Company’s Raf program was folded into the collaboration.  Under the terms of the agreement, the Company received a $7,000,000 upfront, non-refundable and non-creditable technology access fee, which is being recognized as revenue over an initial four-year research term.  In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec will pay to the Company an additional technology access fee specified in the agreement.  In addition, the Company will receive quarterly research funding of $1.2 million to be paid in advance to support some of its scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales.  The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration.

Concurrent with the signing of the agreement, Biogen Idec made a $14,000,000 equity investment and purchased shares of the Company’s Series C-2 preferred stock.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”), entered into a research collaboration to identify and optimize inhibitors of BACE, an Alzheimer’s disease target.  This collaboration had an initial three-year research term which expires in February 2006.  The Company currently does not expect that the research term will be extended.  However, the Company will retain the right to earn milestone payments and royalties on any compound that results from the collaboration.

On July 22, 2004, the Company and Merck entered into a multi-year research collaboration to discover novel oral drugs for the treatment of viral infections.  The Company provided Merck with a series of small molecule compounds targeting viral infections.  These compounds were derived from Tethering.  Merck will be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies.  Merck will pay annual license fees for the Company’s consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections.

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $2.3 million which is being recognized as revenue over an initial three-year research term, annual license fees aggregating $950,000 and payments based on the achievement of development milestones of up to $22.1 million.  In addition, the Company will receive royalty payments based on net sales for any products resulting from the collaboration.  Merck receives an exclusive, worldwide license to any products resulting from the collaboration.

In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

J&J PRD	$358	$336	$1,060	$999

Merck	1,328	1,239	3,969	3,304

	1,686	1,575	5,029	4,303

Biogen Idec-related party	1,637	1,206	6,881	1,992

Total collaboration revenue	$3,323	$2,781	$11,910	$6,295

4.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2005	December 31, 2004
Computer equipment and software	$2,581,928	$2,242,659

Furniture and office equipment	592,929	576,188

Laboratory equipment	8,136,526	7,446,076

Leasehold improvements	5,101,443	4,930,832

	16,412,826	15,195,755

Less accumulated depreciation and amortization	(12,430,191)	(11,206,398)

Net Property, plant and equipment	$3,982,635	$3,989,357

Equipment purchased under equipment financing agreements (see Note 5 below) is included in property and equipment. At December 31, 2004 and September 30, 2005, financed equipment had a cost basis of $5,886,831 and $5,559,823, respectively, with accumulated depreciation of $3,474,704 and $3,197,318, respectively.

5.  Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time.  The credit facility was available through May 2005.  In August 2005 the Company entered into a new $2.5 million credit facility with the same financing company.  The Company can borrow under this facility to finance capital equipment purchases until December 31, 2006.  The equipment loans are secured by the equipment financed.

In conjunction with this new credit facility, the Company issued warrants to the financing company to purchase shares of the Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the IPO.

The fair value of the warrants issued is $4,862, as determined using the Black-Scholes options pricing model, and is being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement.

As of December 31, 2004 and September 30, 2005, the Company had drawn $7,399,281 and $8,453,361 respectively, to finance equipment purchases and leasehold improvements and had $1,117,234 and $1,907,179, respectively, available under the facility.  Outstanding borrowings bear interest at rates ranging from 7.4% to 9.89% as of December 31, 2004 and September 30, 2005, and are to be paid over 36 to 48 months.

As of December 31, 2004 and September 30, 2005, the Company was in compliance with all the covenants in these loan agreements.

Pursuant to the collaboration agreement with Biogen Idec, the Company had drawn $3,200,000 and $4,000,000 under a facility loan agreement as of December 31, 2004 and September 30, 2005, respectively.  On September 30, 2005, this loan was repaid in full with interest.

In August 2005, the Company entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which the Company may borrow up to $15.0 million.  The full $15.0 million loan commitment was available until October 15, 2005, $10.0 million is available until January 31, 2006, and the remaining $5.0 million is available until May 31, 2006.  The loan facility has an interest-only period ending January 1, 2007 followed by a 30-month principal repayment period, provided that any outstanding loan amounts become due upon an event of default.  Outstanding principal accrues interest at a rate equal to the higher of 11.5% or the three-year Treasury rate plus 7.73%.  The Company’s obligations under the loan agreement are secured by a first priority security interest in substantially all of the Company’s assets, other than the Company’s intellectual property.  In connection with this transaction, the Company issued warrants to the lenders, half of which are currently exercisable, to purchase shares of Series C preferred stock, which converted into warrants to purchase 164,821 shares of common stock in connection with the IPO.  The warrants expire ten years from the date of issuance.  The Company also granted the lenders registration rights under the Company’s Eighth Amended and Restated Investor Rights Agreement.

The fair value of the warrant issued is $498,000, as determined using the Black-Scholes options pricing model, and are being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business.  As of September 30, 2005, management is not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

6.  Stockholders’ Equity

Reverse Stock Split and Conversion of Preferred Stock in Connection with IPO

In September 2005, in connection with the Company’s IPO, the Board of Directors and stockholders of the Company approved an amendment to the Company’s eighth amended and restated certificate of incorporation (as amended, the “Restated Certificate”) effecting an approximately 1-for-4.25 reverse stock split of common stock, an approximately 1-for-5.5 reverse stock split of Series A preferred stock and an approximately 1-for-3.74 reverse stock split of Series B, C, C-1 and C-2 preferred stock (collectively, the “Reverse Stock Split”).  All issued and outstanding common stock, preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split.

The Series A, B, C, C-1 and C-2 preferred stock were convertible into common stock at the option of the holder at the then-effective conversion price.  The initial conversion price per share of Series A, B, C, C-1 and C-2 preferred stock was $5.50, $9.72, $17.95, $17.95, and $17.95, respectively, and was subject to adjustment as specified in the Restated Certificate.

Pursuant to the provisions of the Restated Certificate, the conversion prices of the Series B, C, C-1 and C-2 preferred stock were adjusted based on the Pre-Money Valuation (as defined in the Restated Certificate) of the Company immediately prior to the completion of the IPO.   On September 30, 2005, pursuant to the Restated Certificate and upon the election of the holders of preferred stock each outstanding share of Series A preferred stock converted into one share of common stock, each outstanding share of Series B Preferred Stock converted into approximately 1.087 shares of common stock and each outstanding share of Series C, C-1 and C-2 preferred stock converted into approximately 1.973 shares of common stock, effective as of immediately prior to the closing of the IPO.

On September 30, 2005, the Company completed the IPO of 6,000,000 shares of its common stock at a public offering price of $7.00 per share.  On November 1, 2005, the Company sold an additional 51,126 shares of common stock in connection with the partial exercise of the underwriters’ over-allotment option.  Net cash proceeds from the IPO were approximately $37.2 million (including proceeds from the partial exercise of the over-allotment option) after deducting underwriting discounts and commissions and other offering expenses.  In connection with the closing of the IPO, all of the Company’s shares of convertible preferred stock outstanding at the time of the IPO were automatically converted into 14,027,236 shares of common stock.  Concurrent with the conversion of the preferred stock to common stock, the Company recorded a one-time non-cash deemed dividend of $88.1 million.  This non-cash dividend results from the redistribution of pre-IPO ownership which occurred in conjunction with the Company’s IPO in accordance with an ownership adjustment mechanism approved by the Company’s shareholders.  This redistribution of ownership is accounted for as a deemed dividend and the stock price used for calculating the dividend was the estimated fair market value of the Company per share in December 2004 when the agreement was reached between the Company’s shareholders.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (the “2005 Plan”).  The Company has reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s predecessor plans that expire unexercised or are repurchased by the Company pursuant to the terms of such options.  As of September 30, 2005, no shares have been issued under this plan.

The number of shares of common stock reserved under the 2005 Plan will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares or (iii) a lesser amount determined by the Board of Directors.  The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares.  In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock pursuant to awards under the 2005 Plan per calendar year.

2005 Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (the “ESPP”).  The Company has reserved a total of 202,941 shares of common stock for issuance under the ESPP.  The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods.  The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period end.  As of September 30, 2005, no shares have been issued under this plan.

The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the Company’s ESPP may be issued or transferred more than $25,000 of shares of common stock pursuant to awards under the ESPP per calendar year.

Notes Receivable from Officers and Employees

In April 2000, the Company issued a full recourse note receivable of $100,000 to an officer to finance the purchase of a home.  The note was secured by shares of the Company’s common stock held by the employee, and bore an interest rate of 6.6% per annum, with a five-year term.  Under the terms of the loan, the principal and accrued interest were forgiven in April 2005.

In July 2001, the Company issued a full recourse note receivable of $85,350 to an employee to finance the purchase of personal assets.  The note was secured by a second deed of trust on the employee’s residence, and was non-interest bearing with a five-year term.  The note was not forgivable, and in the event the employee ceased employment with the Company, the note became due immediately.  This loan was repaid in full in May 2005.

7.  Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity.  The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination.  The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid.  The Company believes that the fair value of these indemnification agreements is minimal.  Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2005.

Item 2.           Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2005 and results of operations for the three and nine months ended September 30, 2005 and 2004 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc.

Business Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for oncology and other unmet medical needs.  We have developed a proprietary fragment-based drug discovery approach, called “Tethering,” that we combine with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics.  We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics.  We are advancing our product candidates through in-house research and development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies.  Since 2002, we have focused on developing novel small molecule drugs mainly to treat cancer and other unmet medical needs.

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts.  All three are inhibitors of the cell division process, known as cell-cycle inhibitors, intended for the treatment of cancer.  Our lead product candidate, SNS-595, is a novel cytotoxic.  We are currently conducting three Phase I clinical trials with SNS-595, two with patients with advanced solid tumors and one with patients with certain leukemias.  We are planning to launch two Phase II clinical trials for patients with lung cancer, one in small cell and the other in non-small cell, in the fourth quarter of 2005.  Our second most advanced product candidate, SNS-032, is a CDK inhibitor.  We expect to commence a Phase I/II clinical trial with SNS-032 by early 2006.  We in-licensed this compound from BMS in April 2005.  We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer, for which we expect to file an investigational new drug application in 2006.  We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

We currently have five strategic collaborations with Biogen Idec, Johnson & Johnson PRD and Merck focused on the discovery and development of new product candidates.  As of September 30, 2005, we had received an aggregate of approximately $65.7 million in cash in the form of stock purchase proceeds, fees and loans from our collaboration partners.

Since our inception, we have generated significant losses.  As of September 30, 2005, we had an accumulated deficit of $203.7 million, including $88.1 million deemed dividend recorded as of September 30, 2005 in connection with the closing of our IPO and the conversion of preferred stock to common stock.  We expect our net losses to increase primarily due to our anticipated clinical trial activities.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting periods.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in our Form S-1, filed with the Securities and Exchange Commission on September 27, 2005.

Results of Operations

Three and Nine Months Ended September 30, 2005 and 2004

Revenue.  We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future.  To date, our revenue has consisted of collaboration revenue and grant and fellowship revenue.

Collaboration Revenue.    We generate revenue primarily through our collaborations.  We currently have five ongoing research-based collaborations.  Each of these collaborations includes a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaborations.  The table below sets forth our revenue for the three and nine months periods ended September 30, 2005 and 2004 from each of our collaborators.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Johnson & Johnson PRD	$358	$336	$1,060	$999

Merck	1,328	1,239	3,969	3,304

	1,686	1,575	5,029	4,303

Biogen Idec-related party	1,637	1,206	6,881	1,992

Total collaboration revenue	$3,323	$2,781	$11,910	$6,295

Collaboration revenue increased from $2.8 million for the three months period ended September 30, 2004 to $3.3 million for the same period in 2005, primarily due to a $431,000 increase in collaboration revenue from Biogen Idec resulting from the signing of the kinase collaboration at the end of August of 2004.  Collaboration revenue increased from $6.3 million for the nine months ended September 30, 2004 to $11.9 million for the nine months ended September 30, 2005, primarily due to a $4.9 million increase in collaboration revenue from Biogen Idec, including the recognition of $825,000 of deferred revenue upon completion of the research phase of our initial collaboration with Biogen Idec.  We expect that revenue from reimbursed research services will decrease for the fourth quarter of 2005 and for 2006 compared to the same period in prior years due to the completion of the research phase of Biogen Idec TNF-family collaboration in July 2005 and the expected completion of the research phases of the Johnson & Johnson PRD Cathepsin S collaboration at the end of 2005 and the Merck BACE collaboration in February 2006.  After completion of the research phase of these collaborations, we will continue to be eligible to earn milestone payments and royalties on any compound that results from the collaborations.  It is our goal to generate revenue from achieving milestones in 2005 and 2006.  However, there are no assurances that any such milestone will be reached.

Grant and Fellowship Revenue.    Grant and fellowship revenue is recognized as we perform services under the applicable grant.  As of September 30, 2005, we had been awarded $5.4 million, and had recognized as revenue $2.5 million, in federal grants under the Small Business Innovation Research, or SBIR, program.  In addition, we have recognized revenue from other grants and fellowships.  We do not plan to perform any additional work under our SBIR grants in the foreseeable future.

Research and Development Expense.   Most of our operating expenses to date have been for research and development activities.  Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including Phase I clinical trial costs for SNS-595, to develop our proprietary fragment-based Tethering drug discovery approach, to develop in-house research and preclinical study capabilities, to discover and advance product candidates toward clinical trials and in connection with in-licensing activities.  We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense for the three and nine months ended September 30, 2004 and 2005 for our product candidate programs.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
SNS-595	$1,558	$985	$4,570	$3,160
SNS-032	676	—	8,939	—
SNS-314	1,819	1,071	5,224	2,425
Raf kinase inhibitors	357	908	1,161	2,293
Other kinase inhibitors	1,498	199	4,133	199
Cathepsin S inhibitors	233	198	554	754
BACE inhibitors for Alzheimer’s disease	399	526	1,290	1,810
Anti-viral inhibitors	—	5	37	31
TNF family and oncology research	14	619	950	1,991
Other programs	317	1,094	1,406	4,841
Total	$6,871	$5,605	$28,264	$17,504

Research and development expense increased from $5.6 million to $6.9 million for the three months ended September 30, 2004 and 2005, respectively, due to (i) a $1.3 million increase in expense related to other kinase inhibitors as a result of an increase in headcount focused on the discovery of novel kinase inhibitors, (ii) a  $748,000 increase in the SNS-314 program as a result of increased headcount and outside expenses for pre-clinical activities, (iii) a $676,000 increase in SNS-032 related to technology transfer from BMS and preparations of a Phase I clinical trial protocol, and (iv) a $573,000 increase in expense related to SNS-595 as a result of our Phase I clinical trials. This increased expense was partially off-set by (a) a $605,000 decrease in expense related to the TNF family and oncology research program following the conclusion of the research phase of the first collaboration with Biogen Idec in July 2005, and (b) a $777,000 decrease in expense related to other programs due to changing research priorities at Sunesis.

Research and development expense increased from $17.5 million for the nine months ended September 30, 2004 to $28.3 million for the nine months ended September 30, 2005, primarily due to (i) an $8.9 million expense related to the in-license in April 2005 and subsequent development of SNS-032, including an $8.0 million licensing fee that was recorded as a research and development expense, (ii) a $2.8 million increase in expense related to our SNS-314 Aurora kinase program related to the selection of a development candidate, (iii) a $3.9 million increase in expense related to our other kinase inhibitor programs primarily due to increased staffing for these programs and (iv) a $1.4 million increase in expense related to the enrollment and management of Phase I clinical trials for SNS-595.  This increased expense was partially offset by (a) a $520,000 reduction in expense related to our BACE Alzheimer’s program due to reduced staffing of this program, (b) a $200,000 reduction in expense related to our Cathepsin S program due to reduced staffing of this program, and (c) a $3.4 million reduction in expense for other programs due to changing research priorities at Sunesis.  We expect to incur significant research and development expenses over the next several years, only a portion of which we expect to be funded by our collaboration partners.  If SNS-595 progresses through the clinic and we bring additional product candidates, such as SNS-032, into clinical trials, our spending will further increase.  In addition, under our August 2004 collaboration with Biogen Idec, we have an option to co-fund a portion of the development costs of product candidates for up to two targets that may result from this collaboration. Our decision to exercise this option would materially increase our research and development expenses.

General and Administrative Expense.    Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities, management, legal, including intellectual property management, and general administration and non-cash stock compensation.  Other significant costs include facilities costs and fees paid to outside legal advisors and auditors.  General and administrative expense was $1.8 million and $2.1 million for the three months ended September 30, 2004 and 2005, respectively.  This $287,000 increase is due mainly to a $220,000 increase in payroll and related expenses.  General and administrative expense increased from $5.5 million for the nine months ended September 30, 2004 to $6.1 million for the nine months ended September 30, 2005. This $0.6 million increase is primarily due to a $337,000 increase in non-cash stock compensation expense and a $251,000 increase in other salary and related expense.  As a public company, we operate in an increasingly demanding regulatory environment that requires us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, and the Nasdaq National Market, including those related to expanded disclosures, accelerated reporting requirements and more complex accounting rules.  We expect that our general and administrative expenses will continue to increase in subsequent periods due to these requirements and to increasing personnel and infrastructure expenses as we advance our product candidates.

Interest Income and Expense.    Interest income increased from $111,000 and $316,000 for the three and nine months ended September 30, 2004, respectively, to $179,000 and $574,000 for the three and nine months ended September 30, 2005, respectively, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities.  Interest expense increased from $89,000 and $299,000 for the three and nine months ended September 30, 2004, respectively, to $229,000 and $446,000 for the three and nine months ended September 30, 2005, respectively, due to higher outstanding debt obligations.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2005, we had cash, cash equivalents and marketable securities of $55.0 million and outstanding equipment financing and debt obligations of $2.5 million.  Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, research grants, loans from Biogen Idec and other debt financings.  Through September 30, 2005, we had received net proceeds of approximately $146.8 million from the issuance of stock, including $20.0 million from Biogen Idec, $36.9 million from our IPO in September of 2005 during which we sold 6,000,000 shares of common stock at $7.00 per share, and $2.5 million in SBIR grants.

Cash Flow

Net cash used in operating activities was $6.0 million and $15.5 million for the nine months ended September 30, 2004 and 2005, respectively. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization and deferred revenue.  The 2004 period included a $7.7 million increase in deferred revenue due to the June 2004 signing of a license agreement with Merck & Co. and the August 2004 signing of a license agreement with Biogen Idec.  The 2005 period included an $8.0 million non-cash research and development expense related to the in-license of SNS-032 in April 2005.

Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2004.  Net cash provided by investing activities was $18.2 million for the nine months ended September 30, 2005.  The cash used during the nine months period ended September 30, 2004 was primarily related to the purchases of $24.3 million of marketable securities and property and equipment totaling $788,000, partially off-set by maturities of marketable securities totaling $18.0 million. The cash provided during the nine months ended September 30, 2005 was primarily related to maturities of available-for-sale securities of $29.5 million offset by purchases of such securities of $10.0 million and purchases of property and equipment of $1.3 million.  Our investing activities for these periods consisted primarily of the management of proceeds of our sales of preferred stock.

Net cash provided by financing activities was $14.4 million and $34.9 million for the nine months ended September 30, 2004 and 2005, respectively.  Our financing activities for the 2004 period consisted of the issuance of $14.0 million of preferred stock to Biogen Idec in conjunction with the August 2004 signing of the kinase collaboration.  Our financing activities for the 2005 period consisted primarily of the issuance of six million shares of common stock in our IPO which closed on September 30, 2005.

Net increase in cash and equivalents was $1.4 million and $37.6 million for the nine months ended September 30, 2004 and 2005, respectively.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time.  The credit facility was available through May 2005.  As of September 30, 2005, we had outstanding $2.5 million to finance equipment purchases and leasehold improvements.  In August 2005 we entered into a new $2.5 million credit facility with General Electric Capital Corporation.  The equipment loans are secured by the equipment financed.  Outstanding borrowings bear interest at annual rates ranging from 7.4% to 9.9%, and are payable over 36 to 48 months.  In connection with the original credit facility, we issued in May 2003 a warrant to purchase 1,582 shares of common stock at $9.10 per share, and in June 2004, a warrant to purchase 757 shares of common stock at $9.10 per share.  The warrants expire in June 2013 and June 2014, respectively.  In connection with the new credit facility in August 2005, we issued warrants to purchase up 1,046 shares of common stock at $9.10 per share.

In December 2002, we executed a promissory note in favor of Biogen Idec for an aggregate principal amount of up to $4.0 million.  Under the promissory note, we have a drawdown period of ten calendar quarters beginning on April 1, 2003 and ending on June 30, 2005.  The principal and accrued interest of each draw are due five years from the date of advance of each draw and bear interest at 3.0% above LIBOR to be paid quarterly.  As of September 30, 2005, we had drawn $4.0 million; however, the full $4.0 million was repaid with interest with the proceeds from our IPO on September 30, 2005.

In August 2005, we entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which we may borrow up to $15.0 million.  The full $15.0 million loan commitment was available until October 15, 2005; $10.0 million is available until January 31, 2006.  The remaining $5.0 million is available until May 31, 2006.  The loan facility has an interest-only period ending January 1, 2007 followed by a 30-month repayment period during which outstanding principal amounts amortize, provided that any outstanding loan amounts become due upon an event of default.  Outstanding principal accrues interest at a rate equal to the higher of 11.5% or the three-year Treasury rate plus 7.73%.  Our obligations under the loan agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property.  In conjunction with this transaction, we issued warrants to the lenders, half of which are currently exercisable, to purchase an aggregate of up to 164,821 shares of common stock at a price of $9.10 per share.  We also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by FDA or similar regulatory agencies in other countries and successfully commercialized.  We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with the proceeds from this offering and revenue generated from our collaborations, will be sufficient to fund our operations at least through April 2007.  However, we will need to raise substantial additional funds to continue our operations and bring future products to market.  We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed.  Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•                  the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•                  the costs associated with establishing manufacturing and commercialization capabilities;

•                  the costs of acquiring or investing in businesses, product candidates and technologies;

•                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•                  the effect of competing technological and market developments; and

•                  the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations.  We do not know whether additional funding will be available on acceptable terms, or at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs.  In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to our company.

Related Party Transactions

In August 2004, we entered into a research collaboration with Biogen Idec to discover and develop small molecules targeting kinases, a family of cell signaling enzymes that play a role in the progression of cancer.  Under the terms of the agreement, the Company received a $7.0 million upfront, non-refundable and non-creditable technology access fee, which is being recognized as revenue over an initial four-year research term.  Concurrent with the signing of the agreement, Biogen Idec made a $14.0 million equity investment and purchased shares of the Company’s Series C-2 preferred stock that were converted into 1,538,415 shares of common stock immediately prior to the closing of our IPO.

Biogen Idec purchased 714,286 shares of common stock at a price of $7.00 per share in our IPO in September 2005.  On September 30, 2005, the Company repaid an outstanding $4.0 million loan to Biogen Idec, with interest.

Affiliates of Warburg Pincus Equity Partners, L.P. purchased 445,000 shares of common stock at a price of $7.00 per share in our IPO in September 2005.

Affiliates of Venrock Associates II, L.P. purchased 135,000 shares of common stock and affiliates of Mayfield Associates Fund III, L.P. purchased 70,000 shares of common stock, each at a price of $7.00 per share, in our IPO in September 2005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including particularly the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, in-licensing transactions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history.  We are not profitable and have incurred losses in each year since our inception in 1998.  We do not currently have any products that have been approved for marketing, and we continue to incur research and development and general and administrative expenses related to our operations.  Our net loss for the three and nine months ended September 30, 2005 was $5.6 million and $22.2 million, respectively.  As of September 30, 2005, we had an accumulated deficit of $203.7 million, including a $88.1 million deemed dividend related to our IPO.  We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.  To date, we have derived all of our revenue from collaboration agreements and, to a lesser extent, grants and fellowships.  We do not anticipate that we will generate revenue from the sale of products for the foreseeable future.  If our product candidates fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

There is a high risk that our drug discovery and development activities could be significantly delayed for various reasons.

Our product candidates are in the early stages of drug discovery or development and are prone to the risks of failure inherent in drug development.  As of the date of this report, only two of our product candidates, SNS-595 and SNS-032, have been tested in humans.  We and our collaboration partners will need to conduct significant additional preclinical studies and clinical trials before we or our collaboration partners can demonstrate that our product candidates are safe and effective to the satisfaction of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities.  In our industry, it is unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts.  Failure can occur at any stage of the process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful.   Product candidates in later stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials.   A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

We do not know whether our ongoing Phase I clinical trials with SNS-595, our planned Phase I/II clinical trial with SNS-032, our planned Phase I clinical trial with SNS-314, or any other future clinical trials with any of our product candidates will be completed on schedule, or at all, or whether our planned Phase I, Phase I/II and Phase II clinical trials will begin on time. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•                  limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

•                  delays or failures in obtaining regulatory approval to commence a clinical trial;

•                  delays or failures in obtaining sufficient clinical materials;

•                  delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites; and

•                  delays or failures in obtaining institutional review board approval to conduct a clinical trial at a prospective site.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•                  slower than expected rates of patient recruitment and enrollment;

•                  failure of patients to complete the clinical trial;

•                  unforeseen safety issues;

•                  lack of efficacy during clinical trials;

•                  inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•                  inability to monitor patients adequately during or after treatment.

For example, due to toxicities observed in previous Phase I clinical trials of SNS-032, our planned Phase I/II clinical trial for the use of SNS-032 to treat human malignancies will be complex and require stringent eligibility criteria, and there will be a limited patient population that will be able to participate in this trial.  In addition, our planned dosing regimen for this trial is time-consuming and patients may choose to participate in alternative clinical trials.  As a result, we believe that our planned Phase I/II clinical trial for SNS-032 may be lengthier and more expensive than similar clinical trials.  In addition, our clinical trials may be suspended or terminated at any time by FDA, other regulatory authorities, our company or, in some cases, our collaboration partners.  Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

We are advancing multiple product candidates through discovery and development.  We will need to raise substantial additional capital to continue our discovery, development and commercialization activities.  We plan to retain the development and commercialization rights to some of our novel cancer therapeutics at least until we have completed a Phase II clinical trial to maximize our economic upside, which will require substantial expenditures by our company.

We will need to raise substantial additional capital to:

•                  fund clinical trials and seek regulatory approvals;

•                  pursue the development of additional product candidates;

•                  expand our research and development activities;

•                  build or access manufacturing and commercialization capabilities;

•                  implement additional internal systems and infrastructure;

•                  maintain, defend and expand the scope of our intellectual property portfolio; and

•                  hire additional management and scientific personnel.

Our future funding requirements will depend on many factors, including but not limited to:

•                  the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•                  the costs associated with establishing manufacturing and commercialization capabilities;

•                  the costs of acquiring or investing in businesses, product candidates and technologies;

•                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•                  the effect of competing technological and market developments; and

•                  the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations.  We do not know whether additional funding will be available on acceptable terms, or at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs.  In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to our company.

Our Phase I and subsequent clinical trials for our lead product candidates, SNS-595, SNS-032 and SNS-314, may not demonstrate safety or efficacy or lead to regulatory approval.

Our lead product candidates, SNS-595, SNS-032 and SNS-314, are cytotoxic drugs being developed for the treatment of certain types of cancer.  SNS-595 is currently being tested in three Phase I clinical trials, which is an early stage of clinical testing that is used, in part, to determine proper dosing levels based on the toxicity of a product candidate at various doses.  We expect to commence a Phase I/II clinical trial with SNS-032 in the fourth quarter of 2005 and a Phase I clinical trial with SNS-314 in 2006.  Cytotoxic cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a “therapeutic window.”  Based on the results of our Phase I clinical trials, we may select a dose for use in future clinical trials that may prove to be ineffective in treating cancer.  If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate further clinical trials for SNS-595, SNS-032 and/or SNS-314. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them.  If clinical trials of SNS-595, SNS-032 and/or SNS-314 are halted, or if they do not show that these product candidates are safe and effective, our future growth would be limited and we may not have any other product candidates to develop.

In addition to the risks described above, we are aware of risks that are specific to SNS-032.  In previous Phase I clinical trials of SNS-032, significant safety risks were observed in patients who were administered SNS-032 on either a one-hour or a 24-hour infusion once every three weeks.  For example, statistically significant increases in certain phases of the cardiac cycle, known as the QT interval, or the corrected QT interval, or QTc, on the electrocardiograms of patients were observed in patients receiving the 24-hour infusion regimen.  Increased QT intervals may be associated with increased risk for severe cardiac events.  In addition, pronounced, rapidly reversible decreases in white blood cells were observed between 24 and 48 hours following infusion under the one-hour infusion regimen, most likely associated with higher peak drug levels in this regimen.  Further, some patients also experienced liver toxicity, which limited the amount of drug that could be administered to those patients.  Two of these planned clinical trials were discontinued prior to completion.  We will not receive regulatory approval for SNS-032 unless we are able to deliver therapeutically active doses of SNS-032 while keeping toxicities at acceptable levels.  In our planned Phase I/II clinical trial, we intend to deliver the drug on a daily basis in a three-hour infusion for five consecutive days.  There is a significant risk that this dose and regimen may not allow us to achieve efficacious exposure in the absence of dose-limiting toxicity, and thus SNS-032 may not advance as a single agent therapeutic.  Furthermore, due to the extensive safety monitoring required to pursue our planned Phase I/II clinical trial for SNS-032, the number of eligible patients will likely be more limited than in some other clinical trials, which may delay the timelines for enrollment and completion of this trial.

In addition, in clinical trials to date SNS-032 has demonstrated variable pharmacokinetics, or PK, which is the measure of the concentration of drug in the bloodstream over time. The PK variability results in differences in drug exposure between patients, and in some cases in the same patient, who are administered the same dose of SNS-032. Dose levels in future Phase II clinical trials will be selected primarily based on safety criteria.  Because of the observed PK variability between and among patients, we believe that there is a risk that some patients may receive sub-therapeutic exposure, limiting the opportunity to show activity and efficacy for SNS-032.  As with other product candidates in the biotechnology industry at this stage of development, even if we are able to find adequate doses and schedules from our Phase I clinical trials, we will be required to conduct extensive additional clinical trials before we are able to seek regulatory approval to market SNS-032.

Because the mechanism of action of SNS-595 is not fully known, we may not choose appropriate cancer types and dosing regimen in the design of our clinical trials relating to SNS-595.

Our preclinical studies indicate that SNS-595 causes arrest at a stage of the cell cycle known as the “S phase,” leading to cell death through apoptosis, or self-destruction of the cell. We do not fully understand the mechanism by which SNS-595 causes cell cycle arrest, known as the “mechanism of action,” or if the cell cycle arrest is the cause of cell death.  Because we do not fully understand the mechanism of action of SNS-595, we may not choose the optimal cancer types and dosing regimen in the design of our clinical trials, which could impact the outcome of these trials or require us to conduct additional clinical trials.

Our approach to developing cancer therapeutics by inhibiting cyclin-dependent kinases, Aurora kinases and Raf kinases has not been clinically validated and may not be successful.

We have programs to develop small molecule inhibitors of CDK, Aurora and Raf kinases for the treatment of cancer.  SNS-032 is a CDK inhibitor, and SNS-314 is an Aurora kinase inhibitor.  The therapeutic benefit of inhibiting CDK, Aurora or Raf kinases in the treatment of human cancer has not been established definitively. Although a competitive kinase inhibitor, Sorafenib, is currently in Phase III clinical trials, this compound inhibits Raf and other kinases and its non-Raf kinase activities may be responsible for its efficacy.  In addition, there are conflicting scientific reports regarding the reliance or necessity of CDK2 in the cell-cycle.  Although several other companies have CDK and Aurora kinase programs, we are not aware of any candidates that have demonstrated therapeutic benefit in clinical testing.  If CDK, Aurora or Raf kinase inhibition is not an effective treatment of human cancer, SNS-032, SNS-314 and any other drug candidates from these programs may have little or no commercial value.

If our competitors develop and market products that are more effective, safer or less expensive than our future products, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer and other unmet medical needs.  We are developing small molecule therapeutics that will compete with other drugs and therapies that currently exist or are being developed.  Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do.  Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs.  These companies also have significantly greater research capabilities than we do.  In addition, many universities and private and public research institutes are active in cancer and inflammation research, some of which are in direct competition with us.

Our product candidates will compete with a number of cytotoxic drugs that are currently marketed or in development that also target proliferating cells.  These drugs include marketed products, such as irinotecan, doxorubicin and taxanes, which are generic and widely available, and many other cell-cycle inhibitors that have been shown to be effective anti-cancer agents.  To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy compared to these competitive products.  We also compete with other companies that may be pursuing drug discovery using other technologies, including fragment-based technologies.

We believe that our ability to successfully compete will depend on, among other things:

•                  our ability to develop novel compounds with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•                  the efficacy, safety and reliability of our product candidates;

•                  the speed at which we develop our product candidates;

•                  our ability to design and successfully execute appropriate clinical trials;

•                  our ability to maintain a good relationship with regulatory authorities;

•                  the timing and scope of regulatory approvals;

•                  our ability to manufacture and sell commercial quantities of future products to the market; and

•                  acceptance of future products by physicians and other healthcare providers.

If our competitors market products that are more effective, safer or less expensive than our future products, if any, or that reach the market sooner than our future products, if any, we may not achieve commercial success.  In addition, the biopharmaceutical industry is characterized by rapid technological change.  Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology.  If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete.

Our proprietary Tethering drug discovery approach is experimental and may not discover any therapeutic compounds of commercial value.

We have developed a proprietary drug discovery approach called “Tethering.”  Tethering is a process whereby a target protein known to be involved in a disease process is engineered to facilitate the binding of small drug fragments.  Once a small fragment is identified, the fragment is built out using the target protein’s surface as a template to make a new full-size therapeutic compound.  Tethering is unproven as a drug discovery approach.  We have only recently begun preclinical studies of product candidates discovered through Tethering.  Our Tethering drug discovery approach may not identify any therapeutic compounds of commercial value.

If we fail to maintain our existing, or enter into new, strategic collaborations, we may have to reduce or delay our product candidate development or increase our expenditures.

Our business model is based in part upon entering into strategic collaborations for discovery and/or development of some of our product candidates.  In particular, we are substantially dependent on our strategic collaboration with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets.  The agreement may be terminated by Biogen Idec without cause at any time before August 2006 upon six months’ written notice or immediately upon written notice and payment of a termination fee.

After August 2006, Biogen Idec may terminate the agreement without cause upon 90 days’ written notice.  If we are not able to maintain this collaboration with Biogen Idec or our other existing collaborations, or establish and maintain additional strategic collaborations of similar scope:

•                  the development of our current or future product candidates may be terminated or delayed;

•                  our cash expenditures related to development of our current or future product candidates would increase significantly;

•                  we may be required to hire additional employees or otherwise develop expertise, such as sales and marketing expertise, for which we have not budgeted;

•                  we will bear all of the risk related to the development of each of our current and future product candidates; and

•                  we may be unable to meet demand for any future products that we may develop.

In that event, we would likely be required to limit the size or scope of one or more of our programs.

The commercial success of our collaborations depends in part on the development and marketing efforts of our collaboration partners, over which we have limited control.  If our collaborations are unsuccessful, our potential to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

Our dependence on collaboration arrangements subjects our company to a number of risks.  Our ability to develop and commercialize drugs that we develop with our collaboration partners depends on our collaboration partners’ ability to establish the safety and efficacy of our product candidates, obtain and maintain regulatory approvals and achieve market acceptance of a product once commercialized.  Our collaboration partners may elect to delay or terminate development of one or more product candidates, independently develop products that compete with ours, or fail to commit sufficient resources to the marketing and distribution of products developed through their collaborations with us.  In the event that one or more of our collaboration partners fails to diligently develop or commercialize a product candidate covered by one of our collaboration agreements, we may have the right to terminate our partner’s rights to such product candidate but we will not receive any future revenue from that product candidate unless we are able to find another partner or commercialize the product candidate on our own, which is likely to result in significant additional expense.  Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of one or more of our collaboration partners to complete their obligations under our collaboration agreements.  If our collaboration partners fail to perform in the manner we expect, our potential to develop and commercialize products through our collaborations, and to generate future revenue from the sale of these products, would be significantly reduced.

If conflicts of interest arise between our collaboration partners and us, any of them may act in their self-interest, which may be adverse to our interests.

If a conflict of interest arises between us and one or more of our collaboration partners, they may act in their own self-interest and not in the interest of our company or our stockholders.  Some of our collaboration partners are conducting, and any of our future collaboration partners may conduct, multiple product development efforts within the disease area that is the subject of collaboration with our company.  For example, we are collaborating with Johnson & Johnson PRD to discover small molecule inhibitors of Cathepsin S.  In addition to our collaboration, Johnson & Johnson PRD also has an independent effort focused on developing a small molecule Cathepsin S inhibitor.  In some of our collaborations, we have agreed not to conduct, independently or with any third party, any research that is competitive with the research conducted under our collaborations.  Our collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these collaborations.  Competing products, either developed by our collaboration partners or to which our collaboration partners have rights, may result in their withdrawal of support for our product candidates.

If one or more of our collaboration partners were to breach or terminate their collaboration agreements with us or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.  We do not know whether our current or any future collaboration partners will pursue alternative technologies or develop alternative product candidates, either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaboration agreements with our company.

The results of preclinical studies and clinical trials may not satisfy the requirements of FDA or other regulatory agencies.

Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses.  The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our product candidates and result in FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

We rely on third parties to conduct our clinical trials for SNS-595 and plan to rely on third parties to conduct our clinical trials for SNS-032 and SNS-314.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize SNS-595, SNS-032, SNS-314 or any of our other product candidates.

We currently do not have the ability to independently conduct clinical trials for SNS-595, SNS-032, SNS-314 or any other product candidate.  We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates for which we do not have a collaboration.  If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

We rely on a third party to manufacture our product candidates, including SNS-595, SNS-032 and SNS-314, and depend on a single supplier for SNS-595.  There are a limited number of manufacturers that are capable of manufacturing the active ingredient of SNS-595.

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates.  We have no experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale.  As a result, we rely on a third party to manufacture the active pharmaceutical ingredient of SNS-595, which is classified as a toxic substance, thereby limiting the number of suppliers qualified to manufacture it.  This manufacturer is our single supplier.  If our third-party manufacturer is unable to produce the active pharmaceutical ingredient, we will need to establish a contract with another supplier.  We believe there are at least three contract manufacturers in North America with the capability to manufacture the active ingredient of SNS-595.  However, establishing a relationship with an alternative supplier would likely delay our ability to produce the active pharmaceutical ingredient for three to six months.  We will also rely on a third party to manufacture SNS-032 and SNS-314.  We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

Our product candidates require precise, high quality manufacturing.  A contract manufacturer is subject to ongoing periodic unannounced inspection by FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards.  Our contract manufacturer’s failure to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials.  If in the future one of our product candidates is approved for commercial sale, we will need to manufacture that product in larger quantities.  Significant scale-up of manufacturing may require additional validation studies, which FDA must review and approve.  If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.

Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses.  In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins.  Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates.  Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

We currently have no sales and marketing staff or distribution organization.  If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our future products.

We currently have no sales, marketing or distribution capabilities. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize some future products, which will be expensive and time consuming.  Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.  With respect to other future products, we plan to collaborate with third parties that have direct sales forces and established distribution systems.  To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products.  In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control.  If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize these future products. If we are not successful in commercializing our future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies and product candidates in the United States and other countries.  As of September 30, 2005, we owned or had exclusive rights to 65 issued U.S. and foreign patents and 112 pending U.S. and foreign patent applications.  We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all.  Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies.  In addition, we generally do not control the patent prosecution of subject matter that we license to and from others.  Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.  Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  As a result, the validity and enforceability of patents cannot be predicted with certainty.  In addition, we do not know whether:

•                  we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;

•                  we or our licensors were the first to file patent applications for these inventions;

•                  others will independently develop similar or alternative technologies or duplicate any of our technologies;

•                  any of our or our licensors’ pending patent applications will result in issued patents;

•                  any of our or our licensors’ patents will be valid or enforceable;

•                  any patents issued to us or our licensors and collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;

•                  we will develop additional proprietary technologies that are patentable; or

•                  the patents of others will have an adverse effect on our business.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable.  However, trade secrets are difficult to maintain.  While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors.  Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain.  In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets.  If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

The composition of matter patents covering SNS-595 are due to expire in 2015.  Even if SNS-595 is approved by FDA, we may not be able to recover our development costs prior to the expiration of these patents.

The composition of our lead product candidate, SNS-595, is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 45 foreign jurisdictions.  U.S. patent 5,817,669 is due to expire on October 6, 2015, and most of its foreign counterparts are due to expire on June 6, 2015.  We do not know whether patent term extensions will be available in the future.  SNS-595 must undergo extensive clinical trials before it can be approved by FDA.  We do not know when, if ever, SNS-595 will be approved by FDA.  Even if SNS-595 is approved by FDA in the future, we may not have sufficient time to commercialize SNS-595 to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering SNS-595.  Our obligation to pay royalties to Dainippon Pharmaceutical, the company from which we licensed SNS-595, may extend beyond the patent expiration, which will further erode the profitability of this product.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates.  Numerous third-party U.S. and foreign issued patents and pending applications exist in the area of kinases, including CDK, Aurora and Raf kinases for which we have research programs.  Because patent applications can take several years to issue, there may currently be pending applications, unknown to us, that may result in issued patents that cover our technologies or product candidates.  If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents.

If a third party asserts that we infringe its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•                  infringement and other intellectual property claims, which would be costly and time consuming to litigate, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from our business;

•                  substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights;

•                  a court prohibiting us from selling or licensing our technologies or future drugs unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•                  if a license is available from a third party, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors.  We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers.  Litigation may be necessary to defend against these claims.  If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which could severely harm our business.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We expect to significantly expand our clinical research and development and marketing capabilities, and any difficulties retaining key personnel or managing this growth could disrupt our operations.

We are highly dependent on the principal members of our management and technical staff.  We expect to significantly expand our clinical research and development and marketing capabilities by increasing expenditures in these areas, hiring additional employees and expanding the scope of our current operations.  Future growth will require us to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure.  The competition for qualified personnel in the biopharmaceutical field is intense.  We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel.  Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.  If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.  Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from FDA.  Neither we nor our collaboration partners have received marketing approval for any of our product candidates.  Obtaining approval of an NDA can be a lengthy, expensive and uncertain process.  In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years.  FDA also has substantial discretion in the drug approval process.  Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials.  The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate.  FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•                  a drug candidate may not be deemed safe or effective;

•                  FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•                  FDA might not approve our or our third-party manufacturer’s processes or facilities; or

•                  FDA may change its approval policies or adopt new regulations.

Even if we receive regulatory approval for a product candidate, we will be subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize our future products.

Any regulatory approvals that we or our collaboration partners receive for our product candidates may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies.  In addition, if FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates.  We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.  If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and we may not achieve or sustain profitability.

Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our products.

Even if our product candidates obtain regulatory approval, resulting products, if any, may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community.  We believe that the degree of market acceptance will depend on a number of factors, including:

•                  timing of market introduction of competitive products;

•                  efficacy of our product;

•                  prevalence and severity of any side effects;

•                  potential advantages or disadvantages over alternative treatments;

•                  strength of marketing and distribution support;

•                  price of our future products, both in absolute terms and relative to alternative treatments; and

•                  availability of reimbursement from health maintenance organizations and other third-party payors.

The potential toxicity of single and repeated doses of SNS-595 has been explored in a number of animal studies that suggest the mechanism-based dose-limiting toxicities in humans receiving SNS-595 may be similar to some of those observed in approved cytotoxic agents, including temporary toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells.  However, we do not know what side effects SNS-595 may have in humans as our clinical trials have only recently commenced.

In previous clinical trials conducted by BMS, SNS-032 has been administered by IV infusion on a once-a-week and once-every-three-weeks basis.  We believe that SNS-032 will need to be administered on a more frequent basis to show efficacy.  Our current Phase I/II clinical trial design for SNS-032 includes administration of SNS-032 by a three hour IV infusion once a day for five consecutive days, followed by 16 days without the drug.  We believe that this IV regimen may be inconvenient for patients, and commercial success may depend on developing an effective oral formulation of SNS-032. The development of an oral formulation could be costly and result in delays for the advancement of the program, and we cannot be certain that we will be able to develop an effective oral formulation for SNS-032.

If our future products fail to achieve market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability.

The coverage and reimbursement status of newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement could limit our ability to market any future products we may develop and decrease our ability to generate revenue.

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs.  The commercial success of our future products in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients.  Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products.  These payors may not view our future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis.  Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our future products.  Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our future products may reduce any future product revenue.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

We intend to market our future products in international markets.  In order to market our future products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals.  We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.  Approval by FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by FDA.  The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval.

We may not obtain foreign regulatory approvals on a timely basis, if at all.  We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market our future products in both the United States and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product.  In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control.  In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate.  To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our future product to other available therapies.  If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

We may be subject to costly claims related to our clinical trials and may not be able to obtain adequate insurance.

Because we conduct clinical trials in humans, we face the risk that the use of our product candidates will result in adverse side effects.  We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10.0 million, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all.  We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.  There is also a risk that third parties that we have agreed to indemnify could incur liability.  Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials.  Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials.  In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could significantly exceed our insurance coverage, which is limited to $100,000 for pollution cleanup, and we are uninsured for third-party contamination injury.

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

Prior to our IPO, there had been no public market for our common stock.  We sold shares in our IPO at a price of $7.00 per share, and our stock has subsequently traded as low as $4.25 per share.  An active and liquid trading market for our common stock may not develop or be sustained.  Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•                  results from, and any delays in, our clinical trial programs, including our ongoing and planned clinical trials for SNS-595, SNS-032 and SNS-314;

•                  announcements of FDA non-approval of our product candidates, including SNS-595, SNS-032 or SNS-314, or delays in FDA or other foreign regulatory agency review processes;

•                  failure or discontinuation of any of our research programs;

•                  announcements relating to future collaborations or our existing collaborations with Biogen Idec, Johnson & Johnson PRD and Merck;

•                  delays in the commercialization of our future products;

•                  market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•                  actual and anticipated fluctuations in our quarterly operating results;

•                  developments or disputes concerning our intellectual property or other proprietary rights;

•                  introduction of technological innovations or new products by us or our competitors;

•                  issues in manufacturing our product candidates or future products;

•                  market acceptance of our future products;

•                  deviations in our operating results from the estimates of analysts;

•                  third-party healthcare reimbursement policies;

•                  FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•                  litigation or public concern about the safety of our product candidates or future drugs;

•                  sales of our common stock by our officers, directors or significant stockholders; and

•                  additions or departures of key personnel.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that have been often unrelated to the operating performance of the issuer.  These broad market fluctuations may adversely affect the trading price or liquidity of our common stock.  In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 71.7% of our outstanding common stock as of September 30, 2005.  Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.  These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.  The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant portion of our outstanding common stock may be sold into the market in the near future. Substantial sales of this stock, or the perception such sales are likely to occur, could cause the price of our common stock to decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.  These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Approximately 14.6 million shares of our common stock may be sold upon the expiration of lock-up agreements that expire in March 2006.  The lock-up agreements provide that Lehman Brothers Inc. and SG Cowen & Co., LLC, in their sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock for a period of 180 days after September 27, 2005, the date of our IPO prospectus.

If we sell shares of our common stock in future financings, common stockholders may experience immediate dilution and, as a result, our stock price may go down.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders could experience dilution.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•                  a classified board of directors so that not all directors are elected at one time;

•                  a prohibition on stockholder action through written consent;

•                  limitation of our stockholders entitled to call special meetings of stockholders;

•                  an advance notice requirement for stockholder proposals and nominations; and

•                  the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of our company.

Provisions in our charter and other provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We are subject to numerous risks in connection with Section 404 of the Sarbanes-Oxley Act.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in annual reports on Form 10-K an assessment by management of the effectiveness of internal controls over financial reporting.  In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  We will need to comply with this requirement commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, and thereafter to each annual filing on Form 10-K.  To comply with this requirement, we are incurring additional expenses and a diversion of management’s time.  While we currently anticipate completion of testing and evaluation of our internal control over financial reporting with respect to the requirements of Section 404 of Sarbanes-Oxley in a timely fashion, we may not be able to accomplish this because the applicable requirements are complex and time-consuming.  In addition, as a result of our evaluation of internal control over financial reporting and related systems, we or our auditors may identify one or more material weaknesses in our internal control over financial reporting.

If we fail to evaluate our internal control over financial reporting and related systems in compliance with the requirements of Section 404, if we or our auditors determine that we have material weakness in our internal controls, if we fail to maintain the adequacy of our internal controls (including any failure to implement required new or improved controls), or if we experience difficulties in their implementation, our business and results of operations could be harmed, we could fail to meet our reporting obligations which would negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters.  We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the proceeds from our IPO.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities.  For 2004 and the first nine months of 2005, we maintained an investment portfolio primarily in money market funds and corporate commercial paper.  Due to the short term nature of the majority of these investments, we believe we do not have a material exposure to interest risk arising from our investments.

All of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

(a) Unregistered Sales of Equity Securities

We have issued and sold the following unregistered securities during the three months ended September 30, 2005. The following share numbers have been adjusted to reflect the Reverse Stock Split and the conversion of preferred stock into common stock effected immediately prior to the completion of the IPO.

1.                                       We sold an aggregate of 18,775 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $14,001.07 upon the exercise of stock options and stock awards.

2.                                       We granted stock options and stock awards to employees, directors and consultants under our 1998 Stock Plan and 2001 Stock Plan covering an aggregate of 88,995 shares of common stock, all with an exercise price of  $2.25 per share.

3.                                       In August 2005, we issued warrants to purchase shares of Series C preferred stock, which were converted into warrants to purchase an aggregate of 164,821 shares of common stock in connection with our IPO, to three lenders, each of which represented that it was an accredited investor, for an aggregate exercise price of $1,500,000.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (3) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about we or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

(b) Use of Proceeds

The initial public offering of 6,051,126 shares of our common stock, par value $0.0001 (the “IPO”), was effected through a Registration Statement on Form S-1 (Reg. No. 333-121646) which was declared effective by the Securities and Exchange Commission on September 27, 2005. We issued 6,000,000 shares on September 30, 2005 for gross proceeds of $42,000,000. We issued 51,126 shares on November 1, 2005 for gross proceeds of $357,882.  The Company paid the underwriters a commission of $2,965,052 and incurred additional offering expenses of approximately $2,160,000.  After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $37,230,000.  The managing underwriters of our IPO were Lehman Brothers Inc. and SG Cowen & Co., LLC.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds have been invested into short-term investment grade securities and money market accounts.  We have begun, and intend to continue to use, our net proceeds to fund clinical and preclinical development of our product candidates, to discover additional product candidates, to repay outstanding indebtedness and for general corporate purposes, including capital expenditures and working capital.  We have used our net proceeds to repay Biogen Idec $4.0 million with interest that we owed pursuant to a promissory note executed in favor of Biogen Idec in December 2002.  We may use a portion of our net proceeds to in-license product candidates or to invest in businesses or technologies that we believe are complementary to our own.

(c) Repurchases of Equity Securities

 None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 5, 2005, we solicited the written consent of our stockholders on the matter of amending our Restated Certificate to increase the total number of shares of preferred stock and the number of shares of Series C preferred stock.  By written consent, stockholders holding 29,542,155 shares of preferred stock, or 81% of the outstanding shares of preferred stock on an as-if-converted to common basis as of August 5, 2005, the date of the written consent, stockholders holding 9,479,333 shares of Series C preferred stock , or 75.8% of the outstanding shares of Series C preferred stock on an as-if-converted to common basis as of August 12, 2005 and stockholders holding 33,340,071 shares of common stock and preferred stock, or 78.3% of the outstanding shares of common stock and preferred stock on an as-if-converted to common basis as of August 12, 2005, approved such amendment.

On September 2, 2005, we solicited the written consent of our stockholders to (i) approve our 2005 Equity Incentive Award Plan and (ii) approve our Employee Stock Purchase Plan.  By written consent, stockholders holding 29,359,863 shares of common stock and preferred stock, or 69.0% of the outstanding shares of common stock and preferred stock on an as-if-converted to common basis as of September 21, 2005, the date of the written consent, approved such plans.

On September 21, 2005, we solicited the written consent of our stockholders to modify the requirements for Pre-Money Valuation and IPO Proceeds (each as defined in the Restated Certificate) at which the preferred stock would be automatically converted to common stock.  By written consent, stockholders holding 33,035,745shares of preferred stock, or 90.5% of the outstanding shares of preferred stock on an as-if-converted to common basis as of September 22, 2005, the date of the written consent, approved such modifications.

On September 21, 2005, we solicited the written consent of our stockholders to (i) approve an amendment to the Restated Certificate to effect an approximately 1-for-4.25 reverse stock split of common stock, an approximately 1-for-5.5 reverse stock split of Series A preferred stock and an approximately 1-for-3.74 reverse stock split of Series B, C, C-1 and C-2 preferred stock, (ii) approve an amendment to our 2005 Equity Incentive Award Plan and (iii) approve an amendment to our Employee Stock Purchase Plan.  Stockholders holding 36,483,661 shares of common stock and preferred stock, or 85.7% of the outstanding shares of common stock and preferred stock on an as-if-converted to common basis as of September 22, 2005, the date of the written consent, approved such amendments to the Restated Certificate, 2005 Equity Incentive Award Plan and Employee Stock Purchase Plan.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.

(Registrant)

	By:	/s/ ERIC H. BJERKHOLT

Eric H. Bjerkholt

Senior Vice President and Chief Financial Officer

Date: November 14, 2005

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002