Form 10-K
period 2005-12-31
SUNESIS PHARMACEUTICALS INC
filed 2006-03-30
CIK 1061027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2005

Commission File Number 000-51531

SUNESIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3295878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

341 Oyster Point Boulevard
South San Francisco, California 94080
(Address of principal executive offices, including zip code)

(650) 266-3500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

None.	None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-20.  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the last sale price for such stock on June 30, 2005: Not applicable because trading of the Registrant’s common stock on the Nasdaq National Market did not commence until September 27, 2005.

The total number of shares outstanding of the Registrant’s common stock, $0.0001 par value per share, as of March 20, 2006, was 29,195,336.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, in-licensing transactions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

ITEM 1.	BUSINESS

General

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for use in oncology and other unmet medical needs. We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics. We are advancing our product candidates through in-house research and development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies. We believe the quality and breadth of our product candidate pipeline, platform technology, strategic collaborations and scientific team will enable us to become a fully integrated biopharmaceutical company with a diversified portfolio of novel therapeutics for major diseases.

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase II clinical trial in small cell lung cancer, one Phase II clinical trial in non-small cell lung cancer and a Phase I clinical trial in acute leukemias. We in-licensed this compound from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in October 2003. Our second most advanced product candidate, SNS-032, is a cyclin-dependent kinase, or CDK, inhibitor. We are currently conducting a Phase I/II clinical trial with SNS-032 in patients with advanced solid tumors. We in-licensed this compound from Bristol-Myers Squibb, or BMS, in April 2005. We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer, and we expect to file an investigational new drug application, or IND, in 2006. We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

We have developed a proprietary method of discovering drugs in pieces, or fragments. We call this fragment-based discovery approach “Tethering.” Tethering is a process whereby a target protein known to be involved in a disease process is engineered to facilitate the binding of small drug fragments. Once a small fragment is identified, the fragment is built out using the target protein’s surface as a template to make a new full-size therapeutic compound. We combine Tethering with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics for major diseases. In addition to its use in our internal drug discovery efforts, Tethering is the basis of our four ongoing strategic collaborations with Biogen Idec, Johnson & Johnson PRD and Merck. We believe that our strategic collaborations will enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline.

We were incorporated in Delaware in February 1998 as Mosaic Pharmaceuticals, Inc., and we subsequently changed our name to Sunesis Pharmaceuticals, Inc. Our offices are located at 341 Oyster Point Boulevard, South

San Francisco, California 94080, and our telephone number is (650) 266-3500. Our website address is www.sunesis.com. Information contained in, or accessible through, our website is not a part of this report. References in this report to “we,” “us,” “our,” “our Company” or “Sunesis” refer to Sunesis Pharmaceuticals, Inc.

Sunesis, Tethering and , our logo, are registered trademarks of our company. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Our Programs

SNS-595 Program

SNS-595 is a novel cell-cycle inhibitor that we believe represents a new class of anti-tumor drugs. We believe that SNS-595 induces cell death by inhibiting the cell-cycle in a different way than any other cell-cycle inhibitor. In preclinical studies, SNS-595 demonstrated broad anti-tumor activity.

Since 2004, we have conducted two Phase I clinical trials to evaluate doses and schedules of administration in patients with advanced solid tumors. In October 2005, we began a Phase I clinical trial in acute leukemias. In December 2005, we commenced a Phase II clinical trial in non-small cell lung cancer. We also initiated a Phase II clinical trial in small cell lung cancer in March 2006. In addition, in 2006 we intend to commence a Phase II clinical trial to evaluate SNS-595 as a stand-alone therapy in ovarian cancer. We obtained worldwide development and commercialization rights to SNS-595 from Dainippon through a license agreement in 2003.

SNS-032 Program

SNS-032 is a targeted inhibitor of certain cyclin-dependent kinases, including CDK2, CDK7 and CDK9. Kinases are enzymes critical in the communication and relay of signals to promote cell growth and function, and cyclin-dependent kinases relay signals in the cell cycle. In preclinical studies, SNS-032 has demonstrated broad anti-tumor activity in multiple mouse and human tumor models, including breast, ovarian, colorectal and skin cell cancers. We believe that the observed cell death caused by this inhibitor is the result of cell cycle arrest. BMS has conducted three Phase I dose-escalation clinical trials evaluating the safety and tolerability of SNS-032 at three different dosing regimens in approximately 135 patients with refractory solid tumors. We began a Phase I/II clinical trial with SNS-032 in January 2006. We have designed this trial to evaluate the safety and tolerability of daily, repeated exposures to SNS-032 as a stand-alone therapy in patients with advanced solid tumors. Once a maximum tolerated dose is identified in this study, we plan to expand enrollment to an additional 24 subjects with advanced breast cancer, non-small cell lung cancer or melanoma. We also plan to commence a Phase I clinical trial with SNS-032 in B-cell lymphoid malignancies in 2006. We obtained worldwide rights to develop and commercialize SNS-032 for diagnostic and therapeutic applications from BMS through a license agreement in April 2005.

SNS-314 Program

SNS-314 is a targeted inhibitor of the Aurora A and B kinases. Aurora kinases are key enzymes involved in cell growth and division and play an essential role in the abnormal growth and proliferation of tumor cells. The goal of this program is to develop novel Aurora kinase inhibitors that exhibit broad activity in tumors and do not cause significant peripheral nerve cell death, known as peripheral neuropathy. In 2005, we selected SNS-314 from our internal drug discovery program as a development candidate with the goal of filing an IND in the fourth quarter of 2006 and commencing a Phase I clinical trial in the first quarter of 2007. We have retained worldwide rights to commercialize SNS-314.

Other Oncology Kinase Programs

We are applying Tethering in several programs to discover and develop novel cancer therapeutics that inhibit other kinases.

Raf Kinase Inhibitors Program.  We are developing our Raf kinase inhibitors program in collaboration with Biogen Idec. We provided Raf kinase inhibitors derived from Tethering to the collaboration and have jointly with Biogen Idec optimized these molecules to show oral in vivo efficacy in animal models. Raf kinase is an enzyme in the Ras pathway, a signaling pathway important to cell proliferation. The goal of this program is to develop Raf kinase inhibitors with improved pharmaceutical properties as compared to other Raf kinase inhibitors in development. We expect Biogen Idec to select a safety assessment candidate in 2006. We have an option to co-develop and co-promote the product candidates from two of the collaboration kinase targets, including Raf, developed through this program on a worldwide basis.

Other Kinase Inhibitors Programs.  As part of our collaboration with Biogen Idec, we are applying Tethering to discover novel small molecule leads that inhibit up to five additional oncology kinase targets. We and Biogen Idec are working together on the identification, optimization and development of inhibitor drugs for these kinases. We are also working on the identification and optimization of kinase inhibitor drugs outside of our collaboration with Biogen Idec.

Other Programs

Cathepsin S Inhibitors Program for Inflammatory Diseases.  In collaboration with Johnson & Johnson PRD, we applied Tethering to discover small molecule inhibitors of Cathepsin S, an enzyme involved in the activation of T-cells. Inappropriate activation of T-cells may lead to some inflammatory diseases, such as asthma, rheumatoid arthritis, multiple sclerosis, psoriasis and Crohn’s disease. Although the research term of this collaboration ended in December 2005, our agreement with Johnson & Johnson PRD continues so long as a compound arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Several collaboration compounds continue to be evaluated in preclinical studies and are the subject of an active development project. Johnson & Johnson PRD holds worldwide rights to commercialize any drugs resulting from this program.

BACE Inhibitors for Alzheimer’s Disease.  In collaboration with Merck, we applied Tethering to identify and optimize inhibitors of BACE, an important enzyme target in Alzheimer’s disease. The research term of this collaboration ended in February 2006. Merck is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials, and several collaboration compounds continue to be evaluated in preclinical studies and are the subject of an active development project. Merck holds worldwide rights to commercialize any drugs resulting from this program.

Anti-Viral Inhibitors Program.  We are collaborating with Merck to identify small molecule inhibitors of an anti-viral target by a novel mechanism. We have licensed to Merck a series of small molecule compounds we derived from Tethering that target a specific viral protein. Merck holds worldwide rights to commercialize any drugs resulting from this collaboration and is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials.

Anti-Cancer Program.  We collaborated with Biogen Idec to identify small molecule inhibitors of a non-kinase cancer target by a novel mechanism. We provided Biogen Idec with a series of small molecule compounds we derived from Tethering that target a specific protein overexpressed in certain cancers, including breast and colorectal cancers. Biogen Idec holds worldwide rights to commercialize any drugs resulting from this collaboration and is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials. We believe that this program is no longer being actively pursued by Biogen Idec.

Our Fragment-Based Drug Discovery Approach

We are applying Tethering to discover and develop novel therapeutics for major diseases. Tethering allows us to screen drug fragments based on binding properties, which enables us to potentially identify compounds that may not be discovered through conventional methods of drug discovery. We believe that this capability allows us to efficiently design product candidates that bind to sites or regions on a specific protein not readily accessed by other discovery methods. Tethering is applicable to most proteins, and we have used Tethering on over 15 different protein targets to date.

Corporate Strategy

We are focused on discovering, developing and commercializing novel small molecule therapeutics for oncology and other unmet medical needs. The key elements of our strategy are as follows:

•	focus on small molecules with differentiated therapeutic benefits;

•	maximize the value of our pipeline of product candidates through internal development and strategic collaborations; and

•	expand our portfolio of product candidates through our internal drug discovery engine and selective in-licensing.

Manufacturing and Raw Materials

We outsource the manufacture of SNS-595 to third-party contract manufacturers. The active pharmaceutical ingredient, or API, of SNS-595 is manufactured by a single-source supplier through a 13-step convergent synthesis in which two intermediates are manufactured in a parallel process and then combined and deprotected in the final two steps. The API is then formulated and vials are filled and finished by a different third party manufacturer. The API is classified as a toxic substance, which limits the number of suppliers qualified to manufacture it. We have a sufficient supply of SNS-595 API to conduct our current and planned Phase I and Phase II clinical trials. Our current inventory of SNS-595 finished product is suitable for use through the fourth quarter of 2006.

We outsource the manufacture of SNS-032 to third-party contract manufacturers. As part of our agreement with BMS, we acquired enough of the API of SNS-032 for at least our Phase I/II clinical trial for SNS-032. Methods for preparing and testing SNS-032 API have been transferred to our API contract manufacturer, and we have released a good manufacturing practice, or GMP, batch of SNS-032. Methods for preparing and testing the corresponding drug product, SNS-032 Injection, have also been successfully transferred to our finished product manufacturer and we have released a clinical batch of SNS-032 Injection drug product which is now supporting our clinical trial.

Methods for manufacturing and testing SNS-314 API have been transferred to our API contract manufacturer and we released batches suitable for good laboratory practice, or GLP, use.

License Agreements

Dainippon Sumitomo Pharma

In October 2003, we entered into a licensing agreement with Dainippon in which we obtained a worldwide exclusive license, including the right to sublicense, to SNS-595 and related compounds.

In addition to upfront payments and milestone payments made as of December 31, 2005, the agreement provides to Dainippon future milestone payments of up to $8.0 million for starting Phase II clinical testing, Phase III clinical testing, and for filing new drug applications, or NDAs, and receiving regulatory approval in the United States, Europe and Japan for cancer treatment. In February 2006, we paid Dainippon a $500,000 milestone payment related to the commencement of our Phase II clinical trial in non-small cell lung cancer. If SNS-595 is approved for a non-cancer indication, additional milestone payments become payable to Dainippon.

The agreement also provides for royalty payments to Dainippon at rates that are based on total annual net sales. We may reduce our royalty payments to Dainippon if a third party markets a competitive product or we must pay royalties for third party intellectual property rights necessary to commercialize SNS-595. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

If we discontinue seeking regulatory approval and/or sale of the product in a region, we are required to return to Dainippon its rights to the product in that region. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

Bristol-Myers Squibb Company

In April 2005, we entered into a license agreement with BMS in which we obtained worldwide exclusive and non-exclusive diagnostic and therapeutic licenses, including rights to sublicense, to SNS-032 and any related compounds that are active against CDK-1, -2, -4, -7 and -9 and are covered by licensed intellectual property.

The agreement provides to BMS an $8.0 million upfront payment, which we paid in April 2005 through the issuance of shares of our Series C-2 preferred stock which converted into 879,094 shares of common stock upon our initial public offering, or IPO, in September 2005, and milestone payments totaling up to $78.0 million for beginning Phase I, Phase II and Phase III clinical testing, and for filing NDAs and receiving regulatory approval in the United States, Europe and Japan as well as for achieving certain commercial milestones. Milestone payments are distributed among intravenous, or IV, and oral formulations and various cancer indications. We may, at our election, pay some of these milestone payments in equity or a mixture of cash and equity, rather than entirely in cash. Shares of our stock issued in connection with milestone payments will be valued at the average closing price of our common stock for a specified five-day period prior to issuance. In February 2006, as consideration for a $2.0 million milestone payment due pursuant to the license agreement for initiating a Phase I clinical trial, we issued an aggregate of 404,040 shares of our common stock to BMS.

The agreement also provides for royalty payments to BMS at rates that are based on total annual net sales. Royalty obligations under the agreement continue on a country-by-country basis until the later of (1) expiration of all patents that are owned by us or exclusively licensed to us (whether by BMS or a third party) that cover a licensed product, (2) 10 years following the first commercial sale of a licensed product or (3) expiration of all applicable data exclusivity with respect to a licensed product. The U.S. composition of matter patent covering SNS-032 is due to expire on October 21, 2018, and most of its foreign counterparts are due to expire on December 7, 2020.

After completion of any Phase II clinical trial with SNS-032 or other licensed product under a U.S. IND, should we desire to sublicense our rights under the agreement, BMS will have the first right to negotiate with us for such sublicense. If we and BMS do not reach agreement within a designated period of time, then we are free to sublicense to any third party provided the financial terms are not less favorable than those offered to BMS. We cannot grant a sublicense to any third party before the completion of such Phase II clinical trial unless we receive BMS’ consent.

The agreement may be terminated by BMS for our uncured breach (other than a diligence breach) or bankruptcy. BMS may terminate this agreement on a country-by-country basis for our uncured failure to use commercially reasonable efforts to develop and/or commercialize at least one licensed compound or licensed product in a particular country or territory. Further, if such uncured failure occurs in certain countries, BMS may terminate the agreement as to entire designated territories. BMS may also terminate the agreement if we develop or market a competitive product within certain designated time periods. We may terminate this agreement with respect to a specific licensed product in a particular country without cause but with a specified notice period. We may also terminate the agreement for BMS’ uncured breach.

Strategic Collaborations

As of February 28, 2006, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. These alliances have been designed to enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline. Through our strategic collaborations, we are able to pursue more programs than we could fund on our own. As of December 31, 2005, we had received an aggregate of approximately $64.1 million in cash in the form of stock purchase proceeds and fees from our collaboration partners, excluding Biogen Idec’s $5.0 million investment in our company through our IPO.

In forming each of our strategic collaborations, we have agreed not to conduct certain research, independently or with any commercial third party, that is on the same target as that covered by the collaboration agreement. Some of our collaborations also significantly restrict our ability to utilize intellectual property derived from a collaboration for a purpose outside of the collaboration.

Biogen Idec (formerly Biogen, Inc.) — TNF Family and Oncology Research Collaboration

In December 2002, we entered into a collaboration with Biogen Idec to apply Tethering to discover and develop small molecule modulators of up to four members of the TNF trimeric cytokine super-family plus up to two additional targets. The research phase of this collaboration ended in June 2005, and to our knowledge Biogen Idec has discontinued the development of all product candidates that were subject to this collaboration.

Pursuant to this agreement, we received a $3.0 million upfront technology access fee. In addition, Biogen Idec made a $6.0 million equity investment in our company. The agreement also provided for a maintenance fee payable to us of $357,500 per quarter, starting in April 2004 and continuing until the end of the initial research phase which ended in July 2005. Both parties agreed to dedicate resources as provided in the research plan. To date, we have received payments totaling $10.8 million under this collaboration, net of $4.0 million in loan proceeds which were repaid in full in September 2005.

Biogen Idec — Kinase Research, Development and Commercialization Collaboration

In August 2004, we entered into a collaboration agreement with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets. The primary focus of the program is to discover small molecule inhibitors of kinases that play a role in oncology indications or in the regulation of the human immune system. During the research term, we and Biogen Idec agreed to work together exclusively to develop pharmaceutical compounds against collaboration targets with the exception that either party may collaborate with a third party on a Phase II clinical trial or later stage compound against a collaboration target. Our exclusivity obligation continues for an additional year after the end of the research term. We also agreed not to develop or commercialize any compound active against a collaboration target that is the subject of the agreement.

Pursuant to this agreement, we received a $7.0 million upfront technology access fee. In addition, Biogen Idec made a $14.0 million equity investment in our company. To date, we have received payments totaling $28.0 million under this collaboration, including the $14.0 million equity investment. The initial research term is four years, and both parties agreed to dedicate the research personnel provided in the research plan. Biogen Idec has the option to extend the research term for up to two additional one-year periods upon payment of an additional technology access fee and a commitment to provide research funding. Biogen Idec will bear all costs related to this program for all targets through at least the completion of Phase I clinical trials, after which we have the right to participate in the co-development and co-promotion of product candidates for up to two targets.

We granted Biogen Idec a worldwide non-exclusive license to our intellectual property relating to Tethering with respect to specific collaboration targets and an exclusive license to our portion of the collaboration intellectual property for the commercialization of small molecule compounds that have a specified activity against collaboration kinases arising from the collaboration. Biogen Idec is required to pay up to $60.5 million in pre-commercialization milestones per target as well as royalty payments depending on product sales. Royalty payments may be increased if we exercise our option on co-development and co-promotion rights. Royalty rates payable to us will be reduced if Biogen Idec is required to license additional intellectual property related to Tethering from one or more third parties in order to commercialize a collaboration product. Rights to collaboration products revert to us with a reverse royalty to Biogen Idec if Biogen Idec fails to use commercially reasonable and diligent efforts during development and commercialization of co-funded products. If we do not exercise our co-funding option for a product directed at a target selected for further collaborative work, then Biogen Idec may pursue such target on its own. We also have a non-exclusive license, with the right to obtain an exclusive license, from Biogen Idec under joint collaboration intellectual property to develop and commercialize products against other kinase targets. We will owe royalty payments to Biogen Idec for sales of any such products. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 10 years from the date of first sale of the product.

Our agreement with Biogen Idec will continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. The agreement may be terminated earlier by Biogen Idec without cause at any time before the second anniversary of the agreement upon six months’ written notice or immediately upon written notice and payment of a termination fee. After the second anniversary of the agreement, Biogen Idec may terminate the agreement without cause upon

90 days’ written notice. Either party may also terminate the agreement for the other party’s uncured breach or bankruptcy. If Biogen Idec terminates the agreement early without cause or we terminate due to Biogen Idec’s breach or bankruptcy, all co-funded products not approved for sale prior to termination will revert to us, and we will receive a reduction in the royalties we owe to Biogen Idec. If Biogen Idec terminates the agreement early due to our breach or bankruptcy, Biogen Idec will receive a reduction in the royalties it owes to us. Many of the parties’ other product rights are not substantially affected by early termination.

Johnson & Johnson PRD — Research, Development and Commercialization Collaboration

In May 2002, we entered into a collaboration agreement with Johnson & Johnson PRD to discover, develop and commercialize small molecule inhibitors of Cathepsin S, an enzyme that is important in regulating an inflammatory response. During the period of the research term plus two years, we and Johnson & Johnson PRD agreed to work together exclusively to develop pharmaceutical compounds against Cathepsin S. Johnson & Johnson PRD retains the sole right to determine whether a product candidate enters development. Johnson & Johnson PRD holds worldwide rights to commercialize any drugs resulting from this program.

The agreement provides for payment by Johnson & Johnson PRD to us of a technology access fee and research funding. To date, we have received payments totaling $6.3 million under this collaboration. The initial research term was two years, and Johnson & Johnson PRD had the option to extend the research term for up to two additional one-year periods with the same level of research funding. Johnson & Johnson PRD exercised its first option to extend the research term through May 2005, and in December 2004, Johnson & Johnson PRD extended the research term further to December 31, 2005. Johnson & Johnson PRD did not extend the research term beyond December 31, 2005.

We granted Johnson & Johnson PRD a worldwide non-exclusive license to our intellectual property relating to Tethering on Cathepsin S and an exclusive license under the collaboration intellectual property for the commercialization of small molecule products arising from the collaboration. Patents and patent applications arising from the collaboration are owned by our company. Johnson & Johnson PRD is required to pay research and development milestones of up to $24.5 million well as royalty payments depending on product sales. Royalty rates payable to us may be reduced if Johnson & Johnson PRD is required to license additional intellectual property related to Tethering from one or more third parties in order to commercialize a collaboration product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 10 years from the date of first sale of the product.

Although the research term of the collaboration ended in December 2005, our agreement with Johnson & Johnson PRD will continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Johnson & Johnson PRD may terminate the agreement earlier without cause after the end of the research term and upon six months’ written notice, and either party may terminate the agreement for the other party’s uncured breach or bankruptcy. If we terminate the agreement due to Johnson & Johnson PRD’s breach or bankruptcy, Johnson & Johnson PRD will grant us certain exclusive licenses and transfer its regulatory filings to us, and we will be obligated to pay modest royalties to Johnson & Johnson PRD in return.

Merck — BACE Research, Development and Commercialization Collaboration

In February 2003, we entered into a license and collaboration agreement with Merck to discover, develop and commercialize small molecule inhibitors of BACE, or beta secretase, an enzyme that is believed to be important for the progression of Alzheimer’s disease. During the period of the research term plus one year, we and Merck agreed to work together exclusively to develop a pharmaceutical compound against the collaboration target, with the exception that Merck may acquire from a third party a compound that satisfies development candidate criteria specified in the agreement. Merck holds worldwide rights to commercialize any drugs resulting from this collaboration.

The agreement provides for payment by Merck to us of a technology access fee and research funding. To date, we have received payments totaling $13.8 million under this collaboration. The initial research term is three years and both parties agreed to dedicate the resource funding provided in the research plan. Merck elected not to exercise its option to extend the research term for an additional one-year period, and the research term of this collaboration ended in February 2006.

We granted Merck a worldwide, non-exclusive license to our intellectual property relating to Tethering on BACE and an exclusive license to a composition of matter patent and future intellectual property relating to BACE. Merck is required to pay research and development milestones of up to $90.3 million as well as royalty payments depending on product sales. Royalty rates payable to us may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product or if a third party markets a version of the collaboration product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product. We retain the right to develop and commercialize non-pharmaceutical products containing compounds arising from the collaboration. We would owe Merck a royalty based on sales of any such products.

Our agreement with Merck will continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy. The agreement may be terminated by Merck at any time upon three months’ notice to us.

Merck — Anti-viral License and Research Collaboration

In July 2004, we entered into a license and collaborative research agreement with Merck that allows Merck to discover and develop small molecule drugs against an enzyme target for treating viral infections. During the period from the beginning of the research term until the time that Merck ceases activities against the enzyme target, we agreed not to work with any third party on compounds that inhibit the enzyme target. Merck holds worldwide rights to commercialize any drugs resulting from this collaboration.

The agreement provides for a payment by Merck to us of an upfront technology access fee and annual license fees. To date, we have received $2.9 million under this collaboration. The initial research term is three years and may be extended for one year upon mutual agreement of the parties.

We assigned to Merck small molecule compounds related to the viral target and our interest in research program patents and to compounds that act on the target through our inhibition mode. Merck owns all intellectual property generated in the course of performing the research except for improvements related to Tethering, which we own. Merck is required to pay pre-commercialization milestones of up to $22.1 million as well as royalty payments based on product sales. Royalty rates payable to us may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product. Merck may also reduce its royalty payments to us if the product is not covered by a patent or if a third party markets a competitive product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product.

Our agreement with Merck will continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Either party may terminate the agreement for the other party’s uncured breach or bankruptcy. As of January 2006, Merck may end the research term upon 90 days’ written notice to us.

Competition

We compete primarily in the segments of the biopharmaceutical markets that address cancer and other unmet medical needs, which are highly competitive. We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and selling products designed to address cancer and other unmet medical needs. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer research, some of which are in direct competition with us.

Our product candidates will compete with a number of cancer therapeutics that are currently marketed or in development that also target proliferating cells but at different points of the cell cycle or with a different mechanism of action. These drugs include irinotecan, doxorubicin, taxanes and other cell-cycle inhibitors. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy compared to these competitors. We believe there are currently over 40 cell-cycle inhibitors undergoing clinical trials.

SNS-032 is a CDK inhibitor. We believe that several companies, including Cyclacel, AstraZeneca, Schering AG, Pfizer and others, are conducting clinical trials with similar compounds and others are developing CDK inhibitors that may compete with SNS-032. We are not aware of any CDK inhibitors that are currently being marketed.

We are not aware of any marketed Aurora kinase inhibitors to treat cancer. We believe, however, that Vertex and Merck are co-developing an Aurora kinase inhibitor and that Millennium Pharmaceuticals, Rigel Pharmaceuticals in conjunction with Serono, Pfizer, AstraZeneca, Schering AG and others also may be developing Aurora kinase inhibitors. Other molecules that may compete with SNS-314 may include other naturally occurring cytotoxic drugs.

We believe that our Raf kinase inhibitor would compete with Nexavar® developed jointly by Bayer AG and Onyx Pharmaceuticals, which received FDA approval in December 2005, and several compounds being developed by Pfizer. Likewise, Chiron recently announced that it had filed an IND and will initiate Phase I clinical trials of a Raf kinase inhibitor in 2006.

We also compete with other companies that may be pursuing drug discovery using other technologies, including fragment-based technologies.

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties free of third party patents and to secure and protect intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our drug candidates;

•	the speed at which we develop our drug candidates;

•	our ability to design and successfully complete appropriate clinical trials;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals;

•	the success of our collaborations;

•	our ability to manufacture and sell commercial quantities of future products to the market; and

•	acceptance of future products by physicians and other healthcare providers.

Intellectual Property

We patent the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2005, we owned or had exclusive rights to 65 issued U.S. and foreign patents and 111 pending U.S. and foreign patent applications. Forty-three issued patents and seven pending applications relate to SNS-595, which cover compositions of matter and method of use in oncology and formulations. The issued patents are generally due to expire in 2015. The U.S. composition of matter patent is due to expire on October 6, 2015, and most of its foreign counterparts are due to expire on June 6, 2015. Two pending U.S. and one pending foreign applications in our SNS-314 program and one pending U.S. and one pending foreign applications in our Raf kinase program relate to composition of matter, formulations, and methods of use in oncology and other kinase-mediated diseases and formulations. We intend to seek patent term extension that may be available, including under the Hatch-Waxman Act, which provides up to five years of patent extension. Eight issued patents, which will expire between 2018 and 2021, and 55 pending applications relate to Tethering. The remaining patents and applications relate to other aspects of our technology or other drug discovery programs that we are no longer actively pursuing.

In addition, we have obtained from BMS exclusive rights for SNS-032 and certain other related compounds active against CDK-1, -2, -4, -7 and -9. These exclusive rights primarily derive from four issued U.S. patents, their foreign counterparts, and other patents and applications that claim priority to these four issued U.S. patents. The U.S. composition of matter patent covering SNS-032 is due to expire on October 21, 2018 and most of its foreign counterparts are due to expire on December 7, 2020.

Our ability to build and maintain our proprietary position for our technology and drug candidates will depend on our success in obtaining effective claims and enforcing those claims once granted. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. The patents we own or license and those that may issue in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

We may not be able to develop patentable products or be able to obtain patents from pending patent applications. Even if patents are issued, they may not be sufficient to protect the technology and drug candidates owned by or licensed to us. These current patents and patents that may issue in the future may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantage to us. Patent applications filed before November 29, 2000 in the United States are maintained in secrecy until patents issue. Later filed U.S. applications and patent applications in most foreign countries generally are not published until at least 18 months after they are filed. Scientific and patent publication often occurs long after the date of the scientific discoveries disclosed in those publications. Accordingly, we cannot be certain that we were the first to invent the subject matter covered by any patent application or that we were the first to file a patent application for any inventions.

Our commercial success depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. The existence of third party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursuing research, development or commercialization of products, or be required to obtain licenses to these patents or to develop or obtain alternative technology.

We may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect.

We seek to protect our proprietary information by requiring our employees, consultants, contractors and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of their employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. There can be no assurance that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party.

Government Regulation

The Food and Drug Administration, or FDA, and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and drugs.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with FDA’s GLP regulations;

•	submission to FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA to the FDA;

•	satisfactory completion of a FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with current good manufacturing practice, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•	Phase III clinical trials are commonly referred to as pivotal trials. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and efficacy after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

New Drug Application

The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Fast Track Designation

FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•	Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review. We do not know whether any of our drug candidates will receive a priority review designation or, if a priority designation is received, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately grant drug approval.

•	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we and our collaboration partners intend to seek fast track designation, accelerated approval or priority review for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.

Satisfaction of FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the drug candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, including cancer therapy. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

Employees

As of December 31, 2005, our workforce consisted of 126 full-time employees, 42 of whom hold Ph.D. or M.D. degrees, and 29 of whom hold other advanced degrees. Of our total workforce, 99 are engaged in research and development and 27 are engaged in business development, finance, legal, human resources, facilities and information technology administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. Please see “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 1998. We do not currently have any products that have been approved for marketing, and we continue to incur research and development, and general and administrative expenses related to our operations. Our net loss for 2005, 2004 and 2003 was $27.5 million (excluding a preferred stock dividend of $88.1 million), $20.5 million and $19.0 million, respectively. As of December 31, 2005, we had an accumulated deficit of $209.0 million, including an $88.1 million deemed dividend related to our IPO in September 2005. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease. To date, we have derived all of our revenue from collaboration agreements and, to a lesser extent, grants and fellowships. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

There is a high risk that our drug discovery and development activities could be halted significantly or delayed for various reasons.

Our product candidates are in the early stages of drug discovery or development and are prone to the risks of failure inherent in drug development. As of the date of this report, only two of our product candidates, SNS-595 and SNS-032, have been tested in humans. We and our collaboration partners will need to conduct significant additional preclinical studies and clinical trials before we or our collaboration partners can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. In our industry, it is unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. Failure can occur at any stage of the process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

We do not know whether our ongoing Phase I and Phase II clinical trials with SNS-595, our ongoing and planned Phase I/II clinical trials with SNS-032, our planned Phase I clinical trial with SNS-314, or any other future clinical trials with any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned Phase I, Phase I/II and Phase II clinical trials will begin on time. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;

•	delays or failures in obtaining institutional review board approval to conduct a clinical trial at a prospective site;

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

For example, due to toxicities observed in previous Phase I clinical trials of SNS-032, our current Phase I/II clinical trial for the use of SNS-032 to treat human malignancies is complex. In addition, our planned dosing regimen for this trial is time-consuming and patients may choose to participate in alternative clinical trials. As a result, we believe that our Phase I/II clinical trial for SNS-032 may be lengthier and more expensive than similar clinical trials. In addition, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, our company or, in some cases, our collaboration partners. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

We are advancing multiple product candidates through discovery and development. In March 2006, we issued common stock and warrants in a private placement resulting in gross proceeds of approximately $45.3 million. We will need to raise substantial additional capital to continue our discovery, development and commercialization activities. We plan to retain the development and commercialization rights to some of our novel cancer therapeutics at least until we have completed a Phase II clinical trial to maximize our economic upside, which will require substantial expenditures by our company.

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

Our clinical trials for our lead product candidates, SNS-595, SNS-032 and SNS-314, may not demonstrate safety or efficacy or lead to regulatory approval.

Our lead product candidates, SNS-595, SNS-032 and SNS-314, are small-molecule therapeutics being developed for the treatment of certain types of cancer. Many cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a “therapeutic window.” Based on the results of our Phase I clinical trials, we may select a dose for use in future clinical trials that may prove to be ineffective in treating cancer. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate further clinical trials for SNS-595, SNS-032 and/or SNS-314. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them. If clinical trials of SNS-595, SNS-032 and/or SNS-314 are halted, or if they do not show that these product candidates are safe and effective, our future growth would be limited and we may not have any other product candidates to develop.

In addition to the risks described above, we are aware of risks that are specific to SNS-032. In previous Phase I clinical trials of SNS-032, significant safety risks were observed in patients who were administered SNS-032 on either a one-hour or a 24-hour infusion once every three weeks. For example, statistically significant increases in certain phases of the cardiac cycle, known as the QT interval, or the corrected QT interval, or QTc, on the electrocardiograms of patients were observed in patients receiving the 24-hour infusion regimen. Increased QT intervals may be associated with increased risk for severe cardiac events. In addition, pronounced, rapidly reversible decreases in white blood cells were observed between 24 and 48 hours following infusion under the one-hour infusion regimen, most likely associated with higher peak drug levels in this regimen. Further, some patients also experienced liver toxicity, which limited the amount of drug that could be administered to those patients. Two of these planned clinical trials were discontinued prior to completion. We will not receive regulatory approval for SNS-032 unless we are able to deliver therapeutically active doses of SNS-032 while keeping toxicities at acceptable levels. In our existing Phase I clinical trial, we are delivering the drug on a daily basis in a one-hour infusion for five consecutive days. There is a significant risk that this dose and regimen may not allow us to achieve efficacious exposure in the absence of dose-limiting toxicity, and thus SNS-032 may not advance as a single agent therapeutic.

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

We have programs to develop small molecule inhibitors of CDK, Aurora and Raf kinases for the treatment of cancer. SNS-032 is a CDK inhibitor, and SNS-314 is an Aurora kinase inhibitor. The therapeutic benefit of inhibiting CDK, Aurora or Raf kinases in the treatment of human cancer has not been established definitively. Although a competitive kinase inhibitor, Nexavar®, has recently been approved and is commencing commercial use, this compound inhibits Raf and other kinases and its non-Raf kinase activities may be responsible for its efficacy. In addition, there are conflicting scientific reports regarding the reliance or necessity of CDK2 in the cell-cycle. Although several other companies have CDK and Aurora kinase programs, we are not aware of any candidates that have demonstrated therapeutic benefit in clinical testing. If CDK, Aurora or Raf kinase inhibition is not an effective treatment of human cancer, SNS-032, SNS-314 and any other drug candidates from these programs may have little or no commercial value.

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

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA or other regulatory agencies.

Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

We rely on third parties to conduct our clinical trials for SNS-595 and SNS-032 and plan to rely on third parties to conduct our clinical trials for SNS-314. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize SNS-595, SNS-032, SNS-314 or any of our other product candidates.

We do not have the ability to independently conduct clinical trials for SNS-595, SNS-032, SNS-314 or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct clinical trials of our product candidates for which we do not have a collaboration. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

The failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays if we or our collaboration partners are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely effected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. Without exception, oncology patients have failed treatment in first and second line treatment before enrolling in a study of an investigational product candidate.

We rely on a third party to manufacture our product candidates, including SNS-595, SNS-032 and SNS-314, and depend on a single supplier for SNS-595 and SNS-032. There is a limited number of manufacturers that are capable of manufacturing the active ingredient of SNS-595.

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We have no experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on a third party to manufacture the active pharmaceutical ingredient, or API, of SNS-595, which is classified as a toxic substance, thereby limiting the number of suppliers qualified to manufacture it. This manufacturer is our single supplier. If our third-party manufacturer is unable or unwilling to produce the API, we will need to establish a contract with another supplier. We believe there are at least three contract manufacturers in North America with the capability to manufacture the active ingredient of SNS-595. However, establishing a relationship with an alternative supplier would likely delay our ability to produce the API for three to six months. We also rely on a third party to manufacture SNS-032 and SNS-314. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

Our product candidates require precise, high quality manufacturing. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards. Our contract manufacturer’s failure to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If in the future one of our product candidates is approved for commercial sale, we will need to manufacture that product in larger quantities. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.

Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of December 31, 2005, we owned or had exclusive rights to 65 issued U.S. and foreign patents and 111 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The composition of matter patents covering SNS-595 are due to expire in 2015. Even if SNS-595 is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

The composition of our lead product candidate, SNS-595, is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 45 foreign jurisdictions. U.S. patent 5,817,669 is due to expire on October 6, 2015, and most of its foreign counterparts are due to expire on June 6, 2015. We do not know whether patent term extensions will be available in the future. SNS-595 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-595 will be approved by the FDA. Even if SNS-595 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-595 to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering SNS-595. Our obligation to pay royalties to Dainippon , the company from which we licensed SNS-595, may extend beyond the patent expiration, which will further erode the profitability of this product.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on not infringing the patents and proprietary rights of other parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. Numerous third-party U.S. and foreign issued patents and pending applications exist in the area of kinases, including CDK, Aurora and Raf kinases for which we have research programs. Because patent applications can take several years to issue, there may be pending applications that may result in issued patents that cover our technologies or product candidates. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents.

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

Changes in stock option accounting rules will adversely impact our operating results prepared in accordance with generally accepted accounting principles.

We have historically used employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation, or FIN, No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an Interpretation of APB No. 25, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation. Consequently, we generally did not recognize compensation costs for employee stock options.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R became effective for the Company beginning in the first quarter of fiscal 2006. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that we expect to record during fiscal 2006 was approximately $2.4 million before income taxes. We will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. Although the adoption of FAS 123R will not affect our cash flow, we expect it will have a material impact on the Company’s results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements.”

We depend on various scientific consultants and advisors for the success and continuation of our research and development efforts.

We work extensively with various scientific consultants and advisors. The potential success of our drug discovery and development programs depends, in part, on continued collaborations with certain of these consultants and advisors. We rely on certain of these consultants and advisors for expertise in our research, regulatory and clinical efforts. Our scientific advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such consulting agreements or that such scientific advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our research objectives and could have a material adverse effect on our business.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired and our research could be lost or destroyed. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. Neither we nor our collaboration partners have received marketing approval for any of our product candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be deemed safe or effective;

•	FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA might not approve our or our third-party manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

Even if we receive regulatory approval for a product candidate, we will be subject to ongoing FDA obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize our future products.

Any regulatory approvals that we or our collaboration partners receive for our product candidates may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and we may not achieve or sustain profitability.

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

In previous clinical trials conducted by BMS, SNS-032 has been administered by IV infusion on a once-a-week and once-every-three-weeks basis. We believe that SNS-032 will need to be administered on a more frequent basis to show efficacy. Our current Phase I/II clinical trial design for SNS-032 includes administration of SNS-032 by a one-hour IV infusion once a day for five consecutive days, followed by 16 days without the drug. This IV regimen is inconvenient for patients, and commercial success may depend on developing an effective oral formulation of SNS-032. The development of an oral formulation could be costly and result in delays for the advancement of the program, and we cannot be certain that we will be able to develop an effective oral formulation for SNS-032.

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

We intend to market our future products in international markets. In order to market our future products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

We sold shares of common stock in our IPO in September 2005 at a price of $7.00 per share, and our stock has subsequently traded as low as $4.25 per share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, and any delays in, our clinical trial programs, including our ongoing and planned clinical trials for SNS-595, SNS-032 and SNS-314;

•	announcements of FDA non-approval of our product candidates, including SNS-595, SNS-032 or SNS-314, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

•	failure or discontinuation of any of our research programs;

•	announcements relating to future collaborations or our existing collaborations with Biogen Idec, Johnson & Johnson PRD and Merck;

•	delays in the commercialization of our future products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates or future products;

•	market acceptance of our future products;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future drugs;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 59.3% of our outstanding common stock as of March 20, 2006. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant portion of our outstanding common stock may be sold into the market in the near future. Substantial sales of this stock, or the perception such sales are likely to occur, could cause the price of our common stock to decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Approximately 14.6 million shares of our common stock may be sold upon the expiration of lock-up agreements in April 2006. The lock-up agreements provide that Lehman Brothers Inc. and SG Cowen & Co., LLC, in their sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock for a period of 180 days after September 27, 2005, the date of our IPO prospectus.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	a classified board of directors so that not all directors are elected at one time;

•	a prohibition on stockholder action through written consent;

•	limitations on our stockholders’ ability to call special meetings of stockholders;

•	an advance notice requirement for stockholder proposals and nominations; and

•	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

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

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders sole source of gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of the date of this report, we leased approximately 54,000 square feet of office and laboratory space in South San Francisco, California. Our lease expires in June 2013, subject to our option to extend the lease through June 2018. We believe that our current facilities will be sufficient to meet our needs through 2007. We may lease or sublease additional space that we believe will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, has been traded on the Nasdaq National Market since September 27, 2005 under the symbol SNSS.

Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low sales prices by quarter as reported by the Nasdaq National Market.

Fiscal 2005	High	Low

Third Quarter	$7.09	$6.25
Fourth Quarter	$7.01	$4.25

As of March 20, 2006, there were approximately 217 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth.

Securities Authorized For Issuance Under Equity Compensation Plans

The information required by this Item 5 concerning the Company’s equity compensation plans is discussed in Note 10 to the financial statements contained in Part II Item 8 of this report.

Unregistered Sales of Equity Securities

We have issued and sold the following unregistered securities during the year ended December 31, 2005. The following share numbers have been adjusted to reflect an approximately 1-for-4.25 reverse stock split of common stock, an approximately 1-for-5.5 reverse stock split of Series A preferred stock and an approximately 1-for-3.74 reverse stock split of Series B, C, C-1 preferred stock (collectively, the “Reverse Stock Split”) and the conversion of preferred stock into common stock effected immediately prior to the completion of the IPO.

1. We sold an aggregate of 40,666 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $105,438 upon the exercise of stock options and stock awards.

2. We granted stock options and stock awards to employees, directors and consultants under our 1998 Stock Plan, 2001 Stock Plan and 2005 Stock Plan covering an aggregate of 1,386,465 shares of common stock, with exercise prices ranging from $4.98 to $9.56 and a weighted average exercise price of $5.54. In addition, we granted 2,667 shares of restricted stock to a consultant.

3. In April 2005, we issued and sold shares of Series C-2 preferred stock, which were converted into an aggregate of 879,094 shares of common stock in connection with our IPO, to Bristol-Myers Squibb Company, which represented that it was an accredited investor, for an aggregate purchase price of $8,000,000.

4. In August 2005, we issued warrants to purchase shares of Series C preferred stock, which were converted into warrants to purchase an aggregate of 164,830 shares of common stock in connection with our IPO, to three lenders, each of which represented that it was an accredited investor, for an aggregate exercise price of $1,500,000.

In addition, in March 2006, we issued an aggregate of 7,246,377 shares of common stock and warrants to purchase up to an additional 2,173,914 shares of common stock to funds managed by Alta Partners, Deerfield Management, Baker Brothers Investments, existing investor Warburg Pincus LLC and several other institutional investors, each of whom represented that it was an accredited investor, for an aggregate purchase price of $45,300,000 (the “PIPE Transaction”).

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

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (3) and (4) and in connection with the PIPE Transaction by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

Use of Proceeds From Registered Securities

The initial public offering of 6,051,126 shares of our common stock was effected through a Registration Statement on Form S-1 (Reg. No. 333-121646) which was declared effective by the Securities and Exchange Commission on September 27, 2005. We issued 6,000,000 shares on September 30, 2005 for gross proceeds of $42,000,000. We issued 51,126 shares on November 1, 2005 for gross proceeds of $358,000. We paid the underwriters a commission of $2,965,000 and incurred additional offering expenses of approximately $2,225,000. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $37,168,000.

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2005, we did not repurchase any equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements included elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Collaboration revenue	$7,395	$5,938	$6,842	$3,170	$407
Collaboration revenue from related party	9,018	4,201	857	32	—
Grant and fellowship revenue	109	166	561	1,474	701

Total revenues	16,522	10,305	8,260	4,676	1,108

Operating expenses:
Research and development	36,166	23,616	21,326	18,441	14,790
General and administrative	8,283	7,352	6,136	6,179	5,273

Total operating expenses	44,449	30,968	27,462	24,620	20,063

Loss from operations	(27,927)	(20,663)	(19,202)	(19,944)	(18,955)
Interest income	1,092	518	713	1,360	3,525
Interest expense	(674)	(387)	(521)	(594)	(497)
Other income (expense), net	10	2	5	(4)	(104)

Net loss	(27,499)	(20,530)	(19,005)	(19,182)	(16,031)
Convertible preferred stock deemed dividends	(88,092)	—	—	—	—

Net loss applicable to common stockholders	$(115,591)	$(20,530)	$(19,005)	$(19,182)	$(16,031)

Basic and diluted net loss per share applicable to common stockholders	$(17.41)	$(15.77)	$(16.16)	$(18.73)	$(21.52)

Shares used in computing basic and diluted loss per share applicable to common stockholders	6,637,935	1,302,096	1,175,766	1,024,024	744,964

	As of December 31,
Balance Sheet Data:	2005	2004	2003	2002	2001

Cash, cash equivalents and marketable securities	$48,333	$36,812	$33,843	$47,155	$56,768
Working capital	40,156	27,707	27,208	42,219	53,220
Total assets	54,708	43,026	40,306	54,346	64,896
Long-term debt	1,306	4,438	3,249	2,593	3,727
Convertible preferred stock	—	108,813	94,821	94,821	88,836
Common stock and additional paid-in capital	249,692	6,494	2,723	2,637	2,546
Accumulated deficit	(209,008)	(93,417)	(72,886)	(53,881)	(34,699)
Total stockholders’ equity (deficit)	38,466	(90,044)	(70,376)	(51,428)	(32,115)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase II clinical trial in small cell lung cancer, one Phase II clinical trial in non-small cell lung cancer and a Phase I clinical trial in acute leukemias. Our second most advanced product candidate, SNS-032, is a CDK inhibitor. We are currently conducting a Phase I/II clinical trial with SNS-032 in patients with advanced solid tumors. We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer, and we expect to file an IND in 2006. We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

As of February 28, 2006, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. As of December 31, 2005, we had received an aggregate of approximately $64.1 million in cash in the form of stock purchase proceeds and fees from our collaboration partners.

Since our inception, we have generated significant losses. As of December 31, 2005, we had an accumulated deficit of $209.0 million, including a deemed dividend $88.1 million recorded in conjunction with our IPO in September 2005. We expect our net losses to increase primarily due to our anticipated clinical trial activities.

Financial Operations Overview

Revenue

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue and grant and fellowship revenue.

Collaboration Revenue.  We generate revenue primarily through our collaborations. As of February 28, 2006, we had four ongoing research-based collaborations, one of which involves the participation of our personnel. Each of these collaborations included a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue since January  1, 2003 from each of our collaborators.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Biogen Idec	$9,018	$4,201	$857
Chiesi Farmaceutici	—	—	841
Johnson & Johnson PRD	1,418	1,334	2,350
Merck	5,977	4,604	3,651

Total	$16,413	$10,139	$7,699

In May 2002, we entered into our collaboration with Johnson & Johnson PRD, the research phase of which was completed in December 2005. In December 2002, we entered into our initial collaboration with Biogen Idec, the research phase of which was completed in June 2005. In February 2003, we entered into our initial collaboration with Merck, the research phase of which was completed in February 2006. Our collaboration with Chiesi Farmaceutici was terminated on December 31, 2002, and we completed our remaining performance obligations in 2003. In July 2004, we entered into a second collaboration with Merck. In August 2004, we entered into a second collaboration with Biogen Idec.

In 2006, 2007, and 2008, we expect to receive additional research funding from our collaborators totaling at least $10.0 million. This funding is discretionary, but is not dependent upon the achievement of milestones. In addition, we may receive milestone payments if one or more of our research collaboration programs reach a milestone for which a payment is due. In absence of any new collaborations, we expect our collaboration revenue to be lower in future years than in 2005.

Grant and Fellowship Revenue.  Grant and fellowship revenue is recognized as we perform services under the applicable grant. As of December 31, 2005, we had been awarded $5.4 million, and had recognized as revenue $2.5 million, in federal grants under the Small Business Innovation Research, or SBIR, program. In addition, we have recognized revenue from other grants and fellowships. We do not plan to perform any additional work under our SBIR grants in the foreseeable future.

Research and Development Expense

Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including Phase I and Phase II clinical trial costs for SNS-595 and Phase I/II clinical trial costs for SNS-032, to develop our proprietary fragment-based Tethering drug discovery approach, to develop in-house research and preclinical study capabilities, to discover and advance product candidates toward clinical trials and in connection with in-licensing activities. We expense all research and development costs as they are incurred. The table below sets forth our research and development expense since January 1, 2003 for our product candidate programs.

	Year Ended December 31,
	2005	2004	2003	Total
	(In thousands)

SNS-595	$7,230	$4,587	$420	$12,237
SNS-032	9,665	—	—	9,665
SNS-314	7,102	3,688	175	10,965
RAF kinase inhibitors	1,552	2,967	2,411	6,930
Other kinase inhibitors	5,473	879	—	6,352
Cathepsin S inhibitors	796	967	2,319	4,082
BACE inhibitors for Alzheimer’s disease	1,674	2,266	3,072	7,012
Anti-viral inhibitors	37	32	98	167
TNF family and oncology research	951	2,526	2,565	6,042
Other programs	1,686	5,704	10,266	17,656

Total	$36,166	$23,616	$21,326	$81,108

We in-licensed SNS-032 from BMS in April 2005 and issued BMS shares of our Series C-2 preferred stock, with an initial value of $8.0 million. These shares were converted into 879,094 shares of common stock in conjunction with our IPO in September 2005. The $8.0 million up-front payment was included in research and development expense for the period ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. In February 2006, as consideration for a milestone payment due pursuant to the license agreement for initiating a Phase I clinical trial, we issued an aggregate of 404,040 shares of our common stock to BMS.

We incur research and development expense associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expense relating to our collaborations with Biogen Idec and Merck consist primarily of costs related to Tethering, lead optimization, preclinical studies and other activities related to the identification and optimization of compounds for development of kinase inhibitors for the treatment of cancer, cytokine and enzyme inhibitors for the treatment of inflammatory diseases, antiviral inhibitors for the treatment of viral disease as well as protease inhibitors for the treatment of Alzheimer’s disease. Under our Biogen Idec agreement, we have an option on a target-by-target basis to co-fund post-Phase I development costs for up to two oncology kinase targets, which may include Raf kinase. If we exercise one or both of our options, our research and development expense will increase significantly. Research and development expense related to co-development activities that we elect to co-fund would consist primarily of manufacturing costs for the product candidate, clinical trial-related costs, costs for consultants and contract research employee compensation and facilities costs and depreciation of equipment.

We expect to incur research and development expense to conduct clinical trials on SNS-595, SNS-032 and SNS-314. Clinical trials are costly, and as we continue to advance our product candidates through preclinical and clinical development, we expect our research and development expense to increase. For example, we expect to spend at least $11 million (1) to advance our SNS-595 program to completion of Phase II clinical trials in small cell and non-small cell lung cancer and ovarian cancer and a Phase I clinical trial in acute leukemias, (2) to advance our SNS-032 program to completion of our ongoing and planned Phase I/II clinical trials, and (3) to file an IND with the FDA and complete Phase I clinical trials for SNS-314. As of the date of this report, due to the risks inherent in the clinical trial process and given the early state of development of our programs, we are unable to estimate the costs we will incur in the continued development of our product candidates for potential commercialization.

Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success and development costs vary widely. While we are currently focused on advancing SNS-595 through clinical development, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In addition, we cannot forecast which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we do not know when and to what extent we will receive cash inflows from our product candidates.

General and Administrative Expense

Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities management, legal, including intellectual property management, general administration and non-cash stock compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors.

Critical Accounting Policies and the Use of Estimates

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

Our significant accounting policies are more fully described in Note 1 to our financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

In accordance with Emerging Issues Task Force, or EITF, 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which we adopted effective July 1, 2003, revenue arrangements with multiple deliverable items are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units of accounting based on their respective fair value, and we apply the applicable revenue recognition criteria to each of the separate units. Where an item in a revenue arrangement with multiple deliverables does not constitute a separate unit of accounting and for which delivery has not occurred, we defer revenue until the delivery of the item is completed.

We record upfront, non-refundable license fees and other fees received in connection with research and development collaborations as deferred revenue and recognize these amounts ratably over the relevant period specified in the agreements, generally the research term.

We recognize research funding related to collaborative research with our collaboration partners as the related research services are performed. This funding is normally based on a specified amount per full-time equivalent employee per year.

We recognize revenue from milestone payments, which are substantially at risk at the time the collaboration agreement is entered into, upon completion of the applicable milestone events. We intend to recognize any future royalty revenue based on reported product sales by third-party licensees.

We recognize grant revenue from government agencies and private research foundations as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts.

Clinical Trial Accounting

We record accruals for estimated clinical trial costs, comprising payments for work performed by contract research organizations and participating clinical trial sites. These costs may be a significant component of future research and development expense. We accrue costs for clinical trials performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up clinical trial sites for participation in trials are expensed immediately. Costs related to patient enrollment are accrued as patients are entered in the trial reduced by an initial payment made to the hospital when the first patient is enrolled. These cost estimates may or may not match the actual costs incurred for services performed by the organizations as determined by patient enrollment levels and related activities. If we have incomplete or inaccurate information, we may underestimate costs associated with various trials at a given point in time. Although our experience in estimating these costs is limited, the difference between accrued expenses based on our estimates and actual expenses have not been material to date.

Stock-Based Compensation

We have historically accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to employee stock compensation on reported net loss. Prior to January 1, 2006, we elected to follow the intrinsic-value method of accounting as prescribed by APB Opinion No. 25.

The information regarding net loss as required by SFAS No. 123, presented in Note 1 to our financial statements, has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The resulting effect on net loss to date pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants which cannot yet be quantified.

We account for stock compensation arrangements to non-employees in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant. Stock compensation expense per share equals the difference between the reassessed fair value per share of our common stock on the date of grant and the exercise price per share, and is amortized on a straight line basis over the vesting period of the underlying option, generally four years. From inception through December 31, 2005, we recorded deferred stock compensation of $3.6 million which is amortized over the vesting period of the options. At December 31, 2005, we had a total of $2.2 million remaining to be amortized.

The total unamortized deferred stock compensation recorded for all option grants through December 31, 2005 is expected to be amortized as follows: $895,000 in 2006, $827,000 in 2007, $422,000 in 2008 and $19,000 in 2009.

Results of Operations

Years Ended December 31, 2005 and 2004

Revenue.  Revenue increased from $10.3 million in 2004 to $16.5 million in 2005. Collaboration revenue increased from $10.1 million in 2004 to $16.4 million in 2005, primarily due to a $4.8 million increase in collaboration revenue from Biogen Idec and a $1.4 million increase in collaboration revenue from Merck. The increase in collaboration revenue from Biogen Idec and Merck resulted from new collaborations in 2004. Grant and fellowship revenue decreased from $166,000 in 2004 to $109,000 in 2005, primarily due to our decision in 2003 to only perform limited additional work under SBIR grants for the foreseeable future.

Research and development expense.  Research and development expense increased from $23.6 million in 2004 to $36.2 million in 2005, primarily due to (i) a $9.7 million expense related to the in-license of SNS-032 in April 2005 and the subsequent development activities for this product candidate, (ii) a $2.6 million increase in expenses related to our clinical trials of SNS-595, (iii) a $3.4 million increase in expenses associated with our SNS-314 Aurora kinase program, and (iv) a $4.6 million increase in expense associated with other kinase programs, partially offset by a $4.0 million reduction in expense related to other programs.

Research and development expense associated with SNS-595 increased from $4.6 million in 2004 to $7.2 million in 2005. Research and development expense associated with SNS-032, our CDK inhibitor program, was $9.7 million in 2005, including an $8.0 million licensing fee. There were no expenses associated with this program in 2004. Research and development expense associated with SNS-314, our Aurora kinase inhibitors program, increased from $3.7 million in 2004 to $7.1 million in 2005. Research and development expense for all other programs decreased from $15.3 million in 2004 to $12.2 million in 2005; the expense associated with these programs is partially offset by research funding and milestone payments associated therewith.

General and administrative expense.  General and administrative expense increased from $7.4 million in 2004 to $8.3 million in 2005, primarily due to a $425,000 increase in non-cash stock compensation expense and a $360,000 increase in salary and related expenses.

Interest income and expense.  Interest income increased from $518,000 in 2004 to $1.1 million in 2005, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities. Interest expense increased from $387,000 in 2004 to $674,000 in 2005, primarily due to a higher average interest rate on outstanding debt obligations and an increase in average debt outstanding in 2005 compared to 2004.

Years Ended December 31, 2004 and 2003

Revenue.  Revenue increased from $8.3 million in 2003 to $10.3 million in 2004. Collaboration revenue increased from $7.7 million in 2003 to $10.1 million in 2004, primarily due to a $3.3 million increase in collaboration revenue from Biogen Idec and a $953,000 increase in collaboration revenue from Merck, partially offset by a $1.0 million decrease in collaboration revenue from Johnson & Johnson PRD and an $841,000 decrease in collaboration revenue from Chiesi Farmaceutici. The increase in collaboration revenue from Biogen Idec and Merck resulted from new collaborations in 2004. The decrease in collaboration revenue from Johnson & Johnson PRD resulted from a decrease in personnel working on the collaboration. Our collaboration with Chiesi Farmaceutici terminated on December 31, 2002, and we completed our remaining performance obligations in 2003. Grant and fellowship revenue decreased from $561,000 in 2003 to $166,000 in 2004, primarily due to our decision in 2003 to only perform limited additional work under SBIR grants for the foreseeable future.

Research and development expense.  Research and development expense increased from $21.3 million in 2003 to $23.6 million in 2004, primarily due to $4.2 million increase in expenses related to the initiation of clinical trials of SNS-595 and a $4.9 million increase in expenses associated with our kinase programs, partially offset by a $1.4 million reduction in expenses related to our Cathepsin S inhibitors program, an $806,000 reduction in expenses related to our BACE inhibitors program and a $4.6 million reduction in expenses related to other programs.

Research and development expense associated with SNS-595 increased from $420,000 in 2003 to $4.6 million in 2004. Research and development expense associated with our Aurora kinase inhibitors program increased from $175,000 in 2003 to $3.7 million in 2004. Research and development expense for all other programs decreased from

$20.7 million in 2003 to $15.3 million in 2004. The expense associated with these programs is partially offset by research fees and milestone payments associated therewith.

General and administrative expense.  General and administrative expense increased from $6.1 million in 2003 to $7.4 million in 2004, primarily due to a $1.0 million increase in salary and related expenses resulting from the expansion of our executive team and a $216,000 increase in legal expenses primarily resulting from increased collaboration activities.

Interest income and expense.  Interest income decreased from $713,000 in 2003 to $518,000 in 2004, primarily due to lower interest rates and lower average balances of cash, cash equivalents and marketable securities. Interest expense decreased from $521,000 in 2003 to $387,000 in 2004, primarily due to a lower average interest rate on outstanding debt obligations.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of $106 million and $47.5 million, respectively. We also had federal research and development tax credit carryforwards of $1.4 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2018. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change”. If not utilized, the state net operating loss carryforward will expire beginning in 2008. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2005, we had cash, cash equivalents and marketable securities of $48.3 million and outstanding equipment financing and debt obligations of $2.4 million. In connection with our IPO, we issued 6,000,000 shares of common stock in September 2005 for gross proceeds of $42.0 million and 51,126 shares of common stock in November 2005 for gross proceeds of $357,882. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $37.2 million. In March 2006, we issued common stock and warrants in a private placement resulting in gross proceeds of approximately $45.3 million. Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, research grants, loans from Biogen Idec and other debt financings.

Cash Flow

Net cash used in operating activities decreased from $11.9 million in 2003 to $10.4 million in 2004 and increased to $20.9 million in 2005. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization, non-cash stock compensation expense, and $8.0 million related to the in-license of SNS-032 in 2005. In addition, changes in deferred revenue offset cash used in operations in 2004 and 2003 and increased cash used in operation in 2005.

Net cash used in investing activities was $3.1 million in 2005, as compared to $7.1 million in 2004. Net cash used in investing activities for 2005 primarily reflects net purchases of marketable securities of $1.4 million and capital expenditure of $1.7 million. Net cash used in investing activities for 2004 primarily reflects net purchases of marketable securities of $5.9 million and capital expenditure of $1.2 million.

Net cash provided by financing activities was $34.1 million in 2005, as compared to $14.6 million in 2004. The net cash provided by financing activities in 2005 primarily resulted from net proceeds of $37.2 million from the public offering of common stock completed in September 2005, offset by the payments of $5.4 million on note payable and equipment loans. Net cash provided by financing activities was $14.6 million in 2004, which primarily resulted from the issuance of preferred stock and indebtedness incurred under our collaboration with Biogen Idec.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time. The credit facility was available through May 2005. As of June 30, 2005, we had outstanding $2.3 million to finance equipment purchases and leasehold improvements. In August 2005, we entered into a new $2.5 million credit facility with General Electric Capital Corporation. The equipment loans are secured by the equipment financed. Outstanding borrowings bear interest at annual rates ranging from 7.4% to 9.9%, and are payable over 36 to 48 months. In connection with the original credit facility, we issued in June 2003 a warrant to purchase shares of Series C-1 preferred stock, which was converted into a warrant to purchase 1,582 shares of common stock at an exercise price per share of $9.10 upon our IPO, and in June 2004, a warrant to purchase shares of Series C preferred stock, which was converted to a warrant to purchase 757 shares of common stock at an exercise price per share of $9.10 upon our IPO. The warrants expire in June 2013 and June 2014, respectively. In connection with the new credit facility in August 2005, we may issue warrants to purchase up to 1,046 shares of common stock at an exercise price per share of $9.10. The actual number of warrants to be issued, if any, will be dependent upon the nature of the items financed.

In December 2002, we executed a promissory note in favor of Biogen Idec for an aggregate principal amount of up to $4.0 million. Under the promissory note, we had a drawdown period of ten calendar quarters beginning on April 1, 2003 and ending on June 30, 2005. The principal and accrued interest of each draw were due five years from the date of advance of each draw and bear interest at 3.0% above LIBOR to be paid quarterly. As of June 30, 2005, we had drawn $4.0 million and the facility was fully drawn. We used a portion of our net proceeds from our initial public offering to repay our outstanding indebtedness to Biogen Idec in full.

In August 2005, we entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which we may borrow up to $15.0 million. The full $15.0 million loan commitment was available until October 15, 2005; $10.0 million was available until January 31, 2006, and the remaining $5.0 million is available until May 31, 2006. As of December 31, 2005, we had not borrowed any monies under this loan facility. The loan facility has a 12-month interest-only period ending January 1, 2007 followed by a 30-month repayment period during which outstanding principal amounts amortize, provided that any outstanding loan amounts become due upon an event of default. Outstanding principal accrues interest at a rate equal to the higher of 11.5% or the three-year Treasury rate plus 7.73%. Our obligations under the loan agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. In conjunction with this transaction, we issued warrants to the lenders to purchase 164,830 shares of common stock at a price of $9.10 per share, half of which are currently exercisable. We also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with revenue generated from our collaborations, will be sufficient to fund our operations at least through 2007. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2005 (in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years

Equipment financing	$2,374	$1,068	$1,192	$114	$—
Operating lease obligations	22,466	2,717	5,681	6,027	8,041

Total	$24,840	$3,785	$6,873	$6,141	$8,041

The contractual summary above reflects only payment obligations that are fixed and determinable. We have additional contractual payments obligations that are contingent on future events. Our operating lease obligations relate to the lease for our headquarters in South San Francisco, California. As of December 31, 2005, there had been no material change to our contractual obligations as set forth in the table above.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R became effective for the Company beginning in the first quarter of fiscal 2006.

The Company expects to adopt the provisions of FAS 123R using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation, among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At December 31, 2005, unamortized compensation expense that the Company expects to record during fiscal 2006 related to outstanding unvested options, as determined in accordance with FAS 123, was approximately $2.4 million before income taxes. The Company will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. As of January 1, 2006, we are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption statement will have a material impact on our results of operations or financial condition.

In May 2005, FASB issues SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents as of December 31, 2005 included liquid money market accounts. Our marketable securities as of December 31, 2005 included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2005.

The following table summarizes the expected maturity and average interest rate of our marketable securities at December 31, 2005:

			Total Fair
	Year Ending		Value at
	December 31,		December 31,
	2006	Thereafter	2005

Marketable securities	30,629,061	—	30,629,061
Average interest rate	4.03%	—

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sunesis Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG, LLP

San Jose, California
March 17, 2006

SUNESIS PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$17,704,465	$7,587,512
Marketable securities	30,629,061	29,224,509
Note and interest receivable from officers and employees	—	163,720
Prepaids and other current assets	2,068,195	1,675,539

Total current assets	50,401,721	38,651,280
Note and interest receivable from officers and employees	—	85,350
Property and equipment, net	4,006,527	3,989,357
Deposits and other assets	300,000	300,000

Total assets	$54,708,248	$43,025,987

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,044,571	$1,662,535
Accrued compensation	2,067,769	1,599,217
Other accrued liabilities	1,277,595	359,404
Current portion of deferred revenue	3,787,453	6,031,895
Current portion of equipment financing	1,067,520	1,291,363

Total current liabilities	10,244,908	10,944,414
Deferred revenue	3,319,765	7,677,805
Borrowings under debt facility with related party	—	3,200,000
Non current portion of equipment financing	1,306,027	1,238,430
Deferred rent and other non-current liabilities	1,371,346	1,196,288
Commitments
Convertible preferred stock, $0.0001 par value; no shares authorized, issued and outstanding at December 31, 2005; 38,582,000 authorized, 8,587,003 shares issued and outstanding at December 31, 2004	—	108,812,619
Stockholders’ equity (deficit):
Preferred stock, $0.0001 per value; 5,000,000 shares authorized, no shares issued and outstanding at December 31,2005; no shares authorized, issued and outstanding at December 31, 2004	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 21,514,007 shares issued and 21,511,126 shares outstanding at December 31, 2005; 110,000,000 shares authorized, 1,390,158 shares issued, and 1,363,123 shares outstanding at December 31, 2004	2,151	139
Additional paid-in capital	249,689,714	6,493,378
Notes receivable from stockholders	—	(135,000)
Deferred stock compensation	(2,162,688)	(2,915,673)
Accumulated other comprehensive loss	(55,073)	(69,770)
Accumulated deficit	(209,007,902)	(93,416,643)

Total stockholders’ equity (deficit)	38,466,202	(90,043,569)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$54,708,248	$43,025,987

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Revenue:
Collaboration revenue	$7,394,754	$5,937,641	$6,842,290
Collaboration revenue from related party	9,018,442	4,201,017	857,148
Grant and fellowship revenue	108,654	166,331	560,646

Total revenues	16,521,850	10,304,989	8,260,084
Operating expenses:
Research and development	36,165,731	23,615,551	21,325,731
General and administrative	8,283,191	7,352,220	6,136,518

Total operating expenses	44,448,922	30,967,771	27,462,249
Loss from operations	(27,927,072)	(20,662,782)	(19,202,165)
Interest income	1,092,254	517,645	712,931
Interest expense	(674,163)	(386,749)	(520,586)
Other income (expense), net	10,024	1,686	4,662

Net loss	(27,498,957)	(20,530,200)	(19,005,158)
Convertible preferred stock deemed dividend	(88,092,302)	—	—

Net loss applicable to common stockholders	$(115,591,259)	$(20,530,200)	$(19,005,158)

Basic and diluted net loss per share applicable to common stockholders	$(17.41)	$(15.77)	$(16.16)

Shares used in computing basic and diluted loss per share applicable to common stockholders	6,637,935	1,302,096	1,175,766

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
						Notes		Other
	Convertible				Additional	Receivable	Deferred	Comprehensive		Total
	Preferred Stock		Common Stock		Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2002	7,807,145	$94,821,469	1,266,235	$127	$2,636,668	$(250,386)	$—	$67,090	$(53,881,285)	$(51,427,786)
Issuance of common stock pursuant to stock option exercises at $0.43 to $2.55 per share, net of repurchases	—	—	14,360	1	41,167	—	—	—	—	41,168
Repayment of stockholder note in June 2003	—	—	—	—	—	25,386	—	—	—	25,386
Expense related to fair value of options granted to nonemployees	—	—	—	—	36,098	—	—	—	—	36,098
Issuance of warrant to purchase preferred stock in connection with financing arrangement	—	—	—	—	8,824	—	—	—	—	8,824
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(19,005,158)	(19,005,158)
Unrealized loss on investments	—	—	—	—	—	—	—	(54,434)	—	(54,434)

Comprehensive loss										(19,059,592)

Balance at December 31, 2003	7,807,145	94,821,469	1,280,595	128	2,722,757	(225,000)	—	12,656	(72,886,443)	(70,375,902)
Issuance of common stock pursuant to stock options exercises at $0.43 to $2.55 per share for cash, net of unvested stock options exercised early	—	—	109,563	11	233,152	—	—	—	—	233,163
Deferred stock compensation related to employee stock option grants, net of cancellations	—	—	—	—	3,339,691	—	(3,339,691)	—	—	—
Amortization deferred stock compensation	—	—	—	—	—	—	424,018	—	—	424,018
Expenses related to fair value of options granted to nonemployees	—	—	—	—	194,474	—	—	—	—	194,474
Issuance of warrant to purchase preferred stock in connection with financing arrangement	—	—	—	—	3,304	—	—	—	—	3,304
Issuance of Series C-2 convertible preferred stock to investors at $17.95 per share for cash in Sept, 2004, net of issuance costs of $8,850	779,858	13,991,150	—	—	—	—	—	—	—	—
Repayment of stockholder note in April, 2004	—	—	—	—	—	90,000	—	—	—	90,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(20,530,200)	(20,530,200)
Unrealized loss on investments	—	—	—	—	—	—	—	(82,426)	—	(82,426)

Comprehensive loss										(20,612,626)

Balance at December 31, 2004	8,587,003	108,812,619	1,390,158	139	6,493,378	(135,000)	(2,915,673)	(69,770)	(93,416,643)	(90,043,569)
Issuance of common stock pursuant to stock options exercises at $1.28 to $9.56 per share, including vesting of stock options exercised early	—	—	41,940	4	108,681	—	—	—	—	108,685
Expense related to fair value of restricted stock award granted to nonemployee	—	—	666	—	3,438	—	—	—	—	3,438
Deferred stock compensation related to employee stock option grants	—	—	—	—	293,125	—	(293,125)	—	—	—
Amortization deferred stock compensation	—	—	—	—	—	—	962,907	—	—	962,907
Expenses related to accelerated vesting of officers’ stock option grant	—	—	—	—	21,000	—	83,203	—	—	104,203
Expenses related to fair value of options granted to nonemployees	—	—	—	—	196,370	—	—	—	—	196,370
Issuance of Series C-2 convertible preferred stock to BMS at $17.95 per share in connection with in-licensing arrangement in April, 2005	445,633	8,000,000	—	—	—	—	—	—	—	—
Issuance of common stock to preferred stockholders in connection with the Company’s initial public offering in September, 2005	(9,032,636)	(116,812,619)	9,032,636	903	116,811,716	—	—	—	—	116,812,619
Issuance of common stock to investors at $7.00 per share for cash in September, 2005, net of issuance costs of $2,225,322	—	—	6,051,126	605	37,166,904	—	—	—	—	37,167,509
Payment of deemed dividend in common stock	—	—	4,994,600	500	88,091,802	—	—	—	—	88,092,302
Issurance of warrant to purchase preferred stock in connection with financing arrangement	—	—	—	—	503,300	—	—	—	—	503,300
Repayment of stockholder note in April, 2005	—	—	—	—	—	135,000	—	—	—	135,000
Components of comprehensive loss:
Net loss applicable to common stockholders	—	—	—	—	—	—	—	—	(115,591,259)	(115,591,259)
Unrealized gain on investments	—	—	—	—	—	—	—	14,697	—	14,697

Comprehensive loss										(115,576,562)

Balance at December 31, 2005	—	$—	21,511,126	$2,151	$249,689,714	$—	$(2,162,688)	$(55,073)	$(209,007,902)	$38,466,202

See accompanying notes.

SUNESIS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net Loss	$(27,498,957)	$(20,530,200)	$(19,005,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,683,821	2,170,808	2,630,042
Stock compensation expense	1,266,918	618,492	36,098
Non-cash research and development expense	8,000,000	—	—
Changes in operating assets and liabilities:
Prepaids and other current assets	110,644	(747,696)	(197,063)
Notes and interest receivable from officers and employees	163,720	(882)	(29,549)
Accounts payable	382,036	681,874	488,804
Accrued compensation	468,552	342,538	179,057
Other accrued liabilities	904,953	264,333	(60,307)
Deferred rent	175,058	253,894	280,407
Deferred revenue	(6,602,482)	6,536,623	3,799,090

Net cash used in operating activities	(20,945,737)	(10,410,216)	(11,878,579)

Cash flows from investing activities
Purchases of property and equipment, net	(1,702,356)	(1,169,577)	(1,666,959)
Purchases of marketable securities	(36,577,611)	(35,264,682)	(36,893,824)
Maturities of marketable securities	35,187,756	29,323,129	44,310,576
Repayment of note receivable from officers and employees	85,350	—	—
Proceeds from sale of fixed assets	1,365	—	—

Net cash provided by (used in) investing activities	(3,005,496)	(7,111,130)	5,749,793

Cash flows from financing activities
Proceeds from borrowings under debt facility with related party	800,000	1,600,000	1,600,000
Repayment of borrowings under debt facility with related party	(4,000,000)	—	—
Proceeds from borrowings under note payable and equipment loans	1,273,180	935,036	1,415,385
Payments on note payable and equipment loans	(1,429,426)	(2,223,483)	(2,793,770)
Proceeds from issuance of common stock and exercise of options, net of repurchases	37,424,432	328,652	66,554
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	13,991,150	—

Net cash provided by financing activities	34,068,186	14,631,355	288,169
Net increase (decrease) in cash and cash equivalents	10,116,953	(2,889,991)	(5,840,617)
Cash and cash equivalents at beginning of period	7,587,512	10,477,503	16,318,120

Cash and cash equivalents at end of period	$17,704,465	$7,587,512	$10,477,503

	Year Ended December 31,
	2005	2004	2003

Supplemental disclosure of cash flow information
Interest paid	$674,163	$386,749	$520,586

Non-cash activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$116,812,619	$—	$—

Deferred stock-based compensation	$293,125	$3,339,691	$—

Issuance of warrants for financing arrangement	$503,300	$3,304	$8,824

Convertible preferred stock deemed dividend	$88,092,302	$—	$—

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (the “Company”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. Sunesis is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel small molecule therapeutics for oncology and other unmet medical needs. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, performing business and financial planning, and raising capital.

Need to Raise Additional Capital

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant net losses and negative cash flows from operations since its inception. At December 31, 2005, the Company had an accumulated deficit of $209,007,902. Management believes that currently available cash, cash equivalents and marketable securities together with amounts available to be borrowed under existing financing agreements (see Note 8) and subsequent equity financing (see Note 12) will provide sufficient funds to enable the Company to meet its obligations at least through 2007. Management plans to continue to finance the Company’s operations with a combination of equity issuances, debt arrangements, and revenues from collaborations with pharmaceutical companies, technology licenses, and in the longer term, product sales and royalties. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself. The Company intends to raise additional funds through the issuance of equity securities, if available on terms acceptable to the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Clinical Trials Accounting

All of the Company’s clinical trails are performed by contract research organizations, or CROs, and participating clinical trails sites. Some CROs bill monthly for services performed, and others bill based upon milestones achieved. For the latter, the Company accrues clinical trial expenses based on the services performed each period. Costs of setting up clinical trial sites for participation in the trails are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial reduced by any initial payment made to the clinical trail site when the first patient is enrolled.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid securities with original maturities of three months or less from the original date of purchase to be cash equivalents, which consist of money market funds and corporate debt securities. Marketable securities consist of securities with original maturities greater than three months, and consist of money market funds, corporate debt securities and U.S. government obligations.

Management determines the appropriate classification of securities at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). The estimated fair values have been determined by the Company using available market information.

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are recorded in other income (expense), net. The cost of securities sold is based on the specific-identification methods. Interest and dividends are included in interest income.

Concentrations of Credit Risk and Financial Instruments

The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy. The policy allows for the purchase of low risk debt securities issued by U.S. government agencies and very highly rated banks and corporations, subject to certain concentration limits. The maturities of these securities are maintained at no longer than 18 months. The Company believes its established guidelines for investment of its excess cash maintain safety and liquidity through its policies on diversification and investment maturity.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, available-for-sale marketable securities, and borrowings under debt facilities. The carrying amounts of cash equivalents and available-for-sale marketable securities approximate fair value due to their short-term nature. The carrying amounts of borrowings under the Company’s debt facilities approximate fair value based on the current interest rates for similar borrowing arrangements.

The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents, and available-for-sale securities to the extent of the amounts recorded on the balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, a related interpretation and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation.

The Company has elected to continue to follow the intrinsic-value method of accounting as prescribed by APB Opinion No. 25. The information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

Stock compensation arrangements to non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fair values of awards granted under the stock option plans and the employee stock purchase plan, or ESPP, were estimated at grant or purchase dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
	Stock Option Plans			Employee Stock Purchase Plan

Risk-free interest rate	3.58% - 4.40%	4.2%	4.0%	3.90% - 4.32%	—	—
Dividend yield	0%	0%	0%	0%	—	—
Volatility	80%	0%	0%	80%	—	—
Expected life (years)	5	5	5	0.5 - 0.67	—	—

Prior to the Company’s IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB Opinion No. 25, deferred stock compensation of $293,125 and $3,339,691 was recorded during the years ended December 31, 2005 and 2004, respectively. The deferred stock compensation will be amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock compensation of $1,046,110 and $424,018 for the year ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the expected future amortization expense for deferred stock compensation during each of the following periods is as follows:

Year ending December 31,
2006	$894,584
2007	827,084
2008	422,505
2009	18,515

Total	$2,162,688

The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation:

	Year Ended December 31,
	2005	2004	2003

Net loss applicable to common shareholders, as reported	$(115,591,259)	$(20,530,200)	$(19,005,158)
Add: employee stock-based compensation expense included in net loss under the intrinsic value method	1,067,110	424,018	—
Deduct: employee stock-based compensation expense determined under the fair value method for all awards	(1,410,646)	(649,089)	(151,952)

Pro forma net loss applicable to common shareholders	$(115,934,795)	$(20,755,271)	$(19,157,110)

Net loss per share applicable to common stockholders:
Basic and diluted, as reported	$(17.41)	$(15.77)	$(16.16)

Basic and diluted, pro forma	$(17.47)	$(15.94)	$(16.29)

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

The Company displays comprehensive loss and its components as part of the statement of convertible preferred stock and stockholders’ equity (deficit). Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities.

Revenue Recognition

In accordance with Emerging Issues Task Force, EITF, 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which the Company adopted effective July 1, 2003, revenue arrangements with multiple deliverable items are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The Company allocates the consideration it receives among the separate units of accounting based on their respective fair value, and applies the applicable revenue recognition criteria to each of the separate units. Where an item in a revenue arrangement with multiple deliverables does not constitute a separate unit of accounting and for which delivery has not occurred, the Company defers revenue until the delivery of the item is completed.

Upfront, non-refundable license fees and other fees received in connection with research and development collaboration are recorded as deferred revenue and recognized ratably over their relevant periods specified in the agreements, generally the research term.

Research funding related to collaborative research with the Company’s collaboration partners is recognized as the related research services are performed. This funding is normally based on a specified amount per full-time equivalent employee per year.

Revenue from milestone payments, which are substantially at risk at the time the collaboration agreement is entered into and performance-based at the date of the collaboration agreement, is recognized upon completion of the applicable milestone events. Royalty revenue is recognized based on reported product sales by third-party licensees.

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts.

Research and Development

All research and development costs, including those funded by third parties, are expensed as incurred. Research and development costs consist of salaries, employee benefits, laboratory supplies, costs associated with clinical trials, including amounts paid to clinical research organizations, other professional services and facility costs.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. A review for impairment is performed whenever events of changes in circumstances indicate that the carrying amount of such

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

assets may not be recoverable, such as a significant industry of economic downturn, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition against its carrying amount. If the aggregate undiscounted cash flows are less than the carrying amount of the asset, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the asset over the fair value of such asset, with fair value determined based on an estimate of discounted future cash flows or other appropriate measure of fair value. For the years ended December 31, 2003, 2004 and 2005, no impairment charges were recorded.

Recent Accounting Pronouncements

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption statement will have a material impact on our results of operations or financial condition.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which is a revision of SFAS No. 123, and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R became effective for the Company beginning in the first quarter of fiscal 2006.

The Company expects to adopt the provisions of FAS 123R using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123, that the Company expects to record during fiscal 2006 was approximately $2.4 million before income taxes. The Company will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after the effective date. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2.	Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, less the weighted average unvested common shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding, less the weighted average unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purpose of this calculation, preferred stock, options to purchase stock, and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders.

	Year Ended December 31,
	2005	2004	2003

Historical Numerator:
Net loss applicable to common stockholders	$(115,591,259)	$(20,530,200)	$(19,005,158)
Denominator:
Weighted-average common shares outstanding	6,647,516	1,332,880	1,271,934
Less: Weighted-average unvested common shares subject to repurchase	(9,581)	(30,784)	(96,168)

Denominator for basic and diluted net loss per share applicable to common stockholders	6,637,935	1,302,096	1,175,766

Basic and diluted net loss per share applicable to common stockholders	$(17.41)	$(15.77)	$(16.16)

Outstanding securities not included in diluted loss per share calculations
Preferred stock	—	8,587,003	7,807,145
Options to purchase common stock	2,994,701	1,680,157	1,370,486
Warrants	526,382	231,088	230,704

	3,521,083	10,498,248	9,408,335

3.	License Agreements

The Regents of the University of California

In December 1998, the Company entered into an exclusive license agreement with The Regents of the University of California (the “Regents”) for rights to certain technology to identify small molecule drug leads. The agreement provides the Company with an exclusive license to develop, make, use, and sell products derived from the licensed technology, and will continue for the life of the last-to-expire patent. To date, the licensed technology has produced two issued patents, U.S. patent Nos. 6,344,330 and 6,344,334, which are both due to expire on March 27, 2018. The agreement provides for the Company to pay the Regents noncreditable, nonrefundable fees of up to $75,000 according to a payment schedule of which $55,000 has been paid, as well as to issue to the Regents 11,765 shares of common stock, which were issued in December 1998. The Company has agreed to achieve certain development milestones of compounds derived from the licensed technology, including initiation of preclinical testing due June 30, 2002 and initiation of clinical testing due June 30, 2004. If such milestones were not met, the

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Regents, upon providing written notice to the Company, could seek to either terminate the agreement or amend the exclusive license to be a nonexclusive license. Because the Company no longer uses the licensed technology and none of the Company’s preclinical or clinical compound originates from the licensed technology, the preclinical and clinical milestones have not been met. The Company has not received written notice from the Regents to terminate or amend the agreement and the Company continues to provide the Regents status reports of the state of the licensed technology. The Company also continues to maintain patents and patent applications that cover the licensed technology because of its belief that some aspects of the licensed technology may provide some value in the future.

Dainippon Sumitomo Pharma

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“Dainippon”) to acquire exclusive worldwide development and marketing rights for Dainippon’s anti-cancer compound, referred to as SNS-595.

Under the terms of this agreement, the Company made a non-refundable payment of $700,000, which was included in research and development expense. In addition to payments already made as of December 31, 2005, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of SNS-595 for cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market SNS-595. In December 2005, the Company accrued a $500,000 milestone payment upon commencement of Phase II clinical trials as research and development expense and this milestone payment was made in February 2006.

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for BMS’ anti-cancer compound, referred to as SNS-032.

Under the terms of this agreement, the Company made an up-front $8,000,000 equity payment through the issuance of 445,663 shares of the Company’s Series C-2 preferred stock, which converted into 879,094 shares of common stock upon the Company’s IPO in September 2005. This amount was included in research and development expense for the year ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. The Company may in the future make a series of milestone payments of up to $29.0 million in cash, equity or any combination thereof to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may make a series of development and commercialization milestone payments totaling up to $49.0 million in cash, equity or any combination thereof, as well as royalty payments based on any future product net sales. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future CDK inhibitors derived from related intellectual property. In February 2006, upon commencement of a Phase I clinical trial, the Company made a $2.0 million milestone payment through the issuance of 404,040 shares of the Company’s common stock.

4.	Collaborative Research Agreements

Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In May 2002, the Company entered into a research collaboration to discover small molecule inhibitors of Cathepsin S with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“JJPRD”). The Company applies its proprietary Tethering technology to discover novel inhibitors of Cathepsin S in this collaboration.

Under the terms of the agreement, the Company received a non-refundable and non-creditable technology access fee of $500,000 in February 2003, and certain research funding to be paid in advance quarterly. The

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from JJPRD based on future product sales. On December 15, 2002, the Company and JJPRD amended their collaboration to increase the number of JJPRD funded full-time equivalents for 2003. In December 2002, JJPRD also made the first milestone payment of $250,000 to the Company for the delivery of a novel lead series of compounds. On December 15, 2003, the Company and JJPRD again amended their collaboration to extend the research funding for one additional year from May 3, 2004 through May 2, 2005. On December 22, 2004, the Company and JJPRD amended their collaboration to extend the research funding from May 3, 2005 until December 31, 2005. The research funding portion of the agreement expired on December 31, 2005. Costs associated with research and development activities attributable to this agreement approximate the research funding recognized.

Biogen Idec, Inc.

In December 2002, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover oral therapeutics. The collaboration applies the Company’s proprietary Tethering technology to generate small molecule leads to selected TNF family cytokines involved in immune and inflammatory disease and two additional un-named targets.

During the initial phase of the collaboration, both companies contributed scientists and discovery resources to the collaboration at their own cost. Under an exclusive worldwide license to compounds resulting from these efforts, Biogen Idec has the right to develop, manufacture, and commercialize compounds discovered under the collaboration.

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $3,000,000, which is being recognized as revenue over the 30-month term of the agreement and the one-year option period. In addition, the Company started receiving quarterly maintenance fees of $357,500 commencing April 1, 2004, and the Company may in the future receive research and development milestones of up to $60.5 million and royalty payments based on total annual future product sales. In certain circumstances, such as the cessation of the development of particular compounds, milestone payments received may be credited against future milestone payments with respect to compounds directed to the same target as the discontinued compound. As such, the Company recognizes the milestones received as revenue ratably over the remaining term of the agreement. On June 18, 2005, the one-year option was not exercised by Biogen Idec, which completed the research term of this agreement. Accordingly, the remaining deferred revenue of $824,872 was recognized in the second quarter of 2005.

Concurrent with the signing of the agreement, Biogen Idec made a $6,000,000 equity investment and purchased shares of the Company’s Series C-1 preferred stock. Biogen Idec had also agreed to loan the Company up to $4,000,000 with a drawdown period of ten calendar quarters beginning on January  1, 2003 and ending on June 30, 2005. The principal and accrued interest of each draw is due five years from the date of advance of each draw and bear interest at three percent above LIBOR (LIBOR was 1.46% at December 31, 2003, and 3.10% at December 31, 2004) to be paid quarterly. As of December 31, 2003 and 2004 and September 30, 2005, the Company had drawn $1,600,000, $3,200,000 and $4,000,000, respectively, with $2,400,000, $800,000 and none, respectively, available for future draws. On September 30, 2005, this loan was repaid in full with interest.

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

One of the kinase targets in the collaboration is Raf, and the Company’s Raf program was folded into the collaboration. Under the terms of the agreement, the Company received a $7,000,000 upfront nonrefundable and noncreditable technology access fee, which is being recognized as revenue over an initial four-year research term.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec will pay to the Company an additional technology access fee specified in the agreement. In addition, the Company will receive quarterly research funding of $1.2 million, subject to inflation adjustments, to be paid in advance to support some of its scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration.

Concurrent with the signing of the agreement, Biogen Idec made a $14,000,000 equity investment and purchased shares of the Company’s Series C-2 preferred stock.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”), entered into a research collaboration to identify and optimize inhibitors of BACE, an Alzheimer’s disease target. This collaboration had an initial three-year research term and a one-year option period. In November 2005, the one-year option was not exercised by Merck and the research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee will be recognized as revenue over the 36-month term of the agreement ending February 2006. However, the Company will retain the right to earn milestone payments and royalties on any compound that results from the collaboration.

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

Under the terms of the agreement, the Company received an upfront, nonrefundable and noncreditable technology access fee of $2.3 million, which is being recognized as revenue over an initial three-year research term, annual license fees aggregating $950,000 and payments based on the achievement of development milestones of up to $22.1 million. In addition, the Company will receive royalty payments based on net sales for any products resulting from the collaboration. Merck receives an exclusive worldwide license to any products resulting from the collaboration.

In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Year Ended December 31,
	2005	2004	2003

Chiesi	$—	$—	$841,661
J&J PRD	1,417,557	1,334,333	2,350,001
Merck	5,977,197	4,603,308	3,650,628

	7,394,754	5,937,641	6,842,290
Biogen Idec — related party	9,018,442	4,201,017	857,148

	16,413,196	10,138,658	7,699,438

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Marketable Securities

The following is a summary of available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2005	Cost	Gains	Losses	Fair Value

Money market funds	$11,598,501	$—	$—	$11,598,501
Corporate debt obligations	30,194,738	—	(60,067)	30,134,671
Commercial paper	6,456,096	4,994	—	6,461,090

Total	48,249,335	4,994	(60,067)	48,194,262
Less amounts classified as cash equivalents	(17,560,906)	(4,295)	—	(17,565,201)

Total marketable securities	$30,688,429	$699	$(60,067)	$30,629,061

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

Money market funds	$7,512,583	$—	$—	$7,512,583
U.S. government and related agency issues	1,946,735	—	(1,555)	1,945,180
Corporate debt obligations	20,388,712	—	(70,087)	20,318,625
Commercial paper	6,265,926	2,535	(670)	6,267,791
Certificate of deposit	692,906	7	—	692,913

Total	36,806,862	2,542	(72,312)	36,737,092
Less amounts classified as cash equivalents	(7,512,583)	—	—	(7,512,583)

Total marketable securities	$29,294,279	$2,542	$(72,312)	$29,224,509

There were no realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2005 and 2004.

At December 31, 2005 and 2004, the contractual maturities of marketable securities were as follows:

	December 31, 2005		December 31, 2004
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$30,688,429	$30,629,061	$25,604,553	$25,556,472
Due in more than one year	—	—	3,689,726	3,668,037

Total	$30,688,429	$30,629,061	$29,294,279	$29,224,509

6.	Notes Receivable from Officers and Employees

In July 1999, the Company issued a full recourse note receivable of $150,000 to an employee to finance the purchase of personal assets. The note is secured by shares of the Company’s common stock held by the employee and is non-interest bearing with a four-year term. The principal is to be forgiven at the rate of 25% annually upon the anniversary of the employment date. As of December 31, 2003, the Company had forgiven the total amount of the note. The Company has recorded the forgiveness and the tax portion of the imputed interest as a charge to general and administrative expense.

In April 2000, the Company issued a full recourse note receivable of $100,000 to an officer to finance the purchase of a home. The note is secured by shares of the Company’s common stock held by the employee, and bears

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

an interest rate of 6.6% per annum, with a five-year term. Under the terms of the loan, the principal and accrued interest were forgiven in April 2005.

In July 2001, the Company issued a full recourse note receivable of $85,350 to an employee to finance the purchase of personal assets. The note is secured by a second deed of trust on the employee’s residence, and is non-interest bearing with a five-year term. The note is not forgivable, and in the event the employee ceases employment with the Company, the note shall become due immediately. This loan was repaid in full in May 2005.

7.	Property and Equipment

Property and equipment consist of the following:

	2005	2004

Computer equipment and software	$2,629,673	$2,242,659
Furniture and office equipment	625,081	576,188
Laboratory equipment	8,343,087	7,446,076
Leasehold improvements	5,121,873	4,930,832

	16,719,714	15,195,755
Less accumulated depreciation and amortization	(12,713,187)	(11,206,398)

	$4,006,527	$3,989,357

Equipment purchased under equipment financing agreements (see Note 8) is included in property and equipment. At December 31, 2005 and 2004, financed equipment had a cost basis of $5,626,822 and $5,886,831, respectively, with accumulated depreciation of $3,385,224 and $3,474,704, respectively.

8.	Equipment Financing and Debt Facility

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

The fair values of the warrant issued is $4,862, as determined using the Black-Scholes options pricing model, and is being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement.

As of December 31, 2005, the Company had drawn $8,672,462 to finance equipment purchases and leasehold improvements and had $1,688,078 available under the facility. Outstanding borrowings bear interest at rates ranging from 7.4% to 9.89% as of December 31, 2005, and are to be paid over 36 to 48 months.

As of December 31, 2005 and 2004, the Company was in compliance with all the covenants in these loan agreements.

Pursuant to the collaboration agreement with Biogen Idec, the Company had drawn $4,000,000 and $3,200,000 under a facility loan agreement as of December 31, 2005 and 2004, respectively. On September 30, 2005, this loan was repaid in full with interest.

In August 2005, the Company entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which the Company may borrow up to

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$15.0 million. The full $15.0 million loan commitment was available until October 15, 2005, $10.0 million was available until January 31, 2006, and the remaining $5.0 million is available until May 31, 2006. The loan facility has an interest-only period ending January 1, 2007 followed by a 30-month principal repayment period, provided that any outstanding loan amounts become due upon an event of default. Outstanding principal accrues interest at a rate equal to the higher of 11.5% or the three-year Treasury rate plus 7.73%. No amounts were outstanding as of December 31, 2005. The Company’s obligations under the loan agreement are secured by a first priority security interest in substantially all of the Company’s assets, other than the Company’s intellectual property. In connection with this transaction, the Company issued warrants to the lenders, half of which are currently exercisable, to purchase shares of Series C preferred stock, which converted into warrants to purchase 164,830 shares of common stock in connection with the IPO. The Company also granted the lenders registration rights under the Company’s Eighth amended and Restated Investor Rights Agreement.

The fair values of the warrant issued is $498,438, as determined using the Black-Scholes options pricing model, and are being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement.

Aggregate future minimum payments under all debt arrangements at December 31, 2005 are as follows:

Year ending December 31,
2006	$1,228,777
2007	818,743
2008	491,302
2009	117,625

Total minimum payments	2,656,447
Less amount representing interest	(282,900)

Present value of minimum payments	2,373,547
Less current portion	(1,067,520)

Long-term portion	$1,306,027

9.	Commitments and Contingencies

In May 2000, the Company entered into a noncancellable operating lease for its facilities in South San Francisco, California, which expires in June 2013.

Following is a schedule of the company’s noncancellable lease commitments:

Year ended December 31,
2006	2,717,115
2007	2,798,629
2008	2,882,588
2009	2,969,065
2010	3,058,137
2011 and thereafter	8,040,421

$22,465,955

The operating lease agreement provides for increasing monthly rent payment over the lease term. The Company recognizes rent expense on a straight-line basis. For the year ended December 31, 2005 and 2004, the Company recorded rent expense, net of sublease rental, of $2,812,914 and $2,817,186, respectively. The deferred

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

rent balance of $1,369,104 and $1,194,166 at December 31, 2005 and 2004, respectively, represents the difference between actual rent payments and the straight-line expense.

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. As of December 31, 2005, management is not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.	Stockholders’ Equity (Deficit)

In December 2004, the Board of Directors and stockholders of the Company approved an amendment to the certificate of incorporation filed with the State of Delaware. Under the terms of the amended certificate of incorporation, the authorized common stock increased to 110,000,000 shares and the authorized preferred stock increased to 38,582,000 shares with 8,682,000 shares designated as Series A Preferred Stock, 10,600,000 shares designated as Series B Preferred Stock, 13,250,000 shares designated as Series C Preferred Stock, 1,250,000 shares designated as Series C-1 Preferred Stock, and 4,800,000 shares designated as Series C-2 Preferred Stock.

Reverse Stock Split and Initial Public Offering

In September 2005, in connection with the Company’s initial public offering, or IPO, the Board of Directors and stockholders of the Company approved an amendment to the Company’s eighth amended and restated certificate of incorporation (as amended, the “Restated Certificate”) effecting an approximately 1-for-4.25 reverse stock split of common stock, an approximately 1-for-5.5 reverse stock split of Series A preferred stock and an approximately 1-for-3.74 reverse stock split of Series B, C, C-1 preferred stock (collectively, the “Reverse Stock Split”). All issued and outstanding common stock, preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split.

On September 30, 2005, the Company completed the IPO of 6,000,000 shares of its common stock at a public offering price of $7.00 per share. On November  1, 2005, the Company sold an additional 51,126 shares of common stock in connection with the partial exercise of the underwriters’ over-allotment option. Net cash proceeds from the IPO were approximately $37.2 million (including proceeds from the partial exercise of the over-allotment option) after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the IPO, all of the Company’s shares of convertible preferred stock outstanding at the time of the IPO were automatically converted into 14,027,236 shares of common stock. Concurrent with the conversion of the preferred stock to common stock, the Company recorded a one-time non-cash deemed dividend of $88.1 million. This non-cash dividend results from the redistribution of pre-IPO ownership which occurred in conjunction with the Company’s IPO in accordance with an ownership adjustment mechanism approved by the Company’s stockholders. The redistribution of ownership is accounted for as a deemed dividend and the price used for calculating the dividend was the estimated fair market value of the Company per share in December 2004 when the ownership adjustment agreement was reached between the Company’s stockholders.

In December 2004, the Board of Directors and stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to be effective upon the completion of the Company’s IPO (the “Post- IPO Certificate”). Under the terms of the Post-IPO Certificate, the total number of shares that the Corporations is authorized to issue is 105,000,000 shares, with 100,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock. The Post-IPO Certificate became effective on September 30, 2005.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Preferred Stock

Upon the completion of Company’s IPO, the Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payment and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of December 31, 2005.

Stock Option Plans

The Company’s 1998 Stock Plan (the “1998 Plan”) was adopted by the Board of Directors in February 1998 and provides for the issuance of common stock, purchase rights, and granting of options to employees, officers, directors, and consultants of the Company. The Company grants shares of common stock for issuance under the 1998 Plan at no less than the fair value of the underlying stock on the grant date, as determined by the Board of Directors. Options granted and shares underlying stock purchase rights issued under the 1998 Plan vest over periods determined by the Board of Directors, generally four years, and expire no more than 10 years after the date of grant. Stock that is purchased prior to vesting is subject to the Company’s right of repurchase, which lapses over the vesting period.

In October 2001, the Company’s Board of Directors adopted the 2001 Stock Plan, or 2001 Plan, under which shares may be allocated for grant as either incentive stock options or non statutory stock option grants directly from available shares authorized and reserved for issuance under the 1998 Plan. The options vest as determined by the Board of Directors and expire no more than 10 years after the date of grant. The terms of the 2001 Plan are substantially consistent to the 1998 Plan.

Effective in October 2001, any unvested shares repurchased by the Company after that date at their original issue prices will become available for future grant in both plans. As of December 31, 2005, no shares were available for grant under the 1998 Plan and the 2001 Plan. As of December 31, 2005 and 2004, 880 and 27,035 shares, respectively, of common stock purchased upon option exercises are subject to repurchase.

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (the “2005 Plan”). The 2005 Plan is intended to serve as the successor equity incentive program to our 1998 Plan and 2001 Plan. The Company has reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s predecessor plans that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of December 31, 2005, 2,667 shares have been issued under this plan.

The number of shares of common stock reserved under the 2005 Plan will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares or (iii) a lesser amount determined by the Board of Directors. The maximum aggregate number of shares, which may be issued or transferred over the term of the term of the 2005 Plan, is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock pursuant to awards under the 2005 Plan per calendar year.

On November 29, 2005, the Board of Directors approved the 2006 Employment Commencement Incentive Plan (the “2006” Plan), effective January 1, 2006. An aggregate of up to 200,000 shares of common stock may be issued pursuant to awards under the 2006 Plan.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The 2006 Plan provides the Company with the ability to grant specified types of equity awards including non-qualified stock options, restricted stock, stock appreciation rights, performance share, dividend equivalents, restricted stock units and stock payment awards. Company employees that are otherwise eligible to receive grants under the 2006 Plan may receive all types of awards approved under the 2006 Plan. A majority of the independent members of the Company’s Board of Directors or the compensation committee of the Board of Directors will determine which employees will receive awards under the 2006 Plan and the terms and conditions of such awards, within certain limitation set for the in the 2006 Plan. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders.

Activity under the Company’s stock option plans is summarized as follows:

		Option Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price

Balance at December 31, 2002	200,857	1,140,890	$2.42
Options authorized	423,529	—	$—
Options granted	(346,917)	346,917	$2.55
Options exercised	—	(22,548)	$1.98
Options canceled	94,773	(94,773)	$2.52
Options repurchased	8,201	—	$0.43

Balance at December 31, 2003	380,443	1,370,486	$2.46
Options authorized	176,471	—	$—
Options granted	(476,729)	476,729	$2.65
Options exercised	—	(111,705)	$2.66
Options canceled	55,353	(55,353)	$1.98

Balance at December 31, 2004	135,538	1,680,157	$2.55

Options authorized	1,912,228	—	$—
Options and awards granted	(1,389,132)	1,389,132	$5.53
Options exercised	—	(40,666)	$2.59
Awards issued	—	(2,667)	$—
Options canceled	31,255	(31,255)	$3.11

Balance at December 31, 2005	689,889	2,994,701	$3.92

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Range of Exercise Prices	of Shares	(In Years)	Exercise Price	of Shares	Exercise Price

$0.43 to $ 1.28	31,058	3.81	$0.89	31,058	$0.89
$2.55	1,524,480	6.92	$2.55	1,524,480	$2.55
$3.19 to $5.162	90,347	9.25	$4.04	56,196	$3.38
$5.25	1,258,506	9.91	$5.25	25,860	$5.25
$9.56	90,310	9.44	$9.56	90,310	$9.56

	2,994,701	8.29	$3.92	1,727,904	$2.95

The weighted-average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $4.05, $7.95, and $0.72, respectively.

2005 Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The company has reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or on the purchase date. As of December 31, 2005, no shares have been issued under this plan.

The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the lease of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. The maximum aggregate number of shares, which may be issued over the term of the ESPP, is 1,352,941 shares.

Warrants

The Company has outstanding warrants to purchase common stock at December 31, 2005:

Shares	Exercise Price	Expiration

8,863	$5.50	September 2008
30,588	4.25	April 2008
20,800	8.94	December 2009
41,176	17.00	May 2010
256,740	9.10	July 2010
1,046	9.10	September 2015
164,830	9.10	August 2015
1,582	9.10	June 2013
757	9.10	June 2014

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Notes Receivable from Officers

In July 1999, the Company issued notes receivable to an officer to finance the purchase of shares of the Company’s common stock. The principal amount of the notes totaled $32,468, the notes bore interest at 5.3% per annum, were secured by shares of the Company’s common stock held by the officer and had maturity dates of June 2003 and June 2005. The officer repaid the outstanding balance on the loan during 2003.

In April 2000, the Company issued a note receivable to an officer to finance the purchase of shares of the Company’s common stock. The principal amount of the note was $90,000 and the note bore interest at 6.6% per annum, was full recourse, was secured by shares of the Company’s common stock held by the employee, and had a maturity date of April 2004. In 2004 the company forgave the total outstanding balance of the note. The Company has recorded the forgiveness and the tax portion of the imputed interest as a charge to general and administrative expense.

In May 2000, the Company issued a note receivable to an officer to finance the purchase of shares of the Company’s common stock. The principal amount of the note is $135,000 and the note bears interest at 6.6% per annum, is full recourse, is secured by shares of the Company’s common stock held by the employee, and has a maturity date of May 2005. This loan was repaid in full with interest in May 2005.

Reserved Shares

As of December 31, 2005, we had reserved shares of common stock for future issuance as follows:

Warrants	526,382
Stock Option Plans	3,684,590
Employee Stock Purchase Plan	202,941

Total	4,413,913

11.	Income Taxes

As of December 31, 2005 the Company had federal net operating loss carryforwards of approximately $106.0 million. The Company also had federal research and development tax credit carryforwards of approximately $1.4 million. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. As of December 31, 2005, the Company had a state net operating loss carryforward of approximately $47.5 million, which expires beginning in 2008. The Company also had state research and development tax credit carryforwards of approximately $1.4 million which do not expire.

Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change,” which may occur, for example, as a result of sales of the Company’s stock, as well as similar state tax ownership change provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2005, 2004, and 2003, the Company had deferred tax assets of approximately $49,273,000, $38,547,000, and $31,818,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $10,726,000, $6,729,000, and $9,891,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pretax loss as follows:

	Year Ended December 31,
	2005	2004	2003

Statutory rate	$(9,349,372)	$(6,980,268)	$(6,461,754)
Current year net operating losses and temporary differences for which no tax benefit is recognized	8,725,909	6,737,902	6,426,884
Other permanent differences	623,463	242,366	34,870

	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$38,773,000	$28,139,000
Deferred revenue	2,843,000	4,981,000
Capitalized research costs	3,087,000	1,962,000
Property and equipment	1,197,000	1,223,000
Accrued liabilities	781,000	177,000
Federal and state research credit carryforwards	2,592,000	2,065,000

Gross deferred tax assets	49,273,000	38,547,000
Valuation allowance	(49,273,000)	(38,547,000)

Net deferred tax assets	$—	$—

12.	Subsequent Events

On March 17, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement pursuant to which the Company sold to certain investors, for an aggregate purchase price of approximately $45.3 million, 7,246,377 shares of common stock, par value $0.0001 per share, of the Company and warrants to purchase up to 2,173,914 additional shares of common stock. The purchase price for the shares of common stock and the exercise price for the warrants is $6.21 per share, the closing bid price for the common stock immediately preceding execution of the Purchase Agreement. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. The Company received the proceeds from the sale of these securities in March 2006.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31,	June 30,	Sept 30,	Dec. 31,	Mar. 31,	June 30,	Sept 30,	Dec. 31,
	2005	2005	2005	2005	2004	2004	2004	2004

Revenue	$3,903,093	$4,751,142	$3,344,978	$4,522,637	$1,631,413	$1,979,525	$2,819,240	$3,874,811
Net loss applicable to common stockholders	$(4,532,005)	$(12,010,228)	$(93,734,322)	$(5,314,704)	$(6,222,913)	$(5,769,545)	$(4,542,211)	$(3,995,531)
Basic and diluted net loss per share applicable to common stockholders	$(3.28)	$(8.57)	$(45.12)	$(0.25)	$(5.00)	$(4.59)	$(3.51)	$(2.94)
Shares used in computing basic and diluted loss per share applicable to common stockholders	1,379,723	1,400,655	2,077,245	21,493,392	1,245,313	1,257,116	1,294,835	1,358,378

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of business conduct and ethics which applies to all of our directors, officers and employees. A copy of our code of business conduct and ethics can be found on our website, www.sunesis.com in the section titled “Investors and Media” under the subsection titled “Corporate Governance.” To the extent required by law or Nasdaq rules, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the corporate governance page of the investor relations section of our website in accordance with SEC rules.

All additional information required by this item is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements” in Part II Item 8 of this report.

(2) Financial Statement Schedules

None.

(3) Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following signature page of this report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2006.

SUNESIS PHARMACEUTICALS, INC.

By:	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ JAMES W. YOUNG, PH.D. James W. Young, Ph.D.	Executive Chairman of the Board	March 30, 2006

/s/ DANIEL N. SWISHER, JR. Daniel N. Swisher, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 30, 2006

/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D.	Director	March 30, 2006

/s/ MATTHEW K. FUST Matthew K. Fust	Director	March 30, 2006

/s/ STEVEN D. GOLDBY Steven D. Goldby	Director	March 30, 2006

/s/ RUSSELL C. HIRSCH, M.D., PH.D. Russell C. Hirsch, M.D., Ph.D.	Director	March 30, 2006

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 30, 2006

/s/ JAMES A. WELLS, PH.D. James A. Wells, Ph.D.	Director	March 30, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

4.1		Specimen Common Stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10	.1*	1998 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.2*	2001 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10	.3*	2005 Equity Incentive Award Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 27, 2005).

10	.4*	Employee Stock Purchase Plan and Enrollment Form (incorporated by reference to Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 27, 2005).

10	.5*	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10	.6*	Executive Severance Benefits Agreement, dated August 4, 2005, by and between the Registrant and Daniel N. Swisher, Jr. (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10	.7*	Executive Severance Benefits Agreement, dated August 4, 2005, by and between the Registrant and Daryl B. Winter, Ph.D. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10	.8*	Executive Severance Benefits Agreement, dated August 5, 2005, by and between the Registrant and James W. Young, Ph.D. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10	.9*	Executive Severance Benefits Agreement, dated August 8, 2005, by and between the Registrant and Daniel C. Adelman, M.D. (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10	.10*	Executive Severance Benefits Agreement, dated August 12, 2005, by and between the Registrant and Eric H. Bjerkholt (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10	.11*	Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10	.12*	Consulting Agreement, dated August 8, 2005, by and between the Registrant and James A. Wells (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.13		Promissory Note, dated December 18, 2002, by and between the Registrant and Biogen, Inc., for principal amount of up to $4,000,000 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.14		Eighth Amended and Restated Investor Rights Agreement, dated August 30, 2004, by and among the Registrant and certain stockholders and warrant holders (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

Exhibit
Number		Description

10.15		Warrant, dated April 9, 1998, issued to James A. Wells (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.16		Warrant, dated December 1, 1999, issued to Three Crowns Capital (Bermuda) Limited (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.17		Warrant, dated July 7, 2000, issued to Broadview Ltd. Limited and Amendment No. 1 thereto, dated December 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.18		Warrant, dated June 11, 2003, issued to General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.19		Warrant, dated June 21, 2004, issued to General Electric Capital Corporation and Amendment No. 1 thereto, dated December 16, 2004 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.20		Lease, dated May 12, 2000, by and between the Registrant and ARE-Technology Centers SSF, LLC, for office space located at 341 Oyster Point Boulevard, South San Francisco, California (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.21		First Amendment to Lease Agreement, dated December 20, 2000, by and between the Registrant and ARE-Technology Centers SSF, LLC for office space located at 341 Oyster Point Boulevard, South San Francisco, California (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.22		Master Security Agreement, dated June 15, 2000 and amendments thereto, by and between the Registrant and General Electric Capital Corporation, Negative Pledge Agreement, dated May 17, 2002, and Form of Promissory Note (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.23		Loan Term Sheet, dated July 8, 2005, by and between the Registrant and General Electric Capital Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10	.24†	Collaboration Agreement, dated December 18, 2002, by and between the Registrant and Biogen, Inc. (now Biogen Idec MA Inc.) (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.25†	Amendment No. 1 to Collaboration Agreement, dated June 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.26†	Amendment No. 2 to Collaboration Agreement, dated September 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.27†	Collaboration Agreement, dated August 25, 2004, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10	.28†	Collaboration Agreement, dated May 3, 2002, by and between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.29†	Amendment to Collaboration Agreement, dated December 15, 2002, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

Exhibit
Number		Description

10	.30†	Notice of Extension and Second Amendment to Collaboration Agreement, dated December 15, 2003, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.31†	Third Amendment to Collaboration Agreement, dated December 22, 2004, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10	.32†	License and Collaboration Agreement, dated February 12, 2003, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.33†	License and Research Collaboration Agreement, dated July 22, 2004, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10	.34†	License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.) (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10	.35†	License Agreement, dated as of April 27, 2005, between the Registrant and Bristol-Meyers Squibb Company (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.36		Stock Purchase Agreement, dated as of April 27, 2005, between the Registrant and Bristol-Meyers Squibb Company (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.37		Amendment to Eighth Amended and Restated Investor Rights Agreement, dated as of April 27, 2005, among the Registrant and Investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.38		Venture Loan and Security Agreement, dated as of August 25, 2005, among the Registrant, Horizon Technology Funding Company LLC and Oxford Finance Corporation (incorporated by reference to Exhibit 10.38 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.39		Amendment to Eighth Amended and Restated Investor Rights Agreement, dated as of August 25, 2005, among the Registrant and the Investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.40		Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.41		Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.42		Warrant, dated August 25, 2005, issued to Oxford Finance Corporation (incorporated by reference to Exhibit 10.42 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.43		2006 Employment Incentive Commencement Plan (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-8 (SEC File No. 132679) filed on March 24, 2006).

10.44		Common Stock and Warrant Purchase Agreement, dated as of March 17, 2006, among the Company and the Investors listed on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2006).

Exhibit
Number	Description

10.45	Registration Rights Agreement, dated as of March 17, 2006, among the Company and the Investors listed on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2006).

10.46	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.