Form 10-Q
period 2006-03-31
SUNESIS PHARMACEUTICALS INC
filed 2006-05-12
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   YES ☐  NO ☒

The Registrant had 29,223,029 shares of Common Stock, $0.0001 par value per share, outstanding as of April 28, 2006.

Sunesis Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$56,307,731	$17,704,465
Marketable securities	26,005,367	30,629,061
Prepaids and other current assets	1,736,633	2,068,195
Total current assets	84,049,731	50,401,721

Property and equipment, net	4,657,988	4,006,527
Deposits and other assets	300,000	300,000
Total assets	$89,007,719	$54,708,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,859,535	$2,044,571
Accrued compensation	1,433,410	2,067,769
Other accrued liabilities	956,196	1,277,595
Current portion of deferred revenue	2,608,415	3,787,453
Current portion of equipment financing	941,730	1,067,520
Total current liabilities	7,799,286	10,244,908

Deferred revenue	2,690,599	3,319,765
Non current portion of equipment financing	1,090,486	1,306,027
Deferred rent and other non-current liabilities	1,403,092	1,371,346

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 per value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31,2005	—	—
Common stock, $0.0001 par value:100,000,000 shares authorized, 29,215,626 and 21,514,007 shares issued and 29,214,292 and 21,511,126 shares outstanding at March 31, 2006 and December 31, 2005	2,922	2,151
Additional paid-in capital	295,660,217	249,689,714
Deferred stock compensation	(1,625,211)	(2,162,688)
Accumulated other comprehensive loss	(28,060)	(55,073)
Accumulated deficit	(217,985,612)	(209,007,902)
Total stockholders’ equity	76,024,256	38,466,202

Total liabilities and stockholders’ equity	$89,007,719	$54,708,248

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2006	2005
	(unaudited)
Revenue:
Collaboration revenue	$1,370,705	$1,661,028
Collaboration revenue from related party	1,688,859	2,209,286
Grant and fellowship revenue	37,901	32,779
Total revenues	3,097,465	3,903,093

Operating expenses:
Research and development	9,716,095	6,616,217
General and administrative	2,681,571	1,920,828
Total operating expenses	12,397,666	8,537,045

Loss from operations	(9,300,201)	(4,633,952)

Interest income	546,153	205,216
Interest expense	(225,552)	(106,027)
Other income (expense), net	1,890	2,758
Net loss	$(8,977,710)	$(4,532,005)

Basic and diluted net loss per share	$(0.39)	$(3.28)

Shares used in computing basic and diluted net loss per share	22,968,484	1,379,723

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(8,977,710)	$(4,532,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,623	421,900
Stock-based compensation expense	680,842	276,183
Non-cash research and development expense	1,999,999	—
Changes in operating assets and liabilities:
Prepaids and other current assets	331,562	(275,251)
Notes and interests receivable from officers and employees	—	(3,301)
Accounts payable	(185,036)	(890,657)
Accrued compensation	(634,359)	(714,534)
Other accrued liabilities	(321,399)	45,033
Deferred rent and other non-current liabilities	31,746	53,129
Deferred revenue	(1,808,204)	(2,272,939)
Net cash used in operating activities	(8,495,936)	(7,892,442)

Cash flows from investing activities
Purchases of property and equipment, net	(1,038,084)	(319,728)
Purchases of marketable securities	(3,925,280)	(3,392,428)
Maturities of marketable securities	8,575,987	8,585,711
Net cash provided by investing activities	3,612,623	4,873,555

Cash flows from financing activities
Proceeds from borrowings under debt facility with related party	—	400,000
Proceeds from borrowings under equipment loans	—	233,111
Payments on equipment loans	(341,331)	(366,187)
Proceeds from issuance of common stock and exercise of options, net of repurchases	43,827,910	48,064
Net cash provided by financing activities	43,486,579	314,988

Net increase (decrease) in cash and cash equivalents	38,603,266	(2,703,899)
Cash and cash equivalents at beginning of period	17,704,465	7,587,512
Cash and cash equivalents at end of period	$56,307,731	$4,883,613

Supplemental disclosure of Cash flow information
Interest paid	$225,552	$106,027
Non-cash activities:
Deferred stock-based compensation	$—	$43,757
Reversal of deferred stock-based compensation	$(352,638)	$—
Issuance of common stock for in-licensing agreement	$1,999,999	$—

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. The Company’s initial public offering (“IPO”) was completed in September 2005. Sunesis is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel small molecule therapeutics for oncology and other unmet medical needs. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital.

Sunesis, Tethering and , our logo, are registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet at December 31, 2005 was derived from the audited financial statements at that date. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited, condensed financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, less the weighted average unvested common shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding, less the weighted average unvested common shares outstanding which are subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purpose of this calculation, preferred stock, options to purchase stock, and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,
	2006	2005
Numerator:
Net loss	$(8,977,710)	$(4,532,005)

Denominator:
Weighted-average common shares outstanding	22,968,484	1,406,259
Less: Weighted-average unvested common shares subject to repurchase	—	(26,536)
Denominator for basic and diluted net loss per share applicable to common stockholders	22,968,484	1,379,723

Basic and diluted net loss per share applicable to common stockholders	$(0.39)	$(3.28)

Outstanding securities not included in diluted net loss per share calculation:

Preferred stock	—	13,148,142
Options to purchase common stock	2,937,830	1,659,524
Warrants	2,700,296	360,506
	5,638,126	15,168,172

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company includes in other comprehensive income (loss) unrealized gains and losses on our available-for-sale securities. Comprehensive loss is as follows:

	Three months ended March 31,
	2006	2005
Net loss	$(8,977,710)	$(4,532,005)
Change in unrealized gain (loss) on available-for-sale securities	27,013	(17,961)
Comprehensive loss	$(8,950,697)	$(4,549,966)

Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2006	2005
Unrealized holding loss on available-for-sale securities and marketable securities	$(28,060)	$(55,073)

Share-Based Payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which supersedes its previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Condensed Statements of Operations.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using the modified prospective transition method for awards granted on or after December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”)

in connection with its IPO. The prospective transition method has been applied to options granted prior to December 23, 2004. Under the modified prospective transition method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted subsequent to the initial filing of the Company’s Form S-1 on December 23, 2004, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as defined below) and amortized on a straight-line basis over the options’ vesting period; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R amortized on a straight-line basis over the options’ vesting period. Under the prospective transition method, options granted prior to the initial filing of the Company’s Form S-1 will continue to be accounted for in accordance with APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which were the accounting principles originally applied to those awards.

The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purpose under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the Condensed Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company intends to review its forfeiture estimates at least on an annual basis. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company’s Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Upon adoption of FAS 123R, the Company retained its method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

FAS 123R requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”   The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Share-Based Compensation Information under FAS 123R

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 and March 31, 2005 was $4.36 and $2.73 per share, respectively, using the Black-Scholes model with the following assumptions (annualized percentages):

	Three months ended March 31,
	2006	2005
Volatility	80.00%	0.00%
Risk-free interest rate	4.63%	4.00%
Dividend yield	none	none
Annual forfeiture rate	5.30%	none
Expected term (years)	5.00	5.00

The Company recorded $1,041 in share-based compensation expense during the three months ended March 31, 2006 related to share-based awards granted during the first quarter of 2006.

The weighted average estimated fair value of purchase rights under our Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2006 was $2.95 per share using the Black-Scholes model with the following assumptions:

Three months ended
March 31, 2006
Volatility	80.00%
Risk-free interest rate	4.00%
Dividend yield	none
Annual forfeiture rate	5.30%
Expected term (years)	0.50 - 1.00

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its mature peer group in the same industry. The expected term of the employees’ purchase rights is equal to the purchase period. The assumption for volatility has not changed due to the adoption of FAS 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The post-vesting forfeiture rate is derived from the Company’s historical option cancellation information.

As a result of adopting FAS 123R on January 1, 2006, the Company’s net loss for the quarter ended March 31, 2006 is $381,303 larger than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.37 if the Company had not adopted FAS 123R, compared to reported basic and diluted loss per share of $0.39.

Stock Compensation for Options Granted Prior to the IPO

                                                Prior to the Company’s IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock compensation is being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock compensation of $184,841 in the first quarter of 2006 under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $304,820 was reversed as of January 1, 2006 due to the adoption of FAS 123R.

As of March 31, 2006, the expected future amortization expense for deferred stock compensation during each of the following periods is as follows:

Year ending December 31,
2006 remaining period	$545,203
2007	726,936
2008	353,072
$1,625,211

Total Share-based Compensation Expense

Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to all of the Company’s share-based awards including stock options granted prior to the Company’s IPO which continue to be accounted for under APB 25, is as follows:

Three months ended
March 31, 2006
Research and development	$283,638
General and administrative	336,364
Share-based compensation expense before taxes	620,002
Related income tax benefits	—
Share-based compensation expense	$620,002

Net share based compensation expense, per common share:
Basic and Diluted	$0.03

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended. The following table illustrates the effect on net loss and loss per common share for the first quarter of 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes. For stock options accounted for under the prospective transition method consisting of those options granted prior to the initial filing of the Company’s Form S-1, no pro forma disclosures have been provided.

Three months ended
March 31, 2005
Net loss, as reported	$(4,532,005)
Add: employee stock compensation expense based on the intrinsic value method	210,482
Deduct: total employee stock-based compensation expense determined under the fair value method for all awards	(247,838)
Pro forma net loss	$(4,569,361)

Net loss per share:
Basic and diluted, as reported	$(3.28)
Basic and diluted, pro forma	$(3.31)

2. License Agreements

Dainippon Sumitomo Pharma

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“Dainippon”) to acquire exclusive worldwide development and marketing rights for Dainippon’s anti-cancer compound, referred to as SNS-595.

Under the terms of the agreement, the Company made a non-refundable payment of $700,000, which was included in research and development expense. In addition to payment already made as of December 31, 2005, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of SNS-595 for cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market SNS-595. In December 2005, the Company accrued a $500,000 milestone payment upon commencement of Phase II clinical trials as research and development expense and this milestone payment was made in February 2006.

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for BMS’ anti-cancer compound, referred to as SNS-032.

Under the terms of this agreement, the Company made an up-front $8.0 million equity payment through the issuance of shares of the Company’s Series C-2 preferred stock. This amount was included in research and development expense for the year ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. The Company may in the future make a series of milestone payments of up to $29.0 million in cash, equity or any combination thereof to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may make a series of development and commercialization milestone payments totaling up to $49.0 million in cash, equity or any combination thereof, as well as royalty payments based on any future product sales. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future cyclin-dependent kinase (“CDK”) inhibitors derived from related intellectual property. In February 2006, upon commencement of a Phase I/II clinical trial, the Company made a $2.0 million non-cash milestone payment to BMS through the issuance of 404,040 shares of the Company’s common stock.

3. Collaborative Research Agreements

Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In May 2002, the Company entered into a research collaboration to discover small molecule inhibitors of Cathepsin S with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“J&J PRD”). The Company applies its proprietary Tethering technology to discover novel inhibitors of Cathepsin S in this collaboration.

Under the terms of the agreement, the Company received a non-refundable and non-creditable technology access fee of $500,000 in February 2003, and certain research funding to be paid in advance quarterly. The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from J&J PRD based on future product sales. On December 15, 2002, the Company and J&J PRD amended their collaboration to increase the number of J&J PRD funded full-time equivalents for 2003. In December 2002, J&J PRD also made the first milestone payment of $250,000 to the Company for the delivery of a novel lead series of compounds. On December 15, 2003, the Company and J&J PRD again amended their collaboration to extend the research funding for one additional year from May 3, 2004 through May 2, 2005. On December 22, 2004, the Company and J&J PRD amended their collaboration to extend the research funding from May 3, 2005 until December 31, 2005. Costs associated with research and development activities attributable to this agreement approximate the research funding recognized.

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

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $3.0 million which is being recognized as revenue over the 30-month term of the agreement and the one-year option period. In addition, the Company started receiving quarterly maintenance fees of $357,500 commencing April 1, 2004, and the Company may in the future receive research and development milestones of up to $60.5 million and royalty payments based on total annual future product sales. In certain circumstances, such as the cessation of the development of particular compounds, milestone payments received may be credited against future milestone payments with respect to compounds directed to the same target as the discontinued compound. As such, the Company recognizes the milestones received as revenue ratably over the remaining term of the agreement. On June 18, 2005, the one-year option was not exercised by Biogen Idec and the research term of the agreement was completed. Accordingly, of the remaining deferred revenue of $824,872 was recognized in the second quarter of 2005.

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

Concurrent with the signing of the agreement, Biogen Idec made a $14.0 million equity investment and purchased shares of the Company’s Series C-2 preferred stock.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”), entered into a research collaboration to identify and optimize inhibitors of BACE, an Alzheimer’s disease target. This collaboration had an initial three-year research term and both parties agreed to dedicate the resource funding provided in the research plan. Merck elected not to exercise its option to extend the research term for an additional one-year period, and the research term of this collaboration ended in February 2006. However, the Company will retain the right to earn milestone payments and royalties on any compound that results from the collaboration.

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

In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended March 31,
	2006	2005
J&J PRD	$—	$348,031
Merck	1,370,705	1,312,997
	1,370,705	1,661,028
Biogen Idec-related party	1,688,859	2,209,286
Total collaboration revenue	$3,059,564	$3,870,314

4. Property and Equipment

Property and equipment consist of the following:

	As of March 31,
	2006	2005
Computer equipment and software	$2,763,885	$2,629,673
Furniture and office equipment	662,641	625,081
Laboratory equipment	9,034,781	8,343,087
Leasehold improvements	5,296,492	5,121,873
	17,757,799	16,719,714
Less accumulated depreciation and amortization	(13,099,811)	(12,713,187)
Net property, plant and equipment	$4,657,988	$4,006,527

5. Debt Facility

In August 2005, the Company entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which the Company could borrow up to $15.0 million. The full $15.0 million loan commitment was available until October 15, 2005, $10.0 million was available until January 31, 2006, and the remaining $5.0 million is available until May 31, 2006. At March 31, 2006, the Company had not drawn any amount under this facility. The loan facility has an interest-only period ending January 1, 2007 followed by a 30-month principal repayment period, provided that any outstanding loan amounts become due upon an event of default. Outstanding principal accrues interest at a rate equal to the higher of 11.5% or the three-year Treasury rate plus 7.73%. The Company’s obligations under the loan agreement are secured by a first priority security interest in substantially all of the Company’s assets, other than the Company’s intellectual property. In connection with this transaction, the Company issued warrants to the lenders, half of which are currently exercisable, to purchase shares of Series C preferred stock, which converted into warrants to purchase 164,830 shares of common stock in connection with the IPO. The warrants expire ten years from the date of issuance. The Company also granted the lenders registration rights under the Company’s Eighth Amended and Restated Investor Rights Agreement.

The fair value of the warrants issued is $498,438, as determined using the Black-Scholes model, and are being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. As of March 31, 2006, management is not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

6. Stockholders’ Equity

In March 2006, the Company entered into a Common Stock and Warrant Purchase Agreement pursuant to which it sold to certain investors, for an aggregate purchase price of approximately $45.3 million, 7,246,377 shares of its common stock and warrants to purchase up to 2,173,914 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. All securities were sold in a private placement exempt from registration under the Securities Act of 1933 by virtue of Section 4(2)

and/or Regulation D promulgated thereunder as transactions not involving any public offering. The Company received net proceeds of approximately $43.7 million.

7. Employee Benefit Plans

Stock Option Plans

Under the Company’s stock plans, options generally become exercisable 25% on the first anniversary of the vesting commencement date and then 1/48th for each month thereafter so that all options are fully vested and exercisable after four years, and expire no later than ten years from the date of grant.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (“2005 Plan”). The Company has initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s predecessor plans that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of March 31, 2006, 1,310,673 shares have been granted under the 2005 Plan.

The number of shares of common stock reserved under the 2005 Plan will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the 2005 Plan was increased by 860,445 shares according to this provision and based on Board approval. The total shares available for future grants under this Plan as of March 31, 2006 was 1,376,063. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock pursuant to awards under the 2005 Plan per calendar year.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (“2006 Plan”), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders. An aggregate of up to 200,000 shares of common stock may be issued pursuant to awards under the 2006 Plan. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of March 31, 2006, 20,000 shares have been granted under the 2006 Plan.

A summary of stock option transactions for all stock option plans follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term (years)	Value
				(in thousands)
Outstanding at December 31, 2005	2,994,701	$3.92
Options granted	34,600	$6.45
Options exercised	(51,852)	$2.55
Options canceled/forfeited/expired	(39,619)	$4.30
Outstanding at March 31, 2006	2,937,830	$3.97	8.09	$9,552
Exercisable at March 31, 2006	1,329,973	$2.84	6.69	$5,780

The following table summarizes outstanding and exercisable options at March 31, 2006:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Range of			Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices			As of 3/31/06	Term	Price	As of 3/31/06	Price
$0.43	-	$1.28	31,058	3.57	$0.89	31,058	$0.89
	$2.55		1,460,062	6.68	$2.55	1,152,300	$2.55
$3.19	-	$3.61	53,291	8.59	$3.35	22,810	$3.33
	$4.74		7,400	9.84	$4.74	166	$4.74
	$4.98		7,900	9.75	$4.98	—	$—
	$5.16		27,000	9.63	$5.16	1,499	$5.16
	$5.25		1,233,609	9.67	$5.25	102,277	$5.25
	$5.82		4,800	9.91	$5.82	—	$—
	$7.15		22,400	10	$7.15	—	$—
	$9.56		90,310	9.19	$9.56	19,863	$9.56
$0.43	-	$9.56	2,937,830	8.09	$3.97	1,329,973	$2.84

The Company’s determination of fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three months ended March 31, 2006 was approximately $146,000. At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $5.9 million and the cost is expected to be recognized over a weighted average period of 3.18 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $167,000. The Company recorded cash received from the exercise of stock options of $132,000 during the three months ended March 31, 2006. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three months ended March 31, 2006.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 ESPP. The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of March 31, 2006, no shares have been issued under the ESPP.

The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the ESPP was increased by 107,556 shares according to this provision and based on Board approval. At March 31, 2006, the total shares reserved for future issuance under the ESPP was 310,497. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the Company’s ESPP may be issued or transferred more than $25,000 of shares of common stock pursuant to awards under the ESPP per calendar year. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three months ended March 31, 2006 was approximately $100,000.

The following is a summary of outstanding options for the current offering period based upon the estimated contribution for two consecutive purchase periods:

Weighted
Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term (years)	Value
(in thousands)

Vested and expected to vest at March 31, 2006	122,145	$4.71	0.39	$284

7. Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2006.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase II clinical trial in small cell lung cancer, one Phase II clinical trial in non-small cell lung cancer and a Phase I clinical trial in acute leukemias. We in-licensed this compound from Dainippon in October 2003. Our second most advanced product candidate, SNS-032, is a CDK inhibitor. We are currently conducting a Phase I/II clinical trial with SNS-032 in patients with advanced solid tumors. We in-licensed this compound from BMS in April 2005. We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer, and we expect to file an investigational new drug application (“IND”) in 2006. We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

As of April 28, 2006, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. These alliances have been designed to enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline. As of March 31, 2006, we had received an aggregate of approximately $65.4 million in cash in the form of stock purchase proceeds, fees and loans from our collaboration partners.

Since our inception, we have generated significant losses. As of March 31, 2006, we had an accumulated deficit of $218.0 million, including an $88.1 million deemed dividend recorded as of September 30, 2005 in connection with the closing of our IPO and the conversion of preferred stock to common stock. We expect our net losses to increase primarily due to our anticipated clinical trial activities.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three-month period ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for share-based payments.

Share-Based Payments

We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. The benefits provided under these plans are share-based payments subject to the provisions of FAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application to awards granted on or after December 23, 2004, the date on which we filed our initial registration statement on Form S-1 with the SEC in connection with our IPO. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. The prospective transition method has been applied to options granted prior to December 23, 2004. Under the prospective transition method, options granted prior to the initial filing of the Company’s Form S-1 will continue to be accounted for in accordance with APB25 and FIN44 which were the accounting principles originally applied to those awards.

Upon adoption of FAS 123R, we continue to estimate the value of share-based awards on the date of grant using the Black-Scholes model, as we disclosed for the pro forma information required under SFAS 123.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating business performance.

The guidance in FAS 123R and the SEC’s Staff Accounting Bulletin No. 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is the possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue and grant and fellowship revenue.

Collaboration Revenue.   We generate revenue primarily through our collaborations. We currently have four ongoing research-based collaborations. These collaborations include a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue for the three month periods ending March 31, 2006 and 2005 from each of our collaborators.

	Three months ended March 31,
	2006	2005
J&J PRD	$—	$348,031
Merck	1,370,705	1,312,997
	1,370,705	1,661,028
Biogen Idec-related party	1,688,859	2,209,286
Total collaboration revenue	$3,059,564	$3,870,314

Collaboration revenue decreased from $3.9 million for the three months period ending March 31, 2005 to $3.1 million for the same period in 2006, primarily due to a $520,000 decrease in collaboration revenue from Biogen Idec resulting from the termination of the TNF-family collaboration in June 2005, and a $348,000 reduction in collaboration revenue from J&J PRD related to the termination of the research phase of the Cathepsin S collaboration on December 31, 2005. We expect that revenue from reimbursed research services will decrease for 2006 compared to prior years due to the completion of the research phases of the two collaborations mentioned above and the Merck BACE collaboration in February 2006. After completion of the research phase of these collaborations, we will continue to be eligible to earn milestone payments and royalties on any compound that results from the collaborations. It is our goal to generate revenue from achieving milestones in 2006. In April 2006, the Company received a $500,000 milestone payment from Biogen Idec.

Grant and Fellowship Revenue.   Grant and fellowship revenue is recognized as we perform services under the applicable grant. As of March 31, 2006, we had been awarded $5.4 million, and had recognized as revenue $3.2 million, in federal grants under the Small Business Innovation Research (“SBIR”) program. In addition, we have recognized revenue from other grants and fellowships. We do not plan to perform any additional work under our SBIR grants in the foreseeable future.

Research and Development Expense. Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including Phase I and Phase II clinical trial costs for SNS-595, Phase I and Phase I/II clinical trial costs for SNS-032, to develop our proprietary fragment-based Tethering drug discovery approach, to develop in-house research and preclinical study capabilities, to discover and advance product candidates toward clinical trials, and to in-license compounds. We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense for the three months ended March 31, 2005 and 2006 for our product candidate programs:

	Three months ended March 31,
	2006	2005
	(in thousands)
SNS-595	$1,471	$1,449
SNS-032	2,475	—
SNS-314	1,110	1,681
Raf kinase inhibitors	398	430
Other kinase inhibitors	2,615	765
Cathepsin S inhibitors	5	149
BACE inhibitors for Alzheimer’s disease	257	471
Anti-viral inhibitors	—	33
TNF family and oncology research	3	525
Other programs	1,382	1,113
Total	$9,716	$6,616

Research and development expense increased from $6.6 million to $9.7 million from the three months ended March 31, 2005 to the same period in 2006, due to (i) a $2.5 million expense related to SNS-032, including a $2 million non-cash milestone payment to BMS and costs related to running of a Phase I clinical trial protocol, (ii) a $1.9 million increase in expense related to other kinase inhibitors as a result of an increase in headcount focused on the discovery of novel kinase inhibitors, (iii) a $0.2 million increase in non-cash stock compensation expenses due to the adoption of FAS 123R. Research and development expense was partially offset by (i) a $571,000 decrease in expense related to SNS-314 resulting from reduced headcount allocated to this program, and (ii) a $880,000 reduction in expense related to the completion of the research phases of the TNF-family, BACE and Cathepsin S collaborations with Biogen Idec, Merck and J&J PRD, respectively.

We expect to incur a significant increase in research and development expense over the next several years, only a portion of which we expect to be funded by our collaboration partners. As SNS-595 and SNS-032 progress through the clinic and we bring additional product candidates, such as SNS-314, into clinical trials, our spending will further increase. In addition, under our August 2004 collaboration with Biogen Idec, we have an option to co-fund a portion of the development costs of product candidates for up to two targets that may result from this collaboration. Our decision to exercise this option would materially increase our research and development expense.

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities, management, legal, including intellectual property management, and general administration and non-cash stock compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. General and administrative expense was $1.9 million and $2.7 million for the three months ended March 31, 2005 and 2006, respectively. This $761,000 increase is due to a $226,000 increase in payroll and related expenses, a $231,000 increase in non-cash stock compensation expenses mainly from the adoption of FAS 123R, and increased costs related to operating as a public company.

As a public company, we operate in an increasingly demanding regulatory environment that requires us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Nasdaq National Market, including those related to expanded disclosures, accelerated reporting requirements and more complex accounting rules. We expect that our general and administrative expense will continue to increase in subsequent periods due to these requirements and to increasing personnel and infrastructure expenses as we advance our product candidates.

Interest Income.   Interest income increased from $205,000 for the three months ended March 31, 2005, to $546,000 for the three months ended March 31, 2006, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities.

Interest Expense.   Interest expense increased from $106,000 for the three months ended March 31, 2005, to $226,000 for the three months ended March 31, 2006, due to higher outstanding debt obligations and higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2006, we had cash, cash equivalents and marketable securities of $82.3 million and outstanding equipment financing and debt obligations of $2.0 million. In March 2006, we raised net proceeds of $43.7 million through a private placement of 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock. The purchase price for the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, research grants and debt financings.

Cash Flow

Net cash used in operating activities was $7.9 million and $8.5 million for the three months ended March 31, 2005 and 2006, respectively. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization, deferred revenue and stock compensation expense, and for the first quarter of 2006, a $2.0 million non-cash milestone payment to BMS.

Net cash provided by investing activities was $4.9 million and $3.6 million for the three months ended March 31, 2005 and March 31, 2006, respectively. The cash provided during the three month periods ended March 31, 2005 was primarily related to the net maturities of $5.2 million of marketable securities, partially off-set by the purchase of property and equipment totaling $320,000. The cash provided during the three month periods ended March 31, 2006 was primarily related to the net maturities of $4.7 million of marketable securities, partially off-set by the purchase of property and equipment totaling $1.0 million. Our investing activities for these periods consisted primarily of the management of proceeds from our sales of common and preferred stock.

Net cash provided by financing activities was $315,000 and $43.5 million for the three months ended March 31, 2005 and 2006, respectively. Our financing activities for the 2005 period consisted primarily of $400,000 of borrowings from Biogen Idec, a related party, partially off-set by the net repayment of $133,000 of loans related to capital equipment purchases in prior periods. Our financing activities for the first quarter of 2006 consisted primarily of the issuance of 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock for net proceeds of $43.7 million in a private placement which closed on March 17, 2006, partially off-set by the repayment of equipment loans of $341,000.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time. The credit facility was available through May 2005. In August 2005, we entered into a new $2.5 million credit facility with General Electric Capital Corporation. As of March 31, 2006, we had outstanding $2.0 million to finance equipment purchases and leasehold improvements under both credit facilities. The equipment loans are secured by the equipment financed. Outstanding borrowings bear interest at annual rates ranging from 7.4% to 9.9%, and are payable over 36 to 48 months. In connection with the original credit facility, in May 2003, we issued a warrant to purchase 1,582 shares of common stock at $9.10 per share, and in June 2004, a warrant to purchase 757 shares of common stock at $9.10 per share. The warrants expire in June 2013 and June 2014, respectively. In connection with the new credit facility in August 2005, we issued warrants to purchase up 1,046 shares of common stock at $9.10 per share.

In December 2002, we executed a promissory note in favor of Biogen Idec for an aggregate principal amount of up to $4.0 million. Under the promissory note, we had a drawdown period of ten calendar quarters beginning on April 1, 2003 and ending on June 30, 2005. The principal and accrued interest of each draw are due five years from the date of advance of each draw and bear interest at 3.0% above LIBOR to be paid quarterly. As of March 31, 2005, we had drawn $4.0 million; however, the full $4.0 million was repaid with interest with the proceeds from our IPO on September 30, 2005.

In August 2005, we entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which we may borrow up to $15.0 million. The full $15.0 million loan commitment was available until October 15, 2005; $10.0 million was available until January 31, 2006. The remaining $5.0 million is available until May 31, 2006. The loan facility has an interest-only period ending January 1, 2007 followed by a 30-month repayment period during which outstanding principal amounts amortize, provided that any outstanding loan amounts become due upon an event of default. Outstanding principal accrues interest at a rate equal to the higher of 11.5% or the three-year Treasury rate plus 7.73%. Our obligations under the loan agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. In conjunction with this transaction, we issued warrants to the lenders, half of which are currently exercisable, to purchase an aggregate of up to 164,830 shares of common stock at a price of $9.10 per share. We also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement. As of March 31, 2006 we had not borrowed any amount under this facility.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with the proceeds from the IPO and revenue generated from our collaborations, will be sufficient to fund our operations at least through April 2008. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. For 2005 and the first three months of 2006, we maintained an investment portfolio primarily in money market funds and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest risk arising from our investments.

All of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below provides material changes to and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Accounting pronouncements may affect our future financial position and results of operations.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123R”). As a result of adopting FAS 123R, our net loss for the quarter ended March 31, 2006 is approximately $381,000 larger than if we had continued to account for share-based compensation under Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.”  Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $0.37 if we had not adopted FAS 123R, compared to reported basic and diluted loss per share of $0.39. Future employee stock-based compensation expense is difficult to quantify as it is affected by our stock price, the number of stock-based awards our Board of Directors may grant, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

The initial public offering of 6,051,126 shares of our common stock was effected through a registration statement on Form S-1 (Reg. No. 333-121646) which was declared effective by the SEC on September 27, 2005. We issued 6,000,000 shares on September 30, 2005 for gross proceeds of $42,000,000. We issued an additional 51,126 shares on November 1, 2005 for gross proceeds of $358,000 in connection with the underwriters’ partial exercise of their over-allotment option. We paid the underwriters a commission of $2,965,000 and incurred additional offering expenses of approximately $2,225,000. After deducting the underwriters’ commission and the offering expenses, the registrant received net proceeds of approximately $37,168,000.

During the quarter ended March 31, 2006, we sold an aggregate of 7,246,377 shares of common stock and warrants to purchase up to 2,173,914 additional shares of common stock to certain accredited investors for cash consideration in the aggregate amount of approximately $45.3 million. The purchase price of the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. We refer to this transaction as the “2006 PIPE.”

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the 2006 PIPE by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that each investor represented that (a) it is an accredited investor (as defined under the Securities Act of 1933, as amended), (b) it is acquiring the securities for investment only and not with a view to the distribution thereof, and (c) it either received adequate information about the Company or had access to such information. Appropriate legends were affixed to the warrants and the certificates representing the shares of common stock. The shares sold in the 2006 PIPE have subsequently been registered on a registration statement on Form S-1 (Reg. No. 333-133387) which was declared effective by the SEC on May 10, 2006.

No payments for such expenses related to these offerings were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The net proceeds from these offerings have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund clinical and preclinical development of our product candidates, to discover additional product candidates, to repay outstanding indebtedness and for general corporate purposes, including capital expenditures and working capital. We may use a portion of our net proceeds to in-license product candidates or to invest in businesses or technologies that we believe are complementary to our own.

Item 6. Exhibits

Exhibit Number	Description

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

Eric H. Bjerkholt

Senior Vice President and Chief Financial Officer

Date: May 12, 2006

EXHIBIT INDEX

Exhibit Number	Description

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