Form 10-Q
period 2006-06-30
SUNESIS PHARMACEUTICALS INC
filed 2006-08-11
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The Registrant had 29,319,542 shares of Common Stock, $0.0001 par value per share, outstanding as of July 31, 2006.

Sunesis Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUNESIS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$62,298,992	$17,704,465
Marketable securities	16,820,670	30,629,061
Prepaids and other current assets	1,430,023	2,068,195
Total current assets	80,549,685	50,401,721

Property and equipment, net	4,850,904	4,006,527
Deposits and other assets	300,000	300,000
Total assets	$85,700,589	$54,708,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,884,692	$2,044,571
Accrued compensation	1,698,032	2,067,769
Other accrued liabilities	1,411,444	1,277,595
Current portion of deferred revenue	2,533,415	3,787,453
Current portion of equipment financing	917,750	1,067,520
Total current liabilities	8,445,333	10,244,908

Non current portion of deferred revenue	2,061,433	3,319,765
Non current portion of equipment financing	1,074,913	1,306,027
Deferred rent and other non-current liabilities	1,437,080	1,371,346

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 per value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,319,977 and 21,514,007 shares issued and 29,319,310 and 21,511,126 shares outstanding at June 30, 2006 and December 31, 2005	2,932	2,151
Additional paid-in capital	296,615,863	249,689,714
Deferred stock compensation	(1,443,477)	(2,162,688)
Accumulated other comprehensive loss	(11,970)	(55,073)
Accumulated deficit	(222,481,518)	(209,007,902)
Total stockholders’ equity	72,681,830	38,466,202

Total liabilities and stockholders’ equity	$85,700,589	$54,708,248

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$4,516,667	$1,682,358	$5,887,372	$3,343,386
Collaboration revenue from related party	2,190,986	3,034,158	3,879,845	5,243,444
Grant and fellowship revenue	—	34,626	37,901	67,405
Total revenues	6,707,653	4,751,142	9,805,118	8,654,235

Operating expenses:
Research and development	8,847,380	14,776,691	18,563,475	21,392,908
General and administrative	3,153,630	2,068,102	5,835,201	3,988,930
Total operating expenses	12,001,010	16,844,793	24,398,676	25,381,838

Loss from operations	(5,293,357)	(12,093,651)	(14,593,558)	(16,727,603)

Interest income	957,551	190,473	1,503,704	395,689
Interest expense	(162,103)	(110,498)	(387,655)	(216,525)
Other income, net	2,003	3,448	3,893	6,206
Net loss	$(4,495,906)	$(12,010,228)	$(13,473,616)	$(16,542,233)

Basic and diluted net loss per share	$(0.15)	$(8.55)	$(0.52)	$(11.88)

Shares used in computing basic and diluted net loss per share	29,256,267	1,404,129	26,129,745	1,392,040

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(13,473,616)	$(16,542,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777,735	859,108
Stock compensation expense	1,369,347	578,801
Non-cash research and development expense	1,999,999	8,000,000
Changes in operating assets and liabilities:
Prepaids and other current assets	638,172	(696,818)
Notes and interest receivable from officers and employees	—	249,070
Accounts payable	(159,879)	(518,203)
Accrued compensation	(369,737)	(350,133)
Other accrued liabilities	133,849	250,583
Deferred rent and other non-current liabilities	65,734	106,137
Deferred revenue	(2,512,370)	(3,421,742)
Net cash used in operating activities	(11,530,766)	(11,485,430)

Cash flows from investing activities
Purchases of property and equipment, net	(1,622,112)	(1,056,195)
Purchases of marketable securities	(4,206,857)	(9,980,838)
Maturities of marketable securities	18,058,351	20,361,149
Net cash provided by investing activities	12,229,382	9,324,116

Cash flows from financing activities
Proceeds from borrowings under debt facility with related party	—	800,000
Proceeds from borrowings under equipment financing	238,568	461,258
Payments on equipment loans	(619,452)	(735,498)
Proceeds from issuance of common stock and exercise of options, net of repurchases	44,276,795	236,517
Net cash provided by financing activities	43,895,911	762,277

Net increase (decrease) in cash and cash equivalents	44,594,527	(1,399,037)
Cash and cash equivalents at beginning of period	17,704,465	7,587,512
Cash and cash equivalents at end of period	$62,298,992	$6,188,475

Supplemental disclosure of cash flow information
Interest paid	$136,720	$216,525
Non-cash activities:
Deferred stock-based compensation	$—	$418,232
Reversal of deferred stock-based compensation	$(352,638)	$—
Issuance of common stock for in-licensing agreement	$1,999,999	$8,000,000

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California.  The Company’s initial public offering (“IPO”) was completed in September 2005.  Sunesis is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel, small molecule therapeutics for oncology and other unmet medical needs.  The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital.

Sunesis, Tethering and , the Company’s logo, are registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Historical
Numerator:
Net loss	$(4,495,906)	$(12,010,228)	$(13,473,616)	$(16,542,233)

Denominator:
Weighted-average common shares outstanding	29,256,267	1,414,066	26,129,745	1,410,177
Less: Weighted-average unvested common shares subject to repurchase	—	(9,937)	—	(18,137)
Denominator for basic and diluted net loss per share applicable to common stockholders	29,256,267	1,404,129	26,129,745	1,392,040
Basic and diluted net loss per share applicable to common stockholders	$(0.15)	$(8.55)	$(0.52)	$(11.88)

Outstanding securities not included in diluted net loss per share calculation:

Preferred stock	—	9,032,636	—	9,032,636
Options to purchase common stock	3,100,188	1,696,825	3,100,188	1,696,825
Warrants	2,693,237	231,088	2,693,237	231,088
	5,793,425	10,960,549	5,793,425	10,960,549

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company includes in other comprehensive income (loss) unrealized gains and losses on available-for-sale securities. Comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(4,495,906)	$(12,010,228)	$(13,473,616)	$(16,542,233)

Change in unrealized gain (loss) on available-for-sale securities	16,090	35,596	43,103	17,635
Comprehensive loss	$(4,479,816)	$(11,974,632)	$(13,430,513)	$(16,524,598)

Accumulated other comprehensive income(loss) consists of the following:

	June 30,	December 31,
	2006	2005
Unrealized holding loss on available-for-sale securities and marketable securities	$(11,970)	$(55,073)

Share-Based Payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which supersedes its previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in Condensed Statements of Operations.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using the modified prospective transition method for awards granted on or after December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) in connection with its IPO. The prospective transition method has been applied to options granted prior to December 23, 2004. Under the modified prospective transition method, compensation cost recognized during the three and six months ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted subsequent to the initial filing of the Company’s Form S-1 on December 23, 2004, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as defined below) and amortized on a straight-line basis over the options’ vesting period; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R amortized on a straight-line basis over the options’ vesting period. Under the prospective transition method, options granted prior to the initial filing of the Company’s Form S-1 will continue to be accounted for in accordance with APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which were the accounting principles originally applied to those awards.

The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the Condensed Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company intends to review its forfeiture estimates on a quarterly basis. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company’s Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

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

Share-Based Compensation Information under FAS 123R

The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 and June 30, 2005 was $4.19 and $8.70 per share, respectively, using the Black-Scholes model with the following assumptions (annualized percentages):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Volatility	80.00%	0.00%	80.00%	0.00%
Risk-free interest rate	5.04%	3.83%	4.97%	3.84%
Dividend yield	none	none	none	none
Annual forfeiture rate	4.98%	none	4.98%	none
Expected term (years)	5.00	5.00	5.00	5.00

The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2006 and June 30, 2005 was $4.16 and $8.19 per share, respectively. The Company recorded $23,065 and $24,106, respectively, in share-based compensation expense during the three and six months ended June 30, 2006 related to share-based awards granted during the first six months of 2006.

The weighted average estimated fair value of purchase rights under our Employee Stock Purchase Plan (“ESPP”) for the three and six months ended June 30, 2006 was $2.57 and $2.82 per share using the Black-Scholes model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Volatility	80.00%	80.00%
Risk-free interest rate	4.36% - 5.06%	3.90% - 5.06%
Dividend yield	none	none
Annual forfeiture rate	4.98%	4.98%
Expected term (years)	0.50 - 1.00	0.50 - 1.00

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its mature peer group in the same industry. The expected term of the employees’ purchase rights is equal to the purchase period. The assumption for volatility has not changed due to the adoption of FAS 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. The post-vesting forfeiture rate is derived from the Company’s historical option cancellation information.

As a result of adopting FAS 123R on January 1, 2006, the Company’s net loss for the quarter ended June 30, 2006 is $446,452 larger than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended June 30, 2006 are $0.15 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the six months ended June 30, 2006 are $0.52 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Stock Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock compensation is being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock compensation of $181,734 and $366,575, respectively, in the three and six months ended June 30, 2006 under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $304,820 was reversed as of January 1, 2006 due to the adoption of FAS 123R.

As of June 30, 2006, the expected future amortization expense for deferred stock compensation during each of the following periods is as follows:

Year ending December 31,
2006 remaining period	$363,469
2007	726,936
2008	353,072
Total amount to be amortized	$1,443,477

Total Share-based Compensation Expense

Employee stock-based compensation expense recognized in the first six months of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to all of the Company’s share-based awards including stock options granted prior to the Company’s IPO which continue to be accounted for under APB 25, is as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Research and development	$325,281	$608,919
General and administrative	334,264	670,628
Share-based compensation expense before taxes	659,545	1,279,547
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$659,545	$1,279,547

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended. The following table illustrates the effect on net loss and loss per common share for the three and six months ended June 30, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes. For stock options accounted for under the prospective transition method consisting of those options granted prior to the initial filing of the Company’s Form S-1, no pro forma disclosures have been provided.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(12,010,228)	$(16,542,233)
Add: employee stock compensation expense based on the intrinsic value method	247,775	458,257
Deduct: total employee stock-based compensation expense determined under the fair value method for all awards	(321,161)	(568,999)
Pro forma net loss	$(12,083,614)	$(16,652,975)

Net loss per share:
Basic and diluted, as reported	$(8.55)	$(11.88)
Basic and diluted, pro forma	$(8.61)	$(11.96)

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

Biogen Idec, Inc.

In December 2002, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover oral therapeutics. The collaboration applies the Company’s proprietary Tethering  technology to generate small molecule leads to selected TNF-family cytokines involved in immune and inflammatory disease and two additional un-named targets.

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

In May 2006, the Company received a milestone payment of $500,000 from Biogen Idec for the discovery of novel inhibitors of an oncology kinase target and this amount was recognized as revenue in the three months ended June 30, 2006.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”), entered into a research collaboration to identify and optimize inhibitors of BACE, an Alzheimer’s disease target.  This collaboration had an initial three-year research term and both parties agreed to dedicate the resource funding provided in the research plan.  Merck elected not to exercise its option to extend the research term for an additional one-year period, and the research term of this collaboration ended in February 2006.  However, the Company will retain the right to earn milestone payments and royalties on any compound that results from the collaboration.  In June 2006, the Company received a $4.25 million payment from Merck for meeting certain preclinical milestones related to the BACE program and this amount was recognized as revenue in the three months ended June 30, 2006.

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

In June 2006, the Company received two milestone payments totaling $4.25 million from Merck for achievement of preclinical milestones and this amount was recognized as revenue in the three months ended June 30, 2006.

In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
J&J PRD	$—	$354,391	$—	$702,422
Merck	4,516,667	1,327,967	5,887,372	2,640,964
	4,516,667	1,682,358	5,887,372	3,343,386
Biogen Idec-related party	2,190,986	3,034,158	3,879,845	5,243,444
Total collaboration revenue	$6,707,653	$4,716,516	$9,767,217	$8,586,830

4. Debt Facility

In August 2005, the Company entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which the Company could borrow up to $15.0 million. The full $15.0 million loan commitment was available until October 15, 2005, $10.0 million was available until January 31, 2006, and the remaining $5.0 million was available until May 31, 2006. This facility expired on May 31, 2006, and the Company had not drawn any amount under this facility. In connection with this transaction, the Company issued warrants to the lenders to purchase shares of Series C preferred stock, which converted into warrants to purchase 164,830 shares of common stock in connection with the IPO. The warrants expire ten years from the date of issuance. The Company also granted the lenders registration rights under the Company’s Eighth Amended and Restated Investor Rights Agreement.

The fair value of the warrants issued is $498,438, as determined using the Black-Scholes model, and are being accounted for as prepaid interest and expensed on a straight-line basis through May 31, 2006.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. As of June 30, 2006, management is not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

5. Stockholders’ Equity

In March 2006, the Company entered into a Common Stock and Warrant Purchase Agreement pursuant to which it sold to certain investors, for an aggregate purchase price of approximately $45.3 million, 7,246,377 shares of its common stock and warrants to purchase up to 2,173,914 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. All securities were sold in a private placement exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. The Company received net proceeds of approximately $43.7 million in this offering.

6. Employee Benefit Plans

Stock Option Plans

With regard to option granting, the Company generally grants options (i) to new employees which become exercisable 25% on the first anniversary of the vesting commencement date and then 1/48th for each month thereafter, and (ii) to existing employees which become exercisable 1/48th the month following the grant date and then at the rate of 1/48th each month thereafter.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (“2005 Plan”). The Company initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s predecessor plans that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of June 30, 2006, 1,472,573 shares have been granted under the 2005 Plan.

The number of shares of common stock reserved under the 2005 Plan will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the 2005 Plan was increased by 860,445 shares according to this provision and based on Board approval. The total shares available for future grants under this Plan as of June 30, 2006 was 1,225,190. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than

235,294 shares of common stock per calendar year pursuant to awards under the 2005 Plan.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (“2006 Plan”), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders. An aggregate of up to 200,000 shares of common stock may be issued pursuant to awards under the 2006 Plan. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of June 30, 2006, 40,000 shares have been granted under the 2006 Plan.

A summary of stock option transactions for all stock option plans follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,994,701	$3.92
Options granted	216,500	$6.22
Options exercised	(60,367)	$2.49
Options canceled/forfeited/expired	(50,646)	$4.64

Balance at June 30, 2006	3,100,188	$4.10	7.96	$6,297
Exercisable at June 30, 2006	1,478,385	$3.04	6.66	$4,523

The following table summarizes outstanding and exercisable options as of June 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of 3/31/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 6/30/06	Weighted Average Exercise Price

$ 0.43- $ 1.28	27,529	3.26	$0.84	27,529	$0.84
$ 2.55	1,455,966	6.43	$2.55	1,207,368	$2.55
$ 3.19 - $ 5.16	94,415	8.83	$4.12	27,444	$3.51
$ 5.25	1,232,868	9.42	$5.25	177,643	$5.25
$ 5.82 - $ 6.01	68,400	9.95	$6.00	—	$—
$ 6.21	60,000	9.99	$6.21	—	$—
$ 6.35	24,400	9.92	$6.35	—	$—
$ 6.40	23,900	9.83	$6.40	—	$—
$ 7.15	22,400	9.75	$7.15	—	$—
$ 9.56	90,310	8.95	$9.56	38,401	$9.56
$ 0.43 - $ 9.56	3,100,188	7.96	$4.10	1,478,385	$3.04

The Company’s determination of fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three and six months ended June 30, 2006 was approximately

$756,000 and $902,000, respectively.  The estimated fair value of shares vested during the second quarter and the first six months of 2006 was $484,000 and $954,000, respectively, and was zero for both the second quarter and the first six months of 2005.  At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $6.3 million and the cost is expected to be recognized over a weighted average period of 2.92 years. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $37,000 and $204,000, respectively. The Company recorded cash received from the exercise of stock options of $18,000 and 150,000, respectively during the three and six months ended June 30, 2006. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three and six months ended June 30, 2006.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of June 30, 2006, 88,777 shares have been issued under the ESPP.

The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the ESPP was increased by 107,556 shares according to this provision and based on Board approval. At June 30, 2006, the total shares reserved for future issuance under the ESPP was 221,720. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 of shares of common stock  per calendar year pursuant to awards under the ESPP. No one may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three and six months ended June 30, 2006 was approximately $121,000 and $222,000, respectively.

The following is a summary of outstanding options for the current offering period based upon the estimated contribution for two consecutive purchase periods:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Vested and expected to vest at June 30, 2006	60,883	$4.66	0.45	$99

7. Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2006 and results of operations for the three- and six-months ended June 30, 2006 and 2005 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report.  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc.

Business Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel, small molecule therapeutics for oncology and other unmet medical needs.  We have developed a proprietary fragment-based drug discovery approach, called “Tethering,” that we combine with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics.  We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics.  We are advancing our product candidates through in-house research and clinical development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies.  Since 2002, we have focused on developing novel, small molecule drugs mainly to treat cancer and other unmet medical needs.

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts.  Our lead product candidate, SNS-595, is a novel cell cycle inhibitor.  With SNS-595, we are currently conducting one Phase II clinical trial in small cell lung cancer, one Phase II clinical trial in non-small cell lung cancer and a Phase I clinical trial in acute leukemias.  We plan to initiate a Phase II trial in patients with ovarian cancer in 2007.  We in-licensed this compound from Dainippon in October 2003.  Our second most advanced product candidate, SNS-032, is a CDK inhibitor.  We are currently conducting a Phase I/II clinical trial with SNS-032 in patients with advanced solid tumors.   We plan to initiate a Phase I trial in patients with advanced B-lymphoid malignancies in 2006.  We in-licensed this compound from BMS in April 2005.  We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer, and we expect to file an investigational new drug application (“IND”) in 2006.  We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314.  We may in the future enter into collaborations to maximize the commercial potential of these programs.

As of July 31, 2006, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies.  These alliances have been designed to enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline.  As of June 30, 2006, we had received an aggregate of approximately $71.0 million in cash in the form of stock purchase proceeds and fees from our collaboration partners.

Since our inception, we have generated significant losses.  As of June 30, 2006, we had an accumulated deficit of $222.5 million, including an $88.1 million deemed dividend recorded as of September 30, 2005 in connection with the closing of our IPO and the conversion of preferred stock to common stock.  We expect our net losses to increase primarily due to our anticipated clinical trial activities.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three- and six-months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for share-based payments.

Share-Based Payments

We grant options to purchase our common stock to our employees and directors under our stock option plans.  Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date.  The benefits provided under these plans are share-based payments subject to the provisions of FAS 123R.  Effective January 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application to awards granted on or after December 23, 2004, the date on which we filed our initial registration statement on Form S-1 with the SEC in connection with our IPO.  The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.  Under the modified prospective application, prior periods are not revised for comparative purposes.  The prospective transition method has been applied to options granted prior to December 23, 2004.  Under the prospective transition method, options granted prior to the initial filing of our Form S-1 will continue to be accounted for in accordance with APB25 and FIN44 which were the accounting principles originally applied to those awards.

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

Results of Operations

Three and Six Months Ended June 30, 2006 and 2005

Revenue. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future.  To date, our revenue has consisted of collaboration revenue and grant and fellowship revenue.

Collaboration Revenue.   We generate revenue primarily through our collaborations. We currently have four ongoing research-based collaborations. These collaborations include a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue for the three and six months ended June 30, 2006 and 2005 from each of our collaborators.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Johnson & Johnson PRD	$—	$354	$—	$702

Merck	4,517	1,328	5,887	2,641

	4,517	1,682	5,887	3,343

Biogen Idec-related party	2,191	3,034	3,880	5,244

Total collaboration revenue	$6,708	$4,717	$9,767	$8,587

Collaboration revenue increased from $4.7 million for the three months ended June 30, 2005 to $6.7 million for the same period in 2006, primarily due to a $4.25 million milestone payment from Merck under the BACE collaboration in June 2006 and a $500,000 milestone payment from Biogen Idec in April, partially offset by a decrease in collaboration revenue from Biogen Idec resulting from the termination of the TNF-family collaboration in June 2005 and from J&J PRD resulting from the termination of the research phase of the Cathepsin S collaboration on December 31, 2005.  Collaboration revenue increased from $8.6 million for the first six months of 2005 to $9.8 million for the same period in 2006, primarily due to a $4.25 million milestone payment from Merck under the BACE collaboration in June 2006, partially offset by the completion of BACE and TNF programs with our collaborators. We expect that revenue from reimbursed research services will decrease for 2006 compared to prior years due to the completion of the research phases of the two collaborations mentioned above and the Merck BACE collaboration in February 2006. Though the research phase of these collaborations have been completed, we will continue to be eligible to earn milestone payments and royalties on any compound that results from the collaborations. It is our goal to continue to generate revenue from achieving milestones in 2006. However, we do not expect that revenues for the remainder of 2006 will equal those generated in the first six months.

Grant and Fellowship Revenue.   Grant and fellowship revenue is recognized as we perform services under the applicable grant. As of June 30, 2006, we had been awarded $5.4 million, and had recognized as revenue $3.2 million, in federal grants under the Small Business Innovation Research (“SBIR”) program. In addition, we have recognized revenue from other grants and fellowships. We do not plan to perform any additional work under our SBIR grants in the foreseeable future.

Research and Development Expense.  Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred: (i) to discover and develop novel, small molecule therapeutics, including Phase I and Phase II clinical trial costs for SNS-595, and Phase I/II clinical trial costs for SNS-032; (ii) to develop our proprietary fragment-based Tethering drug discovery approach; (iii) to develop in-house research and preclinical study capabilities; (iv) to discover and advance product candidates toward clinical trials; (v) to in-license compounds; and (vi) to adopt FAS 123R in 2006. We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense for the three and six months ended June 30, 2006 and 2005 for our product candidate programs:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
SNS-595	$2,429	$1,563	$3,900	$3,012
SNS-032	984	8,173	3,459	8,173
SNS-314	1,473	1,724	2,583	3,405
Raf kinase inhibitors	330	374	728	804
Other kinase inhibitors	2,661	723	5,276	1,488
Cathepsin S inhibitors	2	172	7	321
BACE inhibitors for Alzheimer’s disease	57	420	314	891
Anti-viral inhibitors	—	4	—	37
TNF-family and oncology research	—	411	3	936
Other programs	911	1,213	2,293	$2,326
Total	$8,847	$14,777	$18,563	$21,393

Research and development expense decreased from $14.8 million for the three months ended June 30, 2005 to $8.8 million for the same period in 2006, due to (i) a $8.0 million expense related to the in-licensing of SNS-032 in April of 2005, (ii) a $363,000 reduction in expense related to the completion of the research phases of the BACE collaboration with Merck, and (iii) a $411,000 reduction in expense related to the TNF-family collaboration with Biogen Idec. The reduction of research and development expense was partially offset by (i) an $811,000 increase in expense related to the development of SNS-032, (ii) a $866,000 increase in expense related to development of SNS-595, and (iii) a $1.9 million increase in expense related to other kinase inhibitors in various stages of discovery research.

Research and development expense decreased from $21.4 million for the six months ended June 30, 2005 to $18.6 million for the same period in 2006 due to (i) an $8 million non-cash license fee paid to BMS in April 2005 relating to SNS-032, (ii) a $577,000 reduction in expense related to the completion of the research phases of the BACE collaboration with Merck, and (iii) a $933,000 reduction in expense related to the completion of the TNF-family collaboration with Biogen Idec. These expense reductions were partially offset by (i) a $2.0 million non-cash milestone payment to BMS in March 2006 and a $1.3 million increase in expense related to running of a Phase I clinical trial with SNS-032, (ii) a $3.8 million increase in expense related to other kinase inhibitors as a result of an increase in headcount focused on the discovery of novel kinase inhibitors, and (iii) a $900,000 increase in expense related to the development of SNS-595.

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

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities, management, legal, including intellectual property management, and general administration and non-cash stock compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. General and administrative expense was $2.1 million and $3.2 million for the three months ended June 30, 2005 and 2006, respectively. This $1.1 million increase is primarily due to (i) a $252,000 increase in payroll and related expenses, including a $186,000 increase in stock compensation expense due to the adoption of FAS 123R this year, and (ii) a $406,000 increase in professional service expense, including expenses related to our intellectual property portfolio, and increased costs related to operating as a public company.  General and administrative expense increased from $4.0 million for the first six months of 2005 to $5.8 million for the same period in 2006. This $1.8 million increase is primarily due to (i) a $628,000 increase in payroll and related expenses, including a $417,000 increase in stock compensation expense, and (ii) a $539,000 increase in professional service expense, including expenses related to our intellectual property portfolio, and increased costs related to operating as a public company

As a public company, we operate in an increasingly demanding regulatory environment that requires us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Nasdaq National Market, including those related to expanded disclosures, accelerated reporting requirements and more complex accounting rules. We expect that our general and administrative expense will continue to increase in subsequent periods due to these requirements and to increasing personnel and infrastructure expenses as we advance our product candidates.

Interest Income.   Interest income increased from $190,000 and $396,000 for the three and six months ended June 30, 2005, respectively, to $958,000 and $1.5 million for the three and six months ended June 30, 2006, respectively, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities.

Interest Expense.   Interest expense increased from $110,000 for the three months ended June 30, 2005 to $162,000 for the same period in 2006. The $52,000 increase is due to $101,000 non-cash interest expense in 2006 relating to the issuance of warrants to lenders under a debt facility. Excluding this expense, interest expense decreased by $49,000 from the second quarter of 2005 to the same quarter of 2006. This decrease is due to lower outstanding debt and equipment financing obligations in 2006.

Interest expense increased from $217,000 for the six months ended June 30, 2005 to $388,000 for the same period in 2006.  The $171,000 increase is due to $251,000 in non-cash interest expense in the first six months of 2006 relating to the issuance of warrants to lenders under a debt facility.  Excluding the expense, interest expense decreased by $80,000 from the six months ended June 30, 2005 to the same period of 2006.  This decrease is due to lower outstanding debt obligations in 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $79.1 million and outstanding equipment financing and debt obligations of $2.0 million. In March 2006, we raised net proceeds of $43.7 million through a private placement of 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock. The purchase price for the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, research grants and debt financings.

Cash Flow

Net cash used in operating activities was $11.5 million for both the six months ended June 30, 2005 and 2006. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization, deferred revenue and stock compensation expense.  The six-month periods ended June 30, 2005 and 2006 included $8.0 million and $2.0 million non-cash payments to BMS, respectively.

Net cash provided by investing activities was $9.3 million and $12.2 million for the six months ended June 30, 2005 and June 30, 2006, respectively. The cash provided during the six months period ended June 30, 2005 was primarily related to the net maturities of $10.4 million of securities, partially offset by the purchase of property and equipment totaling $1.1 million. Net cash provided during the six month period ended June 30, 2006 was primarily related to the net maturities of $13.8 million of securities, partially offset by the purchase of property and equipment totaling $1.6 million. Our investing activities for these periods consisted primarily of the management of proceeds from our sales of common and preferred stock.

Net cash provided by financing activities was $762,000 and $43.9 million for the six months ended June 30, 2005 and 2006, respectively. Our financing activities for the 2005 period consisted primarily of $800,000 of borrowings from Biogen Idec, a related party.  Our financing activities for the first half of 2006 consisted primarily of the issuance of 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock for net proceeds of $43.7 million in a private placement which closed in March 2006 (“2006 PIPE Financing”).

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time. The credit facility was available through May 2005. In August 2005, we entered into a new $2.5 million credit facility with General Electric Capital Corporation. As of June 30, 2006, we had outstanding $2.0 million to finance equipment purchases and leasehold improvements under both credit facilities. The equipment loans are secured by the equipment financed. Outstanding borrowings bear interest at annual rates ranging from 7.4% to 10.6%, and are payable over 36 to 48 months. In connection with the original credit facility, in May 2003, we issued a warrant to purchase 1,582 shares of common stock at $9.10 per share, and in June 2004, a warrant to purchase 757 shares of common stock at $9.10 per share. The warrants expire in June 2013 and June 2014, respectively. In connection with the new credit facility in August 2005, we issued warrants to purchase up to 1,046 shares of common stock at $9.10 per share.

In December 2002, we executed a promissory note in favor of Biogen Idec for an aggregate principal amount of up to $4.0 million. Under the promissory note, we had a drawdown period of ten calendar quarters beginning on April 1, 2003 and ending on June 30, 2005. The principal and accrued interest of each draw are due five years from the date of advance of each draw and bear interest at 3.0% above LIBOR to be paid quarterly. As of June 30, 2005, we had drawn $4.0 million; however, the full $4.0 million was repaid with interest on September 30, 2005 with the proceeds from our IPO.

In August 2005, we entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which we could borrow up to $15.0 million. The full $15.0 million loan commitment was available until October 15, 2005; $10.0 million was available until January 31, 2006 and the remaining $5.0 million was available until May 31, 2006. This facility expired on May 31, 2006, and the Company had not drawn any amount under this facility. In conjunction with this transaction, we issued warrants to the lenders to purchase an aggregate of up to 164,830 shares of common stock at a price of $9.10 per share. We also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future.  We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with the proceeds from the IPO and the 2006 PIPE Financing and revenue generated from our collaborations, will be sufficient to fund our operations at least through April 2008. However, we will need to raise substantial additional funds to continue our operations and bring future products to market.  We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of any of our product candidates currently in development, should they succeed.  Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy.  Any such transaction would likely increase our funding needs in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters.  We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the proceeds from our IPO wherein we raised approximately $37.2 million and our 2006 PIPE Financing, wherein we raised net proceeds of $43.7 million.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline.  To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities.  For 2005 and the first six months of 2006, we maintained an investment portfolio primarily in money market funds and corporate commercial paper.  Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest risk arising from our investments.

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

We are encountering a delay in enrolling patients in our clinical trial of SNS-595 in patients with non-small cell lung cancer.

Patient enrollment depends on many factors, including, the size of the patient population, the nature and complexity of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial.  Our product candidates are focused in oncology, which can be a difficult patient population to recruit.  Without exception, oncology patients have failed treatment in first line treatment before enrolling in a study of an investigational product candidate.

We are encountering a delay in enrolling patients for our clinical trial of SNS-595 in patients with non-small cell lung cancer from our projected enrollment rates.  This may result in a delay in our projected timeline for development of SNS-595, and also may lead to increased costs in developing this product candidate for this indication.

Accounting pronouncements may affect our future financial position and results of operations.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123R”). As a result of adopting FAS 123R on January 1, 2006, the Company’s net loss for the quarter ended June 30, 2006 is $446,452 larger than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”(“APB 25”). Basic and diluted loss per share for the quarter ended June 30, 2006 are $0.15 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the six months ended June 30, 2006 are $0.52 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Future employee stock-based compensation expense is difficult to quantify as it is affected by our stock price, the number of stock-based awards our Board of Directors may grant, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

In our 2006 PIPE Financing during the quarter ended March 31, 2006, we sold an aggregate of 7,246,377 shares of common stock and warrants to purchase up to 2,173,914 additional shares of common stock to certain accredited investors for cash consideration in the aggregate amount of approximately $45.3 million. The purchase price of the common stock and the exercise price for the warrants is $6.21 per share.  Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the 2006 PIPE Financing by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering.  All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act.  We claimed such exemption on the basis that each investor represented that (a) it is an accredited investor (as defined under the Securities Act of 1933, as amended), (b) it is acquiring the securities for investment only and not with a view to the distribution thereof, and (c) it either received adequate information about the Company or had access to such information.  Appropriate legends were affixed to the warrants and the certificates representing the shares of common stock.  The shares sold in the 2006 PIPE Financing have subsequently been registered on a registration statement on Form S-1 (Reg. No. 333-133387) which was declared effective by the SEC on May 10, 2006.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 19, 2006, our stockholders voted upon one matter. A description of such matter and a tabulation of the votes therefor follow:

1.           Proposal to elect two directors, each to serve until the 2009 Annual Meeting of Stockholders and until his resignation or removal or his successor is duly elected and qualified:

Nominee	For	Withheld
Stephen P.A. Fodor, Ph.D.	17,693,269	49,270
James W. Young, Ph.D.	17,689,509	53,030

Anthony B. Evnin, Ph.D., Matthew K. Fust, Steven D. Goldby, Jonathan S. Leff, Daniel N. Swisher, Jr. and James A. Wells, Ph.D. also continued as directors after the Annual Meeting.  Russell C. Hirsch, M.D., Ph.D. tendered his resignation from our Board of Directors and all committees thereof on June 21, 2006.  On June 28, 2006, we appointed David C. Stump, M.D., and Homer L. Pearce, Ph.D. to our Board of Directors.

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

Date: August 11, 2006

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