Form 10-Q
period 2006-09-30
SUNESIS PHARMACEUTICALS INC
filed 2006-11-09
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The Registrant had 29,362,640 shares of Common Stock, $0.0001 par value per share, outstanding as of October 31, 2006.

Sunesis Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUNESIS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$27,678,348	$17,704,465
Marketable securities	43,551,833	30,629,061
Prepaids and other current assets	1,561,514	2,068,195
Total current assets	72,791,695	50,401,721

Property and equipment, net	4,790,452	4,006,527
Deposits and other assets	300,000	300,000
Total assets	$77,882,147	$54,708,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,201,320	$2,044,571
Accrued compensation	2,144,576	2,067,769
Other accrued liabilities	1,513,577	1,277,595
Current portion of deferred revenue	2,489,645	3,787,453
Current portion of equipment financing	849,309	1,067,520
Total current liabilities	9,198,427	10,244,908

Non current portion of deferred revenue	1,580,658	3,319,765
Non current portion of equipment financing	898,524	1,306,027
Deferred rent and other non-current liabilities	1,450,991	1,371,346

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,358,548 and 21,514,007 shares issued and 29,358,548 and 21,511,126 shares outstanding at September 30, 2006 and December 31, 2005	2,936	2,151
Additional paid-in capital	297,190,837	249,689,714
Deferred stock compensation	(1,225,223)	(2,162,688)
Accumulated other comprehensive income (loss)	158	(55,073)
Accumulated deficit	(231,215,161)	(209,007,902)
Total stockholders’ equity	64,753,547	38,466,202

Total liabilities and stockholders’ equity	$77,882,147	$54,708,248

Note 1:
The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$237,046	$1,685,537	$6,124,418	$5,028,923
Collaboration revenue from related party	1,712,045	1,637,499	5,591,890	6,880,943
Grant and fellowship revenue	—	21,942	37,901	89,347
Total revenues	1,949,091	3,344,978	11,754,209	11,999,213

Operating expenses:
Research and development	8,583,298	6,870,942	27,146,773	28,263,850
General and administrative	3,047,583	2,067,215	8,882,784	6,056,145
Total operating expenses	11,630,881	8,938,157	36,029,557	34,319,995

Loss from operations	(9,681,790)	(5,593,179)	(24,275,348)	(22,320,782)

Interest income	992,261	178,515	2,495,965	574,204
Interest expense	(45,970)	(229,450)	(433,625)	(445,975)
Other income, net	1,856	2,094	5,749	8,300
Loss	(8,733,643)	(5,642,020)	(22,207,259)	(22,184,253)
Convertible preferred stock deemed dividends	-	(88,092,302)	-	(88,092,302)
Loss applicable to common stockholders	$(8,733,643)	$(93,734,322)	$(22,207,259)	$(110,276,555)

Basic and diluted loss per share	$(0.30)	$(44.57)	$(0.82)	$(67.58)

Shares used in computing basic and diluted loss per share	29,333,909	2,103,296	27,209,536	1,631,700

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Loss	$(22,207,259)	$(22,184,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,174,805	1,278,527
Stock compensation expense	2,062,722	930,066
Non-cash research and development expense	1,999,999	8,000,000
Changes in operating assets and liabilities:
Prepaids and other current assets	506,681	(631,678)
Notes and interest receivable from officers and employees	—	249,070
Accounts payable	156,749	602,389
Accrued compensation	76,807	(8,031)
Other accrued liabilities	235,982	608,823
Deferred rent and other non-current liabilities	79,645	139,652
Deferred revenue	(3,036,915)	(4,495,979)
Net cash used in operating activities	(18,950,784)	(15,511,414)

Cash flows from investing activities
Purchases of property and equipment, net	(1,958,730)	(1,273,170)
Purchases of marketable securities	(38,515,497)	(9,980,838)
Maturities of marketable securities	25,647,956	29,467,435
Proceeds from sale of property and equipment	—	1,365
Net cash (used in) provided by investing activities	(14,826,271)	18,214,792

Cash flows from financing activities
Proceeds from borrowings under debt facility with related party	—	800,000
Proceeds from borrowings under note payable and equipment financing	238,568	1,054,079
Payments on note payable and equipment loans	(864,282)	(5,094,011)
Proceeds from issuance of common stock and exercise of options, net of repurchases	44,376,652	38,161,997
Net cash provided by financing activities	43,750,938	34,922,065

Net increase in cash and cash equivalents	9,973,883	37,625,443
Cash and cash equivalents at beginning of period	17,704,465	7,587,512
Cash and cash equivalents at end of period	$27,678,348	$45,212,955

Supplemental disclosure of cash flow information
Interest paid	$181,832	$445,975
Non-cash activities:
Conversion of convertible preferred stock to common stock upon initial public offering	—	$116,812,619
Deferred stock-based compensation	—	$393,708
Issuance of warrants for financing arrangement	—	$503,300
Stock dividend payable to preferred stockholders	—	$88,092,302
Reversal of deferred stock-based compensation	($ 388,836)	—
Issuance of common stock for in-licensing agreement	$1,999,999	$8,000,000

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

Sunesis, Tethering® and , the Company’s logo, are registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

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

Loss Per Share

Basic loss per share is calculated by dividing the loss by the weighted-average number of common shares outstanding for the period, less the weighted average unvested common shares subject to repurchase. Diluted loss per share is computed by dividing the loss by the weighted-average number of common shares outstanding, less the weighted average unvested common shares outstanding which are subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purpose of this calculation, preferred stock, options to purchase stock, and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,			Nine months ended September 30,
	2006	2005		2006	2005
Historical
Numerator:
Loss applicable to common stockholders	$(8,733,643)		$(93,734,322)	$(22,207,259)	$(110,276,555)

Denominator:
Weighted-average common shares outstanding	29,333,909		2,104,590	27,209,536	1,648,298
Less: Weighted-average unvested common shares subject to repurchase	—		(1,294)	—	(16,598)
Denominator for basic and diluted loss per share applicable to common stockholders	29,333,909		2,103,296	27,209,536	1,631,700
Basic and diluted loss per share applicable to common stockholders	$(0.30)	$	(44.57)	$(0.82)	$(67.58)

Outstanding securities not included in diluted loss per share calculation:

Options to purchase common stock	3,149,677		1,707,864	3,149,677	1,707,864
Warrants	2,693,237		526,373	2,693,237	526,373
	5,842,914		2,234,237	5,842,914	2,234,237

Comprehensive Loss

Comprehensive loss is comprised of loss and other comprehensive income (loss). The Company includes in other comprehensive income (loss) unrealized gains and losses on available-for-sale securities. Comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Loss	$(8,733,643)	$(5,642,020)	$(22,207,259)	$(22,184,253)

Change in unrealized gain on available-for-sale securities	12,128	21,891	55,231	39,526
Comprehensive loss	$(8,721,515)	$(5,620,129)	$(22,152,028)	$(22,144,727)

Accumulated other comprehensive income (loss) consists of the following:

	September 30,	December 31,
	2006	2005
Unrealized holding gain (loss) on available-for-sale securities and marketable securities	$158	$(55,073)

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

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using the modified prospective transition method for awards granted on or after December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) in connection with its IPO. The prospective transition method has been applied to options granted prior to December 23, 2004. Under the modified prospective transition method, compensation cost recognized during the three and nine months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted subsequent to the initial filing of the Company’s Form S-1 on December 23, 2004, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as defined below) and amortized on a straight-line basis over the options’ vesting period; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R amortized on a straight-line basis over the options’ vesting period. Under the prospective transition method, options granted prior to the initial filing of the Company’s Form S-1 will continue to be accounted for in accordance with APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which were the accounting principles originally applied to those awards.

The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the Condensed Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company intends to review its forfeiture estimates on a quarterly basis. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company’s Condensed Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

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

Share-Based Compensation Information under FAS 123R

The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 and September 30, 2005 was $3.87 and $12.21 per share, respectively, using the Black-Scholes model with the following assumptions (annualized percentages):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Volatility	80.00%	80.00%	80.00%	80.00%
Risk-free interest rate	4.75%	3.9%	4.89%	3.80%
Dividend yield	none	none	none	none
Annual forfeiture rate	5.26%	none	5.26%	none
Expected term (years)	5.00	5.00	5.00	5.00

The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2006 and September 30, 2005 was $3.31 and $11.94 per share, respectively. The Company recorded $114,685 and $138,791, respectively, in share-based compensation expense during the three and nine months ended September 30, 2006 related to share-based awards granted during the first nine months of 2006.

The weighted average estimated fair value of purchase rights under our Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2006 was $2.58 and $2.82 per share using the Black-Scholes model with the following assumptions:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Volatility	80.00%	80.00%
Risk-free interest rate	4.36% - 5.06%	3.90% - 5.06%
Dividend yield	none	none
Annual forfeiture rate	5.26%	5.26%
Expected term (years)	0.50 - 1.00	0.50 - 1.00

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its mature peer group in the same industry. The expected term of the employees’ purchase rights is equal to the purchase period. The assumption for volatility has not changed due to the adoption of FAS 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The post-vesting forfeiture rate is derived from the Company’s historical option cancellation information.

As a result of adopting FAS 123R on January 1, 2006, the Company’s loss for the three and nine months ended September 30, 2006 is $472,581 and $1,300,335 larger, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended September 30, 2006 are $0.30 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the nine months ended September 30, 2006 are $0.82 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Stock Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock compensation is being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock compensation of $182,056 and $548,631, respectively, in the three and nine months ended September 30, 2006 under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $304,820 was reversed as of January 1, 2006 due to the adoption of FAS 123R.

As of September 30, 2006, the expected future amortization expense for deferred stock compensation during each of the following periods is as follows:

Year ending December 31,
2006 remaining period	$176,801
2007	707,204
2008	341,218
Total amount to be amortized	$1,225,223

Total Share-based Compensation Expense

Employee stock-based compensation expense recognized in the first nine months of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to all of the Company’s share-based awards, including, stock options granted prior to the Company’s IPO which continue to be accounted for under APB 25, is as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Research and development	$289,588	$898,507
General and administrative	396,408	1,067,036
Share-based compensation expense before taxes	685,996	1,965,543
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$685,996	$1,965,543

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended. The following table illustrates the effect on net loss and loss per common share for the three and nine months ended September 30, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes. For stock options accounted for under the prospective transition method consisting of those options granted prior to the initial filing of the Company’s Form S-1, no pro forma disclosures have been provided.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Loss, as reported	$(93,734,322)	$(110,276,555)
Add: employee stock compensation expense based on the intrinsic value method	258,765	717,022
Deduct: total employee stock-based compensation expense determined under the fair value method for all awards	(485,402)	(1,248,969)
Pro forma loss	$(93,960,959)	$(110,808,502)

Loss per share:
Basic and diluted, as reported	$(44.57)	$(67.58)
Basic and diluted, pro forma	$(44.67)	$(67.91)

2. License Agreements

Dainippon Sumitomo Pharma

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“Dainippon”) to acquire exclusive worldwide development and marketing rights for Dainippon’s anti-cancer compound, referred to as SNS-595.

Under the terms of the agreement, the Company made a non-refundable payment of $700,000, which was included in research and development expense in 2003. In addition to this payment, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of SNS-595 for cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market SNS-595. In December 2005, the Company accrued a $500,000 milestone payment upon commencement of Phase II clinical trials as research and development expense and this milestone payment was made in February 2006.

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

3. Collaborative Research Agreements

Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In May 2002, the Company entered into a research collaboration to discover small molecule inhibitors of Cathepsin S with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“J&J PRD”). The Company applies its proprietary Tethering® technology to discover novel inhibitors of Cathepsin S in this collaboration.

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

Biogen Idec, Inc.

In December 2002, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover oral therapeutics. The collaboration applies the Company’s proprietary Tethering® technology to generate small molecule leads to selected TNF-family cytokines involved in immune and inflammatory disease and two additional un-named targets.

During the initial phase of the collaboration, both companies contributed scientists and discovery resources to the collaboration at their own cost. Under an exclusive, worldwide license to compounds resulting from these efforts, Biogen Idec has the right to develop, manufacture, and commercialize compounds discovered under the collaboration.

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $3.0 million which was being recognized as revenue over the 30-month term of the agreement and the one-year option period. In addition, the Company started receiving quarterly maintenance fees of $357,500 commencing April 1, 2004, and the Company may in the future receive research and development milestones of up to $60.5 million and royalty payments based on total annual future product sales. In certain circumstances, such as the cessation of the development of particular compounds, milestone payments received may be credited against future milestone payments with respect to compounds directed to the same target as the discontinued compound. As such, the Company recognizes the milestones received as revenue ratably over the remaining term of the agreement. On June 18, 2005, the one-year option was not exercised by Biogen Idec and the research term of the agreement was completed. Accordingly, the remaining deferred revenue of $824,872 was recognized in the second quarter of 2005.

On August 27, 2004, the Company entered into the second research collaboration with Biogen Idec to discover and develop small molecules targeting kinases, a family of cell signaling enzymes that play a role in the progression of cancer. The Company applies its proprietary Tethering® technology to generate novel, small molecule leads that inhibit the oncology kinase targets that are covered by this collaboration.

One of the kinase targets in the collaboration is Raf, and the Company’s Raf program was folded into the collaboration. Under the terms of the agreement, the Company received a $7.0 million upfront, non-refundable and non-creditable technology access fee, which is being recognized as revenue over an initial four-year research term. In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec will pay the Company an additional technology access fee specified in the agreement. In addition, the Company will receive quarterly research funding of $1.2 million to be paid in advance to support some of its scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration.

Concurrent with the signing of the agreement in 2004, Biogen Idec made a $14.0 million equity investment and purchased shares of the Company’s Series C-2 preferred stock.

In May 2006, the Company received a milestone payment of $500,000 from Biogen Idec for the discovery of novel inhibitors of an oncology kinase target and this amount was recognized as revenue in the second quarter of 2006.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”) entered into a research collaboration to identify and optimize inhibitors of BACE, an Alzheimer’s disease target. This collaboration had an initial three-year research term and both parties agreed to dedicate the resource funding provided in the research plan. Merck elected not to exercise its option to extend the research term for an additional one-year period, and the research term of this collaboration ended in February 2006. However, the Company will retain the right to earn milestone payments and royalties on any compound that results from the collaboration.

On July 22, 2004, the Company and Merck entered into a multi-year research collaboration to discover novel oral drugs for the treatment of viral infections. The Company provided Merck with a series of small molecule compounds targeting viral infections. These compounds were derived from Tethering®. Merck will be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies. Merck will pay annual license fees for the Company’s consulting services and ongoing access to Tethering® as a means of identifying additional compounds for the treatment of viral infections.

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

In June 2006, the Company received two milestone payments totaling $4.25 million from Merck for the achievement of preclinical milestones and this amount was recognized as revenue in the second quarter of 2006.

In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
J&J PRD	$—	$357,569	$—	$1,059,991

Merck	237,046	1,327,968	6,124,418	3,968,932
	237,046	1,685,537	6,124,418	5,028,923
Biogen Idec-related party	1,712,045	1,637,499	5,591,890	6,880,943
Total collaboration revenue	$1,949,091	$3,323,036	$11,716,308	$11,909,866

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

The fair value of the warrants issued is $498,438, as determined using the Black-Scholes model, and were being accounted for as prepaid interest and expensed on a straight-line basis through May 31, 2006.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. As of September 30, 2006, management is not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (“2005 Plan”). The Company initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s predecessor plans that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of September 30, 2006, 1,537,473 shares have been granted under the 2005 Plan.

The number of shares of common stock reserved under the 2005 Plan will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the 2005 Plan was increased by 860,445 shares according to this provision and based on Board approval. The total shares available for future grants under this 2005 Plan as of September 30, 2006 was 1,197,140. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock per calendar year pursuant to awards under the 2005 Plan.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (“2006 Plan”), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders. An aggregate of up to 200,000 shares of common stock may be issued pursuant to awards under the 2006 Plan. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of September 30, 2006, 100,000 shares have been granted under the 2006 Plan.

A summary of stock option transactions for all stock option plans follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,994,701	$3.92
Options granted	341,400	$5.75
Options exercised	(98,928)	$2.50
Options canceled/forfeited/expired	(87,496)	$4.87

Balance at September 30, 2006	3,149,677	$4.14	7.81	$3,763
Exercisable at September 30, 2006	1,587,448	$3.20	6.62	$3,213

The following table summarizes outstanding and exercisable options as of September 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of September 30, 2006	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of September 30, 2006	Weighted Average Exercise Price

$ 0.43- $ 1.28	25,882	2.96	$0.82	25,882	$0.82
$ 2.55	1,413,291	6.18	$2.55	1,217,184	$2.55
$ 3.19 - $ 5.16	218,609	9.36	$4.59	32,058	$3.59
$ 5.25	1,208,096	9.16	$5.25	252,606	$5.25
$ 5.82 - $ 6.01	66,000	9.71	$6.00	15,000	$6.01
$ 6.21	60,000	9.74	$6.21	—	$—
$ 6.35	24,400	9.67	$6.35	—	$—
$ 6.40	23,900	9.58	$6.40	—	$—
$ 7.15	22,400	9.50	$7.15	—	$—
$ 9.56	87,099	8.69	$9.56	44,718	$9.56
$ 0.43 - $ 9.56	3,149,677	7.81	$4.14	1,587,448	$3.20

The Company’s determination of the fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three and nine months ended September 30, 2006 was approximately $407,000 and $1,309,000, respectively. The estimated fair value of shares vested during the third quarter and the first nine months of 2006 was $419,000 and $1,373,000, respectively, and was zero for both the third quarter and the first nine months of 2005. At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $5.9 million and the cost is expected to be recognized over a weighted average period of 2.36 years. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $96,000 and $300,000, respectively. The Company recorded cash received from the exercise of stock options of $97,000 and $247,000, respectively during the three and nine months ended September 30, 2006. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three and nine months ended September 30, 2006.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of September 30, 2006, 88,777 shares have been issued under the ESPP.

The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the ESPP was increased by 107,556 shares according to this provision and based on Board approval. At September 30, 2006, the total shares reserved for future issuance under the ESPP was 221,720. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 of shares of common stock per calendar year pursuant to awards under the ESPP. No one may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three and nine months ended September 30, 2006 was approximately $73,000 and $295,000, respectively.

The following is a summary of outstanding options for the current offering period based upon the estimated contribution for two consecutive purchase periods:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Vested and expected to vest at September 30, 2006	59,019	$4.66	0.20	$28

7. Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and 2005 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc.

Business Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel, small molecule therapeutics for oncology and other unmet medical needs. We have developed a proprietary fragment-based drug discovery approach, called “Tethering®,” that we combine with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics. We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics. We are advancing our product candidates through in-house research and clinical development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies. Since 2002, we have focused on developing novel, small molecule drugs mainly to treat cancer and other unmet medical needs.

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase II clinical trial in small cell lung cancer, one Phase II clinical trial in non-small cell lung cancer and a Phase I clinical trial in acute leukemias. We plan to initiate a Phase II trial in patients with ovarian cancer by the end of 2006. We in-licensed this compound from Dainippon in October 2003. Our second most advanced product candidate, SNS-032, is a CDK inhibitor. We are currently conducting a Phase I/II clinical trial with SNS-032 in patients with advanced solid tumors. We plan to initiate a Phase I trial in patients with advanced B-lymphoid malignancies in early 2007. We in-licensed this compound from BMS in April 2005. We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer, and we expect to file an investigational new drug application (“IND”) in early 2007. We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

As of October 31, 2006, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. These alliances have been designed to enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline. As of September 30, 2006, we had received an aggregate of approximately $76.0 million in cash in the form of stock purchase proceeds, fees and loans from our collaboration partners.

Since our inception, we have generated significant losses. As of September 30, 2006, we had an accumulated deficit of $231.2 million, including an $88.1 million deemed dividend recorded as of September 30, 2005 in connection with the closing of our IPO and the conversion of preferred stock to common stock. We expect our net losses to increase primarily due to our anticipated clinical trial activities.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three and nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of our estimates related to the recording of expenses for share-based payments.

Share-Based Payments

We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. The benefits provided under these plans are share-based payments subject to the provisions of FAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application to awards granted on or after December 23, 2004, the date on which we filed our initial registration statement on Form S-1 with the SEC in connection with our IPO. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. The prospective transition method has been applied to options granted prior to December 23, 2004. Under the prospective transition method, options granted prior to the initial filing of our Form S-1 will continue to be accounted for in accordance with APB 25 and FIN 44 which were the accounting principles originally applied to those awards.

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

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2005

Revenue. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue and grant and fellowship revenue.

Collaboration Revenue.   We generate revenue primarily through our collaborations. We currently have four ongoing research-based collaborations. These collaborations include a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue for the three and nine months ended September 30, 2006 and 2005 from each of our collaboration partners.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
J&J PRD	$-	$358	$-	$1,060
Merck	237	1,328	6,124	3,969
	237	1,686	6,124	5,029
Biogen Idec-related party	1,712	1,637	5,592	6,881
Total collaboration revenue	$1,949	$3,323	$11,716	$11,910

Collaboration revenue decreased from $3.3 million for the three months ended September 30, 2005 to $1.9 million for the same period in 2006, primarily due to a decrease in collaboration revenue from J&J PRD and Merck resulting from the termination of the research phase of the Cathepsin S collaboration and the BACE collaboration, in December 2005 and February 2006, respectively. Collaboration revenue decreased from $11.9 million for the first nine months of 2005 to $11.7 million for the same period in 2006 due to a decrease in collaboration revenue from J&J PRD and Biogen Idec due to the completion of the research phase of the collaboration with J&J PRD and the termination of the TNF-family collaboration with Biogen Idec, partially offset by an increase in collaboration revenue from Merck primarily related to the receipt of a $4.25 million milestone payment in June 2006. We expect that revenue from reimbursed research services will decrease for 2006 compared to prior years due to the completion of the research phases of the Cathepsin S collaboration and the BACE collaboration. Though the research phase of these collaborations has been completed, we will continue to be eligible to earn milestone payments and royalties on any compound that result from the collaborations.

Grant and Fellowship Revenue.   Grant and fellowship revenue is recognized as we perform services under the applicable grant. As of September 30, 2006, we had been awarded $5.4 million, and had recognized as revenue $3.2 million, in federal grants under the Small Business Innovation Research (“SBIR”) program. In addition, we have recognized revenue from other grants and fellowships. We do not plan to perform any additional work under our SBIR grants in the foreseeable future.

Research and Development Expense. Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred to discover and develop novel, small molecule therapeutics, including Phase I and Phase II clinical trial costs for SNS-595, Phase I and Phase I/II clinical trial costs for SNS-032, to develop our proprietary fragment-based Tethering® drug discovery approach, to develop in-house research and preclinical study capabilities, to discover and advance product candidates toward clinical trials, and to in-license compounds. We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense for the three and nine months ended September 30, 2006 and 2005 for our product candidate programs:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
SNS-595	$2,217	$1,558	$6,117	$4,570
SNS-032	961	676	4,420	8,939
SNS-314	1,297	1,819	3,880	5,224
Raf kinase inhibitors	387	357	1,115	1,161
Other kinase inhibitors	2,866	1,498	8,142	4,133
Cathepsin S inhibitors	-	233	7	554
BACE inhibitors for Alzheimer’s disease	1	399	315	1,290
Anti-viral inhibitors	-	-	-	37
TNF-family and oncology research	-	14	3	950
Other programs	854	317	3,148	1,406
Total	$8,583	$6,871	$27,147	$28,264

Research and development expense increased from $6.9 million for the three months ended September 30, 2005 to $8.6 million for the same period in 2006, due to (i) a $1.4 million increase in spending on undisclosed kinase inhibitors in our discovery pipeline, (ii) a $944,000 increase in spending on our clinical stage programs SNS-595 and SNS-032, and (iii) a $537,000 increase in spending on other discovery programs including the expansion of our monophore library used for Tethering® experiments. These increases were partially offset by (i) a $522,000 decreased expense for our SNS-314 program due to the completion of the medicinal chemistry work on this program in 2005, and (ii) a $398,000 reduction in expense related to the completion of the research phases of the BACE collaboration with Merck.

Research and development expense decreased from $28.3 million for the nine months ended September 30, 2005 to $27.1 million for the same period in 2006 due to (i) a $8.0 million non-cash license fee paid to BMS in April 2005, (ii) a $1.3 million reduction in expense for SNS-314, (iii) a $975,000 reduction in expense related to the completion of the research phases of the BACE collaboration with Merck, and (iv) a $947,000 reduction in expense related to the completion of the TNF-family collaboration with Biogen Idec. These expense reductions were partially offset by (i) a $2.0 million non-cash milestone payment to BMS in March 2006 and a $1.5 million increase in expense related to running of a Phase I/ II clinical trial with SNS-032, (ii) a $4.0 million increase in expense related to other kinase inhibitors as a result of an increase in headcount focused on the discovery of novel kinase inhibitors, and (iii) a $1.5 million increase in expense related to the development of SNS-595.

We expect to incur a significant increase in research and development expense over the next several years, only a portion of which we expect to be funded by our collaboration partners. As SNS-595 and SNS-032 progress through the clinical development stage and we bring additional product candidates, such as SNS-314, into clinical trials, our spending will further increase. In addition, under our August 2004 collaboration with Biogen Idec, we have an option to co-fund a portion of the development costs of product candidates for up to two targets that may result from this collaboration. Our decision to exercise this option would materially increase our research and development expense.

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities, management, legal, including intellectual property management, and general administration and non-cash stock compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. General and administrative expense was $2.1 million and $3.0 million for the three months ended September 30, 2005 and 2006, respectively. This $980,000 increase is due to (i) a $278,000 increase in payroll and related expenses, including a $168,000 increase in non-cash stock-based compensation expense due to our adoption of FAS 123R in 2006, and (ii) a $343,000 increase in professional service expense, including expenses related to our intellectual property portfolio, and increased costs related to operating as a public company. General and administrative expense increased from $6.1 million for the first nine months of 2005 to $8.9 million for the same period in 2006. This $2.8 million increase is primarily due to (i) a $907,000 increase in payroll and related expenses, including a $585,000 increase in non-cash stock-based compensation expense, (ii) a $883,000 increase in professional service expense, including expenses related to our intellectual property portfolio, and increased costs related to operating as a public company.

As a public company, we operate in an increasingly demanding regulatory environment that requires us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Nasdaq Global Market, including those related to expanded disclosures, accelerated reporting requirements and more complex accounting rules. We expect that our general and administrative expense will continue to increase in subsequent periods due to these requirements and to increasing personnel and infrastructure expenses as we advance our product candidates.

Interest Income.   Interest income increased from $179,000 and $574,000 for the three and nine months ended September 30, 2005, respectively, to $992,000 and $2.5 million for the three and nine months ended September 30, 2006, respectively, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities.

Interest Expense.   Interest expense decreased from $229,000 for the three months ended September 30, 2005 to $46,000 for the same period in 2006 due to lower outstanding debt obligations in 2006. Interest expense decreased from $446,000 for the nine months ended September 30, 2005 to $434,000 for the same period in 2006 due to lower outstanding debt obligations in 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $71.2 million and outstanding equipment financing and debt obligations of $1.7 million. In March 2006, we raised net proceeds of $43.7 million through a private placement of 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock (“2006 PIPE Financing”). The purchase price for the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. The SEC issued an order declaring the registration statement for the 2006 PIPE Financing effective on May 10, 2006. Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, research grants and debt financings.

Cash Flow

Net cash used in operating activities was $15.5 million and $19.0 million for the nine months ended September 30, 2005 and 2006, respectively. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization, deferred revenue and stock compensation expense. The nine-month periods ended September 30, 2005 and 2006 included $8.0 million and $2.0 million of non-cash payments to BMS, respectively.

Net cash provided by investing activities was $18.2 million for the nine months ended September 30, 2005 and net cash used by investing activities was $14.8 million for the nine months ended September 30, 2006 . The cash provided during the nine months ended September 30, 2005 was primarily attributable to the net maturities of $19.5 million of securities, partially offset by the purchase of property and equipment totaling $1.3 million. Net cash used during the nine months ended September 30, 2006 was related to the net purchase of $12.9 million of securities, and the purchase of property and equipment of $1.9 million. Our investing activities for these periods consisted primarily of the management of proceeds from our sales of common and preferred stock.

Net cash provided by financing activities was $34.9 million and $43.8 million for the nine months ended September 30, 2005 and 2006, respectively. Our financing activities for the 2005 period consisted primarily of the IPO in September 2005 and the repayment of borrowings from Biogen Idec, a related party, also in September 2005. Our financing activities through the third quarter of 2006 have consisted primarily of the 2006 PIPE Financing pursuant to which we issued 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock for net proceeds of $43.7 million in a private placement which closed in March 2006.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time. The credit facility was available through May 2005. In August 2005, we entered into a new $2.5 million credit facility with General Electric Capital Corporation. As of September 30, 2006, we had outstanding $1.7 million to finance equipment purchases and leasehold improvements under both credit facilities. The equipment loans are secured by the equipment financed. Outstanding borrowings bear interest at annual rates ranging from 7.4% to 10.6%, and are payable over 36 to 48 months. In connection with the original credit facility, in May 2003, we issued a warrant to purchase 1,582 shares of common stock at $9.10 per share, and in June 2004, a warrant to purchase 757 shares of common stock at $9.10 per share. The warrants expire in June 2013 and June 2014, respectively. In connection with the new credit facility in August 2005, we issued warrants to purchase up 1,046 shares of common stock at $9.10 per share.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. For 2005 and the first nine months of 2006, we maintained an investment portfolio primarily in money market funds and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest risk arising from our investments.

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

Patient enrollment depends on many factors, including, the size of the patient population, the nature and complexity of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Our product candidates are focused in oncology, which can be a difficult patient population to recruit. Without exception, oncology patients have failed treatment in first and second line treatment before enrolling in a study of an investigations product candidate.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123R”). As a result of adopting FAS 123R on January 1, 2006, the Company’s loss for the three and nine months ended September 30, 2006 is $472,581 and $1,300,335 larger, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended September 30, 2006 are $0.30 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the nine months ended September 30, 2006 are $0.82 and $0.05 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

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

Item 5. Other Information

On September 13, 2006, our Board of Directors approved a change of date for the determination of the fair market value for equity compensation grants issued to employees under the 2005 Equity Incentive Award Plan (“2005 Plan”), the 2006 Employment Commencement Incentive Plan (“2006 Plan”) and the Employee Stock Purchase Plan (“ESPP”)(collectively, the “Plans”). Previously, each of the Plans defined “Fair Market Value” as the closing sales price for our securities (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the date of determination, as reported in The Wall Street Journal or such other source deemed reliable. Going forward, the Plans are revised to change the definition of “Fair Market Value” to be the closing market price of the securities on the date of grant which date shall be the date of determination, as reported in The Wall Street Journal or such other source as deemed reliable.

Item 6. Exhibits

Exhibit Number	Description

10.3	2005 Equity Incentive Award Plan and Form of Stock Option Agreement.

10.4	Employee Stock Purchase Plan and Enrollment Form.

10.43	2006 Employment Incentive Commencement Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.

(Registrant)

By:	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Senior Vice President and Chief Financial Officer

Date: November 9, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.3	2005 Equity Incentive Award Plan and Form of Stock Option Agreement.

10.4	Employee Stock Purchase Plan and Enrollment Form.

10.43	2006 Employment Incentive Commencement Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.