Form 10-K
period 2006-12-31
SUNESIS PHARMACEUTICALS INC
filed 2007-03-15
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 000-51531

SUNESIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3295878
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

341 Oyster Point Boulevard
South San Francisco, California 94080
(Address of principal executive offices, including zip code)

(650) 266-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2. Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the last sale price for such stock on June 30, 2006, was $148,602,666.

The total number of shares outstanding of the Registrant’s common stock, $0.0001 par value per share, as of March 1, 2007, was 29,459,157.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included in this report, particularly in the “Risk Factors” section, important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, capital raising or in-licensing transactions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

ITEM 1.                BUSINESS

General

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel, small molecule therapeutics for use in oncology and other unmet medical needs. We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics. We are advancing our product candidates through in-house research and development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies. We believe the quality and breadth of our product candidate pipeline, platform technology, strategic collaborations and scientific team will enable us to become a fully integrated biopharmaceutical company with a diversified portfolio of novel therapeutics for major diseases.

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase 2 clinical trial in small cell lung cancer, one Phase 2 clinical trial in ovarian cancer, and one Phase 1 clinical trial in acute leukemias. In January 2007, we announced that we are terminating enrollment for our Phase 2 clinical trial in non-small cell lung cancer and progressing to the second stage in our Phase 2 clinical trial in small cell lung cancer. In 2007, we expect to initiate a Phase 1 clinical trial in acute leukemias in combination with cytarabine, and a Phase 2 clinical trial in acute myelogenous leukemia, or AML. We in-licensed SNS-595 from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in October 2003. Our second most advanced product candidate, SNS-032, is a cyclin-dependent kinase, or CDK, inhibitor. We are currently conducting a Phase 1 clinical trial with SNS-032 in patients with advanced solid tumors. We are also conducting a Phase 1 clinical trial in patients with advanced B-cell lymphoid malignancies. We in-licensed SNS-032 from Bristol-Myers Squibb, or BMS, in April 2005. We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer, and in February 2007, we filed an investigational new drug application, or IND, for this compound. We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

We have developed a proprietary method of discovering drugs in pieces, or fragments. We call this fragment-based discovery approach “Tethering®.”  Tethering® is a process whereby a target protein known to be involved in a disease process is engineered to facilitate the binding of small drug fragments. Once a small fragment is identified, the fragment is built out using the target protein’s surface as a template to make a new full-size therapeutic compound. We combine Tethering® with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics for major diseases. In addition to its use in our internal drug discovery efforts, Tethering® is the basis of our four ongoing strategic collaborations with Biogen Idec, Johnson & Johnson PRD and Merck. We believe that our strategic collaborations will enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline.

We were incorporated in Delaware in February 1998 as Mosaic Pharmaceuticals, Inc., and we subsequently changed our name to Sunesis Pharmaceuticals, Inc. Our offices are headquartered at 341 Oyster Point Boulevard, South San Francisco, California 94080, and our telephone number is (650) 266-3500. Our website address is www.sunesis.com. Information contained in, or accessible through, our website is not a part of this report. References in this report to “we,” “us,” “our,” “our company” or “Sunesis” refer to Sunesis Pharmaceuticals, Inc.

Sunesis, Tethering® and  , our logo are registered trademarks of our company. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Our Programs

SNS-595 Program

SNS-595 is a novel cell-cycle inhibitor that we believe represents a new class of anti-tumor drugs. The process of cell division is tightly regulated in order to control growth. In cancer, this cell regulation has been circumvented, and cancer cell proliferation is unrestrained. We believe that SNS-595 causes cancer cells to arrest during cell division and consequently, under programmed cell death or apoptosis. In preclinical studies, SNS-595 demonstrated broad anti-tumor activity.

Since 2004, we have conducted two Phase 1 clinical trials to evaluate doses and schedules of administration in patients with advanced solid tumors. In October 2005, we began a Phase 1 clinical trial in acute leukemias. In December 2005, we commenced a Phase 2 clinical trial in non-small cell lung cancer for which we recently announced that we are terminating enrollment. We also initiated a Phase 2 clinical trial in small cell lung cancer in March 2006 which we recently announced will progress to the second stage of the study. Lastly, in December 2006, we initiated a Phase 2 clinical trial in ovarian cancer. In addition, in 2007, we expect to initiate a Phase 1 clinical trial in acute leukemias in combination with cytarabine, and a Phase 2 clinical trial in AML. We obtained worldwide development and commercialization rights to SNS-595 from Dainippon through a license agreement in 2003.

SNS-032 Program

SNS-032 is a targeted inhibitor of certain cyclin-dependent kinases, including CDK2, CDK7 and CDK9. Kinases are enzymes critical in the communication and relay of signals to promote cell growth and function, and cyclin-dependent kinases relay signals in the cell cycle. SNS-032 is a novel targeted inhibitor of CDKs 2, 7 and 9, which are critical in the communication and relay of signals to promote cellular growth and function. CDK2 is involved in cellular proliferation by regulating the initiation of and progression through the DNA-synthesis phase of the cell cycle. CDK7 and CDK9 are involved in transcriptional regulation of certain proteins involved in cell survival. Inappropriate activity by these CDKs can lead to unregulated proliferation, avoidance of apoptosis and increased cell survival, all of which are hallmarks of cancer. By selectively targeting these CDKs, SNS-032 may halt both aberrant cell proliferation and induce apoptosis. In preclinical studies, SNS-032 has demonstrated broad anti-tumor activity in multiple mouse and human tumor models, including breast, ovarian, colorectal and skin cell cancers. BMS conducted three

Phase 1 dose-escalation clinical trials evaluating the safety and tolerability of SNS-032 at three different dosing regimens in approximately 135 patients with refractory solid tumors. In January 2006, we commenced a Phase 1 clinical trial with SNS-032. We designed this trial to evaluate the safety and tolerability of daily, repeated exposures to SNS-032 as a stand-alone therapy in patients with advanced solid tumors.  We expect to release results of this Phase 1 clinical trial in the first half of 2007. In March 2007, we commenced a Phase 1 clinical trial with SNS-032 in B-cell lymphoid malignancies. We obtained worldwide rights to develop and commercialize SNS-032 for diagnostic and therapeutic applications from BMS through a license agreement in April 2005.

SNS-314 Program

SNS-314 is a targeted inhibitor of the Aurora A, B and C kinases. Aurora kinases are key enzymes involved in cell growth and division and play an essential role in the abnormal growth and proliferation of tumor cells. The goal of this program is to develop novel Aurora kinase inhibitors that exhibit broad activity in tumors and do not cause significant peripheral nerve cell death, known as peripheral neuropathy. We filed an IND in February 2007 and expect to commence a Phase 1 clinical trial in the second quarter of 2007. We have retained worldwide rights to commercialize SNS-314.

Other Oncology Kinase Programs

We are applying Tethering® in several programs to discover and develop novel cancer therapeutics that inhibit other kinases.

Raf Kinase Inhibitors Program.   We are developing our Raf kinase inhibitors program in collaboration with Biogen Idec. We provided Raf kinase inhibitors to the collaboration and have jointly with Biogen Idec optimized these molecules to show oral antitumor activity in animal models. Raf kinase is an enzyme in the Ras pathway, a signaling pathway important to cell proliferation. The goal of this program is to develop Raf kinase inhibitors with improved pharmaceutical properties as compared to other Raf kinase inhibitors in development. We expect to select a compound for good laboratory practice, or GLP, preclinical development in late 2007.

Other Kinase Inhibitors Programs.   As part of our collaboration with Biogen Idec, we are applying Tethering® to discover novel small molecule leads that inhibit up to five additional oncology and immunology kinase targets. We and Biogen Idec are working together on the identification, optimization and development of inhibitor drugs for these kinases. We have an option to co-develop and co-promote the product candidates from two of the collaboration kinase targets, including Raf, developed through this program on a worldwide basis. We are also working on the identification and optimization of kinase inhibitor drugs outside of our collaboration with Biogen Idec.

Other Programs

Cathepsin S Inhibitors Program for Inflammatory Diseases.   In collaboration with Johnson & Johnson PRD, we applied Tethering® to discover small molecule inhibitors of Cathepsin S, an enzyme involved in the activation of T-cells. Inappropriate activation of T-cells may lead to some inflammatory diseases, such as asthma, rheumatoid arthritis, multiple sclerosis, psoriasis and Crohn’s disease. Although the research term of this collaboration ended in December 2005, our agreement with Johnson & Johnson PRD continues so long as a compound arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Several collaboration compounds continue to be evaluated in preclinical studies and are the subject of an active development project. Johnson & Johnson PRD holds worldwide rights to commercialize any drugs resulting from this program.

BACE Inhibitors for Alzheimer’s Disease.   We collaborated with Merck to identify and optimize inhibitors of BACE, an important enzyme target in Alzheimer’s disease. The research term of this collaboration ended in February 2006. Merck is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials, and collaboration compounds continue to be advanced in preclinical studies. Merck holds worldwide rights to commercialize any drugs resulting from this program.

Anti-Viral Inhibitors Program.   We are collaborating with Merck to identify novel small molecule inhibitors of an anti-viral target. We have licensed to Merck a series of small molecule compounds we derived from Tethering® that target a specific viral protein. Merck holds worldwide rights to commercialize any drugs resulting from this collaboration and is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials.

Anti-Cancer Program.   We collaborated with Biogen Idec to identify novel small molecule inhibitors of a non-kinase cancer target. We provided Biogen Idec with a series of small molecule compounds we derived from Tethering® that target a specific protein overexpressed in certain cancers, including breast and colorectal cancers. Biogen Idec holds worldwide rights to commercialize any drugs resulting from this collaboration and is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials.  This program is no longer being actively pursued by Biogen Idec.

LFA-1 Program.   We internally identified a series of small-molecule antagonists to the cell adhesion molecule LFA-1, an extracellular receptor found on white blood cells that mediates both migration and adhesion of the white blood cells to sites of inflammation as a part of the body’s immune response. LFA-1 antagonists have promise as therapeutic agents for immunological and inflammatory diseases including psoriasis, chronic dry eye, and multiple sclerosis. We discontinued development of our LFA-1 antagonist program in 2004 when we focused our research and development efforts in oncology. We licensed to SARcode worldwide rights to all of our LFA-1 patents and related know-how in March 2006.

Our Fragment-Based Drug Discovery Approach

We are applying Tethering® to discover and develop novel therapeutics for major diseases. Tethering® allows us to screen drug fragments based on binding properties, which enables us to potentially identify compounds that may not be discovered through conventional methods of drug discovery. We believe that this capability allows us to efficiently design product candidates that bind to sites or regions on a specific protein not readily accessed by other discovery methods. Tethering® is applicable to most proteins, and we have used Tethering® on over 15 different protein targets to date.

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

Manufacturing and Raw Materials

We outsource the manufacture of SNS-595 to third-party contract manufacturers. The active pharmaceutical ingredient, or API, of SNS-595 is manufactured by a single-source supplier through a

13-step convergent synthesis in which two intermediates are manufactured in a parallel process and then combined and deprotected in the final two steps. The API is then formulated and vials are filled and finished by two different third party manufacturers. The API is classified as a toxic substance, which limits the number of suppliers qualified to manufacture it. We have a sufficient supply of SNS-595 API to conduct our current and planned non-pivotal Phase 1 and Phase 2 clinical trials in North America. Our current inventory of SNS-595 finished product is suitable for use through the third quarter of 2009.  New lots of finished product will be manufactured and released as required to support our current and planned clinical activities.

We outsource the manufacture of SNS-032 to third-party contract manufacturers. As part of our agreement with BMS, we acquired enough of the API of SNS-032 for at least our Phase 1 clinical trial for SNS-032. Methods for preparing and testing SNS-032 API have been transferred to our API contract manufacturer, and we have released a Good Manufacturing Practice, or GMP, batch of SNS-032. Methods for preparing and testing the corresponding drug product, SNS-032 API, have also been transferred to our finished product manufacturer and we have released a clinical batch of SNS-032 API drug product which is now supporting our clinical trial. We have a sufficient supply of SNS-032 to conduct our current and planned Phase 1 and Phase 2 clinical trials. Our current inventory of SNS-032 finished product is suitable for use through at least the fourth quarter of 2007. New lots of finished product will be manufactured and released as required to support our current and planned clinical activities.

Methods for manufacturing and testing SNS-314 API have been transferred to our API contract manufacturer and we have manufactured and released a GMP batch of SNS-314. Methods for preparing and testing the corresponding drug product, SNS-314 API, have also been transferred to our finished product manufacturer and we have released a clinical batch of SNS-314 API which will be used to support our planned clinical trial.

License Agreements

Dainippon Sumitomo Pharma

In October 2003, we entered into a licensing agreement with Dainippon in which we obtained a worldwide, exclusive license, including the right to sublicense, to SNS-595 and related compounds.

In addition to upfront payments and milestone payments made as of December 31, 2006, the agreement provides to Dainippon future milestone payments of up to $8.0 million for starting Phase 3 clinical testing, and for filing new drug applications, or NDAs, and receiving regulatory approval in the United States, Europe and Japan for cancer treatment. In February 2006, we paid Dainippon a $500,000 milestone payment related to the commencement of our Phase 2 clinical trial in non-small cell lung cancer. If SNS-595 is approved for a non-cancer indication, additional milestone payments become payable to Dainippon.

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

Bristol-Myers Squibb Company

In April 2005, we entered into a license agreement with Bristol-Myers Squibb, or BMS, in which we obtained worldwide exclusive and non-exclusive diagnostic and therapeutic licenses, including rights to sublicense, to SNS-032 and any related compounds that are active against CDK-1, -2, -4, -7 and -9 and are covered by licensed intellectual property.

In April 2005, we paid BMS an $8.0 million upfront payment through the issuance of shares of our Series C-2 preferred stock which converted into 879,094 shares of common stock upon our initial public offering, or IPO, in September 2005. Under the terms of the agreement, we are obligated to make milestone payments to BMS of up to $29.0 million in cash and equity based on the successful development and approval for the first indication and formulation of SNS-032. Additional development and commercialization milestones could total up to $49.0 million in cash and equity totaling up to $78.0 million for beginning Phase 1, Phase 2 and Phase 3 clinical testing, and for filing NDAs and receiving regulatory approval in the United States, Europe and Japan as well as for achieving certain commercial milestones. Milestone payments are distributed among intravenous, or IV, and oral formulations and various cancer indications. We may, at our election, pay some of the initial milestone payments in equity or a mixture of cash and equity, rather than entirely in cash. Shares of our stock issued in connection with milestone payments will be valued at the average closing price of our common stock for a specified five-day period prior to issuance. In February 2006, as consideration for a $2.0 million milestone payment due pursuant to the license agreement for initiating a Phase 1 clinical trial, we issued an aggregate of 404,040 shares of our common stock to BMS.

The agreement also provides for royalty payments to BMS at rates that are based on total annual net sales. Royalty obligations under the agreement continue on a country-by-country basis until the later of (i) expiration of all patents that are owned by us or exclusively licensed to us (whether by BMS or a third party) that cover a licensed product, (ii) 10 years following the first commercial sale of a licensed product, or (iii) expiration of all applicable data exclusivity with respect to a licensed product. The U.S. composition of matter patent covering SNS-032 is due to expire on October 21, 2018, and most of its foreign counterparts are due to expire on December 7, 2020.

After completion of any Phase 2 clinical trial with SNS-032 or other licensed product under an IND, should we desire to sublicense our rights under the agreement, BMS will have the first right to negotiate with us for such sublicense. If we and BMS do not reach agreement within a designated period of time, then we are free to sublicense to any third party provided the financial terms are not less favorable than those offered to BMS. We cannot grant a sublicense to any third party before the completion of such Phase 2 clinical trial unless we receive BMS’ consent.

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

The University of California, San Francisco

In August 2005, and amended in April 2006, we entered into research and license agreements with the University of California, San Francisco, or UCSF, that allows UCSF a limited license to use Tethering® for academic purposes. UCSF intends to leverage Tethering® to identify novel, small molecule drug candidates. In return, we received an exclusive royalty-free license to any improvements to Tethering® or fragment libraries that emerge from UCSF’s research. In the event that any small molecules are discovered using Tethering®, we will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or any other drug target on which our company is currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was a founder of our company and is a member of our board of directors.

SARcode, Inc.

In March 2006, and amended in December 2006, the Company entered into a license agreement with SARcode, Inc., or SARcode, a privately-held biopharmaceutical company, that provides SARcode a license to our LFA-1 inhibitor program. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. We had previously discontinued our LFA-1 inhibitor program, which is outside of our strategic focus on discovering and developing novel small molecule therapeutics to treat cancer.

In conjunction with the license, in January 2007 we received a $250,000 license fee and a $250,000 note convertible into preferred stock in certain circumstances. Under the terms of the license agreement, SARcode received an exclusive, worldwide license to all of our LFA-1 patents and related know-how. In addition to cash and and convertible notes already received, we may in the future receive up to $1.0 million in license fees and convertible notes, $31.0 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

Strategic Collaborations

As of February 28, 2007, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. These alliances have been designed to enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline. Through our strategic collaborations, we are able to pursue more programs than we could fund on our own. As of December 31, 2006, we had received an aggregate of approximately $74.1 million in cash in the form of stock purchase proceeds and fees from our current and former collaboration partners, excluding Biogen Idec’s $5.0 million investment in our company through our IPO.

In forming each of our strategic collaborations, we have agreed for a certain period of time not to conduct certain research, independently or with any commercial third party, that is on the same target as that covered by the collaboration agreement. Some of our collaborations also significantly restrict our ability to utilize intellectual property derived from a collaboration for a purpose outside of the collaboration.

Biogen Idec (formerly Biogen, Inc.)—TNF Family and Oncology Research Collaboration

In December 2002, we entered into a collaboration with Biogen Idec to apply Tethering® to discover and develop small molecule modulators of up to four members of the TNF trimeric cytokine super-family plus up to two additional targets. The research phase of this collaboration ended in June 2005, and to our knowledge Biogen Idec has discontinued the development of all product candidates that were subject to this collaboration.

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

Biogen Idec—Kinase Research, Development and Commercialization Collaboration

In August 2004, we entered into a collaboration agreement with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets. The primary focus of the program is to discover small molecule inhibitors of kinases that play a role in oncology and immunology indications or in the regulation of the human immune system. During the research term, we and Biogen Idec agreed to work together exclusively to develop pharmaceutical compounds against collaboration targets with the exception that either party may collaborate with a third party on a Phase 2 clinical trial or later stage compound against a collaboration target. Our exclusivity obligation continues for an additional year after the end of the research term. We also agreed not to develop or commercialize any compound active against a collaboration target that is the subject of the agreement.

Pursuant to this agreement, we received a $7.0 million upfront technology access fee. In addition, Biogen Idec made a $14.0 million equity investment in our company. As of December 31, 2006, we had received payments totaling $33.5 million under this collaboration, including the $14.0 million equity investment. The initial research term is four years, and both parties agreed to dedicate the research personnel provided in the research plan with Biogen Idec increasing funding for research personnel in 2007. Biogen Idec has the option to extend the research term for up to two additional one-year periods upon payment of an additional technology access fee and a commitment to provide research funding. Biogen Idec agreed to bear all costs related to this program for all targets through at least the completion of Phase 1 clinical trials, after which we have the right to participate in the co-development and co-promotion of product candidates for up to two targets.

We granted Biogen Idec a worldwide non-exclusive license to our intellectual property relating to Tethering® with respect to specific collaboration targets and an exclusive license to our portion of the collaboration intellectual property for the commercialization of small molecule compounds that have a specified activity against collaboration kinases arising from the collaboration. Biogen Idec is required to pay up to $60.5 million in pre-commercialization milestones per target as well as royalty payments depending on product sales. Royalty payments may be increased if we exercise our option on co-development and co-promotion rights. Royalty rates payable to us will be reduced if Biogen Idec is required to license additional intellectual property related to Tethering® from one or more third parties in order to commercialize a collaboration product. Rights to collaboration products revert to us with a reverse royalty to Biogen Idec if Biogen Idec fails to use commercially reasonable and diligent efforts during development and commercialization of co-funded products. If we do not exercise our co-funding option for a product directed at a target selected for further collaborative work, then Biogen Idec may pursue such target on its own. We also have a non-exclusive license, with the right to obtain an exclusive license, from Biogen Idec under joint collaboration intellectual property to develop and commercialize products against other kinase targets. We will owe royalty payments to Biogen Idec for sales of any such products. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 10 years from the date of first sale of the product.

Our agreement with Biogen Idec is scheduled to continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. The agreement may be terminated earlier by Biogen Idec without cause at any time before the second anniversary of the agreement upon six months’ written notice or immediately upon written notice and payment of a termination fee. Biogen Idec may also terminate the agreement without cause upon 90 days’ written notice. Either party may also terminate the agreement for the other party’s uncured breach or bankruptcy. If Biogen Idec terminates the agreement early without cause or we terminate due to Biogen Idec’s breach or bankruptcy, all co-funded products not approved for sale prior to termination will revert to us, and we will receive a reduction in the royalties we owe to Biogen Idec. If Biogen Idec terminates the agreement early due to our breach or bankruptcy, Biogen Idec will receive a reduction in the royalties it owes to us. Many of the parties’ other product rights are not substantially affected by early termination.

Johnson & Johnson PRD—Research, Development and Commercialization Collaboration

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

We granted Johnson & Johnson PRD a worldwide non-exclusive license to our intellectual property relating to Tethering® on Cathepsin S and an exclusive license under the collaboration intellectual property for the commercialization of small molecule products arising from the collaboration. Patents and patent applications arising from the collaboration are owned by our company. Johnson & Johnson PRD is required to pay research and development milestones of up to $24.5 million well as royalty payments depending on product sales. Royalty rates payable to us may be reduced if Johnson & Johnson PRD is required to license additional intellectual property related to Tethering® from one or more third parties in order to commercialize a collaboration product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 10 years from the date of first sale of the product.

Although the research term of the collaboration ended in December 2005, our agreement with Johnson & Johnson PRD will continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. We believe Johnson & Johnson PRD is actively pursuing compounds derived from this collaboration. Johnson & Johnson PRD may terminate the agreement earlier without cause after the end of the research term and upon six months’ written notice, and either party may terminate the agreement for the other party’s uncured breach or bankruptcy. If we terminate the agreement due to Johnson & Johnson PRD’s breach or bankruptcy, Johnson & Johnson PRD would grant us certain exclusive licenses and transfer its regulatory filings to us, and we will be obligated to pay modest royalties to Johnson & Johnson PRD in return.

Merck—BACE Research, Development and Commercialization Collaboration

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

The agreement provides for payment by Merck to us of a technology access fee and research funding. To date, we have received payments totaling $18.0 million under this collaboration. The initial research term was three years and both parties agreed to dedicate the resource funding provided in the research plan. Merck elected not to exercise its option to extend the research term for an additional one-year period, and the research term of this collaboration ended in February 2006. In June 2006, we received a $4.25 million payment from Merck for meeting certain preclinical milestones related to BACE.

We granted Merck a worldwide, non-exclusive license to our intellectual property relating to Tethering® on BACE and an exclusive license to a composition of matter patent and future intellectual property relating to BACE. Merck is required to pay research and development milestones of up to $90.3 million as well as royalty payments depending on product sales. Royalty rates payable to us may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product or if a third party markets a version of the collaboration product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product. We retain the right to develop and commercialize non-pharmaceutical products containing compounds arising from the collaboration. We would owe Merck a royalty based on sales of any such products.

Our agreement with Merck is scheduled to continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. We believe Merck is actively pursing compounds derived from this collaboration. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy. The agreement may be terminated by Merck at any time upon three months’ notice to us.

Merck—Anti-viral License and Research Collaboration

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

The agreement provides for a payment by Merck to us of an upfront technology access fee and annual license fees. To date, we have received $3.1 million under this collaboration. The initial research term is three years and may be extended for one year upon mutual agreement of the parties. In July 2006, we received the annual license fee of $150,000 to cover the period from July 2006 through July 2007.

We assigned to Merck small molecule compounds related to the viral target and our interest in research program patents and to compounds that act on the target through our inhibition mode. Merck owns all intellectual property generated in the course of performing the research except for improvements related to Tethering®, which we own. Merck is required to pay pre-commercialization milestones of up to $22.1 million as well as royalty payments based on product sales. Royalty rates payable to us may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product. Merck may also reduce its royalty payments to us if the product is not covered by a patent or if a third party markets a competitive product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product.

Our agreement with Merck is scheduled to continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Either party may terminate the agreement for the other party’s uncured breach or bankruptcy. The agreement may be terminated by Merck at any time upon three months’ notice to us.

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

Our product candidates will compete with a number of cancer therapeutics that are currently marketed or in development that also target proliferating cells but at different points of the cell cycle or with a different mechanism of action. These drugs include irinotecan, doxorubicin, taxanes and other cell-cycle inhibitors. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy as either a single agent or in combination settings. We believe there are currently over 40 cell-cycle inhibitors undergoing clinical trials worldwide.

SNS-595 is a novel cell-cycle inhibitor that targets DNA repair, causing double strand DNA breaks in replication (S-phase) and inducing G2 arrest followed rapidly by apoptosis. SNS-595 is currently being tested in the clinic in acute leukemias, ovarian cancer and small cell lung cancer. Current competitors to SNS-595 include Genzyme’s clofarabine, MGI Pharma’s decitabine and Vion’s cloretazine, all of which could change the treatment paradigm of acute leukemia. Each of these compounds are further along in clinical development than is SNS-595. Additionally, Pharmion, Poniard and Vion (Cloretazine®) have compounds in the clinic in small cell lung cancer, and liposomal doxorubicin and topotecan are current standards of care in 2nd line platinum resistant ovarian cancer patients. Furthermore, Telik is testing Telcyta as an add-on to liposomal doxorubicin in a randomized Phase 3 clinical trial, and Novartis has initiated a head-to-head Phase 3 clinical trial in platinum refractory patients. comparing its compound patupilone against liposomal doxorubicin.

SNS-032 is a targeted inhibitor of certain CDKs, including CDK2, CDK7 and CDK9. We believe that several companies, including AstraZeneca, Cyclacel Pharmaceuticals, Pfizer, Roche, Schering AG and others, are conducting clinical trials with CDK inhibitors and others are developing other compounds that may compete with SNS-032. We are not aware of any CDK inhibitors that are currently being marketed.

We are not aware of any marketed Aurora kinase inhibitors to treat cancer. However, Merck and Vertex are co-developing an Aurora kinase inhibitor and Cyclacel Pharmaceuticals, AstraZeneca, Astex Therapeutics, Millennium Pharmaceuticals and Rigel Pharmaceuticals in conjunction with Serono/Merck, and others are also developing Aurora kinase inhibitors. Several other companies have Aurora kinase programs for which they are close to filing an IND. Other molecules that may compete with SNS-314 may include other naturally occurring cell-cycle inhibitor drugs.

We believe that our Raf kinase inhibitor would compete with Nexavar® developed jointly by Bayer AG and Onyx Pharmaceuticals, which received FDA approval in December 2005, and several compounds being developed by Pfizer. Likewise, Novartis and Plexxicon initiated a Phase 1 clinical trials with their Raf kinase inhibitors in 2006 and Exelixis has filed an IND for its Raf inhibitor and will likely start enrolling patients in clinical trials in 2007.

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

Intellectual Property

We patent the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2006, we owned or had exclusive rights to 166 issued U.S. and foreign patents and 181 pending U.S. and foreign patent applications. These issued patents expire between June 6, 2015 and June 5, 2023. We have an exclusive license to 44 issued patents that cover SNS-595 compositions of matter. The U.S. composition of matter patent is due to expire on October 6, 2015 and most of its foreign counterparts are due to expire on June 6, 2015. We also have 28 pending applications pertaining to SNS-595 life cycle management. In addition, we have obtained from BMS exclusive rights for SNS-032 and certain other related compounds against  CDK-1, -2, -4, -7 and -9. The exclusive rights for SNS-032 primarily derive from four issued U.S. patents, their foreign counterparts, and other patents and applications that claim priority to these four issued U.S. patents. The U.S. composition of matter patent covering SNS-032 is due to expire on October 21, 2018 and most of its foreign counterparts are due to expire on December 7, 2020. In addition, there are four pending Sunesis-filed applications relating to SNS-032 life-cycle management. There are three pending U.S. and two pending foreign applications in our Aurora kinase program and one pending U.S. and one pending foreign application in our Raf kinase program which relate to composition of matter, formulations, and methods of use in oncology and other kinase-mediated diseases. We intend to seek patent term restoration, orphan drug status or data exclusivity  in the U.S. and their equivalents in other relevant jurisdictions to the maximum extent that the laws will permit at such time.

We have twenty-five issued patents, which will expire between 2018 and 2022, and 46 pending applications that relate to Tethering®.  We also have two pending applications relating to other kinases. We also co-own with, and have exclusively licensed to, Merck 14 pending U.S. applications and 79 pending foreign applications relating to BACE inhibitor compositions of matter. The remaining patents and applications relate to other aspects of our technology or other drug discovery programs that we are no longer actively pursuing.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•       completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with FDA’s good laboratory practices, or GLP, regulations;

•       submission to FDA of an IND application which must become effective before clinical trials may begin;

•       performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•       submission of a new drug application, or NDA, to the FDA;

•       satisfactory completion of a FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with current GMP, or cGMP, regulations; and

•       FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB for each medical center proposing to conduct the clinical trial, must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•       Phase 1 clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase 1b” evaluation, which is a second safety-focused Phase 1 clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•       Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•       Phase 3 clinical trials are commonly referred to as pivotal trials. When Phase 2 clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and efficacy after NDA approval. Such post-approval trials are typically referred to as Phase 4 clinical trials.

New Drug Application

The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

•       Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of our future products. We are currently conducting clinical trials in Canada and plan to initiate clinical trials in Europe in the second half of 2007. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under the Canadian regulatory system, Health Canada is the regulatory body that governs the sale of drugs for the purposes of use in clinical trials. Accordingly, any company that wishes to conduct a clinical trial in Canada must submit a clinical trial application to Health Canada. Health Canada reviews the application and notifies the company within 30 days if the application is found to be deficient. If the application is deemed acceptable, Health Canada will issue a letter to the company within the 30-day review priod which means the company may proceed with its clinical trial(s).

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

In addition to regulations in Europe, Canada and the United States, we will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of our future products. Our ability to sell drugs will also depend on the availability of reimbursement from government and private practice insurance companies.

Employees

As of December 31, 2006, our workforce consisted of 138 full-time employees, 46 of whom hold Ph.D. or M.D. degrees, and 33 of whom hold other advanced degrees. Of our total workforce, 111 are engaged in research and development and 27 are engaged in business development, finance, legal, human resources, facilities and information technology administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 1998. We do not currently have any products that have been approved for marketing, and we continue to incur research and development, and general and administrative expenses related to our operations. Our net loss for 2006, 2005 and 2004 was $31.2 million, $27.5 million (excluding a preferred stock dividend of $88.1 million) and $20.5 million, respectively. As of December 31, 2006, we had an accumulated deficit of $240.2 million, including an $88.1 million deemed dividend related to our IPO in September 2005. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing Phase 3 clinical trials, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease. To date, we have derived all of our revenue from collaboration agreements and, to a lesser extent, grants and fellowships. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable.

Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

We are advancing multiple product candidates through discovery and development. We will need to raise substantial additional capital to continue our discovery, development and commercialization activities. We plan to retain the development and commercialization rights to some of our novel cancer therapeutics at least until we have completed a Phase 2 clinical trial to maximize our economic upside, which will require substantial expenditures by us. In 2007, we intend to enter into a strategic partnership for one of our product candidates wherein we would extend the geographic reach of the product candidate while retaining significant U.S. ownership.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs. In addition, we plan to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of such program or programs to our company.

There is a high risk that our drug discovery and development activities could be halted significantly or delayed for various reasons.

Most of our product candidates are in the early stages of drug discovery or development and are prone to the risks of failure inherent in drug development. As of the date of this report, only two of our product candidates, SNS-595 and SNS-032, have been tested in humans. We and our collaboration partners will need to conduct significant additional preclinical studies and clinical trials before we or our collaboration partners can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. In our industry, it is unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. Failure can occur at any stage of the process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. Product candidates in later stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

We do not know whether our ongoing Phase 1 and Phase 2 clinical trials with SNS-595, our ongoing and planned Phase 1 clinical trials with SNS-032, our planned Phase 1 clinical trial with SNS-314, or any other future clinical trials with any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned Phase 1 and Phase 2 clinical trials will begin on time. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•       limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

•       delays or failures in obtaining regulatory approval to commence a clinical trial;

•       delays or failures in obtaining sufficient clinical materials;

•       delays or failures in reaching agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites; or

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

For example, due to potential complications from treatment in our planned Phase 1 clinical trial of SNS-032 in B-cell lymphoid malignancies, we will need to provide patients enrolling in this clinical trial with in-patient hospital care. We believe that this may result in difficulty in recruiting patients and increased costs in performing the clinical trial. Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, our company or, in some cases, our collaboration partners. Any failure or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

Our clinical trials for our lead product candidates, SNS-595, SNS-032 and SNS-314, may not demonstrate safety or efficacy or lead to regulatory approval.

Our lead product candidates, SNS-595, SNS-032 and SNS-314, are small-molecule therapeutics being developed for the treatment of certain types of cancer. Many cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a “therapeutic window.” Based on the results of our Phase 1 clinical trials, we may select a dose for use in future clinical trials that may prove to be ineffective in treating cancer. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate further clinical trials for SNS-595, SNS-032 and/or SNS-314. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them. If clinical trials of SNS-595, SNS-032 and/or SNS-314 are halted, or if they do not show that these product candidates are safe and effective, our future growth would be limited and we may not have any other product candidates to develop. Furthermore, our current development strategy for each of SNS-595, SNS-032 and SNS-314 is to test the efficacy and toxicity of each product candidate as a single agent.  We may later determine that one or more of these product candidates is more efficacious and/or less toxic in combination with another approved cancer drug. Likewise, each of our product candidates may only receive FDA and foreign approvals, if at all, in combination with another cancer drug.

In addition to the risks described above, we are aware of risks that are specific to SNS-032. In previous Phase 1 clinical trials of SNS-032, significant safety risks were observed in patients who were administered SNS-032 on either a one-hour or a 24-hour infusion once every three weeks. For example, increases in certain phases of the cardiac cycle, known as the QT interval, or the corrected QT interval, or QTc, on the electrocardiograms of patients were observed in patients receiving the 24-hour infusion regimen. Increased QT intervals may be associated with increased risk for cardiac rhythm abnormalities, some of which can be serious, life-threatening events. In addition, pronounced, rapidly reversible decreases in white blood cells were observed following infusion under the one-hour infusion regimen, most likely associated with higher peak drug levels in this regimen. Further, some patients also experienced reversible liver toxicity, which limited the amount of drug that could be administered to those patients. Two of these planned clinical trials were discontinued prior to completion and prior to determination of a maximum tolerated dose. Both of these trials were discontinued by the former sponsor, BMS, because of a change in priorities within BMS’ portfolio. We will not receive regulatory approval for SNS-032 unless we are able to deliver therapeutically active doses of SNS-032 while keeping toxicities at acceptable levels. In our existing Phase 1 clinical trial, we are delivering the drug on a daily basis in a one-hour infusion for five consecutive days. There is a significant risk that this dose and regimen may not allow us to achieve efficacious exposure in the absence of dose-limiting toxicity, and thus SNS-032 may not advance as a single agent therapeutic.

In our Phase 1 clinical trial of SNS-032 in B-cell lymphoid malignancies, we are aware that SNS-032 has the potential to kill a large number of cancer cells rapidly and all at once and the contents of those cells may be released into a patient’s bloodstream. This may result in a higher risk of a severe complication called tumor lysis syndrome. If tumor lysis syndrome occurs, some chemicals in a patient’s blood, such as potassium, uric acid and phosphate levels will rise, whereas some others like calcium may decline. Tumor lysis syndrome, if severe enough, may result in kidney failure and without treatment, can be life-threatening. We are aware that this severe complication has a higher risk of occurring early in the course of treatment and we are taking measures, which may not be effective, to prevent, monitor and treat this complication should it occur.

In addition, in clinical trials to date SNS-032 has demonstrated variable pharmacokinetics, or PK, which is the measure of the concentration of drug in the bloodstream over time. The PK variability results in differences in drug exposure between patients, and in some cases in the same patient, who are administered the same dose of SNS-032. Dose levels in Phase 2 clinical trials will be selected primarily based on safety criteria. Because of the observed PK variability between and among patients, we believe that there is a risk that some patients may receive sub-therapeutic exposure, limiting the opportunity to show activity and efficacy for SNS-032. As with other product candidates in the biotechnology industry at this stage of development, even if we are able to find adequate doses and schedules from our planned Phase 2 clinical trials, we will be required to conduct extensive additional clinical trials before we are able to seek regulatory approval to market SNS-032.

If we fail to maintain our existing, or enter into new, strategic collaborations, we may have to reduce or delay our product candidate development or increase our expenditures.

Our business model is based in part upon entering into strategic collaborations for discovery and/or development of some of our product candidates. In particular, we are substantially dependent on our strategic collaboration with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets. The agreement may be terminated by Biogen Idec without cause at any time upon 90 days’ written notice. If we are not able to maintain this collaboration with Biogen Idec or our other existing collaborations, or establish and maintain additional strategic collaborations of similar scope:

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

We do not currently own or operate manufacturing facilities and lack the capability to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the active pharmaceutical ingredients, or API, and drug products for SNS-595, SNS-032 and SNS-314. The APIs are classified as toxic substances, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture our drug products. If our third-party manufacturers are unable or unwilling to produce API, we will need to establish contracts with other suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API for six to nine months, during which time we will rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for the foreseeable future.

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

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. Prior to one of our product candidates being approved for commercial sale, we will need to manufacture that product in larger quantities. Significant scale-up of manufacturing will be accompanied by significant validation studies, which will be reviewed by the FDA prior to approval. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch may be delayed or there may be a shortage in commercial supply.

Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third parties for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates for commercial sale. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer and other unmet medical needs. We are developing small molecule therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer, Alzheimer’s and inflammation research, some of which are in direct competition with us.

Our product candidates will compete with a number of drugs that are currently marketed or in development that also target proliferating cells. These drugs include marketed products, such as irinotecan, doxorubicin and taxanes, which are generic and widely available, and many other cell-cycle inhibitors that have been shown to be effective anti-cancer agents. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy compared to these competitive products. We also compete with other companies that may be pursuing drug discovery using other technologies, including fragment-based technologies.

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

Our proprietary Tethering® drug discovery approach is experimental and may not discover any therapeutic compounds of commercial value.

We have developed a proprietary drug discovery approach called “Tethering®.” Tethering® is a process whereby a target protein known to be involved in a disease process is engineered to facilitate the binding of small drug fragments. Once a small fragment is identified, the fragment is built out using the target protein’s surface as a template to make a new full-size therapeutic compound. Tethering® is unproven as a drug discovery approach. We have only conducted preclinical studies of product candidates discovered through Tethering®. Our Tethering® drug discovery approach may not identify any therapeutic compounds of commercial value.

We rely on third parties to conduct our clinical trials for SNS-595 and SNS-032 and plan to rely on third parties to conduct our clinical trials for SNS-314. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize SNS-595, SNS-032, SNS-314 or any of our other product candidates.

We do not have the ability to independently conduct clinical trials for SNS-595, SNS-032, SNS-314 or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our planned and existing clinical trials in the United States, Canada and Europe of our product candidates for which we do not have a collaboration. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of December 31, 2006, we owned or had exclusive rights to 166 issued U.S. and foreign patents and 181 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The composition of our lead product candidate, SNS-595, is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire on October 6, 2015, and most of its foreign counterparts are due to expire on June 6, 2015. We do not know whether patent term extensions and data exclusivity periods will be available in the future. SNS-595 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-595 will be approved by the FDA. Even if SNS-595 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-595 to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering SNS-595. Our obligation to pay royalties to Dainippon, the company from which we licensed SNS-595, may extend beyond the patent expiration, which will further erode the profitability of this product.

The composition of matter patents covering SNS-032 are due to expire in 2018 in the U.S. Even if SNS-032 is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

The composition of our product candidate SNS-032 is covered by U.S. patent 6,515,004 and its counterpart patents and patent applications in 33 foreign jurisdictions. U.S. patent 6,515,004 is due to expire on October 21, 2018, and most of its foreign counterparts are due to expire on May 9, 2021. We do not know whether patent term extensions and data exclusivity periods will be available in the future. SNS-032 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-032 will be approved by the FDA. Even if SNS-032 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-032 to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering SNS-032. Our obligation to pay royalties to BMS, the company from which we licensed SNS-032, may extend beyond the patent expiration, which will further erode the profitability of this product.

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

We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our future products.

We currently have no sales or distribution capabilities and limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize some future products, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to other future products, we plan to collaborate with third parties that have direct sales forces and established distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize these future products. If we are not successful in commercializing our future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events. We are in the process of designing and implementing a disaster relief plan. However, even if such a plan were in place, if any disaster were to occur, our ability to operate our business at our facilities may be seriously or completely impaired and our research could be lost or destroyed. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from a disaster.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed. In addition, it has become more expensive for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years.  Furthermore, the development process for oncology products may take longer than other therapeutic areas. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

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

The potential toxicity of single and repeated doses of SNS-595 has been explored in a number of animal studies that suggest the mechanism-based dose-limiting toxicities in humans receiving SNS-595 may be similar to some of those observed in approved cytotoxic agents, including temporary toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1 and Phase 2 clinical trials, we have witnessed the following side effects, irrespective of severity, ranging from mild to more severe:  lowered white blood cell count that may lead to a serious or possibly life-threatening infection, hair loss, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath and diarrhea.

In previous clinical trials conducted by BMS, SNS-032 has been administered by IV infusion on a once-a-week and once-every-three-weeks basis. We believe that SNS-032 will need to be administered on a more frequent basis to show efficacy. Our current Phase 1 clinical trial design for SNS-032 includes administration of SNS-032 by a one-hour IV infusion once a day for five consecutive days, followed by 16 days without the drug. This IV regimen is inconvenient for patients, and commercial success may depend on developing an effective oral formulation of SNS-032. Should the development of an oral formulation be necessary, it could be costly and result in delays for the advancement of the program, and we cannot be certain that we will be able to develop an effective oral formulation for SNS-032. In our Phase 1 clinical trial, we have witnessed the following side effects, irrespective of severity, ranging from mild to more severe:  fatigue, nausea with or without vomiting, diarrhea, anorexia, injection site reaction and inflammation of the pharynx and the mucous lining of the mouth.

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

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of our future products in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products. These payors may not view our future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our future products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our future products may reduce any future product revenue.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

We intend to market our future products in international markets. In order to market our future products in Canada, the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state and regional local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could significantly exceed our insurance coverage, which is limited to $100,000 for pollution cleanup, and we are uninsured for third-party contamination injury.

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

We intend to seek approval to market our future products in both the United States and foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our future product to other available therapies. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

We sold shares of common stock in our IPO in September 2005 at a price of $7.00 per share, and our stock has subsequently traded as low as $4.03 per share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•       results from, and any delays in or discontinuance of, our clinical trial programs, including our ongoing and planned clinical trials for SNS-595, SNS-032 and SNS-314;

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

Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 60.6% of our outstanding common stock as of February 9, 2007. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In March 2006, we issued common stock and warrants in a private placement resulting in gross proceeds of approximately $45.3 million. In November 2006, we filed a $75 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. The registration statement which was declared effective on December 8, 2006, will enable the Company to issue registered securities from time to time. If we issue common stock or securities convertible into common stock, our common stockholders could experience dilution.

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

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Changes in financial accounting standards related to share-based payments are expected to continue to have a significant effect on our reported results.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. FAS 123 (revised 2004) (FAS 123R), “Share-Based Payment,” which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported results of operations, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease approximately 54,000 square feet of office and laboratory space in South San Francisco, California. Our lease expires in June 2013, subject to our option to extend the lease through June 2018.

In December 2006, we leased approximately 15,000 square feet of additional office space in a building near to our main office in South San Francisco, California beginning March 1, 2007. This lease expires in April 2013, subject to our option to extend the lease through February 2014. We believe that our current facilities will be sufficient to meet our needs through the first half of 2009.

ITEM 3.                LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, has been traded on the Nasdaq National Market and subsequently, the Nasdaq Global Market, since September 27, 2005 under the symbol SNSS.

Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low sales prices by quarter as reported by the Nasdaq Global Market.

Fiscal 2005	High	Low
Third Quarter (commencing September 27, 2005)	$7.09	$6.25
Fourth Quarter	$7.01	$4.25

Fiscal 2006	High	Low
First Quarter	$7.40	$4.47
Second Quarter	$7.25	$5.79
Third Quarter	$6.20	$4.14
Fourth Quarter	$5.75	$4.03

As of March 1, 2007, there were approximately 245 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On March 1, 2007, the last sale price reported on the Nasdaq Global Market for our common stock was $4.36 per share.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth.

Securities Authorized For Issuance Under Equity Compensation Plans as of December 31, 2006:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	3,822,435 (2)	$3.53	561,581 (3)
Equity Compensation Plans Not Approved by Stockholders(4)	120,000	$5.71	80,000
Total	3,942,435	$3.57	641,581

(1)          Includes our 1998 Stock Plan, or 1998 Plan, 2001 Stock Plan, or 2001 Plan, 2005 Equity Incentive Award Plan, or 2005 Plan, and Employee Stock Purchase Plan, or ESPP.

(2)          Includes (i) 1,310,370 shares of common stock issuable upon the exercise of options granted under our 1998 Plan, all of which were exercisable as of December 31, 2006, (ii) 229,969 shares of common stock issuable upon the exercise of options granted under our 2001 Plan, all of which were exercisable as of December 31, 2006, and (iii) 2,282,096 shares of common stock issuable upon the exercise of options granted under our 2005 Plan, 403,282 of which were exercisable as of December 31, 2006. Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. Participation is limited to 20% of an employee’s eligible compensation, subject to limitations under the Code.

(3)          Includes (i) 396,716 shares of common stock available for issuance under our 2005 Plan and (ii) 164,865 shares of common stock available for issuance under our Employee Stock Purchase Plan, or ESPP. 202,941 shares of our common stock were initially reserved for issuance under our ESPP. The number of shares of common stock reserved under our ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of:  (i) 0.5% of our outstanding shares of common stock outstanding on such date, (ii) 135,294 shares or (iii) a lesser amount determined by our Board of Directors. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares.

(4)          Our 2006 Employment Commencement Incentive Plan, or 2006 Plan, became effective on January 1, 2006. Effective January 1, 2007, our Board of Directors increased the 2006 Plan by an additional 200,000 shares such that the aggregate number of shares of our common stock reserved for issuance under our 2006 Plan, which did not require stockholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv), is 400,000 shares.

The additional information required by this Item 5 concerning our equity compensation plans is discussed in Note 11 to the financial statements contained in Part II Item 8 of this report.

Unregistered Sales of Equity Securities

In March 2006, we issued an aggregate of 7,246,377 shares of common stock and warrants to purchase up to an additional 2,173,914 shares of common stock to funds managed by Alta Partners, Deerfield

Management, Baker Brothers Investments, Warburg Pincus LLC and several other institutional investors, each of whom represented that it was an accredited investor, for an aggregate purchase price of $45,300,000 in a private placement transaction.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described above by virtue of Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

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

The net proceeds have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund clinical and preclinical development of our product candidates, to discover additional product candidates, to repay outstanding indebtedness and for general corporate purposes, including capital expenditures and working capital. We also used a portion of our net proceeds from our initial public offering to repay Biogen Idec $4.0 million with interest that we owed pursuant to a promissory note executed in favor of Biogen Idec in December 2002. We may use a portion of our net proceeds to in-license product candidates or to invest in businesses or technologies that we believe are complementary to our own.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchases		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
2006	710	(1)	$2.55	—	—

(1)          This repurchase was not made through a publicly announced plan. We repurchased 710 shares of common stock from an employee whom had early exercised the options and then was subsequently terminated.

Performance Graph

The following graph compares our cumulative total stockholder return since September 27, 2005 with the NASDAQ Composite Index and the NASDAQ Biotechnology Index composed of other companies with similar business models. The graph assumes that the value of the investment in our common stock and each index was $100.00 on September 27, 2005.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Sunesis Pharmaceuticals Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*                     $100 invested on 9/27/05 in stock or on 8/31/05 in index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Collaboration revenue	$6,353	$7,395	$5,938	$6,842	$3,170
Collaboration revenue from related party	7,318	9,018	4,201	857	32
Grant and fellowship revenue	38	109	166	561	1,474
Total revenues	13,709	16,522	10,305	8,260	4,676
Operating expenses:
Research and development	35,615	36,166	23,616	21,326	18,441
General and administrative	12,255	8,283	7,352	6,136	6,179
Total operating expenses	47,870	44,449	30,968	27,462	24,620
Loss from operations	(34,161)	(27,927)	(20,663)	(19,202)	(19,944)
Interest income	3,395	1,092	518	713	1,360
Interest expense	(478)	(674)	(387)	(521)	(594)
Other income (expense), net	7	10	2	5	(4)
Net loss	(31,237)	(27,499)	(20,530)	(19,005)	(19,182)
Convertible preferred stock deemed dividend	—	(88,092)	—	—	—
Loss applicable to common stockholders	$(31,237)	$(115,591)	$(20,530)	$(19,005)	$(19,182)
Basic and diluted loss per share applicable to common stockholders	$(1.13)	$(17.41)	$(15.77)	$(16.16)	$(18.73)
Shares used in computing basic and diluted loss per share applicable to common stockholders	27,758,348	6,637,935	1,302,096	1,175,766	1,024,024

	As of December 31,
Balance Sheet Data:	2006	2005	2004	2003	2002
	(In thousands)
Cash, cash equivalents and marketable securities	$63,105	$48,333	$36,812	$33,843	$47,155
Working capital	55,279	40,156	27,707	27,208	42,219
Total assets	69,276	54,708	43,026	40,306	54,346
Long-term debt	956	1,306	4,438	3,249	2,593
Convertible preferred stock	—	—	108,813	94,821	94,821
Common stock and additional paid-in capital	298,077	249,692	6,494	2,723	2,637
Accumulated deficit	(240,245)	(209,008)	(93,417)	(72,886)	(53,881)
Total stockholders’ equity (deficit)	56,804	38,466	(90,044)	(70,376)	(51,428)

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

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase 2 clinical trial in small cell lung cancer, one Phase 2 clinical trial in ovarian cancer and one Phase 1 clinical trial in acute leukemias. Our second most advanced product candidate, SNS-032, is a CDK inhibitor. We are currently conducting a Phase 1 clinical trial with SNS-032 in patients with advanced solid tumors and a Phase 1 clinical trial in patients with advanced B-cell malignancies. We are also developing SNS-314, an Aurora kinase inhibitor, for the treatment of cancer for which we filed an IND in February 2007. We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

As of February 28, 2007, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. As of December 31, 2006, we had received an aggregate of approximately $74.1 million in cash from our current and former collaboration partners in the form of stock purchase proceeds and fees from our current and former collaboration partners.

Since our inception, we have generated significant losses. As of December 31, 2006, we had an accumulated deficit of $240.2 million, including a deemed dividend of $88.1 million recorded in conjunction with our IPO in September 2005. We expect our net losses to increase primarily due to our anticipated clinical trial activities.

Financial Operations Overview

Revenue

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue and grant and fellowship revenue.

Collaboration Revenue.   We generate revenue primarily through our collaborations. As of February 28, 2007, we had four ongoing research-based collaborations, one of which involves the participation of our personnel. Each of these collaborations included a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue since January 1, 2004 from each of our current collaborators.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Biogen Idec (a related party)	$7,318	$9,018	$4,201
Johnson & Johnson PRD	—	1,418	1,334
Merck	6,353	5,977	4,604
Total	$13,671	$16,413	$10,139

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

In 2007 and 2008, we expect to receive additional research funding from our collaborators totaling at least $9.2 million. This funding is discretionary, but is not dependent upon the achievement of milestones. In addition, we may receive milestone payments if one or more of our research collaboration programs reach a milestone for which a payment is due. In 2006, milestone payments earned totaled $4.8 million. In the absence of any new collaborations, we expect our collaboration revenue to be lower in future years than in 2006.

Grant and Fellowship Revenue.   Grant and fellowship revenue is recognized as we perform services under the applicable grant. As of December 31, 2006, we had been awarded an aggregate of $5.4 million, and had recognized as revenue $2.5 million, in federal grants under the Small Business Innovation Research, or SBIR, program. In addition, we have recognized revenue from other grants and fellowships. Grant and fellowship revenues recognized were $38,000, $109,000 and $166,000 for the periods ended December 31, 2006, 2005, and 2004, respectively. We do not plan to perform any work under additional SBIR grants in the foreseeable future.

Research and Development Expense

Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including Phase 1 and Phase 2 clinical trial costs for SNS-595 and Phase 1 clinical trial costs for SNS-032, to develop our proprietary fragment-based Tethering® drug discovery approach, to develop in-house research and preclinical study capabilities, to discover and advance product candidates toward clinical trials, including our SNS-314 Aurora kinase program, and in connection with in-licensing activities. We expense all research and development costs as they are incurred. The table below sets forth our research and development expense since January 1, 2004 for our product candidate programs.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
SNS-595	$8,420	$7,230	$4,587
SNS-032	5,446	9,665	—
SNS-314	5,238	7,102	3,688
RAF kinase inhibitors	1,482	1,552	2,967
Other kinase inhibitors	10,728	5,473	879
Cathepsin S inhibitors	7	796	967
BACE inhibitors for Alzheimer’s disease	316	1,674	2,266
Anti-viral inhibitors	—	37	32
TNF family and oncology research	3	951	2,526
Other programs	3,976	1,686	5,704
Total	$35,616	$36,166	$23,616

We in-licensed SNS-032 from Bristol-Myers Squibb Company, or BMS, in April 2005 and issued BMS shares of our Series C-2 preferred stock, with an initial value of $8.0 million. These shares were converted into 879,094 shares of common stock in conjunction with our IPO in September 2005. The $8.0 million up-front payment was included in research and development expense for the period ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. In February 2006, as consideration for a milestone payment due pursuant to the license agreement for initiating a Phase 1 clinical trial, we issued an aggregate of 404,040 shares of our common stock to BMS and recorded a non-cash research and development expense of $2.0 million.

We incur research and development expense associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expense relating to our collaborations with Biogen Idec and Merck consist primarily of costs related to Tethering®, lead optimization, preclinical studies and other activities related to the identification and optimization of compounds for development of kinase inhibitors for the treatment of cancer, cytokine and enzyme inhibitors for the treatment of inflammatory diseases, antiviral inhibitors for the treatment of viral disease as well as protease inhibitors for the treatment of Alzheimer’s disease. Under our Biogen Idec agreement, we have an option on a target-by-target basis to co-fund post-Phase 1 development costs for up to two oncology kinase targets, which may include Raf kinase. If we exercise one or both of our options, our research and development expense will increase significantly. Research and development expense related to co-development activities that we elect to co-fund would consist primarily of manufacturing costs for the product candidate, clinical trial-related costs, costs for consultants and contract research employee compensation and facilities costs and depreciation of equipment.

We expect to incur research and development expense to conduct clinical trials on SNS-595, SNS-032 and SNS-314. Clinical trials are costly, and as we continue to advance our product candidates through preclinical and clinical development, we expect our research and development expense to increase. For example, we expect to spend at least $18 million (1) to advance our SNS-595 program to completion of Phase 2 clinical trials in small cell lung cancer and ovarian cancer and ongoing and planned Phase 1 and Phase 2 clinical trials in acute leukemias, (2) to advance our SNS-032 program to completion of our ongoing and planned Phase 1 clinical trials, and (3) to complete a Phase 1 clinical trial for SNS-314. As of the date of this report, due to the risks inherent in the clinical trial process and given the early state of development of our programs, we are unable to estimate the costs we will incur in the continued development of our product candidates for potential commercialization.

Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success and development costs vary widely. While we are currently focused on advancing SNS-595, SNS-032 and SNS-314 through clinical development, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. In addition, we cannot forecast which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we do not know when and to what extent we will receive cash inflows from our product candidates.

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

Stock-Based Payments

The Company grant options to purchase common stock to its employees, directors and consultants under its stock option plans. Eligible employees can also purchase shares of common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date.

The Company account for stock compensation arrangements to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which supersedes the previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using the modified prospective transition method for awards granted on or after December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 with the Securities and Exchange Commission

(“SEC”) in connection with its IPO. The prospective transition method has been applied to options granted prior to December 23, 2004. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted subsequent to the initial filing of the Company’s Form S-1 on December 23, 2004, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as defined below) and amortized on a straight-line basis over the options’ vesting period; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R amortized on a straight-line basis over the options’ vesting period. Under the prospective transition method, options granted prior to the initial filing of the Company’s Form S-1 will continue to be accounted for in accordance with APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which were the accounting principles originally applied to those awards.

The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviewed its forfeiture estimates on a quarterly basis during 2006. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

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

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue.   Revenue decreased from $16.5 million in 2005 to $13.7 million in 2006. Collaboration revenue decreased from $16.4 million in 2005 to $13.7 million in 2006, primarily due to a $1.7 million decrease in collaboration revenue from Biogen Idec and a $1.4 million decrease in collaboration revenue from Johnson & Johnson PRD. The decrease in collaboration revenue from Biogen Idec and Johnson & Johnson PRD resulted from the completion of the research phase of collaborations with these companies in 2005. Grant and fellowship revenue decreased from $109,000 in 2005 to $38,000 in 2006, primarily due to our decision in 2003 to only perform limited additional work under SBIR grants for the foreseeable future.

Research and development expense.   Research and development expense decreased from $36.2 million in 2005 to $35.6 million in 2006, primarily due to a $8.0 million expense related to the in-license of SNS-032 in April 2005 versus a $2.0 million milestone payment paid for SNS-032 in 2006. Without these non-cash licensing and milestone-related expenses for SNS-032, research and development expenses increased from $28.2 million in 2005 to $33.6 million in 2006 primarily due to (i) a $1.2 million increase in expenses related to the development of SNS-595, (ii) a $1.8 million increase in expense related to the development of SNS-032, adjusted for licensing fees and milestone payments, (iii) a $5.2 million increase in expense associated with other kinase programs, and (iv) $2.3 million increase in expense related to other programs, partially offset by a $1.9 million decrease in expenses associated with our SNS-314 Aurora kinase programs and a $1.4 million decrease in expense related to our BACE inhibitor research collaboration with Merck.

Research and development expense associated with SNS-595 increased from $7.2 million in 2005 to $8.4 million in 2006 due to increased clinical trial activity. Research and development expense associated with SNS-032, our CDK inhibitor program, increased from $1.7 million in 2005, adjusted for licensing fees, to $3.4 million in 2006, adjusted for a $2.0 million milestone payment, due to increased clinical trial activity. Research and development expense associated with SNS-314, our Aurora kinase inhibitors program, decreased from $7.1 million in 2005 to $5.2 million in 2006 due to a reduced number of research employees working on this program partially offset by increased outside services expense related to toxicology studies. Research and development expense for all other programs increased from $12.2 million in 2005 to $16.5 million in 2006 due to an increase in expense related to other kinase inhibitor programs. Research and development expense in 2006 included a $0.9 million non-cash stock-based compensation expense due to the adoption of FAS 123R.

General and administrative expense.   General and administrative expense increased from $8.3 million in 2005 to $12.3 million in 2006, including a $1.2 million expense related to the adoption of FAS 123R in 2006. The increase is primarily due to (i) a $780,000 increase in employee related expenses, and a $859,000 increase in non-cash stock-based compensation expense, (ii) a $1.5 million increase in professional services expenses including expenses related to managing our intellectual property portfolio and management’s testing of internal control for financial reporting, and (iii) a $798,000 increase in other expenses, including costs for directors and officers’ liability insurance and facilities costs.

Interest income and expense.   Interest income increased from $1.1 million in 2005 to $3.4 million in 2006, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities. Interest expense decreased from $674,000 in 2005 to $478,000 in 2006, primarily due to a reduction in average debt outstanding in 2006 compared to 2005, partially offset by higher average interest rate on outstanding debt obligations in 2006 than in 2005.

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

Research and development expense associated with SNS-595 increased from $4.6 million in 2004 to $7.2 million in 2005. Research and development expense associated with SNS-032, our CDK inhibitor program, was $9.7 million in 2005, including an $8.0 million licensing fee. There were no expenses associated with this program in 2004. Research and development expense associated with SNS-314, our Aurora kinase inhibitors program, increased from $3.7 million in 2004 to $7.1 million in 2005. Research and development expense for all other programs decreased from $15.3 million in 2004 to $12.2 million in 2005.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of $128.4 million and $60.0 million, respectively. We also had federal research and development tax credit carryforwards of $1.7 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2018. Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change,” which may occur, for example, as a result of the Company’s initial public offering and other sales of the Company’s stock, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $63.1 million and outstanding equipment financing and debt obligations of $1.8 million. In connection with our IPO, we issued 6,000,000 shares of common stock in September 2005 for gross proceeds of $42.0 million and 51,126 shares of common stock in November 2005 for gross proceeds of $357,882. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $37.2 million. In March 2006, we issued common stock and warrants in a private placement resulting in gross proceeds of approximately $45.3 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $43.7 million. In 2006, we also received net proceeds of approximately $653,000 from sale of equity to employees through our 2005 Employee Stock Purchase Plan and approximately $318,000 from sale of equity under our stock option plans. Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, research grants, loans from Biogen Idec and other debt financings.

Cash Flow

Net cash used in operating activities increased from $10.4 million in 2004 to $20.9 million in 2005 and to $27.1 million in 2006. Net cash used in operating activities for these periods primarily reflects the loss for these periods, partially offset by (i) depreciation, amortization, and non-cash stock compensation expense, (ii) a $8.0 million milestone payment related to the in-license of SNS-032 in 2005 and a $2.0 million milestone payment related to SNS-032 in 2006. In addition, changes in deferred revenue increased cash used in operations in both 2005 and 2006 and offset cash used in operations in 2004.

Net cash used in investing activities was $28.7 million, $3.0 million, and $7.1 million in the years ended December 31, 2006, 2005, and 2004, respectively. Net cash used in investing activities for 2006 primarily reflects net purchases of marketable securities of $26.4 million and capital expenditure of $2.3 million. Net cash used in investing activities for 2005 primarily reflects net purchases of marketable securities of $1.4 million and capital expenditure of $1.7 million. Net cash used in investing activities for 2004 primarily reflects net purchases of marketable securities of $5.9 million and capital expenditure of $1.2 million.

Net cash provided by financing activities was $44.1 million in 2006, as compared to $34.1 million in 2005. The net cash provided by financing activities in 2006 primarily resulted from net proceeds of $43.7 million from the private placement  of common stock and warrants completed in March 2006 and the $971,000 in net proceeds from the sale of common stock to employees, offset by the net payments of $533,000 on equipment loans. The net cash provided by financing activities in 2005 primarily resulted from net proceeds of $37.4 million from the public offering of common stock completed in September 2005, offset by the payments of $5.4 million on note payable and equipment loans. Net cash provided by financing activities was $14.6 million in 2004, which primarily resulted from the issuance of preferred stock and indebtedness incurred under our collaboration with Biogen Idec.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time. The credit facility was available through May 2005. As of June 30, 2005, we had outstanding $2.3 million to finance equipment purchases and leasehold improvements. In August 2005, we entered into a new $2.5 million credit facility with General Electric Capital Corporation and this credit facility was available through February 4, 2007. The equipment loans are secured by the equipment financed. Outstanding borrowings bear interest at annual rates ranging from 7.4% to 10.61%, and are payable over 36 to 48 months. In connection with the original credit facility, we issued in June 2003 a warrant to purchase shares of Series C-1 preferred stock, which was converted into a warrant to purchase 1,582 shares of common stock at an exercise price per share of $9.10 upon our IPO, and in June 2004, a warrant to purchase shares of Series C preferred stock, which was converted to a warrant to purchase 757 shares of common stock at an exercise price per share of $9.10 upon our IPO. The warrants expire in June 2013 and June 2014, respectively. In connection with the credit facility in August 2005, we issued a warrant to purchase 1,046 shares of common stock at an exercise price per share of $9.10. As of December 31, 2006, the outstanding balance under this debt facility was $1.8 million.

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

In August 2005, we entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which we may borrow up to $15.0 million. The full $15.0 million loan commitment was available until October 15, 2005; $10.0 million was available until January 31, 2006, and the remaining $5.0 million was available until May 31, 2006. We had not borrowed any monies under this loan facility and this facility has expired. In conjunction with this transaction, we issued warrants to the lenders to purchase 164,830 shares of common stock at a price of $9.10 per share, half of which are currently exercisable. None of the remaining warrants will vest or become exercisable. We also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with revenue generated from our collaborations, will be sufficient to fund our operations at least through the middle of 2008. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Equipment financing	$1,841	$885	$915	$41	$—
Operating lease obligations	22,024	3,009	6,596	6,989	5,430
Total	$23,865	$3,894	$7,511	$7,030	$5,430

The contractual summary above reflects only payment obligations that are fixed and determinable. We have additional contractual payments obligations that are contingent on future events. Our operating lease obligations relate to the lease for our two headquarters facilities in South San Francisco, California.

In December 2006, we leased approximately 15,000 square feet of additional office space in a building near to our main office in South San Francisco, California. This lease expires in April 2013, subject to our option to extend the lease through February 2014. The lease provides for $210,000 in lease payments in 2007, $744,000 in 2008 and 2009, $781,000 in 2010 and 2011, and $540,000 thereafter.

We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We make payments to these sites and organizations based upon the number of patients enrolled and the period of follow-up in the trials.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements and is not yet in a position to determine such effects, if any.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 did not have material impact on our  financial position or results of operations for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents as of December 31, 2006 included liquid money market accounts. Our marketable securities as of December 31, 2006 included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2006.

The following table summarizes the expected maturity and average interest rate of our marketable securities at December 31, 2006:

	Year Ending December 31, 2007	Thereafter	Total Fair Value at December 31, 2006
Marketable securities	57,029,199	—	57,029,199
Average interest rate	5.35%	—

ITEM 8:               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the  financial statements, in 2006 Sunesis Pharmaceuticals, Inc. changed its method of accounting for share-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March  9, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG, LLP

San Jose, California
March  9, 2007

SUNESIS PHARMACEUTICALS, INC.
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,075,449	$17,704,465
Marketable securities	57,029,199	30,629,061
Prepaids and other current assets	1,082,817	2,068,195
Total current assets	64,187,465	50,401,721
Property and equipment, net	4,728,929	4,006,527
Deposits and other assets	359,974	300,000
Total assets	$69,276,368	$54,708,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,477,656	$2,044,571
Accrued compensation	2,323,742	2,067,769
Other accrued liabilities	961,766	1,277,595
Current portion of deferred revenue	2,260,478	3,787,453
Current portion of equipment financing	885,273	1,067,520
Total current liabilities	8,908,915	10,244,908
Non current portion of deferred revenue	1,143,159	3,319,765
Non current portion of equipment financing	955,695	1,306,027
Deferred rent and other non-current liabilities	1,464,902	1,371,346
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31,2006 and 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,443,079 shares issued and outstanding at December 31, 2006; 100,000,000 shares authorized, 21,514,007 shares issued and 21,511,126 shares outstanding at December 31, 2005	2,944	2,151
Additional paid-in capital	298,073,896	249,689,714
Deferred stock compensation	(1,006,604)	(2,162,688)
Accumulated other comprehensive loss	(21,376)	(55,073)
Accumulated deficit	(240,245,163)	(209,007,902)
Total stockholders’ equity	56,803,697	38,466,202
Total liabilities and stockholders’ equity	$69,276,368	$54,708,248

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Revenue:
Collaboration revenue	$6,353,585	$7,394,754	$5,937,641
Collaboration revenue from related party	7,317,700	9,018,442	4,201,017
Grant and fellowship revenue	37,901	108,654	166,331
Total revenues	13,709,186	16,521,850	10,304,989
Operating expenses:
Research and development	35,615,536	36,165,731	23,615,551
General and administrative	12,254,892	8,283,191	7,352,220
Total operating expenses	47,870,428	44,448,922	30,967,771
Loss from operations	(34,161,242)	(27,927,072)	(20,662,782)
Interest income	3,394,751	1,092,254	517,645
Interest expense	(477,643)	(674,163)	(386,749)
Other income, net	6,873	10,024	1,686
Net loss	(31,237,261)	(27,498,957)	(20,530,200)
Convertible preferred stock deemed dividend	—	(88,092,302)	—
Loss applicable to common stockholders	$(31,237,261)	$(115,591,259)	$(20,530,200)
Basic and diluted loss per share applicable to common stockholders	$(1.13)	$(17.41)	$(15.77)
Shares used in computing basic and diluted loss per share applicable to common stockholders	27,758,348	6,637,935	1,302,096

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
						Notes		Other
	Convertible				Additional	Receivable	Deferred	Comprehensive		Total
	Preferred Stock		Common Stock		Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2003	7,807,145	$94,821,469	1,280,595	$128	$2,722,757	$(225,000)	$—	$12,656	$(72,886,443)	$(70,375,902)
Issuance of common stock pursuant to stock options exercises at $0.43 to $2.55 per share for cash, net of unvested stock options exercised early	—	—	109,563	11	233,152	—	—	—	—	233,163
Deferred stock compensation related to employee stock option grants, net of cancellations	—	—	—	—	3,339,691	—	(3,339,691)	—	—	—
Amortization deferred stock compensation	—	—	—	—	—	—	424,018	—	—	424,018
Expenses related to fair value of options granted to non-employees	—	—	—	—	194,474	—	—	—	—	194,474
Issuance of warrant to purchase preferred stock in connection with financing arrangement	—	—	—	—	3,304	—	—	—	—	3,304
Issuance of Series C-2 convertible preferred stock to investors at $17.95 per share for cash in September 2004, net of issuance costs of $8,850	779,858	13,991,150	—	—	—	—	—	—	—	—
Repayment of stockholder note in April 2004	—	—	—	—	—	90,000	—	—	—	90,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(20,530,200)	(20,530,200)
Unrealized loss on investments	—	—	—	—	—	—	—	(82,426)	—	(82,426)
Comprehensive loss										(20,612,626)
Balance at December 31, 2004	8,587,003	108,812,619	1,390,158	139	6,493,378	(135,000)	(2,915,673)	(69,770)	(93,416,643)	(90,043,569)
Issuance of common stock pursuant to stock options exercises at $1.28 to $9.56 per share, including vesting of stock options exercised early	—	—	41,940	4	108,681	—	—	—	—	108,685
Expense related to fair value of restricted stock award granted to non-employee	—	—	666	—	3,438	—	—	—	—	3,438
Deferred stock compensation related to employee stock option grants	—	—	—	—	293,125	—	(293,125)	—	—	—
Amortization deferred stock compensation	—	—	—	—	—	—	962,907	—	—	962,907
Expenses related to accelerated vesting of officers’ stock option grant	—	—	—	—	21,000	—	83,203	—	—	104,203
Expenses related to fair value of options granted to non-employees	—	—	—	—	196,370	—	—	—	—	196,370
Issuance of Series C-2 convertible preferred stock to BMS at $17.95 per share in connection with in-licensing arrangement in April 2005	445,633	8,000,000	—	—	—	—	—	—	—	—
Issuance of common stock to preferred stockholders in connection with the Company’s initial public offering in September, 2005	(9,032,636)	(116,812,619)	9,032,636	903	116,811,716	—	—	—	—	116,812,619
Issuance of common stock to investors at $7.00 per share for cash in September 2005, net of issuance costs of $2,225,322	—	—	6,051,126	605	37,166,904	—	—	—	—	37,167,509
Payment of deemed dividend in common stock	—	—	4,994,600	500	88,091,802	—	—	—	—	88,092,302
Issuance of warrant to purchase preferred stock in connection with financing arrangement	—	—	—	—	503,300	—	—	—	—	503,300
Repayment of stockholder note in April 2005	—	—	—	—	—	135,000	—	—	—	135,000
Components of comprehensive loss:
Net loss applicable to common stockholders	—	—	—	—	—	—	—	—	(115,591,259)	(115,591,259)
Unrealized gain on investments	—	—	—	—	—	—	—	14,697	—	14,697
Comprehensive loss										(115,576,562)
Balance at December 31, 2005	—	—	21,511,126	2,151	249,689,714	—	(2,162,688)	(55,073)	(209,007,902)	38,466,202
Issuance of common stock pursuant to stock options exercises at $1.28 to $5.25 per share, including vesting of stock options exercised early	—	—	126,844	13	318,143	—	—	—	—	318,156
Expense related to fair value of restricted stock award granted to non-employee	—	—	2,001	—	11,367	—	—	—	—	11,367
Reversal of deferred stock compensation related to employee stock option grants	—	—	—	—	(432,872)	—	432,872	—	—	—
Amortization deferred stock compensation	—	—	—	—	—	—	723,212	—	—	723,212
Stock-based compensation expenses related to fair value of options granted to non-employees	—	—	—	—	100,470	—	—	—	—	100,470
Stock-based compensation expenses related to fair value of options granted to employees	—	—	—	—	2,046,655	—	—	—	—	2,046,655
Issuance of common stock for Employee Stock Purchase Program	—	—	145,632	14	652,918	—	—	—	—	652,932
Issuance of common stock to BMS at $4.95 per share in connection with in-licensing arrangement	—	—	404,040	41	1,999,958	—	—	—	—	1,999,999
Issuance of common stock to investors at $6.21 per share for cash in March, 2006, net of issuance costs of $1,613,471	—	—	7,246,377	725	43,657,543	—	—	—	—	43,658,268
Issuance of common stock pursuant to warrant exercise at $4.25 per share	—	—	7,059	—	30,000	—	—	—	—	30,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(31,237,261)	(31,237,261)
Unrealized gain on investments	—	—	—	—	—	—	—	33,697	—	33,697
Comprehensive loss										(31,203,564)
Balance at December 31, 2006	—	$—	29,443,079	$2,944	$298,073,896	$—	$(1,006,604)	$(21,376)	$(240,245,163)	$56,803,697

See accompanying notes.

SUNESIS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(31,237,261)	$(27,498,957)	$(20,530,200)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,582,315	1,683,821	2,170,808
Stock compensation expense	2,881,704	1,266,918	618,492
Non-cash research and development expense	1,999,999	8,000,000	—
Changes in operating assets and liabilities:
Prepaids and other current assets	985,378	110,644	(747,696)
Notes and interest receivable from officers and employees	—	163,720	(882)
Deposits and other assets	(59,974)	—	—
Accounts payable	433,085	382,036	681,874
Accrued compensation	255,973	468,552	342,538
Other accrued liabilities	(315,829)	904,953	264,333
Deferred rent and other non-current liabilities	93,556	175,058	253,894
Deferred revenue	(3,703,581)	(6,602,482)	6,536,623
Net cash used in operating activities	(27,084,635)	(20,945,737)	(10,410,216)
Cash flows from investing activities
Purchases of property and equipment, net	(2,304,717)	(1,702,356)	(1,169,577)
Purchases of marketable securities	(68,035,554)	(36,577,611)	(35,264,682)
Maturities of marketable securities	41,669,113	35,187,756	29,323,129
Repayment of note receivable from officers and employees	—	85,350	—
Proceeds from sale of property and equipment	—	1,365	—
Net cash used in investing activities	(28,671,158)	(3,005,496)	(7,111,130)
Cash flows from financing activities
Proceeds from borrowings under debt facility with related party	—	800,000	1,600,000
Repayment of borrowings under debt facility with related party	—	(4,000,000)	—
Proceeds from borrowings under note payable and equipment financing	563,132	1,273,180	935,036
Payments on note payable and equipment financing	(1,095,711)	(1,429,426)	(2,223,483)
Proceeds from issuance of common stock and exercise of options, net of repurchases	44,659,356	37,424,432	328,652
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	13,991,150
Net cash provided by financing activities	44,126,777	34,068,186	14,631,355
Net increase (decrease) in cash and cash equivalents	(11,629,016)	10,116,953	(2,889,991)
Cash and cash equivalents at beginning of period	17,704,465	7,587,512	10,477,503
Cash and cash equivalents at end of period	$6,075,449	$17,704,465	$7,587,512
Supplemental disclosure of cash flow information
Interest paid	$224,992	$674,163	$386,749
Non-cash activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$116,812,619	$—
Deferred stock-based compensation, net of (reversal)	$(432,872)	$293,125	$3,339,691
Issuance of warrants for financing arrangement	$—	$503,300	$3,304
Convertible preferred stock deemed dividend	$—	$88,092,302	$—

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

Need to Raise Additional Capital

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. At December 31, 2006, the Company had an accumulated deficit of $240,245,163. Management believes that currently available cash, cash equivalents and marketable securities together with amounts available to be borrowed under existing financing agreements (see Note 8) will provide sufficient funds to enable the Company to meet its obligations through at least the middle of 2008. Management plans to continue to finance the Company’s operations with a combination of equity issuances, debt arrangements, and revenues from collaborations with pharmaceutical companies, technology licenses, and in the longer term, product sales and royalties. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself. The Company intends to raise additional funds through the issuance of equity securities, if available on terms acceptable to the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Clinical Trials Accounting

All of the Company’s clinical trials are performed by contract research organizations, or CROs, and participating clinical trials sites. Some CROs bill monthly for services performed, and others bill based upon milestones achieved. For the latter, the Company accrues clinical trial expenses based on the services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial reduced by any initial payment made to the clinical trial site when the first patient is enrolled.

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

Management determines the appropriate classification of securities at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). The estimated fair values have been determined by the Company using available market information.

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are recorded in other income (expense), net. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific-identification methods. Interest and dividends are included in interest income.

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

Stock-Based Payments

The Company grant options to purchase common stock to its employees, directors and consultants under its stock option plans. Eligible employees can also purchase shares of common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date.

The Company account for stock compensation arrangements to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which supersedes its previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using the modified prospective transition method for awards granted on or after December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) in connection with its IPO. The prospective transition method has been applied to options granted prior to December 23, 2004. Under the modified prospective transition method, compensation cost recognized during the twelve months ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted subsequent to the initial filing of the Company’s Form S-1 on December 23, 2004, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as defined below) and amortized on a straight-line basis over the options’ vesting period; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R amortized on a straight-line basis over the options’ vesting period. Under the prospective transition method, options granted prior to the initial filing of the Company’s Form S-1 will continue to be accounted for in accordance with APB 25 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which were the accounting principles originally applied to those awards.

The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As stock-based compensation expense recognized in the Condensed Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviewed its forfeiture estimates on a quarterly basis during 2006. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

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

Comprehensive Loss

The Company displays comprehensive loss and its components as part of the statement of convertible preferred stock and stockholders’ equity (deficit). Comprehensive loss is comprised of loss and unrealized gains (losses) on available-for-sale securities.

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

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. A review for impairment is performed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition against its carrying amount. If the aggregate undiscounted cash flows are less than the carrying amount of the asset, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the asset over the fair value of such asset, with fair value determined based on an estimate of discounted future cash flows or other appropriate measure of fair value. For the years ended December 31, 2006, 2005 and 2004, no impairment charges were recorded.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements and is not yet in a position to determine such effects, if any.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 did not have material impact on our financial position or results of operations for the year ended December 31, 2006.

2.   Loss Per Share

Basic loss per common share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common (per common share) shares outstanding for the period, less the weighted average unvested common shares subject to repurchase. Diluted loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding, less the weighted average unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purpose of this calculation, preferred stock, options to purchase stock, and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted loss per share applicable to common stockholders.

	Year Ended December 31,
	2006	2005	2004
Historical Numerator:
Loss applicable to common stockholders	$(31,237,261)	$(115,591,259)	$(20,530,200)
Denominator:
Weighted-average common shares outstanding	27,758,348	6,647,516	1,332,880
Less: Weighted-average unvested common shares subject to repurchase	—	(9,581)	(30,784)
Denominator for basic and diluted loss per share applicable to common stockholders	27,758,348	6,637,935	1,302,096
Basic and diluted loss per share applicable to common stockholders	$(1.13)	$(17.41)	$(15.77)
Outstanding securities not included in diluted loss per share calculations
Preferred stock	—	—	8,587,003
Options to purchase common stock	3,942,435	2,994,701	1,680,157
Warrants	2,693,237	526,382	231,088
	6,635,672	3,521,083	10,498,248

3.   License Agreements

The Regents of the University of California

In December 1998, the Company entered into an exclusive license agreement with The Regents of the University of California (the “Regents”) for rights to certain technology to identify small molecule drug leads. The agreement provides the Company with an exclusive license to develop, make, use, and sell products derived from the licensed technology, and will continue for the life of the last-to-expire patent. To date, the licensed technology has produced two issued patents, U.S. patent Nos. 6,344,330 and 6,344,334, which are both due to expire on March 27, 2018. The agreement provides for the Company to pay the Regents noncreditable, nonrefundable fees of up to $75,000 according to a payment schedule of which $55,000 has been paid, as well as to issue to the Regents 11,765 shares of common stock, which were issued in December 1998. The Company has agreed to achieve certain development milestones of compounds derived from the licensed technology, including initiation of preclinical testing due June 30, 2002 and initiation of clinical testing due June 30, 2004. If such milestones were not met, the Regents, upon providing written notice to the Company, could seek to either terminate the agreement or amend the exclusive license to be a nonexclusive license. Because the Company no longer uses the licensed technology and none of the Company’s preclinical or clinical compound originates from the licensed technology, the preclinical and clinical milestones have not been met. The Company has not received written notice from the Regents to terminate or amend the agreement and the Company continues to provide the Regents status reports of the state of the licensed technology. The Company also continues to maintain patents and patent applications that cover the licensed technology because of its belief that some aspects of the licensed technology may provide some value in the future.

Dainippon Sumitomo Pharma

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“Dainippon”) to acquire exclusive worldwide development and marketing rights for Dainippon’s anti-cancer compound, referred to as SNS-595.

Under the terms of this agreement, the Company made a non-refundable payment of $700,000, which was included in research and development expense. In addition to payments already made as of December 31, 2006, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of SNS-595 for cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market SNS-595. As of December 31, 2005, the Company accrued a $500,000 milestone payment upon commencement of Phase 2 clinical trials as research and development expense and this milestone payment was made in February 2006.

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for BMS’ anti-cancer compound, referred to as SNS-032.

Under the terms of this agreement, the Company made an up-front $8,000,000 equity payment through the issuance of 445,663 shares of the Company’s Series C-2 preferred stock, which converted into 879,094 shares of common stock upon the Company’s IPO in September 2005. This amount was included in research and development expense for the year ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. The Company may in the future be required to make a series of milestone payments of up to $29.0 million in cash, equity or any combination thereof to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may be required to make a series of development and commercialization milestone payments totaling up to $49.0 million in cash, equity or any combination thereof, as well as royalty payments based on any future product net sales. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future CDK inhibitors derived from related intellectual property. In February 2006, upon commencement of a Phase 1 clinical trial, the Company made a $2.0 million milestone payment through the issuance of 404,040 shares of the Company’s common stock, which was recorded as R&D expense.

The University of California, San Francisco

In August 2005, and amended in April 2006, the Company entered into research and license agreements with the University of California, San Francisco, or UCSF, that allows UCSF a limited license to use Tethering® for academic purposes. UCSF intends to leverage Tethering® to identify novel, small molecule drug candidates. In return, the Company received an exclusive royalty-free license to any improvements to Tethering® or fragment libraries that emerge from UCSF’s research. In the event that any small molecules are discovered using Tethering®, the Company will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or any other drug target on which the Company is currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was a founder of our company and is a member of our board of directors.

SARcode, Inc.

In March 2006, and amended in December 2006, the Company entered into a license agreement with SARcode, Inc., or SARcode, a privately-held biopharmaceutical company, that provides SARcode a license to our LFA-1 inhibitor program. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. The Company had previously discontinued the LFA-1 inhibitor program, which is outside of the Company’s strategic focus on discovering and developing novel small molecule therapeutics to treat cancer.

In conjunction with the license, in January the Company received a $250,000 license fee, which was recorded as revenue, and a $250,000 note convertible into preferred stock of SARcode in certain circumstances. Under the terms of the license agreement, SARcode received an exclusive, worldwide license to all of the Company’s LFA-1 patents and related know-how. In addition to cash and convertible note already received, the Company may in the future receive up to $1.0 million in license fees and convertible notes, $31.0 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

4.   Collaborative Research Agreements

Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In May 2002, the Company entered into a research collaboration to discover small molecule inhibitors of Cathepsin S with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“J&J PRD”). The Company applies its proprietary Tethering ® technology to discover novel inhibitors of Cathepsin S in this collaboration.

Under the terms of the agreement, the Company received a non-refundable and non-creditable technology access fee of $500,000 in February 2003, and certain research funding to be paid in advance quarterly. The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from J&J PRD based on future product sales. On December 15, 2002, the Company and J&J PRD amended the collaboration to increase the number of J&J PRD funded full-time equivalents for 2003. In December 2002, J&J PRD also made the first milestone payment of $250,000 to the Company for the delivery of a novel lead series of compounds. On December 15, 2003, the Company and J&J PRD again amended the collaboration to extend the research funding for one additional year from May 3, 2004 through May 2, 2005. On December 22, 2004, the Company and J&J PRD amended the collaboration to extend the research funding from May 3, 2005 until December 31, 2005. The research funding portion of the agreement expired on December 31, 2005. Costs associated with research and development activities attributable to this agreement approximate the research funding recognized.

Biogen Idec, Inc.

In December 2002, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover oral therapeutics. The collaboration applies the Company’s proprietary Tethering® technology to generate small molecule leads to selected TNF family cytokines involved in immune and inflammatory disease and two additional un-named targets.

During the initial phase of the collaboration, both companies contributed scientists and discovery resources to the collaboration at their own cost. Under an exclusive worldwide license to compounds resulting from these efforts, Biogen Idec has the right to develop, manufacture, and commercialize compounds discovered under the collaboration.

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $3,000,000, which is being recognized as revenue over the 30-month term of the agreement and the one-year option period. In addition, the Company started receiving quarterly maintenance fees of $357,500 commencing April 1, 2004, and the Company may in the future receive research and development milestones of up to $60.5 million and royalty payments based on total annual future product sales. In certain circumstances, such as the cessation of the development of particular compounds, milestone payments received may be credited against future milestone payments with respect to compounds directed to the same target as the discontinued compound. As such, the Company recognizes the milestones received as revenue ratably over the remaining term of the agreement. On June 18, 2005, the one-year option was not exercised by Biogen Idec and the research term of this agreement was completed. Accordingly, the remaining deferred revenue of $824,872 was recognized in the second quarter of 2005.

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

On August 27, 2004, the Company entered into the second research collaboration with Biogen Idec to discover and develop small molecules targeting kinases, a family of cell signaling enzymes that play a role in the progression of cancer. The Company applies its proprietary Tethering® technology to generate novel small molecule leads that inhibit the oncology kinase targets that are covered by this collaboration.

One of the kinase targets in the collaboration is Raf, and the Company’s Raf program was folded into the collaboration. Under the terms of the agreement, the Company received a $7,000,000 upfront nonrefundable and noncreditable technology access fee, which is being recognized as revenue over an initial four-year research term. In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec is obligated to pay to the Company an additional technology access fee specified in the agreement. In addition, the Company is obligated to receive quarterly research funding of $1.2 million, subject to inflation adjustments, to be paid in advance to support some of its scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration. In April 2006, the Company received a $500,000 milestone payment from Biogen Idec for meeting certain preclinical milestone related to Raf program, and the Company recorded it as revenue.

Concurrent with the signing of the agreement, Biogen Idec made a $14,000,000 equity investment by purchasing shares of the Company’s Series C-2 preferred stock.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”), entered into a research collaboration to identify and optimize inhibitors of BACE, an Alzheimer’s disease target. This collaboration had an initial three-year research term and a one-year option period. In November 2005, the one-year option was not exercised by Merck and the research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement ending February 2006. However, the Company retains the right to earn milestone payments and royalties on any compound that results from the collaboration. In June 2006, the Company received a $4.25 milestone payment from Merck for meeting certain preclinical milestones related to BACE.

On July 22, 2004, the Company and Merck entered into a multi-year research collaboration to discover novel oral drugs for the treatment of viral infections. The Company provided Merck with a series of small molecule compounds targeting viral infections. These compounds were derived from Tethering®. Merck agreed to be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies. Merck is obligated to pay annual license fees for the Company’s consulting services and ongoing access to Tethering® as a means of identifying additional compounds for the treatment of viral infections.

Under the terms of the agreement, the Company received an upfront, nonrefundable and noncreditable technology access fee of $2.3 million, which is being recognized as revenue over an initial three-year research term, is entitled to receive annual license fees aggregating $950,000 and may receive payments based on the achievement of development milestones of up to $22.1 million. In addition, the Company is entitled to receive royalty payments based on net sales for any products resulting from the collaboration. Merck receives an exclusive worldwide license to any products resulting from the collaboration.

In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Year Ended December 31,
	2006	2005	2004
J&J PRD	$—	$1,417,557	$1,334,333
Merck	6,353,585	5,977,197	4,603,308
	6,353,585	7,394,754	5,937,641
Biogen Idec—related party	7,317,700	9,018,442	4,201,017
	$13,671,285	$16,413,196	$10,138,658

5.   Marketable Securities

The following is a summary of available-for-sale securities:

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,726,040	$—	$—	$5,726,040
Corporate debt obligations	4,056,014	110	(460)	4,055,664
Commercial paper	52,994,561	10,216	(31,242)	52,973,535
Total	62,776,615	10,326	(31,702)	62,755,239
Less amounts classified as cash equivalents	(5,726,040)	—	—	(5,726,040)
Total marketable securities	$57,050,575	$10,326	$(31,702)	$57,029,199

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$11,598,501	$—	$—	$11,598,501
Corporate debt obligations	30,194,738	—	(60,067)	30,134,671
Commercial paper	6,456,096	4,994	—	6,461,090
Total	48,249,335	4,994	(60,067)	48,194,262
Less amounts classified as cash equivalents	(17,560,906)	(4,295)	—	(17,565,201)
Total marketable securities	$30,688,429	$699	$(60,067)	$30,629,061

There were no realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2006 and 2005.

At December 31, 2006 and 2005, the contractual maturities of marketable securities were as follows:

	December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$57,050,575	$57,029,199	$30,688,429	$30,629,061
Due in more than one year	—	—	—	—
Total	$57,050,575	$57,029,199	$30,688,429	$30,629,061

6.   Property and Equipment

Property and equipment at December 31 consist of the following:

	2006	2005
Computer equipment and software	$3,208,357	$2,629,673
Furniture and office equipment	762,421	625,081
Laboratory equipment	9,437,313	8,343,087
Leasehold improvements	5,387,595	5,121,873
	18,795,686	16,719,714
Less accumulated depreciation and amortization	(14,066,757)	(12,713,187)
Net property and equipment	$4,728,929	$4,006,527

Equipment purchased under equipment financing agreements (see Note 8) is included in property and equipment. At December 31, 2006 and 2005, financed equipment had a cost basis of $4,377,428 and $5,626,822,, respectively, with accumulated depreciation of $2,567,265 and $3,385,224,, respectively.

7.   Other Accrued Liabilities

Other accrued liabilities at December 31 are as follows:

	2006	2005
Accrued professional services	$313,085	$212,033
Tax payable	43,300	27,408
Accrued clinical expense	605,381	1,038,154
Total	$961,766	$1,277,595

8.   Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation, which has been amended from time to time. The credit facility was available through May 2005. In August 2005 the Company entered into a new $2.5 million credit facility with the same financing company. The Company can borrow under this facility to finance capital equipment purchases until February 4, 2007. The equipment loans are secured by the equipment financed.

In conjunction with this new credit facility, the Company issued warrants to the financing company to purchase shares of the Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the IPO. The fair values of the warrant issued is $4,862, as determined using the Black-Scholes options pricing model, and is being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This prepaid interest was fully amortized as of December 31, 2006

As of December 31, 2006 and 2005, the Company had drawn $9,235,594 and $8,672,462, respectively, to finance equipment purchases and leasehold improvements and had $1,124,946 and $1,688,078, respectively, available under the facility. Outstanding borrowings bear interest at rates ranging from 7.4% to 10.61% as of December 31, 2006, and are to be paid over 36 to 48 months. Outstanding borrowings bear interest at rates ranging from 7.4% to 9.89% as of December 31, 2005, and are to be paid over 36 to 48 months.

As of December 31, 2006 and 2005, the Company was in compliance with all the covenants in these loan agreements.

In December 2002, the Company executed a promissory note in favor of Biogen Idec for an aggregate principal amount of up to $4.0 million. Pursuant to the collaboration agreement with Biogen Idec, in 2005 the Company had drawn $4,000,000 under a facility loan agreement. As of December 31, 2005, the loan was repaid in full with interest.

In August 2005, the Company entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which we may borrow up to $15.0 million. The full $15.0 million loan commitment was available until October 15, 2005; $10.0 million was available until January 31, 2006, and the remaining $5.0 million was available until May 31, 2006. The Company did not borrow any monies under this loan facility and this facility has expired. In conjunction with this transaction, the Company issued warrants to the lenders to purchase 164,830 shares of common stock at a price of $9.10 per share, half of which are currently exercisable. None of the remaining warrants will vest or become exercisable. The Company also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement.

The fair values of the warrant issued is $498,438, as determined using the Black-Scholes options pricing model, and are being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This prepaid interest was fully amortized as of December 31, 2006

Aggregate future minimum payments under all debt arrangements at December 31, 2006 are as follows:

Year ending December 31,
2007	$1,017,907
2008	688,675
2009	307,111
2010	42,251
Total minimum payments	2,055,944
Less amount representing interest	(214,976)
Present value of minimum payments	1,840,968
Less current portion	(885,273)
Long-term portion	$955,695

9.   Commitments

In May 2000, the Company entered into a noncancellable operating lease for its facilities in South San Francisco, California, which expires in June 2013, subject to our option to extend the lease through June 2018.

In December 2006 the Company entered into a noncancellable operating lease for additional office space of approximately 15,000 square feet in a building near to its main office in South San Francisco, California beginning March 1, 2007. This lease expires in April 2013, subject to the Company’s option to extend the lease through February 2014.

Following is a schedule of the company’s noncancellable lease commitments:

Year ended December 31,
2007	$3,008,539
2008	3,250,122
2009	3,345,826
2010	3,444,125
2011	3,545,096
2012 and thereafter	5,430,307
$22,024,015

The operating lease agreement provides for increasing monthly rent payment over the lease term. The Company recognizes rent expense on a straight-line basis. For the year ended December 31, 2006, 2005 and 2004, the Company recorded rent expense $2,812,914, $2,812,914 and 2,817,186, respectively. The deferred rent balance of $1,464,902 and $1,369,104 at December 31, 2006 and 2005, respectively, represents the difference between actual rent payments and the straight-line expense.

10.   Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. As of December 31, 2006, management is not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

11.   Stockholders’ Equity

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

Initial Public Offering (IPO)

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

Private Placement

In March 2006, the Company entered into a Common Stock and Warrant Purchase Agreement pursuant to which it sold to certain investors, for an aggregate purchase price of approximately $45.3 million, 7,246,377 shares of its common stock and warrants to purchase up to 2,173,914 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. All securities were sold in a private placement exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. The Company received net proceeds of approximately $43.7 million in this offering. The shares of common stock and the shares issuable upon the exercise of warrants sold in this private placement were registered with the SEC on a registration statement which was declared effective on May 10, 2006.

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payment and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of December 31, 2006 or 2005.

Stock Option Plans

With regard to option granting, the Company generally grants options (i) to new employees which become exercisable 25% on the first anniversary of the vesting commencement date and then 1/48th for each month thereafter, and (ii) to existing employees which become exercisable 1/48th the month following the grant date and then at the rate of 1/48th each month thereafter.

1998 Stock Plan and 2001 Stock Plan

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

In October 2001, the Company’s Board of Directors adopted the 2001 Stock Plan, or 2001 Plan, under which shares may be allocated for grant as either incentive stock options or non statutory stock option grants directly from available shares authorized and reserved for issuance under the 1998 Plan. The options vest as determined by the Board of Directors and expire no more than 10 years after the date of grant. The terms of the 2001 Plan are substantially consistent with the 1998 Plan.

Effective in October 2001, any unvested shares repurchased by the Company after that date at their original issue prices will become available for future grant in both plans. Upon the Company’s IPO, no shares were available for grant under the 1998 Plan and the 2001 Plan. As of December 31, 2006 and 2005, 0 and 880 shares, respectively, of common stock purchased upon option exercises are subject to repurchase by the Company.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (the “2005 Plan”). The 2005 Plan is intended to serve as the successor equity incentive program to the 1998 Plan and 2001 Plan. The Company has initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s 1998 Plan or 2001 Plan that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of December 31, 2006, 2,403,773 shares have been granted under the 2005 Plan and 2,760 shares have been issued under this plan.

The number of shares of common stock reserved under the 2005 Plan will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the 2005 Plan was increased by 860,445 shares according to this provision and based on Board approval. The total shares available for future grants under this 2005 Plan as of December 31, 2006 was 396,716. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock per calendar year pursuant to awards under the 2005 Plan.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (“2006 Plan”), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders. Effective January 1, 2007, the Company’s Board of Directors increased the 2006 Plan by an additional 200,000 shares such that the aggregate number of shares of common stock reserved for issuance under the 2006 Plan is 400,000 shares. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of December 31, 2006, 120,000 shares have been granted under the 2006 Plan and no shares have been issued under this plan.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of December 31, 2006, and 2005, 145,632 and 0 shares, respectively, have been issued under the ESPP.

The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2006, the ESPP was increased by 107,556 shares according to this provision and based on Board approval. At December 31, 2006, the total shares reserved for future issuance under the ESPP was 164,865. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 of shares of common stock per calendar year pursuant to awards under the ESPP. No one may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the year ended December 31, 2006 was approximately $359,000.

Warrants

The Company has outstanding warrants to purchase common stock at December 31, 2006:

	Shares	Exercise Price	Expiration
	8,863	$5.50	September 2008
	23,529	4.25	April 2008
	20,800	8.94	December 2009
	41,176	17.00	May 2010
	256,740	9.10	July 2010
	1,046	9.10	September 2015
	164,830	9.10	August 2015
	1,582	9.10	June 2013
	757	9.10	June 2014
	2,173,914	6.21	March 2013
Total	2,693,237

Reserved Shares

As of December 31, 2006, we had reserved shares of common stock for future issuance as follows:

	Shares Available for Future Grant	Shares Outstanding	Total Shares Reserved
Warrants	—	2,693,237	2,693,237
Stock option plans	476,716	3,942,435	4,419,151
Employee stock purchase plan	164,865	—	164,865
Total	641,581	6,635,672	7,277,253

12.   Stock-Based Compensation

Stock-Based Compensation Information under FAS 123R

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2006, 2005, and 2004 was $3.43, $4.05, and $7.95, respectively, using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
	Stock Option Plans
Risk-free interest rate	4.35% - 5.07%	3.58% - 4.40%	4.2%
Dividend yield	0%	0%	0%
Volatility	80.00%	80.00%	0%
Annual forfeiture rate	5.52%	0%	0%
Expected term (years)	5	5	5

The Company recorded $403,378, $1,280,267, respectively, of stock-based compensation expense during the year ended December 31, 2006 related to stock-based awards granted during 2006 and 2005, respectively.

The weighted average estimated fair value of purchase rights under our Employee Stock Purchase Plan (“ESPP”) for the year ended December 31, 2006 was $2.47 per share using the Black-Scholes model with the following assumptions:

	______Year Ended December 31,____
	___2006	_2005
	Employee Stock Purchase Plan
Volatility	80.00%	80.00%
Risk-free interest rate	3.90% - 5.06%	3.90% - 4.32%
Dividend yield	0%	0%
Expected term (years)	0.50 - 1.00	0.50 - 0.67

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

As a result of adopting FAS 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is $1,898,719 larger than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per common share for the year ended December 31, 2006 is $1.13 and $0.07 lower than if the Company had continued to account for stock-based compensation under APB 25.

A summary of stock option transactions for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	1,370,486	$2.46
Options granted	476,729	$2.65
Options exercised	(111,705)	$2.66
Options canceled/forfeited/expired	(55,353)	$1.98
Outstanding at December 31, 2004	1,680,157	$2.55
Options granted	1,389,132	$5.53
Options exercised	(40,666)	$2.59
Awards issued	(2,667)	$—
Options canceled/forfeited/expired	(31,255)	$3.11
Outstanding at December 31, 2005	2,994,701	$3.92
Options granted	1,227,700	$5.11
Options exercised	(126,594)	$2.51
Options canceled/forfeited/expired	(153,372)	$4.86
Outstanding at December 31, 2006	3,942,435	$4.30	8.05	$2,867
Exercisable at December 31, 2006	1,745,149	$3.36	6.59	$2,571

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised is $360,000 and $193,000 for the years ended December 31, 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Range of Exercise Prices	of Shares	(In Years)	Exercise Price	of Shares	Exercise Price
$0.43 to $ 1.28	24,946	2.69	$0.80	24,946	$0.80
$2.55	1,379,556	5.93	$2.55	1,241,400	$2.55
$3.19 to $4.74	173,756	9.25	$4.27	30,064	$3.44
$4.85	749,800	9.78	$4.85	31,201	$4.85
$4.93 to $5.162	129,800	9.50	$5.04	11,745	$5.13
$5.25	1,156,096	8.91	$5.25	328,483	$5.25
$5.50 to $6.35	195,400	9.55	$5.99	30,000	$6.01
$6.40	23,900	9.32	$6.40	—	$—
$7.15	22,400	9.25	$7.15	—	$—
$9.56	86,781	8.43	$9.56	47,310	$9.56
$0.43 to $9.56	3,942,435	8.05	$4.30	1,745,149	$3.36

The Company’s determination of the fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The estimated fair value of shares vested during the year of 2006 was $1,980,000, and was $91,000 for the year of 2005. At December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $7,566,000 and the cost is expected to be recognized over the respective vesting terms of each award through 2010. The weighted average term of the unrecognized stock-based compensation expense is 2.71 years. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in 2006.

Stock Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock compensation is being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock compensation of $723,213 in 2006 under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $304,820 was reversed as of January 1, 2006 due to the adoption of FAS 123R.

As of December 31, 2006, the expected future amortization expense for deferred stock compensation during each of the following periods is as follows:

Year ending December 31,
2007	$679,390
2008	327,214
Total amount to be amortized	$1,006,604

Total Stock-based Compensation Expense

Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to all of the Company’s stock-based awards, including, stock options granted prior to the Company’s IPO which continue to be accounted for under APB 25, is as follows:

Year ended
December 31, 2006
Research and development	$1,245,345
General and administrative	1,524,521
Stock-based compensation expense	$2,769,866

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended. The following table illustrates the effect on net loss and loss per common share for the years ended December 31, 2005 and 2004 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If the Company had recognized the expense of equity programs in the statement of operations, additional paid-in capital would have increased by a corresponding amount. For stock options accounted for under the prospective transition method consisting of those options granted prior to the initial filing of the Company’s Form S-1, no pro forma disclosures have been provided.

	Year Ended December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(115,591,259)	$(20,530,200)
Add: employee stock-based compensation based on the intrinsic value method	1,067,110	424,018
Deduct: total employee stock-based compensation expense determined under the fair value method for all awards	(1,410,646)	(649,089)
Pro forma loss applicable to common stockholders	$(115,934,795)	$(20,755,271)
Net loss per share applicable to common stockholders:
Basic and diluted, as reported	$(17.41)	$(15.77)
Basic and diluted, pro forma	$(17.47)	$(15.94)

13.   Income Taxes

As of December 31, 2006 the Company had federal net operating loss carryforwards of approximately $128.4 million. The Company also had federal research and development tax credit carryforwards of approximately $1.7 million. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. As of December 31, 2006, the Company had a state net operating loss carryforward of approximately $60.0 million, which expires beginning in 2008. The Company also had state research and development tax credit carryforwards of approximately $1.7 million which do not expire.

Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change,” which may occur, for example, as a result of the Company’s initial public offering and other sales of the Company’s stock, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2006 and 2005, the Company had deferred tax assets of approximately $61,666,000 and $49,273,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $12,393,000 and $10,726,000, during the years ended December 31, 2006, and 2005, respectively.

The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pretax loss as follows:

	Year Ended December 31,
	2006	2005	2004
At statutory rate	$(10,620,396)	$(9,349,372)	$(6,980,268)
Current year net operating losses and temporary differences for which no tax benefit is recognized	9,871,419	8,725,909	6,737,902
Other permanent differences	748,977	623,463	242,366
	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$47,259,000	$38,773,000
Deferred revenue	1,328,000	2,843,000
Capitalized research costs	7,535,000	3,087,000
Property and equipment	1,268,000	1,197,000
Accrued liabilities	1,097,000	781,000
Federal and state research credit carryforwards	6,047,000	4,915,000
Gross deferred tax assets	64,534,000	51,596,000
Valuation allowance	(64,534,000)	(51,596,000)
Net deferred tax assets	$—	$—

The 2005 deferred tax assets have been revised to reflect the gross amounts of tax credit carryforwards with the corresponding increase in the valuation allowance.

14.   Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2005	June 30, 2005	Sep. 30, 2005	Dec. 31, 2005
Revenue	$3,097,465	$6,707,653	$1,949,091	$1,954,977	$3,903,093	$4,751,142	$3,344,978	$4,522,637
Net loss	$(8,977,710)	$(4,495,906)	$(8,733,643)	$(9,030,002)	$(4,532,005)	$(12,010,228)	$(93,734,322)	$(5,314,704)
Basic and diluted loss per share applicable to common stockholders	$(0.39)	$(0.15)	$(0.30)	$(0.31)	$(3.28)	$(8.55)	$(44.57)	$(0.25)
Shares used in computing basic and diluted net loss per share applicable to common stockholders	22,968,484	29,256,267	29,333,909	29,386,886	1,379,723	1,404,129	2,103,296	21,493,392

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures:   The Company’s principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)   Management’s Annual Report on Internal Control Over Financial Reporting:   The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective. The Company’s independent registered public accountants, Ernst & Young LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Sunesis Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunesis Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sunesis Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sunesis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 9, 2007

(c)   Changes in Internal Controls over Financial Reporting:   There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of business conduct and ethics which applies to all of our directors, officers and employees. A copy of our code of business conduct and ethics can be found on our website, www.sunesis.com in the section titled “Investors and Media” under the subsection titled “Corporate Governance.”  To the extent required by law or Nasdaq rules, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the corporate governance page of the investor relations section of our website in accordance with SEC rules. Stockholders may download a copy of the Code of Business Conduct and Ethics from our website.

All additional information required by this item is incorporated by reference to our Definitive Proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.         EXHIBIT, FINANCIAL STATEMENT SCHEDULES

(a)          Exhibits and Financial Statement Schedules:

(1)          Financial Statements

See the “Index to Financial Statements” in Part II Item 8 of this report.

(2)          Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(3)          Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following signature page of this report.

(b)         Exhibits:

See Item 15(a)(3) above.

(c)          Financial Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

SUNESIS PHARMACEUTICALS, INC.
By:	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Senior Vice President, Corporate Development
and Finance, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JAMES W. YOUNG, PH.D.	Executive Chairman of the Board	March 15, 2007
James W. Young, Ph.D.
/s/ DANIEL N. SWISHER, JR.	President, Chief Executive Officer and	March 15, 2007
Daniel N. Swisher, Jr.	Director (Principal Executive Officer)
/s/ ERIC H. BJERKHOLT	Senior Vice President, Corporate Development	March 15, 2007
Eric H. Bjerkholt	and Finance, Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)
/s/ ANTHONY B. EVNIN, PH.D.	Director	March 15, 2007
Anthony B. Evnin, Ph.D.
/s/ STEPHEN P.A. FODOR, PH.D.	Director	March 15, 2007
Stephen P.A. Fodor, Ph.D.
/s/ MATTHEW K. FUST	Director	March 15, 2007
Matthew K. Fust
/s/ STEVEN D. GOLDBY	Director	March 15, 2007
Steven D. Goldby
/s/ JONATHAN S. LEFF	Director	March 15, 2007
Jonathan S. Leff
/s/ HOMER L. PEARCE, PH.D.	Director	March 15, 2007
Homer L. Pearce
/s/ DAVID C. STUMP, M.D.	Director	March 15, 2007
David C. Stump, M.D.
/s/ JAMES A. WELLS, PH.D.	Director	March 15, 2007
James A. Wells, Ph.D.

EXHIBIT INDEX

Exhibit Number	Description
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
10.1*

1998 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.2*	2001 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.3*	2005 Equity Incentive Award Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.4*	Employee Stock Purchase Plan and Enrollment Form (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.5*

Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.6*

Executive Severance Benefits Agreement, dated August 4, 2005, by and between the Registrant and Daniel N. Swisher, Jr. (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.7*

Executive Severance Benefits Agreement, dated November 1, 2006, by and between the Registrant and Daryl B. Winter, Ph.D. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 7, 2006).

10.8*

Executive Severance Benefits Agreement, dated August 5, 2005, by and between the Registrant and James W. Young, Ph.D. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.9*

Executive Severance Benefits Agreement, dated August 8, 2005, by and between the Registrant and Daniel C. Adelman, M.D. (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.10*

Executive Severance Benefits Agreement, dated August 12, 2005, by and between the Registrant and Eric H. Bjerkholt (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.11*	Bonus Program (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.12*

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

10.24†

Collaboration Agreement, dated December 18, 2002, by and between the Registrant and Biogen, Inc. (now Biogen Idec MA Inc.) (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.25†

Amendment No. 1 to Collaboration Agreement, dated June 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.26†

Amendment No. 2 to Collaboration Agreement, dated September 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.27†

Collaboration Agreement, dated August 25, 2004, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.28†

Collaboration Agreement, dated May 3, 2002, by and between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.29†

Amendment to Collaboration Agreement, dated December 15, 2002, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.30†

Notice of Extension and Second Amendment to Collaboration Agreement, dated December 15, 2003, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.31†

Third Amendment to Collaboration Agreement, dated December 22, 2004, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.32†

License and Collaboration Agreement, dated February 12, 2003, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.33†

License and Research Collaboration Agreement, dated July 22, 2004, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.34†

License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.) (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.35†

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

10.43	Amended and Restated 2006 Employment Incentive Commencement Plan.
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
10.47†

Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California.

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

†                    Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.