Form 10-Q
period 2007-03-31
SUNESIS PHARMACEUTICALS INC
filed 2007-05-09
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to ______________

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

The Registrant had 29,481,964 shares of Common Stock, $0.0001 par value per share, outstanding as of April 30, 2007.

Sunesis Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUNESIS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$11,005,836	$6,075,449
Marketable securities	42,117,157	57,029,199
Prepaids and other current assets	1,468,314	1,082,817
Total current assets	54,591,307	64,187,465

Property and equipment, net	4,824,551	4,728,929
Deposits and other assets	359,974	359,974
Total assets	$59,775,832	$69,276,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,731,885	$2,477,656
Accrued compensation	1,609,254	2,323,742
Other accrued liabilities	2,016,851	961,766
Current portion of deferred revenue	2,031,311	2,260,478
Current portion of equipment financing	862,088	885,273
Total current liabilities	8,251,389	8,908,915

Non current portion of deferred revenue	705,660	1,143,159
Non current portion of equipment financing	977,131	955,695
Deferred rent and other non-current liabilities	1,478,813	1,464,902

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,473,297 shares issued and outstanding at March 31, 2007; 100,000,000 shares authorized, 29,443,079 shares issued and outstanding at December 31, 2006	2,947	2,944
Additional paid-in capital	298,822,087	298,073,896
Deferred stock-based compensation	(834,123)	(1,006,604)
Accumulated other comprehensive loss	(13,872)	(21,376)
Accumulated deficit	(249,614,200)	(240,245,163)
Total stockholders’ equity	48,362,839	56,803,697

Total liabilities and stockholders’ equity	$59,775,832	$69,276,368

Note 1:	The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(unaudited)
Revenue:
Collaboration revenue	$229,167	$1,370,705
Collaboration revenue from related party	2,037,099	1,688,859
License revenue	250,000	—
Grant and fellowship revenue	—	37,901
Total revenues	2,516,266	3,097,465

Operating expenses:
Research and development	9,307,478	9,716,095
General and administrative	3,296,147	2,681,571
Total operating expenses	12,603,625	12,397,666

Loss from operations	(10,087,359)	(9,300,201)

Interest income	769,626	546,153
Interest expense	(52,043)	(225,552)
Other income, net	739	1,890
Net loss	$(9,369,037)	$(8,977,710)

Basic and diluted loss per share	$(0.32)	$(0.39)

Shares used in computing basic and diluted loss per share	29,457,247	22,968,484

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,369,037)	$(8,977,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427,892	386,623
Stock-based compensation expense	848,203	684,297
Non-cash research and development expense	—	1,999,999
Changes in operating assets and liabilities:
Prepaids and other current assets	(385,497)	331,562
Accounts payable	(745,771)	(185,036)
Accrued compensation	(714,488)	(634,359)
Other accrued liabilities	1,055,085	(321,399)
Deferred rent and other non-current liabilities	13,911	31,746
Deferred revenue	(666,666)	(1,808,204)
Net cash used in operating activities	(9,536,368)	(8,492,481)

Cash flows from investing activities
Purchases of property and equipment	(523,514)	(1,038,084)
Purchases of marketable securities	(17,017,531)	(3,925,280)
Maturities of marketable securities	31,937,077	8,575,987
Net cash provided by investing activities	14,396,032	3,612,623

Cash flows from financing activities
Proceeds from borrowings under equipment financing	252,533	—
Payments on equipment financing	(254,282)	(341,331)
Proceeds from issuance of common stock and exercise of options, net of repurchases	72,472	43,824,455
Net cash provided by financing activities	70,723	43,483,124

Net increase in cash and cash equivalents	4,930,387	38,603,266
Cash and cash equivalents at beginning of period	6,075,449	17,704,465
Cash and cash equivalents at end of period	$11,005,836	$56,307,731

Supplemental disclosure of cash flow information
Interest paid	$52,043	$75,163
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$(2,533)	$(352,638)
Issuance of common stock for in-licensing agreement	$—	$1,999,999

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. The Company’s initial public offering (“IPO”) was completed in September 2005. Sunesis is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel, small molecule therapeutics for oncology and other unmet medical needs. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital. In January 2007, the Company formed a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

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

Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet at December 31, 2006 was derived from the audited financial statements at that date. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other interim period.

These unaudited, condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, less the weighted average unvested common shares subject to repurchase. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding, less the weighted average unvested common shares outstanding which are subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purpose of this calculation, options to purchase stock, and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended March 31,
	2007	2006
Numerator:
Net loss	$(9,369,037)	$(8,977,710)

Denominator:
Weighted-average common shares outstanding	29,457,247	22,968,484
Less: Weighted-average unvested common shares subject to repurchase	—	—
Denominator for basic and diluted loss per share applicable to common stockholders	29,457,247	22,968,484
Basic and diluted loss per share applicable to common stockholders	$(0.32)	$(0.39)

Outstanding securities not included in diluted loss per share calculation:
Options to purchase common stock	3,965,988	2,937,830
Warrants	2,693,237	2,700,296
	6,659,225	5,638,126

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company includes in other comprehensive income (loss) unrealized gains and losses on marketable securities. Comprehensive loss is as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(9,369,037)	$(8,977,710)

Change in unrealized gain on marketable securities	7,504	27,013
Comprehensive loss	$(9,361,533)	$(8,950,697)

Accumulated other comprehensive loss consists of the following:

	March 31,	December 31,
	2007	2006
Unrealized holding loss on marketable securities	$(13,872)	$(21,376)

Employee Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”).

FAS 123R

Employee stock-based compensation expense related to all of the Company’s share-based awards, including stock options granted prior to the Company’s IPO which continue to be accounted for under APB 25, is as follows:

	Three months ended March 31,
	2007	2006
Research and development	$364,893	$283,638
General and administrative	481,691	336,364
Stock-based compensation	$846,584	$620,002

Valuation Assumptions

We use the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions (annualized percentages):

	Three months ended March 31,
	2007	2006
Volatility	68.50%	80.00%
Risk-free interest rate	4.66%	4.63%
Dividend yield	0.00%	0.00%
Expected term (years)	5.06	5.00

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2007 and 2006 was $2.68 and $4.36 per share, respectively, using the Black-Scholes model. The Company recorded $3,000 and $1,000, respectively, in stock-based compensation expense during the three months ended March 31, 2007 and 2006, respectively, related to stock-based awards granted during the first three months of 2007 and 2006, respectively.

The weighted average estimated fair value of purchase rights under our Employee Stock Purchase Plan (“ESPP”) for the three months ended March 31, 2007 and 2006 was $2.03 and $2.95 per share, respectively, using the Black-Scholes model with the following assumptions:

	Three months ended March 31,
	2007	2006
Volatility	80.00%	80.00%
Risk-free interest rate	4.87 - 5.06%	4.00%
Dividend yield	0.00%	0.00%
Expected term (years)	0.5 - 1.0	0.5 - 1.0

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its peer group in the same industry. The expected term of the employees’ purchase rights is equal to the purchase period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The post-vesting forfeiture rate is derived from the Company’s historical option cancellation information.

Stock-based Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock-based compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock -based compensation is being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock-based compensation of $0.17 million and $0.19 million, respectively, in the three months ended March 31, 2007 and 2006 under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $0.3 million was reversed as of January 1, 2006 due to the adoption of FAS 123R.

As of March 31, 2007, the expected future amortization expense for deferred stock-based compensation during each of the following periods is as follows:

Year ending December 31,
2007 remaining period	$508,019
2008	326,104
Total amount to be amortized	$834,123

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There was no impact on the Company’s financial statements upon adoption. Because of Company’s historical net operating losses, it have not been subject to income tax since inception. There were no unrecognized tax benefits during all the periods presented.

We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

2.  License Agreements

The Regents of the University of California

In December 1998, the Company entered into an exclusive license agreement with The Regents of the University of California (the “Regents”) for rights to certain technology to identify small molecule drug leads. The agreement provides the Company with an exclusive license to develop, make, use, and sell products derived from the licensed technology, and will continue for the life of the last-to-expire patent. To date, the licensed technology has produced two issued patents, U.S. patent Nos. 6,344,330 and 6,344,334, which are both due to expire on March 27, 2018. Because the Company no longer uses the licensed technology, none of the Company’s preclinical or clinical compound originates from the licensed technology. The Company has not received written notice from the Regents to terminate or amend the agreement and the Company continues to provide the Regents status reports of the state of the licensed technology. The Company also continues to maintain patents and patent applications that cover the licensed technology because of its belief that some aspects of the licensed technology may provide some value in the future.

Dainippon Sumitomo Pharma

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“Dainippon”) to acquire exclusive worldwide development and marketing rights for Dainippon’s anti-cancer compound, referred to as SNS-595.

In addition to payments already made as of December 31, 2006, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of SNS-595 for cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market SNS-595. As of December 31, 2005, the Company accrued a $0.5 million milestone payment upon commencement of Phase 2 clinical trials as research and development expense. This milestone payment was made in February 2006.

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for BMS’ anti-cancer compound, referred to as SNS-032.

Under the terms of this agreement, the Company made an up-front $8.0 million equity payment through the issuance of 445,663 shares of the Company’s Series C-2 preferred stock, which converted into 879,094 shares of common stock upon the Company’s IPO in September 2005. This amount was included in research and development expense for the year ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. The Company may in the future be required to make a series of milestone payments of up to $29.0 million in cash, equity or any combination thereof to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may be required to make a series of development and commercialization milestone payments totaling up to $49.0 million in cash, equity or any combination thereof, as well as royalty payments based on any future product net sales. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future CDK inhibitors derived from related intellectual property. In February 2006, upon commencement of a Phase 1 clinical trial, the Company made a $2.0 million milestone payment through the issuance of 404,040 shares of the Company’s common stock, which was recorded as R&D expense.

The University of California, San Francisco

In August 2005, and amended in April 2006, the Company entered into research and license agreements with the University of California, San Francisco (“ UCSF”), that allows UCSF a limited license to use Tethering® for academic purposes. UCSF intends to leverage Tethering® to identify novel, small molecule drug candidates. In return, the Company received an exclusive royalty-free license to any improvements to Tethering® or fragment libraries that emerge from UCSF’s research. In the event that any small molecules are discovered using Tethering®, the Company will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or any other drug target on which the Company is currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was a founder of our company and is a member of our board of directors.

SARcode, Inc.

In March 2006, and amended in December 2006, the Company entered into a license agreement with SARcode, Inc. (“SARcode”), a privately-held biopharmaceutical company, that provides SARcode an exclusive, worldwide license to all of the Company’s LFA-1 patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. The Company had previously discontinued the LFA-1 inhibitor program, which is outside of the Company’s strategic focus on discovering and developing novel small molecule therapeutics to treat cancer.

Pursuant to the license agreement, in January 2007 the Company received a $0.25 million license fee, which was recorded as revenue, and a $0.25 million note convertible into preferred stock of SARcode in certain circumstances. The Company did not record the $0.25 million note receivable from SARcode which is due in 2012 due to uncertainty of collectibility. In addition to cash and convertible note already received, the Company may receive up to $1.0 million in license fees and convertible notes, $31.0 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

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

Under the terms of the agreement, the Company received a non-refundable and non-creditable technology access fee of $500,000 in February 2003, and certain research funding to be paid in advance quarterly. The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from J&J PRD based on future product sales. On December 15, 2002, the Company and J&J PRD amended the collaboration to increase the number of J&J PRD funded full-time equivalents for 2003. In December 2002, J&J PRD also made the first milestone payment of $0.25 million to the Company for the delivery of a novel lead series of compounds. On December 15, 2003, the Company and J&J PRD again amended the collaboration to extend the research funding for one additional year from May 3, 2004 through May 2, 2005. On December 22, 2004, the Company and J&J PRD amended the collaboration to extend the research funding from May 3, 2005 until December 31, 2005. The research funding portion of the agreement expired on December 31, 2005. Costs associated with research and development activities attributable to this agreement approximate the research funding recognized.

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

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $3.0 million, which is being recognized as revenue over the 30-month term of the agreement and the one-year option period. In addition, the Company started receiving quarterly maintenance fees of $0.36 million commencing April 1, 2004, and the Company may in the future receive research and development milestones of up to $60.5 million and royalty payments based on total annual future product sales. In certain circumstances, such as the cessation of the development of particular compounds, milestone payments received may be credited against future milestone payments with respect to compounds directed to the same target as the discontinued compound. As such, the Company recognizes the milestones received as revenue ratably over the remaining term of the agreement. On June 18, 2005, the one-year option was not exercised by Biogen Idec and the research term of this agreement was completed. Accordingly, the remaining deferred revenue of $0.82 million was recognized in the second quarter of 2005.

Concurrent with the signing of the agreement, Biogen Idec made a $6.0 million equity investment and purchased shares of the Company’s Series C-1 preferred stock. Biogen Idec had also agreed to loan the Company up to $4.0 million with a drawdown period of ten calendar quarters beginning on January  1, 2003 and ending on June 30, 2005. The principal and accrued interest of each draw is due five years from the date of advance of each draw and bear interest at three percent above LIBOR (LIBOR was 1.46% at December 31, 2003, and 3.10% at December 31, 2004) to be paid quarterly. As of December 31, 2003 and 2004 and September 30, 2005, the Company had drawn $1.6 million, $3.2 million and $4.0 million, respectively, with $2.4 million, $0.8 million and none, respectively, available for future draws. On September 30, 2005, this loan was repaid in full with interest.

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

One of the kinase targets in the collaboration is Raf, and the Company’s Raf program was folded into the collaboration. Under the terms of the agreement, the Company received a $7.0 million upfront nonrefundable and noncreditable technology access fee, which is being recognized as revenue over an initial four-year research term. In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec is entitled to pay to the Company an additional technology access fee specified in the agreement. In addition, the Company is obligated to receive quarterly research funding of $1.2 million, subject to inflation adjustments, to be paid in advance to support some of its scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration. In April 2006, the Company received a $0.5 million milestone payment from Biogen Idec for meeting certain preclinical milestone related to Raf program, and the Company recorded it as revenue.

Concurrent with the signing of the agreement, Biogen Idec made a $14.0 million equity investment by purchasing shares of the Company’s Series C-2 preferred stock.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”) entered into a research collaboration to identify and optimize inhibitors of beta-amyloid converting enzyme (“BACE”), which is believed to play a key role in Alzheimer’s disease. This collaboration had an initial three-year research term and a one-year option period. In November 2005, the one-year option was not exercised by Merck and the research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement ending February 2006. However, the Company retains the right to earn milestone payments and royalties on any compound that results from the collaboration. In June 2006, the Company received a $4.25 milestone payment from Merck for meeting certain preclinical milestones related to BACE.

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

Under the terms of the agreement, the Company received an upfront, nonrefundable and noncreditable technology access fee of $2.3 million, which is being recognized as revenue over an initial three-year research term, is entitled to receive annual license fees aggregating $0.95 million and may receive payments based on the achievement of development milestones of up to $22.1 million. In addition, the Company is entitled to receive royalty payments based on net sales for any products resulting from the collaboration. Merck receives an exclusive worldwide license to any products resulting from the collaboration.

In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended March 31,
	2007	2006
Merck	$229,167	$1,370,705
Biogen Idec-related party	2,037,099	1,688,859
Total collaboration revenue	$2,266,266	$3,059,564

4.  Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. As of March 31, 2007, the Company had drawn a total of $9.5 million under various credit lines under the financing agreement and the outstanding balance was $1.8 million, which bears interest at rates ranging from 7.4% to 10.61% per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed.

In conjunction with a previous credit line of $2.5 million under the GECC agreement, the Company issued warrants to the financing company to purchase shares of the Company’s Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the IPO. The fair value of the warrants issued is insignificant, as determined using the Black-Scholes options pricing model, and is being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement.

As of March 31, 2007 and December 31, 2006, the Company was in compliance with all covenants in the GECC loan agreement.

In August 2005, the Company entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which the Company may borrow up to $15.0 million. The Company did not borrow any monies under this loan facility and this facility has expired. In conjunction with this transaction, the Company issued warrants to the lenders to purchase up to 164,830 shares of common stock at a price of $9.10 per share. These warrants are currently exercisable for 82,415 shares of common stock and none of the remaining shares covered by the warrants will vest or become exercisable. The Company also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement.

The fair value of the warrants issued is $0.5 million, as determined using the Black-Scholes options pricing model, and are being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This prepaid interest was fully amortized as of December 31, 2006.

5 .Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. As of March 31, 2007, management is not aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

7. Employee Benefit Plans

Stock Option Plans

With regard to option granting, the Company generally grants options (i) to new employees which become exercisable 25% on the first anniversary of the vesting commencement date and then 1/48th for each month thereafter, and (ii) to existing employees which become exercisable 1/48th the month following the grant date and then at the rate of 1/48th each month thereafter.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (the “2005 Plan”). The 2005 Plan is intended to serve as the successor equity incentive program to the 1998 Plan and 2001 Plan. The Company has initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s 1998 Plan or 2001 Plan that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of March 31, 2007, 2,450,606 shares have been granted under the 2005 Plan and 2,760 shares have been issued under this plan.

The number of shares of common stock reserved under the 2005 Plan will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) a lesser amount determined by the Board of Directors. The 2005 Plan was increased by 860,445 shares on January 1, 2006 and by 1,082,352 shares on January 1, 2007 according to this provision and based on Board approval. The total shares available for future grants under this 2005 Plan as of March 31, 2007 was 1,440,337. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock per calendar year pursuant to awards under the 2005 Plan.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (“2006 Plan”), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders. Effective January 1, 2007, the Company’s Board of Directors increased the 2006 Plan by an additional 200,000 shares such that the aggregate number of shares of common stock reserved for issuance under the 2006 Plan is 400,000 shares. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of March 31, 2007, 135,000 shares have been granted under the 2006 Plan and no shares have been issued under this plan.

A summary of stock option transactions for all stock option plans follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	3,942,435	$4.30
Options granted	64,500	$4.40
Options exercised	(30,178)	$2.40
Options canceled/forfeited/expired	(10,769)	$5.15
Balance at March 31, 2007	3,965,988	$4.31	7.86	$2,778
Exercisable at March 31, 2007	1,898,379	$3.51	6.58	$2,552

The following table summarizes outstanding and exercisable options as of March 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of 3/31/07	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 3/31/07	Weighted Average Exercise Price

$ 0.43- $ 1.28	21,417	2.35	$0.72	21,417	$0.72
$ 2.55	1,351,074	5.68	$2.55	1,248,742	$2.55
$ 3.19 - $ 4.74	238,256	9.26	$4.31	37,815	$3.59
$ 4.85	747,174	9.54	$4.85	77,949	$4.85
$ 4.93 - $ 5.162	128,029	9.26	$5.04	13,633	$5.13
$ 5.25	1,152,733	8.67	$5.25	397,891	$5.25
$ 5.50 - $ 6.35	195,400	9.30	$5.99	45,650	$6.01
$ 6.40	23,900	9.08	$6.40	-	$-
$ 7.15	22,400	9.00	$7.15	5,600	$7.15
$ 9.56	85,605	8.18	$9.56	49,682	$9.56
$ 0.43 - $ 9.56	3,965,988	7.86	$4.31	1,898,379	$3.51

The Company’s determination of the fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three months ended March 31, 2007 and 2006 was approximately $0.17 million and $0.15 million, respectively. The estimated fair value of shares vested during the three months ended March 31, 2007 and 2006 was $0.58 million and $0.47 million, respectively. At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $7.0 million and the cost is expected to be recognized over a weighted average period of 2.64 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $0.07 million and $0.17 million, respectively. The Company recorded cash received from the exercise of stock options of $0.07 million and $0.13 million, respectively during the three months ended March 31, 2007 and 2006, respectively. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three months ended March 31, 2007 and 2006.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of March 31, 2007, 145,632 shares have been issued under the ESPP.

The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. The ESPP was increased by 107,556 shares on January 1, 2006 and by 135,294 shares on January 1, 2007 according to this provision and based on Board approval. At March 31, 2007, the total shares reserved for future issuance under the ESPP was 300,159. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 of shares of common stock per calendar year pursuant to awards under the ESPP. No one may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three months ended March 31, 2007 was approximately $0.06 million.

8. Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007.

9. Subsequent Event

In April 2007, the Company earned a $1.0 million payment from Merck & Co., Inc. for meeting a preclinical milestone in the companies' collaboration to develop oral small molecule inhibitors of BACE. This payment was received in May 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

As of April 30, 2007, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. As of March 31, 2007, we had received an aggregate of approximately $76.0 million in cash from our current and former collaboration and licensing partners in the form of stock purchase proceeds and fees from our current and former collaboration partners.

Since our inception, we have generated significant losses. As of March 31, 2007, we had an accumulated deficit of $249.6 million, including a deemed dividend of $88.1 million recorded in conjunction with our IPO in September 2005. We expect our net losses to increase primarily due to our anticipated clinical trial activities.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, most of our revenue has consisted of collaboration revenue and grant and fellowship revenue. In the three months ended March 31, 2007, we received $0.25 million from SARcode, which was recognized as license revenue.

Collaboration Revenue.   We generate revenue primarily through our collaborations. We currently have four ongoing research-based collaborations. These collaborations include a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue for the three months ended March 31, 2007 and 2006 from each of our collaboration partners.

	Three months ended March 31,
	2007	2006
Merck	$229,167	$1,370,705
Biogen Idec-related party	2,037,099	1,688,859
Total collaboration revenue	$2,266,266	$3,059,564

Collaboration revenue decreased from $3.1 million for the three months ended March 31, 2006 to $2.3 million for the same period in 2007, primarily due to a decrease in collaboration revenue from Merck resulting from the termination of the research phase of the BACE collaboration, partially off-set by a $0.35 million increase in revenue from Biogen Idec due to an increase in the number of our employees engaged in the collaboration and paid for by Biogen Idec. We expect that revenue from reimbursed research services will decrease for 2007 compared to prior years due to the completion of the research phases of the Cathepsin S collaboration and the BACE collaboration. Though the research phase of these collaborations has been completed, we will continue to be eligible to earn milestone payments and royalties on any compounds that result from the collaborations.

Grant and Fellowship Revenue.   We recognized no grant and fellowship revenue during the first three months ended March 31, 2007 compared to $0.04 million from the same period in 2006. Grant and fellowship revenue is recognized as we perform services under the applicable grant. As of March 31, 2007, we had been awarded $5.4 million, and had recognized as revenue $3.2 million, in federal grants under the Small Business Innovation Research (“SBIR”) program. In addition, we have recognized revenue from other grants and fellowships. We have not received any grant since the first quarter of 2006 and we do not plan to perform any additional work under our SBIR grants in the foreseeable future.

Research and Development Expense Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including Phase 1 and Phase 2 clinical trial costs for SNS-595 and Phase 1 clinical trial costs for SNS-032, to develop our proprietary fragment-based Tethering® drug discovery approach, to develop in-house research and preclinical study capabilities, to discover and advance product candidates toward clinical trials, including our SNS-314 Aurora kinase program, and in connection with in-licensing activities. We expense all research and development costs as they are incurred. The table below sets forth our research and development expense for the three months ended March 31, 2007 and 2006 for our product candidate programs:

	Three months ended March 31,
	2007	2006
	(in thousands)
SNS-595	$3,025	$1,471
SNS-032	862	475
SNS-032 - milestone payment to BMS	—	2,000
SNS-314	1,330	1,110
Other kinase inhibitors	3,185	3,014
Discovery and New Technology	878	1,219
Other programs	27	427
Total	$9,307	$9,716

Research and development expense decreased from $9.7 million for the three months ended March 31, 2006 to $9.3 million for the same period in 2007. The 2006 period included a $2.0 million milestone payment to Bristol Myers Squibb (“BMS”). Net of this payment, research and development expenses increased from $7.7 million for the three months ended March 31, 2006 to $9.3 million for the same period in 2007. This increase is primarily due to (i) a $1.6 million increase in spending on development of our lead program SNS-595, (ii) a $0.39 million increase in spending on the development of our CDK inhibitor SNS-032 and (iii) a $0.22 million increase in spending for the development of our Aurora inhibitor program SNS-314, partially offset by reduced spending on discovery and new technologies and other programs.

We expect to incur a significant increase in research and development expense over the next several years, only a portion of which we expect to be funded by our collaboration partners. As SNS-595, SNS-032 and SNS-314 progress through the clinical development stage and we bring additional product candidates into clinical trials, our spending will further increase. In addition, under our August 2004 collaboration with Biogen Idec, we have an option to co-fund a portion of the development costs of product candidates for up to two targets that may result from this collaboration. Our decision to exercise this option would materially increase our research and development expense.

General and Administrative Expense.

Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities, management, legal, including intellectual property management, and general administration and non-cash stock -based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. General and administrative expense was $3.3 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. This $0.6 million increase is due to (i) a $0.25 million increase in payroll and related expenses, including a $0.14 million increase in non-cash stock-based compensation expense due to options granted to employees in 2006, (ii) a $0.19 million increase in other personnel expenses, and (iii) a $0.18 million increase in office and facilities related expenses.

We expect that our general and administrative expense will continue to increase in subsequent periods due to these requirements and to increasing personnel and infrastructure expenses as we advance our product candidates.

Interest Income.   Interest income increased from $0.55 million for the three months ended March 31, 2006 to $0.77 million for the three months ended March 31, 2007, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities resulting from cash received pursuant to a private placement of our common stock and warrants to purchase our common stock (“2006 PIPE Financing”) in March 2006.

Interest Expense.   Interest expense decreased from $0.23 million for the three months ended March 31, 2006 to $0.05 million for the same period in 2007 due to lower outstanding debt obligations in 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $53.1 million and outstanding equipment financing of $1.8 million. In March 2006, we raised net proceeds of $43.7 million through a private placement of 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock . The purchase price for the common stock and the exercise price for the warrants is $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. The SEC issued an order declaring the registration statement for the 2006 PIPE Financing effective on May 10, 2006. Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, research grants and debt financings.

Cash Flow

Net cash used in operating activities was $9.5 million and $8.5 million for the three months ended March 31, 2007 and 2006, respectively. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization, deferred revenue and stock-based compensation expense, and for the first three months ended March 31, 2006, a $2.0 million non-cash milestone payments to BMS.

Net cash provided by investing activities was $14.4 million and $3.6 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The cash provided during the three months ended March 31, 2007 was primarily attributable to the net maturities of $14.9 million of securities, partially offset by the purchase of property and equipment totaling $0.5 million. Net cash provided by investing activities during the three months ended March 31, 2006 was related to the net maturities of $4.7 million of securities, partially off-set by the purchase of property and equipment of $1.0 million. Our investing activities for these periods consisted primarily of the management of proceeds from our sales of common and preferred stock.

Net cash provided by financing activities was $0.07 million and $43.5 million for the three months ended March 31, 2007 and 2006, respectively. Our financing activities for the 2007 period consisted primarily of $0.07 million in proceeds from stock option exercises and $0.25 million pursuant to an equipment loan, offset by the net repayment of $0.25 million in equipment loans related to capital equipment purchases in prior periods. Our financing activities for the first quarter of 2006 consisted primarily of the issuance of 7,246,377 shares of common stock and warrants to purchase additional 2,173,914 shares of common stock for net proceeds of $43.7 million in a private placement which closed on March 17, 2006, partially off-set by the repayment of equipment loan of $0.34 million.

Credit and Loan Arrangements

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. As of March 31, 2007, the Company had drawn a total of $9.5 million under various credit lines under the financing agreement and the outstanding balance was $1.8 million, which bears interest at rates ranging from 7.4% to 10.61% per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed.

In conjunction with a previous credit line of $2.5 million under the GECC agreement, the Company issued warrants to the financing company to purchase shares of the Company’s Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the IPO. The fair value of the warrants issued is insignificant, as determined using the Black-Scholes options pricing model, and is being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement.

In August 2005, we entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which we may borrow up to $15.0 million. We did not borrow any monies under this loan facility and this facility has expired. In conjunction with this transaction, we issued warrants to the lenders to purchase up to 164,830 shares of common stock at a price of $9.10 per share, half of which are currently exercisable. These warrants are currently exercisable for 82,412 shares of common stock and none of the remaining warrants will vest or become exercisable. We also granted the lenders registration rights under our Eighth Amended and Restated Investor Rights Agreement.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. For 2006 and the first three months of 2007, we maintained an investment portfolio primarily in money market funds and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest risk arising from our investments.

All of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The initial public offering of 6,051,126 shares of our common stock was effected through a registration statement on Form S-1 (Reg. No. 333-121646) which was declared effective by the SEC on September 27, 2005. We issued 6,000,000 shares on September 30, 2005 for gross proceeds of $42.0 million. We issued an additional 51,126 shares on November 1, 2005 for gross proceeds of $0.36 million in connection with the underwriters’ partial exercise of their over-allotment option. We paid the underwriters a commission of $3.0 million and incurred additional offering expenses of approximately $2.2 million. After deducting the underwriters’ commission and the offering expenses, the registrant received net proceeds of approximately $37.2 million.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.48
Amended and Restated Consulting Agreement, effective August 8, 2005, by and between the Registrant and James A. Wells, Ph. D., as amended by the Amendment to the Amended and Restated Consulting Agreement, effective December 21, 2005.

10.49	Consulting Agreement, dated August 17, 2006, by and between the Registrant and Homer L. Pearce, Ph. D.

10.50	Consulting Agreement, dated September 2, 2006, by and between the Registrant and David C. Stump, M. D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Senior Vice President, Corporate Development and Finance, Chief Financial Officer

Date: May 9, 2007

EXHIBIT INDEX

Exhibit Number	Description

10.48
Amended and Restated Consulting Agreement, effective August 8, 2005, by and between the Registrant and James A. Wells, Ph. D., as amended by the Amendment to the Amended and Restated Consulting Agreement, effective December 21, 2005.

10.49	Consulting Agreement, dated August 17, 2006, by and between the Registrant and Homer L. Pearce, Ph. D.

10.50	Consulting Agreement, dated September 2, 2006, by and between the Registrant and David C. Stump, M. D.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.