Form 10-K/A
period 2006-12-31
SUNESIS PHARMACEUTICALS INC
filed 2007-05-23
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

(650) 266-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:1	1Name of Each Exchange on Which Registered:1
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price for such stock on June 30, 2006, was $148,602,666.

The total number of shares outstanding of the Registrant’s common stock, $0.0001 par value per share, as of March 1, 2007, was 29,459,157.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2007 pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report.

SUNESIS, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2006

Explanatory Note to Form 10-K Amendment No. 1

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) of Sunesis Pharmaceuticals, Inc. is being filed to amend Item 5 of Part II, Item 12 of Part III and Item 15 of Part IV of the Form 10-K and the Exhibit Index to file Exhibits 3.1, 3.2, 10.48, 10.49, 31.1 and 31.2.

No other changes have been made to Item 5 of Part II, Item 12 of Part III, Item 15 of Part IV and the Exhibit Index.

PART III

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 9, 2007, information regarding beneficial ownership of our capital stock by:

•       each person, or group of affiliated persons, known by us to beneficially own more than 5% of our voting securities;

•       each of our named executive officers;

•       each of our directors; and

•       all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the SEC’s rules and generally includes voting or investment power with respect to securities as well as shares of common stock subject to options or warrants exercisable within 60 days of February 9, 2007. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Sunesis Pharmaceuticals, Inc., 341 Oyster Point Boulevard, South San Francisco, California 94080.

Name of Beneficial Owner	Shares Owned (1)	Shares Issuable Pursuant to Options and Warrants Exercisable Within 60 days of February 9, 2007	Total of Shares Beneficially Owned	Percent
Named Executive Officers:
Daniel N. Swisher, Jr.	32,325	359,067	391,392	1.3%
Eric H. Bjerkholt	2,567	122,720	125,287	*
Daniel C. Adelman, M.D.	2,658	123,897	126,555	*
Daryl B. Winter, Ph.D.(2)	73,185	87,278	160,463	*
James W. Young, Ph.D.(3)	248,631	140,367	388,998	1.3
Directors, not including CEO and Executive Chairman:
Anthony B. Evnin, Ph.D.(4)	1,141,744	7,500	1,149,244	3.9
Stephen P.A. Fodor, Ph.D.	_	41,030	41,030	*
Matthew K. Fust	_	33,088	33,088	*
Steven D. Goldby	_	41,030	41,030	*
Jonathan S. Leff	3,626,879(5)	249,046(6)	3,875,925	13.0
Homer L. Pearce, Ph.D.	_	_	_	*
David C. Stump, M.D.	_	_	_	*
James A. Wells, Ph.D.(7)	320,882	153,383	474,265	1.6
All directors and executive officers as a group (13 persons)	5,448,871	1,358,406	6,807,277	22.1%
5% Stockholders
Entities affiliated with Alta Partners	1,932,464(8)	579,739(9)	2,512,203	8.4%
Biogen Idec(10)	2,912,022	_	2,912,022	9.9
Entities affiliated with Credit Suisse First Boston(11)	3,406,490	_	3,406,490	11.6
Entities affiliated with Deerfield	1,744,006(12)	483,092(13)	2,227,098	7.4
Entities affiliated with Warburg Pincus	3,626,875(5)	241,546(6)	3,868,421	13.0
FMR Corporation (Fidelity Management & Research Corp.)	1,790,000	_	1,790,000	6.1%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)
This table is based upon information provided to us by our executive officers and directors and upon information about principal stockholders known to us based on Schedules 13G and 13D filed with the SEC. Unless otherwise indicated in the relevant footnote to this table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages of beneficial ownerships are based on 29,453,510 shares of our common stock outstanding as of February 9, 2007, adjusted as required by SEC’s rules. Includes shares of common stock subject to a right of repurchase within 60 days of February 9, 2007 in the event the holder ceases to provide services to us.

(2)	On April 17, 2007, Dr. Winter tendered his resignation, effective as of May 17, 2007, as Senior Vice President of Intellectual Property of our company.

(3)	Includes 11,765 shares held by family members. Dr. Young disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(4)
Includes (i) 467,380 shares held by Venrock Associates, (ii) 649,955 shares held by Venrock Associates II, L.P., and (iii) 24,409 shares held by Venrock Entrepreneur’s Fund, L.P. Anthony B. Evnin, Michael C. Brooks, Eric S. Copeland, Bryan E. Roberts, Ray A. Rothrock, Michael F. Tyrrell and Anthony Sun are the general partners of Venrock Associates and Venrock Associates II, L.P. These individuals may be deemed to share dispositive and voting power over the shares which are, or may be, deemed to be beneficially owned by Venrock Associates and Venrock Associates II, L.P. Each of these individuals disclaims beneficial ownership of these shares, except to the extent of his or her pecuniary interest therein. The general partner of Venrock Entrepreneurs Fund, L.P. is Venrock Management LLC. Anthony B. Evnin, Michael C. Brooks, Eric S. Copeland, Bryan E. Roberts, Ray A. Rothrock, Michael F. Tyrrell and Anthony Sun are the members of Venrock Management LLC. These individuals may be deemed to share dispositive and voting power over the shares which are, or may be, deemed to be beneficially owned by Venrock Entrepreneurs Fund, L.P. Each of these individuals disclaims beneficial ownership of these shares, except to the extent of his or her pecuniary interest therein. The address of Venrock Associates and its affiliates is 30 Rockefeller Plaza, Room 5508, New York, New York 10112.

(5)
Includes (i) 3,506,739 shares held by Warburg, Pincus Equity Partners, L.P., (ii) 109,214 shares held by Warburg, Pincus Netherlands Equity Partners I, C.V., (iii) 10,922 shares held by Warburg, Pincus Netherlands Equity Partners III, C.V., and (iv) for Mr. Leff only, 4 shares held by his family members. Warburg Pincus Partners, LLC, a subsidiary of Warburg Pincus & Co., is the sole general partner of WPEP, WP Netherlands I and WP Netherlands III. Warburg Pincus LLC manages WPEP, WP Netherlands I and WP Netherlands III. Mr. Leff, one of our directors, is a Partner of Warburg, Pincus & Co. and a Managing Director and Member of Warburg Pincus LLC. Charles R. Kaye and Joseph P. Landy are Managing General Partners of Warburg Pincus & Co. and Managing Members and Co-Presidents of Warburg Pincus LLC. Messrs. Kay, Landy and Leff may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares held by the Warburg Pincus entities. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Warburg Pincus and its affiliates is 466 Lexington Avenue, New York, New York 10017.

(6)
Includes (i)  228,261 shares issuable upon exercise of warrants held by Warburg, Pincus Equity Partners, L.P., (ii)  12,077 shares issuable upon exercise of warrants held by Warburg, Pincus Netherlands Equity Partners I, C.V., (iii)  1,208 shares issuable upon exercise of warrants held by Warburg, Pincus Netherlands Equity Partners III, C.V., and (iv) for Mr. Leff only, an option to purchase 7,500 shares of our common stock. All such warrants are immediately exercisable. Warburg Pincus Partners, LLC, a subsidiary of Warburg Pincus & Co., is the sole general partner of WPEP, WP Netherlands I and WP Netherlands III. Warburg Pincus LLC manages WPEP, WP Netherlands I and WP Netherlands III. Mr. Leff, one of our directors, is a Partner of Warburg, Pincus & Co. and a Managing Director and Member of Warburg Pincus LLC. Charles R. Kaye and Joseph P. Landy are Managing General Partners of Warburg Pincus & Co. and Managing Members and Co-Presidents of Warburg Pincus LLC. Messrs. Kay, Landy and Leff may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares held by the Warburg Pincus entities. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Warburg Pincus and its affiliates is 466 Lexington Avenue, New York, New York 10017.

(7)	Includes 2,352 shares held by a family member.

(8)
Includes (i) 118,870 shares held by Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, (ii) 1,769,975 shares held by Alta BioPharma Partners III, L.P., and (iii) 43,619 shares held by Alta Embarcadero BioPharma Partners III, LLC. Alta Partners III, Inc. provides investment advisory services to Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, Alta BioPharma Partners III, L.P. and Alta Embarcadero BioPharma Partners III, LLC, which we refer to collectively as the Alta Funds. The managing directors of Alta BioPharma Management III, LLC, which is a general partner of Alta BioPharma Partners III, L.P. and the managing limited partner of Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, and the managers of Alta Embarcadero BioPharma Partners III, LLC exercise sole dispositive and voting power over the shares owned by the Alta Funds. Certain principals of Alta Partners III, Inc., Jean Deleage, Alix Marduel, Farah Campsi, Edward Penhoet and Ed Hurwitz, are managing directors of Alta BioPharma Management III, LLC and managers of Alta Embarcadero BioPharma Partners III, LLC. These individuals may be deemed to share dispositive and voting power over the shares held by the Alta Funds. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein. The address of Alta Partners III, Inc. and its affiliates is One Embarcadero Center, 37th Floor, San Francisco, California 94111.

(9)
Includes (i) 35,661 shares issuable upon exercise of warrants held by Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, (ii)  530,992 shares issuable upon exercise of warrants held by Alta BioPharma Partners III, L.P., and (iii) 13,086 shares issuable upon exercise of warrants held by Alta Embarcadero BioPharma Partners III, LLC. All such warrants are immediately exercisable. Alta Partners III, Inc. provides investment advisory services to Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, Alta BioPharma Partners III, L.P. and Alta Embarcadero BioPharma Partners III, LLC, which we refer to collectively as the Alta Funds. The managing directors of Alta BioPharma Management III, LLC, which is a general partner of Alta BioPharma Partners III, L.P. and the managing limited partner of Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, and the managers of Alta Embarcadero BioPharma Partners III, LLC exercise sole dispositive and voting power over the shares owned by the Alta Funds. Certain principals of Alta Partners III, Inc., Jean Deleage, Alix Marduel, Farah Campsi, Edward Penhoet and Ed Hurwitz, are managing directors of Alta BioPharma Management III, LLC and managers of Alta Embarcadero BioPharma Partners III, LLC. These individuals may be deemed to share dispositive and voting power over the shares held by the Alta Funds. Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein. The address of Alta Partners III, Inc. and its affiliates is One Embarcadero Center, 37th Floor, San Francisco, California 94111.

(10)
Biogen Idec MA, Inc., a Massachusetts corporation, is a wholly-owned subsidiary of Biogen Idec Inc., a Delaware corporation that is publicly traded on the Nasdaq National Market. James C. Mullen, Bruce R. Ross and Peter N. Kellogg are the directors and executive officers of Biogen Idec MA, Inc. These individuals may be deemed to share dispositive and voting power over the shares which are, or may be, deemed to be beneficially owned by Biogen Idec MA, Inc. Each of these individuals disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(11)
Includes (i) 175,775 shares held by EMA Partners Fund 2000, L.P., or EMA Partners, (ii) 233,004 shares held by EMA Private Equity Fund 2000, L.P., or EMA Private, (iii) 654,387 shares held by Credit Suisse First Boston Equity Partners (Bermuda), L.P., or CSFB Bermuda, (iv) 2,341,061 shares held by Credit Suisse First Boston Equity Partners, L.P., or CSFB-EP, and (v) 2,263 shares held by Credit Suisse First Boston U.S. Executive Advisors, L.P., or CSFB U.S. Credit Suisse First Boston Advisory Partners, LLC, or CSFB Advisory, manages the investments of CSFB-EP, CSFB Bermuda and CSFB U.S. EMA Partners and EMA Private each must invest in and dispose of its portfolio securities simultaneously with CSFB-EP on a pro-rata basis. CFSB Advisory may be deemed to have dispositive and voting power over the shares held by CSFB-EP, CSFB Bermuda, CSFB U.S., EMA Partners and EMA Private. Credit Suisse Group, through a wholly-owned subsidiary, is a parent of CSFB Advisory, and may be deemed to have dispositive and voting power over the shares held by CSFB-EP, CSFB Bermuda, CSFB U.S., EMA Partners and EMA Private. Credit Suisse Group disclaims beneficial ownership of the shares owned by such investment partnerships. The address of Credit Suisse First Boston and its affiliates is Eleven Madison Avenue, New York, New York 10010.

(12)
Includes (i) 435,000 shares held by Deerfield International Limited, (ii) 323,306 shares held by Deerfield Partners, L.P., (iii) 642,385 shares held by Deerfield Special Situations Fund International, Ltd., and (iv) 343,315 shares held by Deerfield Special Situations Fund, L.P. James Flynn, investment manager of each of Deerfield International Limited, Deerfield Partners, L.P., Deerfield Special Situations Fund International, Ltd. and Deerfield Special Situations Fund, L.P. has dispositive and voting power over the shares owned by these funds. The address of Deerfield and its affiliates is 780 Third Avenue, 37th Floor, New York, New York 10017.

(13)
Includes (i) 127,000 shares issuable upon exercise of warrants held by Deerfield International Limited, (ii)  99,092 shares issuable upon exercise of warrants held by Deerfield Partners, L.P., (iii) 167,000 shares issuable upon exercise of warrants held by Deerfield Special Situations Fund International, Ltd., and (iv) 90,000 shares issuable upon exercise of warrants held by Deerfield Special Situations Fund, L.P. All such warrants are immediately exercisable.  James Flynn, investment manager of each of Deerfield International Limited, Deerfield Partners, L.P., Deerfield Special Situations Fund International, Ltd. and Deerfield Special Situations Fund, L.P. has dispositive and voting power over the shares owned by these funds.  The address of Deerfield and its affiliates is 780 Third Avenue, 37th Floor, New York, New York 10017.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2006.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	3,822,435(2)	$4.26	561,581(3)
Equity Compensation Plans Not Approved by Stockholders(4)	120,000	$5.71	80,000
Total	3,942,435	$4.30	641,581

(1)	Includes our 1998 Stock Plan, or 1998 Plan, 2001 Stock Plan, or 2001 Plan, 2005 Equity Incentive Award Plan, or 2005 Plan, and Employee Stock Purchase Plan, or ESPP.

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

(3)
Includes (i) 396,716 shares of common stock available for issuance under our 2005 Plan and (ii) 164,865 shares of common stock available for issuance under our ESPP. 202,941 shares of our common stock were initially reserved for issuance under our ESPP. The number of shares of common stock reserved under our ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the least of:  (i) 0.5% of our outstanding shares of common stock outstanding on such date, (ii) 135,294 shares or (iii) a lesser amount determined by our Board of Directors. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares.

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

The additional information required by this Item 12 concerning our equity compensation plans is discussed in Note 11 to the financial statements contained in Part II, Item 8 of this report. The Equity Compensation Plan Information above supercedes in its entirety the section entitled “Securities Authorized For Issuance Under Equity Compensation Plans as of December 31, 2006,” which previously appeared in Part II, Item 5 of this Annual Report on this Form 10-K for the year ended December 31, 2006.

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

(b)         Exhibits:

See Item 15(a)(3) above.

(c)          Financial Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2007.

SUNESIS PHARMACEUTICALS, INC.
By:	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Senior Vice President, Corporate Development
and Finance, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JAMES W. YOUNG, PH.D.	Executive Chairman of the Board	May 23, 2007
James W. Young, Ph.D.
/s/ DANIEL N. SWISHER, JR.	President, Chief Executive Officer and	May 23, 2007
Daniel N. Swisher, Jr.	Director (Principal Executive Officer)
/s/ ERIC H. BJERKHOLT	Senior Vice President, Corporate Development	May 23, 2007
Eric H. Bjerkholt	and Finance, Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)
/s/ ANTHONY B. EVNIN, PH.D.	Director	May 23, 2007
Anthony B. Evnin, Ph.D.
/s/ STEPHEN P.A. FODOR, PH.D.	Director	May 23, 2007
Stephen P.A. Fodor, Ph.D.
/s/ MATTHEW K. FUST	Director	May 23, 2007
Matthew K. Fust
/s/ STEVEN D. GOLDBY	Director	May 23, 2007
Steven D. Goldby
/s/ JONATHAN S. LEFF	Director	May 23, 2007
Jonathan S. Leff
/s/ HOMER L. PEARCE, PH.D.	Director	May 23, 2007
Homer L. Pearce
/s/ DAVID C. STUMP, M.D.	Director	May 23, 2007
David C. Stump, M.D.
/s/ JAMES A. WELLS, PH.D.	Director	May 23, 2007
James A. Wells, Ph.D.

EXHIBIT INDEX

Exhibit Number		Description
3.1**		Amended and Restated Certificate of Incorporation of the Registrant.
3.2**		Amended and Restated Bylaws of the Registrant.
10.48*	S	Summary of Non-Employee Director Compensation.
10.49*		Named Executive Officer Compensation and Bonus Program.
31.1		Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Exhibits 3.1 and 3.2 hereto update Exhibits 3.1 and 3.2 of the Company’s Form S-3 (Registration Statement No. 333-138736) and are incorporated by reference therein.