Form 10-Q
period 2007-06-30
SUNESIS PHARMACEUTICALS INC
filed 2007-08-08
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant had 34,316,773 shares of common stock, $0.0001 par value per share, outstanding as of July 31, 2007.

Sunesis Pharmaceuticals, Inc.

PART I — FINANCIAL INFORMATION
 Item 1. Financial Statements
SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$11,702,958	$6,075,449
Marketable securities	53,498,997	57,029,199
Prepaids and other current assets	1,439,214	1,082,817
Total current assets	66,641,169	64,187,465

Property and equipment, net	5,008,444	4,728,929
Deposits and other assets	359,974	359,974
Total assets	$72,009,587	$69,276,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,372,457	$2,477,656
Accrued compensation	2,229,293	2,323,742
Other accrued liabilities	3,209,400	961,766
Current portion of deferred revenue	1,802,144	2,260,478
Current portion of equipment financing	937,739	885,273
Total current liabilities	9,551,033	8,908,915

Non current portion of deferred revenue	268,161	1,143,159
Non current portion of equipment financing	1,305,124	955,695
Deferred rent and other non-current liabilities	1,585,719	1,464,902

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,308,296 shares issued and outstanding at June 30, 2007; 100,000,000 shares authorized, 29,443,079 shares issued and outstanding at December 31, 2006	3,431	2,944
Additional paid-in capital	319,300,467	298,073,896
Deferred stock-based compensation	(616,900)	(1,006,604)
Accumulated other comprehensive loss	(1,665)	(21,376)
Accumulated deficit	(259,385,783)	(240,245,163)
Total stockholders’ equity	59,299,550	56,803,697

Total liabilities and stockholders’ equity	$72,009,587	$69,276,368

Note 1:	The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue:
Collaboration revenue	$1,229,167	$4,516,667	$1,458,334	$5,887,372
Collaboration revenue from related party	2,041,098	2,190,986	4,078,197	3,879,845
License revenue	—	—	250,000	—
Grant and fellowship revenue	—	—	—	37,901
Total revenues	3,270,265	6,707,653	5,786,531	9,805,118

Operating expenses:
Research and development	9,697,462	8,847,380	19,004,940	18,563,475
General and administrative	4,044,194	3,153,630	7,340,341	5,835,201
Total operating expenses	13,741,656	12,001,010	26,345,281	24,398,676

Loss from operations	(10,471,391)	(5,293,357)	(20,558,750)	(14,593,558)

Interest income	743,928	957,551	1,513,554	1,503,704
Interest expense	(44,308)	(162,103)	(96,351)	(387,655)
Other income, net	188	2,003	927	3,893
Net loss	$(9,771,583)	$(4,495,906)	$(19,140,620)	$(13,473,616)

Basic and diluted loss per share	$(0.31)	$(0.15)	$(0.63)	$(0.52)

Shares used in computing basic and diluted loss per share	31,175,933	29,256,267	30,321,338	26,129,745

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(19,140,620)	$(13,473,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	858,180	777,735
Stock-based compensation expense	1,747,500	1,377,322
Non-cash research and development expense	—	1,999,999
Changes in operating assets and liabilities:
Prepaids and other current assets	(356,397)	638,172
Accounts payable	(1,105,199)	(159,879)
Accrued compensation	(94,449)	(369,737)
Other accrued liabilities	2,247,634	133,849
Deferred rent and other non-current liabilities	120,817	65,734
Deferred revenue	(1,333,332)	(2,512,370)
Net cash used in operating activities	(17,055,866)	(11,522,791)

Cash flows from investing activities
Purchases of property and equipment	(1,137,695)	(1,622,112)
Purchases of marketable securities	(55,055,960)	(4,206,857)
Maturities of marketable securities	58,605,873	18,058,351
Net cash provided by investing activities	2,412,218	12,229,382

Cash flows from financing activities
Proceeds from borrowings under equipment financing	906,593	238,568
Payments on equipment financing	(504,698)	(619,452)
Proceeds from issuance of common stock and exercise of options, net of repurchases	19,869,262	44,268,820
Net cash provided by financing activities	20,271,157	43,887,936

Net increase in cash and cash equivalents	5,627,509	44,594,527
Cash and cash equivalents at beginning of period	6,075,449	17,704,465
Cash and cash equivalents at end of period	$11,702,958	$62,298,992

Supplemental disclosure of cash flow information
Interest paid	$96,351	$136,720
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$(13,933)	$(352,638)
Issuance of common stock for in-licensing agreement	$—	$1,999,999

See accompanying notes to financial statements.

SUNESIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Sunesis, Tethering and the Company’s logo are registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet at December 31, 2006 was derived from the audited financial statements at that date. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other interim period.

These unaudited, condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding, and dilutive potential common shares for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock and warrants to purchase common stock are considered to be potential common shares but were excluded from the calculation of diluted loss per common share for all periods presented since their effect is anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Outstanding securities not included in diluted loss per share calculation:
Options to purchase common stock	4,046,086	3,100,188	4,046,086	3,100,188
Warrants to purchase common stock	2,693,237	2,693,237	2,693,237	2,693,237
	6,739,323	5,793,425	6,739,323	5,793,425

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains and losses on marketable securities. Comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(9,771,583)	$(4,495,906)	$(19,140,620)	$(13,473,616)

Change in unrealized gain on marketable securities	12,207	16,090	19,711	43,103
Comprehensive loss	$(9,759,376)	$(4,479,816)	$(19,120,909)	$(13,430,513)

  Accumulated other comprehensive loss consists of the following:

	June 30,	December 31,
	2007	2006
Unrealized holding loss on marketable securities	$(1,665)	$(21,376)

Employee Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”).

FAS 123R

Employee stock-based compensation expense related to all of the Company’s share-based awards, including stock options granted prior to the Company’s IPO which continue to be accounted for under APB 25, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Research and development	$361,471	$325,281	$726,364	$608,919
General and administrative	536,304	334,264	1,017,995	670,628
Stock-based compensation	$897,775	$659,545	$1,744,359	$1,279,547

   We use the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions (annualized percentages):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Volatility	68.50%	80.00%	68.50%	80.00%
Risk-free interest rate	4.72%	5.04%	4.71%	4.97%
Dividend yield	none	none	none	none
Expected term (years)	5.03	5.00	5.04	5.00

The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2007 and 2006 was $2.61 and $4.16 per share, respectively, using the Black-Scholes model. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2007 and 2006 was $2.63 and $4.19 per share, respectively, using the Black-Scholes model.

The weighted average estimated fair value of purchase rights under our Employee Stock Purchase Plan (“ESPP”) for the three months ended June 30, 2007 and 2006 was $1.98 and $2.57 per share, respectively. The weighted average estimated fair value of purchase rights under the ESPP for the six months ended June 30, 2007 and 2006 was $1.94 and $2.82 per share, respectively. The weighted average estimated fair value of purchase rights under the ESPP was calculated using the Black-Scholes model with the following assumptions (annualized percentages):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Volatility	68.5% - 80.00%	80.00%	68.5% - 80.00%	80.00%
Risk-free interest rate	4.87% - 5.06%	4.36% - 5.06%	4.87% - 5.06%	3.90 - 5.06%
Dividend yield	none	none	none	none
Expected term (years)	0.50 - 1.0	0.50 - 1.00	0.50 - 1.0	0.50 - 1.00

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its peer group in the same industry. The expected term of the employees’ purchase rights is equal to the purchase period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in the option valuation model. FAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. The forfeiture rate is derived from the Company’s historical option cancellation information.

Stock-based Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO in September 2005, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock-based compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock-based compensation is being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock-based compensation of $0.21 million and $0.18 million, respectively, in the three months ended June 30, 2007 and 2006 under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. The Company recorded amortization of deferred stock-based compensation of $0.38 million and $0.37 million, respectively, in the six months ended June 30, 2007 and 2006 under the prospective transition method of FAS 123R for the options granted before December 23, 2004. For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $0.3 million was reversed as of January 1, 2006 due to the adoption of FAS 123R.

As of June 30, 2007, the expected future amortization expense for deferred stock-based compensation during each of the following periods is as follows:

Year ending December 31,
2007 remaining period	$315,196
2008	301,704
Total amount to be amortized	$616,900

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There was no impact on the Company’s financial statements upon adoption. Because of the Company’s historical net operating losses, it has not been subject to income tax since inception. There was no unrecognized tax benefits during all the periods presented.

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss (“NOL”) carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. If a change in ownership of the Company is deemed to have occurred or occurs in the future, the Company’s ability to use its NOL carryforwards in any year may be limited.

2.  License Agreements

The Regents of the University of California

In December 1998, the Company entered into an exclusive license agreement with The Regents of the University of California (the “Regents”) for rights to certain technology to identify small molecule drug leads. The agreement provides the Company with an exclusive license to develop, make, use, and sell products derived from the licensed technology, and will continue for the life of the last-to-expire patent. To date, the licensed technology has produced two issued patents, U.S. patent Nos. 6,344,330 and 6,344,334, which are both due to expire on March 27, 2018. Because the Company no longer uses the licensed technology, none of the Company’s preclinical or clinical compounds originate from the licensed technology. The Company has not received written notice from the Regents to terminate or amend the agreement and the Company continues to provide the Regents status reports of the state of the licensed technology. The Company also continues to maintain patents and patent applications that cover the licensed technology because of its belief that some aspects of the licensed technology may provide some value in the future.

Dainippon Sumitomo Pharma Co., Ltd.

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“Dainippon”) to acquire exclusive worldwide development and marketing rights for Dainippon’s anti-cancer compound, referred to as SNS-595.

In addition to payments already made as of December 31, 2006, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of SNS-595 for cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market SNS-595. In February 2006, the Company made a $0.5 million milestone payment upon commencement of Phase 2 clinical trials, which was recorded as research and development expense.

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for BMS’ anti-cancer compound, referred to as SNS-032.

Under the terms of this agreement, the Company made an up-front $8.0 million equity payment through the issuance of 445,663 shares of the Company’s Series C-2 preferred stock, which converted into 879,094 shares of common stock upon the Company’s IPO in September 2005. This amount was included in research and development expense for the year ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. The Company may in the future be required to make a series of milestone payments of up to $29.0 million in cash, equity or any combination thereof to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may be required to make a series of development and commercialization milestone payments totaling up to $49.0 million in cash, equity or any combination thereof to BMS, as well as royalty payments, based on any future product net sales. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future CDK inhibitors derived from related intellectual property. In February 2006, upon commencement of a Phase 1 clinical trial, the Company made a $2.0 million milestone payment through the issuance of 404,040 shares of the Company’s common stock, which was recorded as research and development expense.

The University of California, San Francisco

In August 2005, and as amended in April 2006, the Company entered into a research and license agreement with the University of California, San Francisco (“UCSF”), that provides UCSF a limited license to use Tethering for academic purposes. UCSF intends to leverage Tethering to identify novel, small molecule drug candidates. In return, the Company received an exclusive royalty-free license to any improvements to Tethering or fragment libraries that emerge from UCSF’s research. In the event that any small molecules are discovered using Tethering, the Company will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or any other drug target on which the Company is currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was a founder of the Company and is a member of the Company’s Board of Directors.

SARcode, Inc.

In March 2006, and as amended in December 2006, the Company entered into a license agreement with SARcode, Inc. (“SARcode”), a privately-held biopharmaceutical company, that provides SARcode an exclusive, worldwide license to all of the Company’s LFA-1 patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. The Company had previously discontinued its LFA-1 inhibitor program, which was outside of the Company’s strategic focus.

Pursuant to the license agreement, in January 2007, the Company received a $0.25 million license fee, which was recorded as revenue, and a $0.25 million note convertible into preferred stock of SARcode upon certain conditions of the agreement being met. Both the fee and the note became due upon SARcode’s closing of its first equity financing. In May 2007, the Company received another convertible note in the amount of $0.38 million for progress made by SARcode in the preclinical development of a novel LFA-1 inhibitor candidate. This second note is convertible into preferred stock of SARcode under the same conditions as the original $0.25 million note. The Company did not record these two notes receivable from SARcode which are due in 2012 due to uncertainty of collectibility. In addition to the $0.25 million of cash and the convertible notes already received, the Company may receive up to $0.38 million in license fees and convertible notes, $31.25 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

3.  Collaborative Research Agreements

Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In May 2002, the Company entered into a research collaboration to discover small molecule inhibitors of Cathepsin S with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“J&J PRD”). The Company applied its proprietary Tethering technology to discover novel inhibitors of Cathepsin S in this collaboration.

Under the terms of the agreement with J&J PRD, the Company received a non-refundable and non-creditable technology access fee of $0.5 million in February 2003, and certain research funding to be paid in advance quarterly. The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from J&J PRD based on future product sales. On December 15, 2002, the Company and J&J PRD amended the collaboration to increase the number of J&J PRD funded full-time equivalents for 2003. In December 2002, J&J PRD also made the first milestone payment of $0.25 million to the Company for the delivery of a novel lead series of compounds. On December 15, 2003, the Company and J&J PRD again amended the collaboration to extend the research funding for one additional year from May 3, 2004 through May 2, 2005. On December 22, 2004, the Company and J&J PRD amended the collaboration to extend the research funding from May 3, 2005 until December 31, 2005. The research funding portion of the agreement expired on December 31, 2005. Costs associated with research and development activities attributable to this agreement approximated the research funding recognized.

Biogen Idec, Inc.

 In August 2004, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover and develop small molecules targeting kinases, a family of cell signaling enzymes that play a role in the progression of cancer. The Company applies its proprietary Tethering technology to generate novel, small molecule leads that inhibit the oncology kinase targets that are covered by this collaboration.

One of the kinase targets in the collaboration is Raf, and the Company’s Raf program was folded into the collaboration. Under the terms of the agreement, the Company received a $7.0 million upfront non-refundable and non-creditable technology access fee, which is being recognized as revenue over an initial four-year research term. In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec is entitled to pay to the Company an additional technology access fee specified in the agreement. In addition, the Company receives quarterly research funding of $1.2 million, subject to inflation adjustments, to be paid by Biogen Idec in advance to support some of the Company’s scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration. In April 2006, the Company received a $0.5 million milestone payment from Biogen Idec for meeting certain preclinical milestones related to the Raf program, and the Company recorded it as revenue.

Concurrent with the signing of the agreement, Biogen Idec made a $14.0 million equity investment by purchasing shares of the Company’s Series C-2 preferred stock.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”) entered into a research collaboration to identify and optimize inhibitors of beta-amyloid converting enzyme (“BACE”), which is believed to play a key role in Alzheimer’s disease. This collaboration had an initial three-year research term and a one-year option period. In November 2005, the one-year option was not exercised by Merck and the research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement ending February 2006. However, the Company retains the right to earn milestone payments and royalties on any compound that results from the collaboration. In June 2006 and again in May 2007, the Company received milestone payments of $4.25 million and $1 million, respectively, from Merck for meeting certain preclinical milestones related to BACE.

In July 2004, the Company and Merck entered into a multi-year research collaboration to discover novel oral drugs for the treatment of viral infections. The Company provided Merck with a series of small molecule compounds targeting viral infections. These compounds were derived from Tethering. Merck agreed to be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies. Merck is obligated to pay annual license fees for the Company’s consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections.

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which is being recognized as revenue over an initial three-year research term. The Company is also entitled to receive annual license fees aggregating $0.95 million and as of August 1, 2007, the Company has received $0.9 million, and may receive payments based on the achievement of development milestones of up to $22.1 million. In addition, the Company is entitled to receive royalty payments based on net sales for any products resulting from the collaboration. Merck receives an exclusive worldwide license to any products resulting from the collaboration.

In connection with the above collaboration agreements, the Company recognized the following revenues in the periods presented, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Merck	$1,229,167	$4,516,667	$1,458,334	$5,887,372
Biogen Idec-related party	2,041,098	2,190,986	4,078,197	3,879,845
Total collaboration revenue	$3,270,265	$6,707,653	$5,536,531	$9,767,217

4.  Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. As of June 30, 2007, the Company had drawn a total of $10.1 million under various credit lines under the financing agreement and the outstanding balance was $2.2 million, which bears interest at rates ranging from 7.53% to 10.61% per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed.

In conjunction with a credit line of $2.5 million under the GECC agreement which has since expired, the Company issued warrants to GECC to purchase shares of the Company’s Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the Company’s IPO. The fair value of the warrants issued is insignificant, as determined using the Black-Scholes options-pricing model, and was accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This fair value was fully amortized as of December 31, 2006

As of June 30, 2007 and December 31, 2006, the Company was in compliance with all covenants in the GECC agreement.

In August 2005, the Company entered into a venture loan and security agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which the Company could borrow up to $15.0 million. The Company did not borrow any monies under this loan facility and this agreement has expired. In conjunction with this transaction, the Company issued warrants to the lenders to purchase up to 164,830 shares of common stock at a price of $9.10 per share. These warrants are currently exercisable for 82,415 shares of common stock and none of the remaining shares covered by the warrants will vest or become exercisable.

The fair value of the warrants issued is $0.5 million, as determined using the Black-Scholes options-pricing model, and are accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This prepaid interest was fully amortized as of December 31, 2006.

5. Contingencies

The Company is not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

6. Stockholders’ Equity

In March 2006, the Company entered into a common stock and warrant purchase agreement pursuant to which it sold to certain investors, for an aggregate purchase price of approximately $45.3 million, 7,246,377 shares of its common stock and warrants to purchase up to 2,173,914 additional shares of its common stock (the “2006 PIPE Financing”). The purchase price for the common stock and the exercise price for the warrants was $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. All securities were sold in a private placement exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. The shares sold in the 2006 PIPE Financing were subsequently registered on a registration statement on Form S-1 (Reg. No. 333-133387) which was declared effective by the Securities and Exchange Commission on May 10, 2006. The Company received net proceeds of approximately $43.7 million in this offering.

On May 30, 2007, the Company completed a public offering of 4,750,000 shares of its common stock at a public offering price of $4.43 per share. Net cash proceeds from this offering were approximately $19.5 million after deducting underwriting discounts and commissions and other offering expenses.

7. Employee Benefit Plans

Stock Option Plans

The Company generally grants options (i) to new employees which vest and become exercisable 25% on the first anniversary of the vesting commencement date and then 1/48th each month thereafter, and (ii) to existing employees which vest and become exercisable at the rate of 1/48th each month following the date of grant over a period of four years.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (the “2005 Plan”). The 2005 Plan is intended to serve as the successor equity incentive program to the Company’s 1998 Stock Plan (“1998 Plan”) and its 2001 Stock Plan (“2001 Plan”). The Company initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s 1998 Plan or 2001 Plan that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of June 30, 2007, options to purchase 2,562,773 shares of the Company’s common stock have been granted under the 2005 Plan and 2,760 shares of common stock have been issued under the 2005 Plan.

Beginning in 2006, the number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day each year by an amount equal to the lesser of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) an amount determined by the Board of Directors. The 2005 Plan was increased by 860,445 shares on January 1, 2006 and by 1,082,352 shares on January 1, 2007 in accordance with this provision. As of June 30, 2007, the total number of shares available for future grants under the 2005 Plan was 1,482,308. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock per calendar year pursuant to awards under the 2005 Plan.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (“2006 Plan”), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders. Effective January 1, 2007, the Company’s Board of Directors increased the 2006 Plan by an additional 200,000 shares such that the aggregate number of shares of common stock reserved for issuance under the 2006 Plan is 400,000 shares. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of June 30, 2007, options to purchase 280,000 shares have been granted under the 2006 Plan and no shares have been issued under the 2006 Plan.

A summary of stock option transactions for all of the Company’s stock option plans since December 31, 2006 follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2006	3,942,435	$4.30
Options granted	319,000	$4.32
Options exercised	(53,109)	$2.47
Options canceled/forfeited/expired	(162,240)	$5.23
Balance at June 30, 2007	4,046,086	$4.29	7.72	$1,410
Exercisable at June 30, 2007	2,128,619	$3.72	6.59	$1,340

The following table summarizes outstanding and exercisable options for all of the Company’s stock option plans as of June 30, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	as of 6/30/07	Term	Price	as of 6/30/07	Price

$0.43 - $1.28	21,417	2.1	$0.72	21,417	$0.72
$2.55	1,325,556	5.42	$2.55	$1,259,279	$2.55
$3.19 - $4.62	412,493	9.51	$4.23	50,218	$3.77
$4.70 - $4.74	33,200	8.97	$4.71	3,266	$4.74
$4.85	712,817	9.29	$4.85	124,449	$4.85
$4.93 - $5.16	127,300	9.02	$5.04	14,742	$5.13
$5.25	1,097,228	8.42	$5.25	479,902	$5.25
$5.50 - $6.4	219,300	9.03	$6.04	105,278	$6.11
$7.15	22,400	8.75	$7.15	7,000	$7.15
$9.56	74,375	7.93	$9.56	63,068	$9.65
$0.43 - $9.56	4,046,086	7.72	$4.29	2,128,619	$3.72

The Company’s determination of the fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three months ended June 30, 2007 and 2006 was approximately $0.7 million and $0.8 million, respectively. The total estimated grant date fair value of stock options that were granted during the six months ended June 30, 2007 and 2006 was approximately $0.8 million and $0.9 million, respectively. The estimated fair value of shares vested during the three months ended June 30, 2007 and 2006 was $0.8 million and $0.5 million, respectively. The estimated fair value of shares vested during the six months ended June 30, 2007 and 2006 was $1.4 million and $1.0 million, respectively. At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $6.5 million and the cost is expected to be recognized over a weighted average period of 2.6 years. The total intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was $0.04 million for both periods. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $0.1 million and $0.2 million, respectively. The Company recorded cash received from the exercise of stock options of $0.1 million for both periods during the three and six months ended June 30, 2007. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three and six months ended June 30, 2007 and 2006.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of June 30, 2007, 207,660 shares have been issued under the ESPP.

Beginning in 2006, the number of shares of common stock reserved under the ESPP automatically increases on the first trading day each year, by an amount equal to the lesser of: (i) 0.5% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) an amount determined by the Board of Directors. The ESPP was increased by 107,556 shares on January 1, 2006 and by 135,294 shares on January 1, 2007 in accordance with this provision. At June 30, 2007, the total shares reserved for future issuance under the ESPP was 238,131. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 of shares of common stock per calendar year pursuant to awards under the ESPP. No one may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three and six months ended June 30, 2007 was approximately $0.06 million and $0.1 million, respectively.

8. Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of June 30, 2007.

9. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115 (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc.

Business Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for oncology and other unmet medical needs. We have developed a proprietary fragment-based drug discovery approach, called “Tethering,” that we combine with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics. We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics. We are advancing product candidates through in-house research and development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies. Since 2002, we have focused on the discovery and development of novel, small molecule drugs mainly to treat cancer and other unmet medical needs.

We are advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase 2 clinical trial in ovarian cancer and one Phase 1 clinical trial in acute leukemias. We plan to initiate a Phase 1b combination clinical trial in acute leukemias with cytarabine in the third quarter of 2007 and expect to begin enrolling patients in a registration trial in acute myeloid leukemia, or AML, in 2008. In addition, we are undergoing a mid-year portfolio review of our ongoing clinical- and research-stage programs to prioritize and focus our efforts and the allocation of our financial and human resources. In connection with this review, we recently announced that we are suspending enrollment in our Phase 2 clinical trial in small cell lung cancer to focus our clinical development efforts for SNS-595 in acute leukemias and ovarian cancer and we may determine that additional actions are necessary in light of this review.

Our second most advanced product candidate, SNS-032, is a potent and selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9. We currently are conducting a Phase 1 clinical trial with SNS-032 in patients with advanced B-cell malignancies. We are also developing SNS-314, a targeted small molecule inhibitor of Aurora kinases, for the treatment of cancer. We filed an IND for SNS-314 in February 2007 and expect to begin enrolling patients in a Phase 1 dose escalation trial in patients with advanced solid tumors in the third quarter of 2007.

We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

We have an ongoing strategic collaboration with Biogen Idec, Inc. to discover and develop small molecules that inhibit certain oncology kinase targets. This collaboration is still in the research phase and involves active participation by our personnel. Under this collaboration, we receive quarterly research funding of $1.2 million, subject to inflation adjustments, during the four-year research term which, if not extended, expires in August 2008. We may in the future receive additional pre-commercialization milestone payments and royalty payments based on product sales by Biogen Idec as a result of this collaboration.

We also have three other ongoing collaborations, with Johnson & Johnson Pharmaceutical Research and Development, L.L.C. and Merck & Co., Inc., under which the research funding portions have expired. However, if our collaborators advance certain product candidates resulting from these collaborations, we may be entitled to receive additional milestone payments as well as royalty payments based on future product sales, if any. As of June 30, 2007, we had received an aggregate of approximately $78.6 million in cash from our current and former collaboration and licensing partners in the form of stock purchase proceeds and fees from our current and former collaboration partners.

Since our inception, we have generated significant losses. As of June 30, 2007, we had an accumulated deficit of $259.4 million, including a deemed dividend of $88.1 million recorded in conjunction with our initial public offering, or IPO, in September 2005. We expect our net losses to increase in the future, primarily due to our anticipated clinical trial activities.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FAS 115 (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our results of operations and financial position.

Results of Operations

Three and Six Months Ended June 30, 2007 and 2006

Revenue. Since inception, we have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, substantially all of our revenue has consisted of collaboration revenue. In the six months ended June 30, 2007, we received a $0.25 million license fee from SARcode, Inc., which was recognized as license revenue. In the six months ended June 30, 2006, we recognized $0.04 million in grant and fellowship revenue. We have not received any grant or fellowship revenue since the first quarter of 2006 and we do not plan to perform any additional work under our previously awarded Small Business Research Inititative, or SBIR, grants in the foreseeable future.

Collaboration Revenue.  We generate revenue primarily through our collaborations. We currently have four ongoing collaborations, one of which involves active participation by our personnel. Revenue from these collaborations has included technology access fees, research funding and milestone payments and in the future also may include royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue for the three and six months ended June 30, 2007 and 2006 from collaboration partners.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Merck	$1,229,167	$4,516,667	$1,458,334	$5,887,372
Biogen Idec-related party	2,041,098	2,190,986	4,078,197	3,879,845
Total collaboration revenue	$3,270,265	$6,707,653	$5,536,531	$9,767,217

Collaboration revenue decreased from $6.7 million for the three months ended June 30, 2006 to $3.3 million for the same period in 2007, primarily due to the 2006 receipt of a $4.25 million milestone payment from Merck for our BACE program, partially offset by a $1.0 million payment from Merck in 2007 for the achievement of an additional milestone in that program. Collaboration revenue decreased from $9.8 million for the six months ended June 30, 2006 to $5.5 million for the same period in 2007, primarily due to the timing of the milestone payments described above. In addition, the research phase of the Merck BACE collaboration was terminated in February 2006. Though the research phase of all of our collaborations other than our oncology kinase collaboration with Biogen Idec has been completed, we continue to be eligible to earn milestone payments and royalties on any compounds that result from the collaborations.

Research and Development Expense.  Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred to discover and develop novel, small molecule therapeutics, including Phase 1 and Phase 2 clinical trial costs for SNS-595 and Phase 1 clinical trial costs for SNS-032, to develop our proprietary fragment-based Tethering drug discovery approach, to develop in-house research and preclinical study capabilities, and to discover and advance our product candidates, including SNS-314, toward clinical trials. We expense all research and development costs as they are incurred. The table below sets forth our research and development expense for the three and six months ended June 30, 2007 and 2006 for each of our product candidate programs:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
SNS-595	$3,281	$2,429	$6,306	$3,900
SNS-032	1,044	984	1,906	1,459
SNS-032 - milestone payment to BMS	-	-	-	2,000
SNS-314	1,151	1,473	2,481	2,583
Other kinase inhibitors	3,052	2,993	6,237	6,007
Discovery and New Technology	1,094	879	1,972	2,098
Other programs	76	89	103	516
Total	$9,698	$8,847	$19,005	$18,563

Research and development expense increased from $8.8 million for the three months ended June 30, 2006 to $9.7 million for the same period in 2007. This $0.9 million increase is primarily due to (i) a $0.9 million increase in spending on development of SNS-595, and (ii) a $0.2 million increase in spending on discovery and new technologies, partially offset by reduced spending of $0.3 million on the development of SNS-314 in the second quarter of 2007 due to completion of the filing of the IND for SNS-314 in February 2007.

Research and development expense increased slightly from $18.6 million for the six months ended June 30, 2006 to $19.0 million for the same period in 2007. The 2006 period included a non-cash $2.0 million milestone payment to Bristol-Myers Squibb Company, or BMS, in connection with the commencement of a Phase 1 clinical trial for SNS-032. Net of this payment, research and development expenses increased from $16.6 million for the six months ended June 30, 2006 to $19.0 million for the same period in 2007. This $2.4 million increase is primarily due to (i) a $2.4 million increase in spending on development of SNS-595, (ii) a $0.4 million increase in spending on the development of SNS-032, and (iii) a $0.2 million increase in spending for our other kinase inhibitors program, partially offset by a $0.1 million decrease in spending for the development of SNS-314 and a $0.5 million decrease in spending on discovery and new technologies and other programs.

We expect to continue to incur substantial research and development expenses over the next several years, only a portion of which we expect to be funded by collaboration partners. As SNS-595, SNS-032 and SNS-314 progress through the clinical development stage, particularly the expected registration trial for SNS-595 anticipated to begin in 2008, and we potentially bring additional product candidates through discovery and research and into clinical trials, our spending will further increase. In addition, under our oncology kinase collaboration with Biogen Idec, we have an option to co-fund a portion of the development costs of product candidates for up to two targets that may result from this collaboration. Our decision to exercise this option, if made, would materially increase our research and development expense.

General and Administrative Expense.  Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities, management, legal and general administration and non-cash stock compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors and patent-related expenses. General and administrative expense was $3.2 million and $4.0 million for the three months ended June 30, 2006 and 2007, respectively. This $0.8 million increase is primarily due to (i) $0.3 million in payments to former employees who left the Company in the second quarter of 2007, (ii) a $0.2 million increase in other personnel expenses primarily due to the increase of temporary services expense to support transitional staffing in finance and increased activity in human resources, (iii) a $0.2 million increase in non-cash stock compensation expense primarily due to options granted to employees since 2006, and (iv) a $0.1 million increase in rent expense due to the use of additional office space from May 2007. General and administrative expense increased from $5.8 million for the first six months in 2006 to $7.3 million for the same period in 2007. This $1.5 million increase is primarily a result of the $0.8 million increase described above, as well as additional increases in personnel expenses and non-cash stock compensation.

We expect that our general and administrative expense will continue to increase in subsequent periods due to increasing personnel and infrastructure expenses.

Interest Income.  Interest income decreased from $1.0 million for the three months ended June 30, 2006 to $0.7 million for the three months ended June 30, 2007, primarily due to lower average balances of cash, cash equivalents and marketable securities during 2007. Interest income remained consistent at $1.5 million for both the six months ended June 30, 2006 and June 30, 2007.

Interest Expense.    Interest expense decreased from $0.2 million for the three months ended June 30, 2006 to $44,000 for the same period in 2007, and decreased from $0.4 million for the six months ended June 30, 2006 to $0.1 million for the same period in 2007, due to lower average outstanding debt obligations in 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, debt financings and research grants. As of June 30, 2007, we had cash, cash equivalents and marketable securities of $65.2 million and outstanding borrowing under equipment financings of $2.2 million.

In March 2006, we raised net proceeds of $43.7 million through a private placement of 7,246,377 shares of common stock and warrants to purchase an additional 2,173,914 shares of common stock. The purchase price for the common stock and the exercise price for the warrants was $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants.

In May 2007, we completed a public offering of 4,750,000 shares of our common stock at a public offering price of $4.43 per share. Net cash proceeds from this offering were approximately $19.5 million after deducting underwriting discounts and commissions and other offering expenses.

Cash Flow

Net cash used in operating activities was $17.1 million and $11.5 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization, deferred revenue and stock-based compensation expense, and for the six months ended June 30, 2006, a $2.0 million non-cash milestone payment to BMS upon commencement of a Phase 1 clinical trial for SNS-032.

Net cash provided by investing activities was $2.4 million and $12.2 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The cash provided during the six months ended June 30, 2007 was primarily attributable to the net maturities of $3.5 million of securities, partially offset by the purchase of property and equipment totaling $1.1 million. Net cash provided by investing activities during the six months ended June 30, 2006 was related to the net maturities of $13.9 million of securities, partially offset by the purchase of property and equipment of $1.6 million. Our investing activities for these periods consisted primarily of the management of proceeds from our sales of common and preferred stock.

Net cash provided by financing activities was $20.3 million and $43.9 million for the six months ended June 30, 2007 and 2006, respectively. Our financing activities for the 2007 period consisted primarily of (i) $19.5 million in net proceeds from a public offering in May 2007; (ii) $0.4 million from an Employee Stock Purchase Plan purchase and stock option exercises; and (iii) $0.9 million pursuant to an equipment loan, partially offset by the repayment of $0.5 million in equipment loans related to capital equipment purchases in prior periods. Our financing activities for the six months ended June 30, 2006 consisted primarily of net proceeds of $43.7 million in a private placement of common stock and warrants in March 2006.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, or GECC. Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. As of June 30, 2007, we have drawn a total of $10.1 million under various credit lines under the financing agreement and the outstanding balance was $2.2 million, which bears interest at rates ranging from 7.53% to 10.61% per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed.

In conjunction with a credit line of $2.5 million under the GECC agreement which has since expired, we issued warrants to GECC to purchase shares of our Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the Company’s IPO. The fair value of the warrants issued is insignificant, as determined using the Black-Scholes options pricing model, and is being accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This fair value was fully amortized as of December 31, 2006.

As of June 30, 2007, we were in compliance with all covenants in the GECC agreement.

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

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until, and if, a product candidate has been approved by the United States Food and Drug Administration, or FDA, or similar regulatory agencies in other countries and successfully commercialized. As of June 30, 2007, our cash, cash equivalents and marketable securities totaled $65.2 million. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with revenue generated from our collaborations, will be sufficient to fund our operations at least through the end of 2008. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

Off-Balance Sheet Arrangements

During the first half year of 2007 and year ended December 31, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe we are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of our cash.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. For all of 2006 and the first six months of 2007, we maintained an investment portfolio primarily in money market funds and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest risk arising from our investments.

All of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

For the six months ended June 30, 2007, there have been no substantive changes to the identified risk factors filed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on May 23, 2007, other than the risk factors, which are discussed below. You should carefully consider the following risk factors as well as other information in our filings under the Securities Exchange Act of 1934, as amended, before making any investment decisions regarding our common stock. The risks and uncertainties described herein and in our Annual Report on Form 10-K/A and in other reports we file with the Securities and Exchange Commission are not the only ones we face. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could harm our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 1998. We do not currently have any products that have been approved for marketing, and we continue to incur substantial research and development and general and administrative expenses related to our operations. Our net loss for the first half of 2007, 2006, 2005 and 2004 was $19.1 million, $31.2 million, $27.5 million (excluding a preferred stock dividend of $88.1 million) and $20.5 million, respectively. As of June 30, 2007, we had an accumulated deficit of $259.4 million, including an $88.1 million deemed dividend related to our IPO in September 2005. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing Phase 3 clinical trials, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenue from collaboration agreements. We do not anticipate that we will generate revenue from the sale of products for the foreseeable future. If our product candidates fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs. For example, we are undergoing a mid-year portfolio review of our ongoing clinical- and research-stage programs to prioritize and focus our efforts and the allocation of our financial and human resources. In connection with this review, we recently announced that we are suspending enrollment of our Phase 2 clinical trial in small cell lung cancer of SNS-595 to focus our clinical development efforts on advancing this product candidate as a therapy in acute leukemias and ovarian cancer and we may determine that additional actions are necessary in light of this review. The suspension of the Phase 2 clinical trial in small cell lung cancer may lower the economic value of this asset for a potential development partner. In addition, we plan to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of such program or programs to us.

Our clinical trials for our lead product candidates, SNS-595, SNS-032 and SNS-314, may not demonstrate safety or efficacy or lead to regulatory approval.

Our lead product candidates, SNS-595, SNS-032 and SNS-314, are small-molecule therapeutics being developed for the treatment of certain types of cancer. Many cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a “therapeutic window.” Based on the results of our Phase 1 clinical trials, we may select a dose for use in future clinical trials that may prove to be ineffective in treating cancer. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate further clinical trials for SNS-595, SNS-032 and/or SNS-314. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them. If clinical trials of SNS-595, SNS-032 and/or SNS-314 are halted, or if they do not show that these product candidates are safe and effective in the indications for which we are seeking regulatory approval, our future growth would be limited and we may not have any other product candidates to develop. Furthermore, our development strategy for each of SNS-595, SNS-032 and SNS-314 has been to first test the efficacy and toxicity of each product candidate as a single agent. We may determine that one or more of these product candidates is more efficacious and/or less toxic in combination with another approved cancer drug. For example, later this year we expect to initiate a Phase 1b clinical trial of SNS-595, studying SNS-595 in comibination with cytarabine in acute leukemias. Likewise, each of our product candidates may only receive FDA and foreign approvals, if at all, in combination with another cancer drug.

In addition to the risks described above, we are aware of risks that are specific to SNS-032. In previous Phase 1 clinical trials of SNS-032, significant safety risks were observed in patients who were administered SNS-032 on either a one-hour or a 24-hour infusion once every three weeks. For example, increases in certain phases of the cardiac cycle, known as the QT interval, or the corrected QT interval, or QTc, on the electrocardiograms of patients were observed in patients receiving the 24-hour infusion regimen. Increased QT intervals may be associated with increased risk for cardiac rhythm abnormalities, some of which can be serious, life-threatening events. In addition, pronounced, rapidly reversible decreases in white blood cells were observed following infusion under the one-hour infusion regimen, most likely associated with higher peak drug levels in this regimen. Further, some patients also experienced reversible liver toxicity, which limited the amount of drug that could be administered to those patients. Two of these planned clinical trials were discontinued prior to completion and prior to determination of a maximum tolerated dose. Both of these trials were discontinued by the former sponsor, BMS, because of a change in priorities within BMS’ portfolio. We will not receive regulatory approval for SNS-032 unless we are able to deliver therapeutically active doses of SNS-032 while keeping toxicities at acceptable levels. In the Phase 1 clinical trial of SNS-032 in patients with advanced solid tumors, we were delivering the drug on a daily basis in a one-hour infusion for five consecutive days. However, this dose and regimen did not allow us to achieve expected efficacious exposure without dose-limiting toxicity, and therefore we decided SNS-032 will not advance at this time as a single-agent therapeutic in that patient population.

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

We have programs to develop small molecule inhibitors of CDKs, Aurora kinases and Raf kinases for the treatment of cancer. SNS-032 is an inhibitor of CDKs 2, 7 and 9, and SNS-314 is a pan Aurora kinase inhibitor. The therapeutic benefit of inhibiting CDKs, Aurora kinases or Raf kinases in the treatment of human cancer has not been established definitively in the clinic. Although a competitive kinase inhibitor, Nexavar, was approved recently, this compound inhibits Raf and other kinases and its non-Raf kinase activities may be responsible for its efficacy. There are also other CDKs and Aurora kinase inhibitors in early clinical development, but they have yet to show therapeutic benefit or they target other kinases in addition to CDKs and Aurora kinases and their activity may be associated with inhibition of those other kinases. In addition, there are conflicting scientific reports regarding the reliance or necessity of CDK2 in the cell-cycle. If CDK, Aurora kinase or Raf kinase inhibition is not an effective treatment of human cancer, SNS-032, SNS-314 and any other drug candidates from these programs may have little or no commercial value.

We rely on a third party to manufacture our product candidates, including SNS-595, SNS-032 and SNS-314, and depend on a single supplier for the active ingredients for SNS-595 and SNS-032. There is a limited number of manufacturers that are capable of manufacturing the active ingredient of SNS-595 and SNS-032.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the active pharmaceutical ingredients, or API, and drug products for SNS-595, SNS-032 and SNS-314. The APIs are classified as toxic substances, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture our drug products. We currently have established relationships with only one manufacturer for API for SNS-595 and two manufacturers for the finished drug product. If our third-party manufacturer is unable or unwilling to produce API for SNS-595, we will need to establish a contract with another supplier. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API for six to nine months, during which time we will rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for all our API and drug products the foreseeable future.

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

Risks Related to Our Industry

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

For example, the potential toxicity of single and repeated doses of SNS-595 has been explored in a number of animal studies that suggest the mechanism-based dose-limiting toxicities in humans receiving SNS-595 may be similar to some of those observed in approved cytotoxic agents, including temporary toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1 and Phase 2 clinical trials, we have witnessed the following side effects, irrespective of causality, ranging from mild to more severe: lowered white blood cell count that may lead to a serious or possibly life-threatening infection, hair loss, mouth sores, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath, diarrhea and intestinal blockage. In addition, in our Phase 1 clinical trial of SNS-032 in patients with advanced solid tumors, we reached a maximum tolerated dose which we do not believe provides efficacious exposures. Therefore, we decided not to advance SNS-032 as a single-agent therapeutic in that patient population at this time.  Our phase 1 clinical trial of SNS-032 in patients with advanced B-cell malignancies has a limited number of patients enrolled in the trial thus far. We can not yet assess the extent and type of side effects and/or unacceptable toxicities that SNS-032 might exhibit in this patient population and in this dosing regimen. Similarly, our Phase 1 clinical trial of SNS-314 is expected to begin enrolling patients during the third quarter of 2007; no patients have been enrolled at the time of this report, and therefore we can not yet assess the extent and type of any potential side effects or unacceptable toxicities.

If our future products fail to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue to achieve or sustain profitability.

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

We sold shares of common stock in our IPO in September 2005 at a price of $7.00 per share, and our stock has subsequently traded as low as $2.91 per share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•
results from, and any delays in or discontinuance of, our clinical trial programs, including our ongoing and planned clinical trials for SNS-595, SNS-032 and SNS-314, such as our recent announcement of suspension of enrollment in our Phase 2 small cell lung cancer trial of SNS-595;

•
announcements of FDA non-approval of our product candidates, including SNS-595, SNS-032 or SNS-314, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

•	failure or discontinuation of any of our research programs;

•	announcements relating to future collaborations or our existing collaborations with Biogen Idec, Johnson & Johnson PRD and Merck;

•	delays in the commercialization of our future products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing or supplying the active ingredients for our product candidates or future products;

•	market acceptance of our future products;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future drugs;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. In May 2007, we completed a public offering of 4,750,000 shares of common stock under our $75 million universal shelf registration statement on Form S-3 declared effective by the Securities and Exchange Commission, or SEC, in December 2006. In this offering, we raised net proceeds of approximately $19.5 million. If we issue additional common stock or securities convertible into common stock, our stockholders could experience dilution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

There were no repurchases of securities or any sales of unregistered equity securities during the quarter ended June 30, 2007.

Use of Proceeds

We completed our initial public offering of 6,051,126 shares of our common stock on Form S-1 (Reg. No. 333-121646) which was declared effective by the SEC on September 27, 2005. We issued 6,000,000 shares on September 30, 2005 for gross proceeds of $42.0 million. We issued an additional 51,126 shares on November 1, 2005 for gross proceeds of $0.36 million in connection with the underwriters’ partial exercise of their over-allotment option. We paid the underwriters a commission of $3.0 million and incurred additional offering expenses of approximately $2.2 million. After deducting the underwriters’ commission and the offering expenses, the registrant received net proceeds of approximately $37.2 million.

The net proceeds from our IPO have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund clinical and preclinical development of our product candidates, to discover additional product candidates, to repay outstanding indebtedness and for general corporate purposes, including capital expenditures and working capital. We may use a portion of our net proceeds to in-license product candidates or to invest in businesses or technologies that we believe are complementary to our own.

No payments for such expenses related to our IPO were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on June 5, 2007, or the Annual Meeting. At the Annual Meeting, our stockholders voted upon one matter. A description of such matter and a tabulation of the votes is as follows:

The only proposal at the Annual Meeting was the election of four directors, each to serve until the 2010 Annual Meeting of Stockholders or until their earlier resignation or removal or their successors have been duly elected and qualified. The tabulation of votes on this proposal is as follows:

Nominee	For	Withheld
Anthony B. Evnin, Ph.D.	16,738,505	72,830
Steven D. Goldby	16,750,447	60,888
Homer L. Pearce, Ph.D.	16,755,106	56,229
James A. Wells, Ph.D.	16,774,442	36,893

Stephen Fodor, Ph.D., Matthew K. Fust, Jonathan S. Leff, David C. Stump, M.D., Daniel N. Swisher, Jr. and James W. Young, Ph.D. also continued to serve as directors after the Annual Meeting.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.3	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement.

10.51
Executive Severance Benefits Agreement by and between the Company and Valerie L. Pierce, dated May 14, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on May 15, 2007).

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunesis Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)
By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer
Date: August 8, 2007

EXHIBIT INDEX

Exhibit Number	Description

10.3	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement.

10.51
Executive Severance Benefits Agreement by and between the Company and Valerie L. Pierce, dated May 14, 2007
(incorporated by reference to the Company's Current Report on Form 8-K filed on May 15, 2007).

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunesis Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.