Form 10-Q
period 2007-09-30
SUNESIS PHARMACEUTICALS INC
filed 2007-11-08
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51531

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

The registrant had 34,319,314 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2007.

Note: PDF provided as a courtesy

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$12,411,761	$6,075,449
Marketable securities	42,567,612	57,029,199
Prepaids and other current assets	1,189,608	1,082,817
Total current assets	56,168,981	64,187,465

Property and equipment, net	4,470,776	4,728,929
Deposits and other assets	359,974	359,974
Total assets	$60,999,731	$69,276,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$556,039	$2,477,656
Accrued compensation	2,189,961	2,323,742
Other accrued liabilities	3,348,309	961,766
Current portion of deferred revenue	1,702,031	2,260,478
Current portion of equipment financing	939,664	885,273
Total current liabilities	8,736,004	8,908,915

Non-current portion of deferred revenue	—	1,143,159
Non-current portion of equipment financing	1,323,960	955,695
Deferred rent and other non-current liabilities	1,581,226	1,464,902
Total liabilities	11,641,190	12,472,671
Commitments (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,319,314 shares issued and outstanding at September 30, 2007; 100,000,000 shares authorized, 29,443,079 shares issued and outstanding at December 31, 2006	3,432	2,944
Additional paid-in capital	319,938,390	298,073,896
Deferred stock-based compensation	(387,736)	(1,006,604)
Accumulated other comprehensive income (loss)	32,563	(21,376)
Accumulated deficit	(270,228,108)	(240,245,163)
Total stockholders’ equity	49,358,541	56,803,697

Total liabilities and stockholders’ equity	$60,999,731	$69,276,368

(1)	The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue:
Collaboration revenue	$80,776	$237,046	$1,539,110	$6,124,418
Collaboration revenue from related party	1,749,498	1,712,045	5,827,695	5,591,890
License revenue	—	—	250,000	—
Grant and fellowship revenue	—	—	—	37,901
Total revenues	1,830,274	1,949,091	7,616,805	11,754,209

Operating expenses:
Research and development	8,787,118	8,583,298	27,792,058	27,146,773
General and administrative	3,408,693	3,047,583	10,749,034	8,882,784
Restructuring charges	1,217,848	—	1,217,848	—
Total operating expenses	13,413,659	11,630,881	39,758,940	36,029,557

Loss from operations	(11,583,385)	(9,681,790)	(32,142,135)	(24,275,348)

Interest income	796,731	992,261	2,310,285	2,495,965
Interest expense	(55,903)	(45,970)	(152,254)	(433,625)
Other income, net	232	1,856	1,159	5,749
Net loss	$(10,842,325)	$(8,733,643)	$(29,982,945)	$(22,207,259)

Basic and diluted loss per share	$(0.32)	$(0.30)	$(0.95)	$(0.82)

Shares used in computing basic and diluted loss per share	34,315,961	29,333,909	31,667,511	27,209,536

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(29,982,945)	$(22,207,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,295,834	1,174,805
Stock-based compensation expense	2,488,435	2,062,722
Restructuring charges	209,921	—
Non-cash research and development expense	—	1,999,999
Changes in operating assets and liabilities:
Prepaids and other current assets	(106,791)	506,681
Accounts payable	(1,921,617)	156,749
Accrued compensation	(133,781)	76,807
Other accrued liabilities	2,386,543	235,982
Deferred rent and other non-current liabilities	116,324	79,645
Deferred revenue	(1,701,606)	(3,036,915)
Net cash used in operating activities	(27,349,683)	(18,950,784)

Cash flows from investing activities
Purchases of property and equipment	(1,160,879)	(1,958,730)
Purchases of marketable securities	(70,733,619)	(38,515,497)
Maturities of marketable securities	85,249,145	25,647,956
Net cash provided by (used in) investing activities	13,354,647	(14,826,271)

Cash flows from financing activities
Proceeds from borrowings under equipment financing	1,179,337	238,568
Payments on equipment financing	(756,681)	(864,282)
Proceeds from issuance of common stock and exercise of options, net of repurchases	19,908,692	44,376,652
Net cash provided by financing activities	20,331,348	43,750,938

Net increase in cash and cash equivalents	6,336,312	9,973,883
Cash and cash equivalents at beginning of period	6,075,449	17,704,465
Cash and cash equivalents at end of period	$12,411,761	$27,678,348

Supplemental disclosure of cash flow information
Interest paid	$152,254	$181,832
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$(76,980)	$(388,836)
Issuance of common stock for in-licensing agreement	—	$1,999,999

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. Sunesis is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics for oncology and other serious diseases. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital. In January 2007, the Company formed a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet at December 31, 2006 was derived from the audited financial statements at that date. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other interim period.

These unaudited, condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding, and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock and warrants to purchase common stock are considered to be potential common shares but were excluded from the calculation of diluted loss per common share for all periods presented since their effect is anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Outstanding securities not included in diluted loss per share calculation:
Options to purchase common stock	5,036,647	3,149,677	5,036,647	3,149,677
Warrants to purchase common stock	2,693,237	2,693,237	2,693,237	2,693,237
Total	7,729,884	5,842,914	7,729,884	5,842,914

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains and losses on marketable securities. Comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(10,842,325)	$(8,733,643)	$(29,982,945)	$(22,207,259)
Change in unrealized gain/(loss) on marketable securities	34,228	12,128	53,939	55,231
Comprehensive loss	$(10,808,097)	$(8,721,515)	$(29,929,006)	$(22,152,028)

Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2007	December 31, 2006
Unrealized gain/(loss) on marketable securities	$32,563	$(21,376)

Employee Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). Under SFAS No. 123(R), stock-based compensation costs for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally over the vesting period, on a straight-line basis.

SFAS No. 123(R)

Employee stock-based compensation expense related to all of the Company’s share-based awards, including stock options granted prior to the Company’s initial public offering (“IPO”), which continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), is as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development	$320,854	$289,588	$1,047,218	$898,507
General and administrative	421,242	396,408	1,439,237	1,067,036
Stock-based compensation	$742,096	$685,996	$2,486,455	$1,965,543

The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2007 and 2006 was $1.56 and $3.31 per share, respectively, using the Black-Scholes option-pricing model (the “Black-Scholes Model”). The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2007 and 2006 was $1.78 and $3.87 per share, respectively, using the Black-Scholes Model.

The Company uses the Black-Scholes Model to value its stock options with the following assumptions (annualized percentages):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Volatility	68.5%	80.0%	68.5%	80.0%
Risk-free interest rate	4.2%	4.8%	4.3%	4.9%
Dividend yield	none	none	none	none
Expected term (years)	5.1	5.0	5.1	5.0

The weighted-average estimated fair value of purchase rights under our Employee Stock Purchase Plan (“ESPP”) for the three months ended September 30, 2007 and 2006 was $2.00 and $2.58 per share, respectively. The weighted-average estimated fair value of purchase rights under the ESPP for the nine months ended September 30, 2007 and 2006 was $1.93 and $2.82 per share, respectively. The weighted-average estimated fair value of purchase rights under the ESPP was calculated using the Black-Scholes Model with the following assumptions (annualized percentages):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Volatility	68.5% - 80.0%	80.0%	68.5% - 80.0%	80.0%
Risk-free interest rate	4.9% - 5.1%	4.4% - 5.1%	4.9% - 5.1%	3.9% - 5.1%
Dividend yield	none	none	none	none
Expected term (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its peer group in the same industry. The expected term of the employees’ purchase rights under the Company’s ESPP is equal to the purchase period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in both models. SFAS No. 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on the Company’s historical option cancellation and forfeiture information. Forfeitures were estimated based on historical experience. If factors change and the Company employs different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that the Company records under SFAS No. 123(R) may differ significantly from what it has recorded in the current period.

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

The Company records amortization of deferred stock-based compensation in accordance with the prospective transition method of SFAS No. 123(R) for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. For the three months ended September 30, 2007 and 2006, the Company recorded amortization of deferred stock-based compensation of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded amortization of deferred stock-based compensation of $0.5 million and $0.5 million, respectively.

As of September 30, 2007, the expected future amortization expense for deferred stock-based compensation during each of the following periods is as follows:

Year ending December 31,
2007 remaining period	$136,135
2008	251,601
Total amount to be amortized	$387,736

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). There was no impact on the Company’s financial statements upon adoption. Because of the Company’s historical net operating losses, it has not been subject to income tax since inception. There were no unrecognized tax benefits during all the periods presented.

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss (“NOL”) carryforwards, research credits and capitalized research and development. The Company’s net deferred tax assets have been fully offset by a valuation allowance because of the Company’s history of losses. Under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of NOL carryforwards that can be utilized annually in the future to offset taxable income. If a change in ownership of the Company is deemed to have occurred or occurs in the future, the Company’s ability to use its NOL carryforwards in any year may be limited.

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

Under the terms of this agreement, the Company may in the future be required to make a series of milestone payments of up to $29.0 million in cash, equity or any combination thereof to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may be required to make a series of development and commercialization milestone payments totaling up to $49.0 million in cash, equity or any combination thereof to BMS, as well as royalty payments, based on any future product net sales. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future CDK inhibitors derived from related intellectual property. In February 2006, upon commencement of a Phase 1 clinical trial, the Company made a $2.0 million milestone payment through the issuance of 404,040 shares of the Company’s common stock, which was recorded as research and development expense.

The University of California, San Francisco

In August 2005, and as amended in April 2006, the Company entered into a research and license agreement with the University of California, San Francisco (“UCSF”), that provides UCSF a limited license to use Tethering, the Company’s proprietary fragment-based drug discovery approach, for academic purposes. UCSF intends to leverage Tethering to identify novel, small molecule drug candidates. In return, the Company received an exclusive royalty-free license to any improvements to Tethering or fragment libraries that emerge from UCSF’s research. In the event that any small molecules are discovered using Tethering, the Company will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or any other drug target on which the Company is currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was a founder of the Company and is a member of the Company’s Board of Directors.

SARcode, Inc.

In March 2006, the Company entered into a license agreement with SARcode, Inc. (“SARcode”), a privately-held biopharmaceutical company, that provides SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1 (“LFA-1”) patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. The Company had previously discontinued its LFA-1 inhibitor program, which is outside of the Company’s strategic focus.

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

3.   Collaboration Agreements

Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In May 2002, the Company entered into a research collaboration with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“J&J PRD”) to discover small molecule inhibitors of Cathepsin S, an enzyme that is important to regulating the inflammatory response. During the research term of this collaboration, the Company applied its proprietary Tethering technology to discover novel inhibitors of Cathepsin S.

The research funding portion of the agreement expired on December 31, 2005. Costs associated with research and development activities attributable to this agreement approximated the research funding recognized. The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from J&J PRD based on future product sales.

Biogen Idec, Inc.

In August 2004, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover and develop small molecules targeting RAF kinase and up to five additional oncology kinases, a family of cell signaling enzymes that play a role in the progression of cancer. The Company applies its proprietary Tethering technology to generate novel, small molecule leads that inhibit the oncology kinase targets that are covered by this collaboration. This collaboration is still in the research phase and involves active participation by the Company’s personnel. This collaboration has a four-year research term, which, if not extended, expires in August 2008.

Under the terms of the collaboration agreement, the Company received a $7.0 million upfront non-refundable and non-creditable technology access fee, which is being recognized as revenue over an initial four-year research term. In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec is required to pay to the Company an additional technology access fee as specified in the agreement. In addition, the Company receives quarterly research funding of $1.2 million, subject to inflation adjustments, to be paid by Biogen Idec in advance to support some of the Company’s research personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on net sales of any compound resulting from the collaboration. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration. In April 2006, the Company received a $0.5 million milestone payment from Biogen Idec for meeting certain preclinical milestones related to the Raf program, and the Company recorded it as revenue.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”) entered into a research collaboration to identify and optimize inhibitors of beta-amyloid converting enzyme (“BACE”), which is believed to play a key role in Alzheimer’s disease. This collaboration had an initial three-year research term and a one-year option period. In November 2005, the one-year option was not exercised by Merck and the research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement ending February 2006. However, the Company retains the right to earn future milestone payments of up to $45.0 million for BACE and $38.0 million for all other indications, and royalties on annual net sales of any compound that results from the collaboration. In June 2006 and again in May 2007, the Company received milestone payments of $4.25 million and $1.0 million, respectively, from Merck for meeting certain preclinical milestones related to BACE.

In July 2004, the Company and Merck entered into a multi-year research collaboration to discover novel oral drugs for the treatment of viral infections. The Company provided Merck with a series of small molecule compounds targeting viral infections. These compounds were derived from Tethering. Merck agreed to be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies. Merck is obligated to pay annual license fees ranging from $0.05 million to $0.3 million for the Company’s consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections.

Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which was being recognized as revenue over an initial three-year research term. The Company is also entitled to receive annual license fees aggregating $0.95 million. Through September 30, 2007, the Company has received $0.9 million in annual license fees. In addition, the Company may receive payments based on the achievement of development milestones of up to $22.1 million. In addition, the Company is entitled to receive royalty payments based on net sales for any products resulting from the collaboration. Merck receives an exclusive worldwide license to any products resulting from the collaboration.

In connection with the above collaboration agreements, the Company recognized the following revenues in the periods presented, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Merck	$80,776	$237,046	$1,539,110	$6,124,418
Biogen Idec-related party	1,749,498	1,712,045	5,827,695	5,591,890
Total collaboration revenue	$1,830,274	$1,949,091	$7,366,805	$11,716,308

The Company considers Biogen Idec to be a related party because Biogen Idec owned approximately 8.5 percent of the Company’s common stock as of September 30, 2007 and approximately 10 percent of the Company’s common stock as of December 31, 2006.

4. 2007 Restructuring Plan

On August 28, 2007, the Company implemented a revised operating plan to focus its efforts on generating definitive data from its lead programs while streamlining the Company’s operations and extending its financial resources. The restructuring plan included an immediate reduction in the Company’s workforce of approximately twenty-five percent, or 35 employees, to 108 employees. All employees were given severance payments, based on length of service at the Company, and career transition assistance.  On October 22, 2007, the Company completed its consolidation of leased facilities, vacating one property and relocating those employees to its main location. The Company is currently marketing the vacated property to prospective sublessees.

The Company expects to complete all restructuring activities and recognize all anticipated restructuring charges by the first quarter of 2008. All severance payments are expected to be made by December 31, 2007.

As a result of the restructuring plan, the Company recorded a restructuring charge in the third quarter of 2007 of $1.1 million for personnel costs and $0.1 million for facilities-related and other costs, of which $0.7 million in costs were settled in cash. The Company estimates that the total amount of the restructuring charge will be $1.5 million, of which $1.1 million will be personnel costs and $0.4 million will be facilities related expenses. The cash portion of the restructuring charge is estimated to be approximately $1.2 million, and the non-cash portion related to stock-based compensation and a write-off of leasehold improvements on the vacated property is estimated to be approximately $0.3 million.

The following table summarizes the accrual balances and utilization by cost type for the restructuring plan:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Balance at June 30, 2007	$—	$—	$—
Restructuring charges	1,094,650	123,198	1,217,848
Cash payments	(708,958)	—	(708,958)
Non-cash settlement	(86,723)	(123,198)	(209,921)
Balance at September 30, 2007	$298,969	$—	$298,969

5. Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. As of September 30, 2007, the Company had drawn a total of $10.4 million under various credit lines under the financing agreement and the outstanding balance was $2.3 million, which bears interest at rates ranging from 7.53 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed.

In conjunction with a credit line of $2.5 million under the GECC agreement which has since expired, the Company issued warrants to GECC to purchase shares of the Company’s Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the Company’s IPO. The fair value of the warrants issued was insignificant, as determined using the Black-Scholes model, and was accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This fair value was fully amortized as of December 31, 2006. As of September 30, 2007, the Company was in compliance with all covenants in the GECC agreement.

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

The fair value of the warrants issued was $0.5 million, as determined using the Black-Scholes Model, and was accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. This fair value was fully amortized as of December 31, 2006.

6.  Contingencies

The Company is not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of the Company’s business.

7.  Stockholders’ Equity

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

8.  Employee Benefit Plans

Stock Option Plans

The Company generally grants options (i) to new employees which vest and become exercisable 25 percent on the first anniversary of the vesting commencement date and then 1/48th each month thereafter, and (ii) to existing employees which vest and become exercisable at the rate of 1/48th each month following the date of grant over a period of four years.

1998 Stock Plan and 2001 Stock Plan

The Company has options outstanding pursuant to its 1998 Stock Plan (“1998 Plan”) and its 2001 Stock Plan (“2001 Plan”). In conjunction with the Company's IPO, the Board of Directors elected not to grant any additional options under either of these stock plans in the future. A description of the Company's 1998 Plan and 2001 Plan is contained in the Company's Form 10-K/A for the year ended December 31, 2006.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and, in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (the “2005 Plan”). The 2005 Plan is intended to serve as the successor equity incentive program to the Company’s 1998 Plan and its 2001 Plan. The Company initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company’s 1998 Plan or 2001 Plan that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of September 30, 2007, options to purchase 3,719,523 shares of the Company’s common stock have been granted under the 2005 Plan and 2,760 shares of common stock have been issued under the 2005 Plan.

Beginning in 2006, the number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day each year by an amount equal to the lesser of: (i) 4 percent of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) an amount determined by the Board of Directors. The 2005 Plan was increased by 860,445 shares on January 1, 2006 and by 1,082,352 shares on January 1, 2007 in accordance with this provision. As of September 30, 2007, the total number of shares available for future grants under the 2005 Plan was 520,415. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock per calendar year pursuant to awards under the 2005 Plan.

 2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (“2006 Plan”), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company’s stockholders. Effective January 1, 2007, the Company’s Board of Directors increased the number of shares of common stock reserved for issuance under the 2006 Plan by an additional 200,000 shares, such that the total aggregate number of shares of common stock reserved for issuance under the 2006 Plan is 400,000 shares. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or who become employees following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to employees under the 2006 Plan must be made in connection with the commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to the employee entering into employment with the Company or a subsidiary of the Company. As of September 30, 2007, options to purchase 353,000 shares have been granted under the 2006 Plan and no shares have been issued under the 2006 Plan.

A summary of stock option transactions for all of the Company’s stock option plans since December 31, 2006 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,942,435	$4.30
Options granted	1,548,750	$2.94
Options exercised	(64,107)	$2.48
Options canceled/forfeited/expired	(390,431)	$5.09
Balance at September 30, 2007	5,036,647	$3.85	8.0	$34,060
Exercisable at September 30, 2007	2,271,096	$3.80	6.5	$34,060

The following table summarizes outstanding and exercisable options for all of the Company’s stock option plans as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 9/30/07	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable as of 9/30/07	Weighted- Average Exercise Price
$0.43 - $2.31	69,417	7.5	$1.82	21,417	$0.72
$2.55	1,298,466	5.2	$2.55	1,260,102	$2.55
$2.59	1,142,650	10.0	$2.59	—	—
$2.72 - $4.74	464,380	9.3	$4.15	79,567	$3.95
$4.85	645,731	9.0	$4.85	173,958	$4.85
$4.93 - $5.16	117,257	8.8	$5.04	40,393	$5.06
$5.25	1,021,431	8.2	$5.25	513,783	$5.25
$5.50 - $6.40	182,716	8.8	$6.06	108,155	$6.12
$7.15	22,400	8.5	$7.15	8,400	$7.15
$9.56	72,199	7.7	$9.56	65,321	$9.56
$0.43 - $9.56	5,036,647	8.0	$3.85	2,271,096	$3.80

The Company determines the fair value of share-based payment awards on the grant date using an option-pricing model which is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three months ended September 30, 2007 and 2006 was approximately $1.9 million and $0.4 million, respectively. The total estimated grant date fair value of stock options that were granted during the nine months ended September 30, 2007 and 2006 was approximately $2.8 million and $1.3 million, respectively. The estimated fair value of shares vested during the three months ended September 30, 2007 and 2006 was $0.7 million and $0.4 million, respectively. The estimated fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $2.1 million and $1.4 million, respectively. At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $7.3 million and the cost is expected to be recognized over a weighted average period of 1.6 years. The total intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was approximately none and $0.1 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2007, the Company recorded cash received from the exercise of stock options of approximately $28,000 and $0.2 million, respectively. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three and nine months ended September 30, 2007 and 2006.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and in September 2005, the stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”). The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of September 30, 2007, there have been 207,660 shares issued under the ESPP.

Beginning in 2006, the number of shares of common stock reserved under the ESPP automatically increases on the first trading day each year, by an amount equal to the lesser of: (i) 0.5 percent of the Company’s outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) an amount determined by the Board of Directors. The ESPP was increased by 107,556 shares on January 1, 2006 and by 135,294 shares on January 1, 2007 in accordance with this provision. At September 30, 2007, there were 238,131 shares of common stock reserved for future issuance under the ESPP. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 of shares of common stock per calendar year pursuant to awards under the ESPP. No one may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three and nine months ended September 30, 2007 was approximately none and $0.1 million, respectively.

9.  Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of September 30, 2007.

 10.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No. 159 will have on our results of operations and financial position.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains “ forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended that involve risks, uncertainties and assumptions. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. . Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc.

Business Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for oncology and other serious diseases. We have developed a proprietary fragment-based drug discovery approach called “Tethering” that we combine with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics. We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics. We are advancing product candidates through in-house research and development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies. Since 2002, we have focused on the discovery and development of novel small molecule drugs. We recently underwent a mid-year portfolio review of our ongoing clinical- and research-stage programs to prioritize and focus our efforts and the allocation of our financial and human resources. In connection with this review, we announced in August 2007 a twenty-five percent reduction in workforce and implementation of a revised operating plan in order to focus our efforts on generating definitive data from our lead programs while streamlining our operations and extending our financial resources.

We are currently advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel cell cycle inhibitor. With SNS-595, we are currently conducting one Phase 2 clinical trial in ovarian cancer, one Phase 1b combination clinical trial with cytarabine in acute leukemias, and one Phase 1b clinical trial in acute leukemias.

Our second most advanced product candidate, SNS-032, is a potent and selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9. We currently are conducting a Phase 1 clinical trial with SNS-032 in patients with advanced B-cell malignancies. We are also developing SNS-314, a targeted small molecule inhibitor of Aurora kinases, for the treatment of cancer. We began enrolling patients in a Phase 1 dose escalation trial in patients with advanced solid tumors in September 2007.

We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. We may in the future enter into collaborations to maximize the commercial potential of these programs.

We have an ongoing strategic collaboration with Biogen Idec, Inc. to discover and develop small molecules that inhibit certain oncology kinase targets. This collaboration is still in the research phase and involves active participation by our personnel. Under this collaboration, we receive quarterly research funding of $1.2 million, subject to inflation adjustments, during the four-year research term which, if not extended, expires in August 2008. We may in the future receive additional pre-commercialization milestone payments of up to $60.5 million per target and royalty payments based on product sales by Biogen Idec as a result of this collaboration.

We also have three other ongoing collaborations, one with Johnson & Johnson Pharmaceutical Research and Development, L.L.C. and two with Merck & Co., Inc., under which the research funding portions have expired. However, if our collaborators advance certain product candidates resulting from these collaborations, we may be entitled to receive additional milestone payments as well as royalty payments based on future product sales, if any. As of September 30, 2007, we had received an aggregate of approximately $80.1 million in cash from our current and former collaboration and licensing partners in the form of stock purchase proceeds and fees from our current and former collaboration partners.

Since our inception, we have generated significant losses. As of September 30, 2007, we had an accumulated deficit of $270.2 million, including a deemed dividend of $88.1 million recorded in conjunction with our initial public offering, or IPO, in September 2005. We expect our net losses to increase in the future, primarily due to our anticipated clinical trial activities.

Restructuring

On August 28, 2007, we implemented a revised operating plan to focus our efforts on generating definitive data from our lead programs while streamlining the Company’s operations and extending its financial resources. The restructuring plan included an immediate reduction in the Company’s workforce of approximately twenty-five percent, or 35 employees, to 108 employees. All employees were given severance payments, based on length of service at the Company and career transition assistance.  On October 22, 2007, we completed our consolidation of leased facilities, vacating one property and relocating those employees to our main location. We are currently marketing the vacated property to prospective sublessees.

We expect to complete all restructuring activities and recognize all anticipated restructuring charges by the first quarter of 2008. All severance payments are expected to be made by December 31, 2007.

As a result of the restructuring plan, we recorded a restructuring charge in the third quarter of 2007 of $1.1 million for personnel costs and $0.1 million for facilities-related and other costs, of which $0.7 million in costs were settled in cash. We estimate that the total amount of the restructuring charge will be $1.5 million, of which $1.1 million will be personnel costs and $0.4 million will be facilities related expenses. The cash portion of the restructuring charge is estimated to be approximately $1.2 million, and the non-cash portion related to stock-based compensation and a write-off of leasehold improvements on the vacated property is estimated to be approximately $0.3 million.

The following table summarizes the accrual balances and utilization by cost type for the restructuring plan:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Balance at June 30, 2007	$—	$—	$—
Restructuring charges	1,094,650	123,198	1,217,848
Cash payments	(708,958)	—	(708,958)
Non-cash settlement	(86,723)	(123,198)	(209,921)
Balance at September 30, 2007	$298,969	$—	$298,969

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and guidance regarding the methods for measuring fair value, and expands related disclosures about those measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 will have on our results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No. 159 will have on our results of operations and financial position.

Results of Operations

Three and Nine Months Ended September 30, 2007 and 2006

Revenue. Since inception, we have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, substantially all of our revenue has consisted of collaboration revenue. In the nine months ended September 30, 2007, we received a $0.25 million license fee from SARcode, Inc., which was recognized as license revenue. In the nine months ended September 30, 2006, we recognized $0.04 million in grant and fellowship revenue. We have not received any grant or fellowship revenue since the first quarter of 2006 and we do not plan to perform any additional work under our previously awarded Small Business Research Inititative, or SBIR, grants in the foreseeable future.

Collaboration Revenue. We generate revenue primarily through our collaborations. We currently have three ongoing collaborations, one of which involves active participation by our personnel. Revenue from these collaborations has included technology access fees, research funding and milestone payments and in the future also may include royalties upon sales of future products that may result from the collaborations. The table below sets forth our revenue for the three and nine months ended September 30, 2007 and 2006 from collaboration partners.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Merck	$80,776	$237,046	$1,539,110	$6,124,418
Biogen Idec-related party	1,749,498	1,712,045	5,827,695	5,591,890
Total collaboration revenue	$1,830,274	$1,949,091	$7,366,805	$11,716,308

Collaboration revenue decreased slightly by $0.1 million, or 5.0 percent, to $1.8 million for the three months ended September 30, 2007 from $1.9 million for the same period in 2006, primarily due to lower amortization of license fees related to the Merck antiviral collaboration in the 2007 quarter. Collaboration revenue decreased by $4.3 million, or 37.0 percent, to $7.4 million for the nine months ended September 30, 2007 from $11.7 million for the same period in 2006, primarily due to the 2006 receipt of a $4.25 million milestone payment from Merck for our BACE program, partially offset by a $1.0 million payment from Merck in 2007 for the achievement of an additional milestone in that program. In addition, the research phase of the Merck BACE collaboration was terminated in February 2006. Though the research phase of all of our collaborations other than our oncology kinase collaboration with Biogen Idec has been completed, we continue to be eligible to earn milestone payments and royalties on any compounds that result from the collaborations.

Research and Development Expense. Most of our operating expenses to date have been for research and development activities. Research and development expense represents costs incurred to discover and develop novel, small molecule therapeutics, including Phase 1 and Phase 2 clinical trial costs for SNS-595 and Phase 1 clinical trial costs for SNS-032 and SNS-314, to develop our proprietary fragment-based Tethering drug discovery approach, to develop in-house research and preclinical study capabilities, and to discover and advance our product candidates. We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense for the three and nine months ended September 30, 2007 and 2006 for each of our product candidate programs:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
SNS-595	$3,693	$2,217	$9,999	$6,117
SNS-032	952	961	2,858	2,420
SNS-032 - milestone payment to BMS	—	—	—	2,000
SNS-314	953	1,297	3,434	3,880
Other kinase inhibitors	2,261	3,253	8,498	9,260
Discovery and New Technology	834	847	2,806	2,945
Other programs	94	8	197	525
Total	$8,787	$8,583	$27,792	$27,147

Research and development expense increased by $0.2 million, or 2.4 percent, to $8.8 million for the three months ended September 30, 2007 from $8.6 million for the same period in 2006. This increase is primarily due to a $1.5 million increase in spending on development of SNS-595, partially offset by (i) reduced spending of $1.0 million on other kinase inhibitors program due to a shift in research priorities with a greater emphasis on supporting our clinical programs and the restructuring and workforce reduction announced in August 2007, and (ii) reduced spending of $0.3 million on the development of SNS-314 in the third quarter of 2007 due to completion of the filing of the IND for SNS-314 in February 2007.

Research and development expense increased slightly by $0.7 million, or 2.4 percent, to $27.8 million for the nine months ended September 30, 2007 from $27.1 million for the same period in 2006. The 2006 period included a non-cash $2.0 million milestone payment to Bristol-Myers Squibb Company, or BMS, in connection with the commencement of a Phase 1 clinical trial for SNS-032. Net of this payment, research and development expenses increased by $2.7 million, or 10.5 percent, to $27.8 million for the nine months ended September 30, 2007 from $25.1 million for the same period in 2006. This $2.7 million increase is primarily due to a $3.9 million increase in spending on development of SNS-595 and a $0.4 million increase in spending on the development of SNS-032, partially offset by (i) a $0.4 million decrease in spending for SNS-314, and (ii) a $1.1 million decrease in spending on our other kinase inhibitors program and in other programs due to changing research priorities with a greater emphasis on supporting our clinical programs.

We expect to continue to incur substantial research and development expenses over the next several years, only a portion of which we expect to be funded by collaboration partners. As SNS-595, SNS-032 and SNS-314 progress through the clinical development stage, and we potentially bring additional product candidates through discovery and research and into clinical trials, our spending will further increase. In addition, under our oncology kinase collaboration with Biogen Idec, we have an option to co-fund a portion of the development costs of product candidates for up to two targets that may result from this collaboration. Our decision to exercise this option, if made, would materially increase our research and development expense.

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities, management, legal and general administration and non-cash stock compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors and patent-related expenses. General and administrative expense increased by $0.4 million, or 11.8 percent, to $3.4 million for the three months ended September 30, 2007, from $3.0 million for the same period in 2006. This increase is primarily due to (i) a $0.1 million increase in salary and related expenses primarily due to higher average salaries and increased stock-based compensation expense, and (ii) a $0.2 million increase in professional services expenses primarily due to increased audit expense and patent prosecution expense. General and administrative expense increased by $1.8 million, or 21.0 percent, to $10.7 million for the nine months ended September 30, 2007, from $8.9 million for the same period in 2006. This increase is primarily a result of (i) a $0.9 million increase in salary and related expenses due to increases in stock-based compensation expense, salaries and severance, (ii) a $0.4 million increase in other personnel expense due to an increase in temporary services, (iii) a $0.4 million increase in professional service expense reflecting increased audit and tax preparation fees and patent prosecution fees, and (iv) a $0.2 million increase in office and related expenses.

Restructuring Charge. For the three and nine months ended September 30, 2007, we recorded a $1.2 million restructuring charge related to the restructuring plan announced and implemented in August 2007. This restructuring charge consists of (i) $1.0 million in severance payments and related personnel termination costs, (ii) $0.1 million cost related to extending the option exercise period to 16 months for terminated employees, and (iii) a $0.1 million write-off of leasehold improvements that will no longer be utilized.

Interest Income. Interest income decreased by $0.2 million to $0.8 million for the three months ended September 30, 2007, from $1.0 million for the same period in 2006, primarily due to lower average balances of cash, cash equivalents and marketable securities during 2007. Interest income decreased by $0.2 million to $2.3 million for the nine months ended September 30, 2007 from $2.5 million for the same period in 2006 for the reason stated above.

Interest Expense. Interest expense remained relatively consistent at $54,000 for the three months ended September 30, 2007 compared to $46,000 for the same period in 2006, and decreased to $0.2 million for the nine months ended September 30, 2007 from $0.4 million for the same period in 2006, due to lower average outstanding debt obligations in 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding and technology access fees from our collaboration partners, debt financings and research grants. As of September 30, 2007, we had cash, cash equivalents and marketable securities of $55.0 million and outstanding borrowing under equipment financings of $2.3 million.

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

Cash Flow

Net cash used in operating activities was $27.3 million and $19.0 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in operating activities for these periods consisted primarily of our net loss, partially offset by depreciation and amortization, deferred revenue and stock-based compensation expense, and for the nine months ended September 30, 2006, a $2.0 million non-cash milestone payment to BMS upon commencement of a Phase 1 clinical trial for SNS-032.

Net cash provided by investing activities was $13.4 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $14.8 million for the nine months ended September 30, 2006. The cash provided during the nine months ended September 30, 2007 was primarily attributable to the net maturities of $14.5 million of securities, partially offset by the purchase of property and equipment totaling $1.2 million. Net cash used in investing activities during the nine months ended September 30, 2006 was related to the net purchases of $12.9 million of securities and the purchase of property and equipment of $2.0 million. Our investing activities for these periods consisted primarily of the management of proceeds from our sales of common stock.

Net cash provided by financing activities was $20.3 million and $43.8 million for the nine months ended September 30, 2007 and 2006, respectively. Our financing activities for the 2007 period consisted primarily of (i) $19.5 million in net proceeds from a public offering in May 2007; (ii) $0.4 million from an Employee Stock Purchase Plan purchase and stock option exercises; and (iii) $1.2 million pursuant to an equipment loan, partially offset by the repayment of $0.8 million in equipment loans related to capital equipment purchases in prior periods. Our financing activities for the nine months ended September 30, 2006 consisted primarily of net proceeds of $43.7 million in a private placement of common stock and warrants in March 2006.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, or GECC. Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. As of September 30, 2007, we have drawn a total of $10.4 million under various credit lines under the financing agreement and the outstanding balance was $2.3 million, which bears interest at rates ranging from 7.53 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed. As of September 30, 2007, we were in compliance with all covenants in the GECC agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue unless and until we have a product candidate approved by the United States Food and Drug Administration, or FDA, or similar regulatory agencies in other countries and unless and until we successfully commercialize such an approved product. As of September 30, 2007, our cash, cash equivalents and marketable securities totaled $55.0 million. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with revenue generated from our collaborations, will be sufficient to fund our operations beyond 2008. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or conduct additional workforce reductions. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

Off-Balance Sheet Arrangements

Through the nine months ended September 30, 2007 and the year ended December 31, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe we are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rate fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of our cash.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including money market funds, commercial paper and government and non-government debt securities. For all of 2006 and the first nine months of 2007, we maintained an investment portfolio primarily in money market funds and corporate commercial paper. Due to the short-term nature of the majority of these investments, we believe we do not have a material exposure to interest risk arising from our investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A.  Risk Factors

For the nine months ended September 30, 2007, there have been no substantive changes to the identified risk factors filed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on May 23, 2007, other than in those risk factors, set forth below. You should carefully consider the following risk factors as well as other information in our filings under the Securities Exchange Act of 1934, as amended, before making any investment decisions regarding our common stock. The risks and uncertainties described herein and in our Annual Report on Form 10-K/A and in other reports we file with the Securities and Exchange Commission are not the only ones we face. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If events corresponding to any of these risks actually occur, they could harm our business, financial condition, operating results or prospects. In that case, the trading price of our common stock could decline.

 Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in 1998. We do not currently have any products that have been approved for marketing, and we continue to incur substantial research and development and general and administrative expenses related to our operations. Our net loss for the nine months ended September 30, 2007, and for the years ended December 31, 2006, 2005 and 2004 was $30.0 million, $31.2 million, $27.5 million (excluding a preferred stock dividend of $88.1 million) and $20.5 million, respectively. As of September 30, 2007, we had an accumulated deficit of $270.2 million, including an $88.1 million deemed dividend related to our IPO in September 2005. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing Phase 3 clinical trials, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenue from collaboration agreements. The research phase for all but one of our collaboration agreements is completed, and the research phase of that agreement, if not extended, will end in August 2008. We can offer no assurance that we will enter into a new or renewed collaboration agreement in the near future that will result in revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We will need to raise substantial additional capital to:

•	fund clinical trials and seek regulatory approvals;

•	pursue the development of additional product candidates;

•	continue our research and expand our development activities;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property portfolio; and

•	hire additional management and development personnel.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs, or conduct additional workforce reductions. For example, we recently announced that we reduced our workforce by approximately twenty-five percent and implemented a revised operating plan to focus our efforts on generating definitive data from our lead programs while streamlining our operations and extending our financial resources. In addition to our development activities in acute myeloid leukemia (AML), over the next eighteen months we expect to continue to advance our ongoing studies of SNS-595 in ovarian cancer, SNS-032 in B-Cell malignancies and SNS-314 in solid tumors.

In addition, we may partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of such program or programs to us.

Our workforce reduction announced in August 2007 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

In August 2007, we announced a workforce reduction of 35 employees in order to reduce expenses. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Workforce and expense reductions have resulted, and further reductions could result, in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

We sold shares of common stock in our IPO in September 2005 at a price of $7.00 per share, and through October 16, 2007, our stock has subsequently traded as low as $1.92 share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, and any delays in or discontinuance of, our clinical trial programs, including our ongoing and planned clinical trials for SNS-595, SNS-032 and SNS-314;

•	failure to raise additional capital to carry through with our clinical development plan;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

There were no repurchases of securities or any sales of unregistered equity securities during the quarter ended September 30, 2007.

Use of Proceeds

We completed our initial public offering of 6,051,126 shares of our common stock on Form S-1 (Reg. No. 333-121646), which was declared effective by the SEC on September 27, 2005. We issued 6,000,000 shares on September 30, 2005 for gross proceeds of $42.0 million. We issued an additional 51,126 shares on November 1, 2005 for gross proceeds of $0.36 million in connection with the underwriters’ partial exercise of their over-allotment option. We paid the underwriters a commission of $3.0 million and incurred additional offering expenses of approximately $2.2 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $37.2 million.

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

No payments for such expenses related to our IPO were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10 percent or more of any class of our equity securities, or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10K-A on Form S-1 filed on May 23, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.52
Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on September 19, 2007).

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)
Date: November 8, 2007	/S/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10K-A on Form S-1 filed on May 23, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.52
Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on September 19, 2007).

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