Form 10-K
period 2007-12-31
SUNESIS PHARMACEUTICALS INC
filed 2008-03-17
CIK 1061027

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 000-51531

SUNESIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3295878 (I.R.S. Employer Identification Number)
341 Oyster Point Boulevard South San Francisco, California 94080 (Address of principal executive offices, including zip code)
(650) 266-3500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2. Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 29, 2007, as reported by The Nasdaq Global Market, was $100,461,548. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G or 13D filed with the Securities and Exchange Commission and is as of June 29, 2007. This determination of affiliate status is not a conclusive determination for other purposes.

         The total number of shares outstanding of the registrant's common stock, $0.0001 par value per share, as of March 3, 2008, was 34,364,898.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2007.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report, including the information we incorporate by reference, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any projections of revenue, expenses or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "anticipates," "continue," "expects," "may," "plans," "potential," or "will" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Risk Factors," "Manufacturing and Raw Materials," "Competition," "Intellectual Property," "Government Regulation" and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

        In this report, "Sunesis," the "Company," "we," "us," and "our" refer to Sunesis Pharmaceuticals, Inc.

ITEM 1.    BUSINESS

General

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for use in oncology and other serious diseases. We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics. We are advancing product candidates through in-house research and development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies and academic institutions.

        From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies. Since 2002, we have focused on the discovery and development of novel small molecule drugs. In August 2007, we announced a reduction in our workforce and implemented a revised operating plan to streamline our operations and extend our financial resources.

        We are currently advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel naphthyridinone analog. With SNS-595, we are currently conducting one Phase 2 single agent clinical trial in platinum-resistant ovarian cancer patients and one Phase 1b combination clinical trial with cytarabine in patients with acute myeloid leukemia ("AML") who are relapsed (progressed after a period of response to treatment) or refractory (resistant to treatment). A Phase 1 single agent study in advanced acute leukemias completed enrollment in 2007 and is continuing to follow patients, but enrollment was completed in 2007. In addition, we are planning to initiate a Phase 2 single agent trial in elderly patients with previously untreated AML in the first half of this year.

        Our second most advanced product candidate, SNS-032, is a potent and selective inhibitor of cyclin-dependent kinases ("CDKs") 2, 7 and 9. We currently are conducting a Phase 1 clinical trial with SNS-032 in patients with relapsed or refractory chronic lymphocytic leukemia ("CLL") or multiple myeloma ("MM"). We are also developing SNS-314, a potent and selective inhibitor of the Aurora A, B and C kinase enzymes. SNS-314 is being studied in a Phase 1 dose escalating clinical trial in patients with advanced solid tumors.

        We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. In the future, we plan to enter into collaborations for one or more of these product candidates in order to maximize the commercial potential of these programs.

        We have developed proprietary methods of discovering drugs in pieces, or fragments. Our initial fragment-based discovery approach was called "Tethering®." We have combined Tethering with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics for major diseases. We have an ongoing strategic collaboration with Biogen Idec, Inc. ("Biogen Idec") to discover and develop small molecules that inhibit certain oncology and immunology kinase targets. The research phase of this collaboration, which involves active participation by our personnel, expires in August 2008. The Tethering approach to drug discovery formed the basis of our three other ongoing collaborations, one with Johnson & Johnson Pharmaceutical Research and Development, L.L.C. ("Johnson & Johnson PRD") and two with Merck & Co. Inc. ("Merck"). In those three collaborations, we are no longer receiving research funding, and our personnel are not actively participating in continued development. We have developed further enhancements to our fragment-based discovery platform that are currently being used to discover new targeted agents and that could form the basis of future discovery collaborations.

        We also have an ongoing research collaboration with the Multiple Myeloma Research Consortium ("MMRC") to evaluate the preclinical activity of SNS-032 in multiple myeloma-relevant models and in primary disease tissue. This collaboration is being performed by investigators at leading academic research institutions including University Health Network (Princess Margaret Hospital), Dana-Farber Cancer Institute, H. Lee Moffitt Cancer Center & Research Institute, Mayo Clinic Cancer Center and Emory University. We believe that this and our other research arrangements with investigators at academic institutions help us leverage and expand our internal research and development capabilities.

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

        Sunesis, Tethering and our logo are our registered trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Corporate Strategy

        We are focused on discovering, developing and commercializing novel small molecule therapeutics for oncology and other serious diseases. The key elements of our strategy are as follows:

  •
  focus on small molecules with differentiated therapeutic benefits;

  •
  maximize the value of our pipeline of product candidates through internal development and strategic collaborations; and

  •
  expand our portfolio of product candidates through internal drug discovery and selective in-licensing.

Our Internal Programs

        The following chart summarizes the status of the clinical trials that have been conducted or that we are currently conducting with our three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314.

  SNS-595 Program

        SNS-595 is a novel naphthyridinone analog, structurally related to the quinolones, a class of compounds that has not been used previously for the treatment of cancer. SNS-595 acts by site-selective DNA intercalation and topoisomerase II in replicating cancer cells. The resulting DNA damage rapidly causes the cancer cell to stop dividing and to die. In preclinical studies, SNS-595 demonstrates broad anti-tumor activity and appears to act synergistically when combined with several therapeutic agents currently used in the treatment of cancer. We licensed worldwide development and commercialization rights to SNS-595 from Dainippon Sumitomo Pharma Co., Ltd. ("Dainippon") in 2003.

        Since 2004, we have initiated seven clinical trials with SNS-595. Two Phase 1 clinical trials were conducted to evaluate doses and schedules of administration of SNS-595 in patients with advanced solid tumors. We conducted a Phase 2 study in non-small cell lung cancer and a second Phase 2 study in small cell lung cancer. At the time when we disclosed the termination of the lung cancer programs, we also announced that we may pursue these indications either in combination with other anti-cancer agents or with SNS-595 as a single agent at a later time.

        We completed enrollment of a Phase 1 single agent, dose-escalating clinical trial of SNS-595 in advanced acute leukemias in 2007. In the third quarter of 2007, we commenced a Phase 1b clinical trial of SNS-595 in combination with cytarabine for the treatment of patients with relapsed or refractory AML. Enrollment in this trial is ongoing. We plan to begin enrollment in a Phase 2 single agent clinical trial of SNS-595 in previously untreated elderly AML patients in the first half of 2008.

        In addition, at the end of 2006, we commenced a Phase 2 clinical trial of single agent SNS-595 in advanced platinum-resistant ovarian cancer. In October 2007 and again in March 2008, we announced interim data from this clinical trial. Enrollment in this trial is ongoing.

  SNS-032 Program

        SNS-032 is a potent and selective inhibitor of the cyclin-dependent kinases CDK2, CDK7 and CDK9. We obtained worldwide rights to develop and commercialize SNS-032 for diagnostic and therapeutic applications from Bristol-Myers Squibb Company ("BMS") through a license agreement in April 2005. Cancer is a disease characterized by abnormal cell proliferation and prolonged cell survival. Disrupting the relative balance of pro-survival and pro-cell death proteins in cells may be sufficient to drive cancer cells to die, while sparing normal cells in which the survival/cell death balance is correctly regulated. SNS-032 acts by both inhibiting abnormal cell replication and by regulating the production of various proteins, including short-lived survival factors, growth factors and cytokines critical for establishing and maintaining malignancies. By selectively targeting these mechanisms, SNS-032 may arrest aberrant proliferation and induce cell death. In preclinical studies, SNS-032 has demonstrated broad anti-tumor activity in multiple solid tumor models as well as preclinical models of human hematologic cancers including AML, CLL and MM.

        Prior to licensing SNS-032 to us, BMS conducted three Phase 1 dose-escalating clinical trials evaluating the safety and tolerability of SNS-032 at three different dosing regimens in patients with refractory solid tumors. We completed a Phase 1 single agent dose-escalating clinical trial of SNS-032 administered daily for five days in advanced solid tumors. In the first quarter of 2007, we commenced an additional Phase 1 clinical trial with SNS-032 in relapsed or refractory CLL and MM; these malignancies are reported to be highly dependent on the short-lived anti-cell death proteins affected by SNS-032. Enrollment in this trial in both indications is ongoing.

  SNS-314 Program

        SNS-314, which was discovered internally of Sunesis, is a potent and selective inhibitor of the Aurora A, B and C kinases. Aurora kinases are key enzymes involved in cell growth and division and play an essential role in the abnormal growth and proliferation of tumor cells. Our goal is to demonstrate broad activity in tumors without causing significant peripheral nerve cell death, known as peripheral neuropathy. In preclinical studies, SNS-314 appears to act synergistically when combined with several standard therapeutic agents such as gemcitabine, docetaxel and vincristine.

        We commenced a Phase 1 dose-escalating clinical trial of SNS-314 in advanced solid tumors in the third quarter of 2007. Enrollment in this trial is ongoing. We have retained all of our rights to develop and commercialize SNS-314.

  Internal Research Programs

        We are currently using fragment-based methods in several internal programs to discover and develop novel therapeutics for major diseases. Tethering as well as enhancements to our fragment-based discovery platform that we have developed, allow us to identify drug fragments based on binding properties rather than function, we can potentially generate compounds that may not be discovered through conventional methods of drug discovery. Our current discovery platform integrates these fragment-based methods with functional screening of a proprietary compound collection to generate multiple, structurally distinct hit series. We believe that our ability to efficiently generate multiple families of hit molecules will improve our likelihood of success in discovering clinical candidates by allowing us to focus at an earlier time on the series that are the most pharmaceutically fit and that best target the biological pathway of interest.

Our Partnered Programs

        We have applied Tethering in several of our partnered programs to discover and develop novel small molecules to treat cancer and other diseases as described below.

        Raf Kinase Inhibitors Program.    We are conducting a Raf kinase inhibitors program in collaboration with Biogen Idec. We provided Raf kinase inhibitors to the collaboration and have, jointly with Biogen Idec, optimized these molecules to show oral antitumor activity in animal models. Raf kinase is an enzyme in the Ras pathway, a signaling pathway important to cell proliferation. The goal of this program is to develop Raf kinase inhibitors with improved pharmaceutical properties as compared to other Raf kinase inhibitors in development. We expect Biogen Idec will select a compound for good laboratory practice ("GLP") preclinical development in the middle of 2008.

        Other Kinase Inhibitors Program.    As part of our collaboration with Biogen Idec, we applied Tethering to discover novel small molecule leads targeting additional oncology and immunology kinase targets. We are working together with Biogen Idec on the identification, optimization and development of inhibitors for these kinases.

        We have an option to co-develop and co-promote product candidates developed through this collaboration with Biogen Idec from two of the collaboration targets, including, at our option, Raf, on a worldwide basis (excluding Japan).

        Cathepsin S Inhibitors Program for Inflammatory Diseases.    In collaboration with Johnson & Johnson PRD, we applied Tethering to discover small molecule inhibitors of Cathepsin S, an enzyme involved in the activation of T-cells. Inappropriate activation of T-cells may lead to some inflammatory diseases, such as asthma, rheumatoid arthritis, multiple sclerosis, psoriasis and Crohn's disease. Johnson & Johnson PRD holds worldwide rights to commercialize any drugs resulting from this program. Although the research term of this collaboration ended in December 2005, our agreement with Johnson & Johnson PRD continues so long as a compound arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Johnson & Johnson PRD has recently selected a development candidate from our collaboration and we received a related milestone in February 2008.

        BACE Inhibitors Program for Alzheimer's Disease.    We collaborated with Merck to identify and optimize inhibitors of beta-secretase ("BACE"), an important enzyme target in Alzheimer's disease. The research term of this collaboration ended in February 2006. Merck is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials, and collaboration compounds continue to be examined in preclinical studies. Merck holds worldwide rights to commercialize any drugs resulting from this program.

        Anti-Viral Inhibitors Program.    In connection with a second collaboration with Merck, we licensed to Merck a series of small molecule compounds we derived from Tethering that may complement Merck's internal discovery efforts against a specific viral protein. Merck holds worldwide rights to commercialize any drugs resulting from this collaboration and is responsible for advancing these compounds into lead optimization, preclinical studies and clinical trials. The research term of this collaboration ended in July 2007.

        LFA-1 Out-License.    We internally identified a series of small molecule antagonists to the cell adhesion molecule lymphocyte function-associated antigen-1 ("LFA-1"), an extracellular receptor found on white blood cells that mediates both migration and adhesion of the white blood cells to sites of inflammation as a part of the body's immune response. LFA-1 antagonists have promise as therapeutic agents for immunological and inflammatory diseases including psoriasis, chronic dry eye, and multiple sclerosis. We discontinued development of our LFA-1 antagonist program in 2004 when we focused our research and development efforts in oncology. In March 2006, we licensed worldwide rights to all of our LFA-1 patents and related know-how to SARcode, Inc. ("SARcode").

Manufacturing and Raw Materials

        We outsource the manufacture of SNS-595 to third-party contract manufacturers. The active pharmaceutical ingredient ("API") of SNS-595 is manufactured by a single-source supplier through a multi-step convergent synthesis in which two intermediates are manufactured in a parallel process and then combined and deprotected in the final two steps. The API is then formulated and vials are filled and finished by two different third party manufacturers. The API is classified as a toxic substance, which limits the number of suppliers qualified to manufacture it. We have a sufficient supply of SNS-595 API to conduct our current and planned Phase 1 and Phase 2 clinical trials in North America and Europe. Our current inventory of SNS-595 finished product is suitable for use through the third quarter of 2009. New lots of finished product will be manufactured and released as required to support our current and planned clinical activities.

        We also outsource the manufacture of SNS-032, a cytotoxic, to third-party contract manufacturers. As part of our agreement with BMS, we acquired enough of SNS-032 API for at least our current Phase 1 clinical trial. Methods for preparing and testing SNS-032 API have been transferred to our API contract manufacturer. Methods for preparing and testing the corresponding drug product have also been transferred to our finished product manufacturer and we have released a lot of SNS-032 drug product that is now supporting our clinical trial. We have a sufficient supply of SNS-032 API to conduct our current Phase 1 clinical trial in CLL and MM. Our current inventory of SNS-032 finished product is suitable for use through at least the third quarter of 2008. New lots of finished product will be manufactured and released as required to support our current and planned clinical activities.

        Methods for manufacturing and testing SNS-314 API, a cytotoxic, have been transferred to our API contract manufacturer and we have a Good Manufacturing Practices batch of SNS-314 API has been manufactured and released. Methods for preparing and testing the corresponding drug product have also been transferred to our finished product manufacturer and we have released a clinical batch of SNS-314 finished product that is being used to support our ongoing Phase 1 clinical trial. We have sufficient supply of SNS-314 finished product to conduct our current Phase 1 clinical trial. Our current inventory of SNS-314 finished product is suitable for use through at least the third quarter of 2009. New lots of finished product will be manufactured and released as required to support our current and planned clinical activities.

License Agreements

  In-Licenses

  Dainippon Sumitomo Pharma Co., Ltd.

        In October 2003, we entered into an agreement with Dainippon in which we obtained a worldwide, exclusive license, including the right to sublicense, to develop and commercialize SNS-595 and related compounds.

        In addition to upfront payments of $0.7 million and milestone payments of $0.5 million made through December 31, 2007, the agreement provides for future milestone payments from us to Dainippon of up to $7.5 million for starting Phase 3 clinical testing, for filing new drug applications ("NDAs") and for receiving regulatory approval in the United States, Europe and Japan for cancer treatment. If SNS-595 is approved for a non-cancer indication, additional milestone payments become payable to Dainippon.

        The agreement also provides for royalty payments to Dainippon at rates that are based on total annual net sales. Under the agreement, we may reduce our royalty payments to Dainippon if a third party markets a competitive product or we must pay royalties for third party intellectual property rights necessary to commercialize SNS-595. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

        If we discontinue seeking regulatory approval and/or the sale of the product in a region, we are required to return to Dainippon its rights to the product in that region. The agreement may be terminated by either party for the other party's uncured breach or bankruptcy.

  Bristol-Myers Squibb Company

        In April 2005, we entered into a license agreement with BMS, in which we obtained worldwide exclusive and non-exclusive diagnostic and therapeutic licenses, including certain rights to sublicense, to SNS-032 and any related compounds that are active against CDKs-1, -2, -4, -7 and -9 and are covered by licensed intellectual property. At that time, we paid BMS an $8.0 million upfront payment through the issuance of shares of our Series C-2 preferred stock which converted into 879,094 shares of common stock upon our initial public offering ("IPO") in September 2005.

        Under the terms of the agreement, we are further obligated to make milestone payments to BMS of up to $29.0 million in cash and equity based on the successful development and approval for the first indication and formulation of SNS-032. Additional development and commercialization milestones could total up to $40.0 million in cash and equity for beginning Phase 1, Phase 2 and Phase 3 clinical testing, and for filing NDAs and receiving regulatory approval in the United States, Europe and Japan, as well as for achieving certain commercial milestones or additional indications and formulations. Milestone payments are distributed among intravenous ("IV") and oral formulations and various cancer indications. We may, at our election, pay some of the initial milestone payments in equity or a mixture of cash and equity, rather than entirely in cash. Shares of our stock issued in connection with milestone payments will be valued at the average closing price of our common stock for a specified five-day period prior to issuance. In February 2006, as consideration for a $2.0 million milestone payment due pursuant to the license agreement for initiating a Phase 1 clinical trial, we issued an aggregate of 404,040 shares of our common stock to BMS.

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

        We cannot grant a sublicense to any third party before the completion of a Phase 2 clinical trial with SNS-032 or other licensed product under an investigational new drug ("IND") unless we receive BMS' consent. Should we desire to sublicense our rights under the agreement after completion of any such Phase 2 clinical trial, BMS will have the first right to negotiate with us for such sublicense. If we and BMS do not reach agreement within a designated period of time, then we are free to sublicense to any third party provided the financial terms are not less favorable than those offered to BMS.

        The agreement may be terminated by BMS for our uncured breach (other than a diligence breach) or bankruptcy. BMS may terminate the agreement on a country-by-country basis for our uncured failure to use commercially reasonable efforts to develop and/or commercialize at least one licensed compound or licensed product in a particular country or territory. Further, if such uncured failure occurs in certain countries, BMS may terminate the agreement as to entire designated territories. BMS may also terminate the agreement if we develop or market a competitive product within certain designated time periods. We may terminate the agreement with respect to a specific licensed product in a particular country without cause but with a specified notice period. We may also terminate the agreement for BMS' uncured breach.

  Out-Licenses

  The University of California, San Francisco

        In August 2005, and as amended in April 2006, we entered into research and license agreements with the University of California, San Francisco ("UCSF") that provide UCSF a limited license to use Tethering for academic purposes. UCSF intends to leverage Tethering to identify novel, small molecule drug candidates. In return, we received an exclusive royalty-free license to any improvements to Tethering or fragment libraries that emerge from UCSF's research. In the event that any small molecules are discovered using Tethering, we will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or on any other drug target in which we are currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was one of our founders and is a member of our Board of Directors.

  SARcode, Inc.

        In March 2006, we entered into a license agreement with SARcode, a privately-held biopharmaceutical company, that provides SARcode an exclusive, worldwide license to all of our LFA-1 patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. We had discontinued our LFA-1 antagonist program in 2004 when we focused our research and development efforts on oncology.

        Pursuant to the license agreement, in 2007 we received a $0.5 million license fee, which we recorded as revenue, and two notes convertible into preferred stock of SARcode, one in the amount of $0.3 million and the other in the amount of $0.4 million. We did not record these two notes receivable from SARcode, which are due in 2012, as revenue due to uncertainty of collectibility. In addition to the $0.5 million of cash and the convertible notes already received, we may receive up to $0.4 million in convertible notes, $31.3 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

Strategic Collaborations

  Ongoing Collaborations

        As of February 29, 2008, we had four ongoing strategic collaborations, one of which involves active participation by our personnel, with three leading pharmaceutical and biopharmaceutical companies. These collaborations were designed to enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline. Through our strategic collaborations, we are able to pursue more programs than we could fund on our own.

        In forming each of our strategic collaborations, we agreed for certain periods of time not to conduct certain research, independently or with any commercial third party, on the same target as that covered by the collaboration agreement. Some of our collaborations also significantly restrict our ability to utilize intellectual property derived from the collaboration for a purpose outside of the collaboration.

        As of December 31, 2007, we had received an aggregate of approximately $81.6 million in cash in the form of stock purchase proceeds and fees from our current and former collaboration partners. In 2005, 2006 and 2007, we received $6.0 million, $6.4 million and $1.6 million, respectively, in revenue from Merck. This represents 36%, 46% and 17% of our total revenue for these periods. Likewise, during this same three-year period, we received $9.0 million, $7.3 million and $7.6 million, respectively, in revenue from Biogen Idec. This represents 55%, 54% and 83% of our total revenue for these periods.

  Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

        In May 2002, we entered into a collaboration agreement with Johnson & Johnson PRD to discover, develop and commercialize small molecule inhibitors of Cathepsin S, an enzyme that is important in regulating an inflammatory response. The research term of this collaboration ended in December 2005 and we are no longer receiving research funding.

        We granted Johnson & Johnson PRD a worldwide non-exclusive license to our intellectual property relating to Tethering on Cathepsin S and an exclusive license under the collaboration intellectual property for the commercialization of small molecule products arising from the collaboration. Patents and patent applications arising from the collaboration are owned by us. Johnson & Johnson PRD is required to pay research and development milestones of up to $24.5 million, as well as royalty payments depending on product sales. Royalty rates payable to us may be reduced if Johnson & Johnson PRD is required to license additional intellectual property related to Tethering from one or more third parties in order to commercialize a collaboration product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 10 years from the date of first sale of the product. To date, we have received payments totaling $6.8 million under this collaboration.

        Although the research term of the collaboration has ended, our agreement with Johnson & Johnson PRD continues for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. We believe Johnson & Johnson PRD is actively pursuing compounds derived from this collaboration. They recently selected a development candidate from the collaboration and we received a relate milestone in February 2008. Johnson & Johnson PRD may terminate the agreement without cause upon six months' written notice, and either party may terminate the agreement for the other party's uncured breach or bankruptcy. If we terminate the agreement due to Johnson & Johnson PRD's breach or bankruptcy, Johnson & Johnson PRD will grant us certain exclusive licenses and transfer its regulatory filings to us, and we will be obligated to pay royalties to Johnson & Johnson PRD in return.

  Biogen Idec—Raf Kinase and Other Kinase Inhibitors

        In August 2004, we entered into a collaboration agreement with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets. The primary focus of the program is to discover small molecule inhibitors of kinases that play a role in oncology and immunology indications or in the regulation of the human immune system. The research term, unless extended, lasts until August 2008. Biogen Idec has the option to extend the research term for up to two additional one-year periods upon payment of an additional technology access fee and a commitment to provide research funding.

        During the research term, we and Biogen Idec agreed to work together exclusively to develop pharmaceutical compounds against collaboration targets, except that either party may collaborate with a third party on a Phase 2 clinical trial or later stage compound against a collaboration target. Our exclusivity obligation continues for a year after the end of the research term. We also agreed not to develop or commercialize any compound active against a collaboration target that is the subject of the agreement.

        Pursuant to this agreement, we received a $7.0 million upfront technology access fee. In addition, Biogen Idec made a $14.0 million equity investment in us. To date, we have received payments totaling $40.7 million under this collaboration, including the $14.0 million equity investment. During the research term both parties agreed to dedicate the research personnel provided in the research plan. Biogen Idec agreed to bear all costs related to this program for all targets through at least the completion of Phase 1 clinical trials, after which we have the right to participate in the co-development and co-promotion of product candidates for up to two targets including, at our option, the Raf kinase target.

        We granted Biogen Idec a worldwide non-exclusive license to our intellectual property relating to Tethering with respect to specific collaboration targets and an exclusive license to our portion of the collaboration intellectual property for the commercialization of small molecule compounds that have a specified activity against the collaboration targets. Biogen Idec is required to pay up to $60.5 million in pre-commercialization milestones per target, as well as royalty payments depending on product sales. Royalty payments may be increased if we exercise our option on co-development and co-promotion rights. Royalty rates payable to us will be reduced if Biogen Idec is required to license additional intellectual property related to certain technology jointly developed under the collaboration agreement from one or more third parties in order to commercialize a collaboration product. Rights to collaboration products revert to us with a reverse royalty to Biogen Idec if Biogen Idec fails to use commercially reasonable and diligent efforts during development and commercialization of co-funded products. If we do not exercise our co-funding option for a product directed at a target selected for further collaborative work, then Biogen Idec may pursue such target on its own. We also have a non-exclusive license, with the right to obtain an exclusive license, from Biogen Idec under joint collaboration intellectual property to develop and commercialize products against other kinase targets. We will owe royalty payments to Biogen Idec for sales of any such products. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 10 years from the date of first sale of the product.

        Even after the research term ends, our agreement with Biogen Idec is scheduled to continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Biogen Idec may terminate the agreement without cause upon 90 days' written notice. Either party may also terminate the agreement for the other party's uncured breach or bankruptcy. If Biogen Idec terminates the agreement prior to the expiration of its royalty payment obligations to us without cause or we terminate due to Biogen Idec's breach or bankruptcy, all co-funded products not approved for sale prior to termination will revert to us, and we will receive a reduction in the royalties we owe to Biogen Idec. If Biogen Idec terminates the agreement prior to the expiration of its royalty payment obligations to us due to our breach or bankruptcy, Biogen Idec will receive a reduction in the royalties it owes to us.

  Merck—BACE Inhibitors

        In February 2003, we entered into a license and collaboration agreement with Merck to discover, develop and commercialize small molecule inhibitors of BACE, an enzyme that is believed to be important for the progression of Alzheimer's disease. The research term of this collaboration ended in February 2006 and we are no longer receiving research funding.

        To date, we have received payments totaling $19.0 million under this collaboration. In 2006 and 2007, we received payments of $4.3 million and $1.0 million, respectively, from Merck for meeting certain preclinical milestones related to BACE.

        We granted Merck a worldwide, non-exclusive license to our intellectual property relating to use of Tethering to develop BACE inhibitors and an exclusive license to a composition of matter patent and future intellectual property inhibitors. Merck is required to pay research and development milestones of up to $84.3 million, as well as royalty payments depending on product sales. Royalty rates payable to us may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product or if a third party markets a version of the collaboration product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product. We retain the right to develop and commercialize non-pharmaceutical products containing compounds arising from the collaboration. We would owe Merck a royalty based on sales of any such products.

        Although the research term of the collaboration has ended, this agreement with Merck is scheduled to continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. We believe Merck is actively pursuing compounds derived from this collaboration. The agreement may be terminated by either party for the other party's uncured breach or bankruptcy. The agreement may be terminated by Merck at any time upon three months' notice to us.

  Merck—Anti-Viral Inhibitors

        In July 2004, we entered into a license and collaborative research agreement with Merck that allows Merck to discover and develop small molecule drugs against an enzyme target for treating viral infections. The research term of the collaboration ended in July 2007 and we are no longer receiving research funding.

        The agreement provides for a payment by Merck to us of an upfront technology access fee and annual license fees. To date, we have received $3.2 million under this collaboration. In July 2007, we received the annual license fee of $0.2 million to cover the period from July 2007 through July 2008.

        We assigned to Merck small molecule compounds related to the viral target and our interest in research program patents and compounds that act on the target through our inhibition mode. Merck owns all intellectual property generated in the course of performing the research, except for improvements related to Tethering, which we own. Merck is required to pay pre-commercialization milestones of up to $22.1 million, as well as royalty payments based on product sales. Royalty rates payable to us may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product. Merck may also reduce its royalty payments to us if the product is not covered by a patent. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product.

        Although the research term of the collaboration has ended, our agreement with Merck is scheduled to continue for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Either party may terminate the agreement for the other party's uncured breach or bankruptcy. The agreement may be terminated by Merck at any time upon three months' notice to us.

  Former Collaborations

  Biogen Idec (formerly Biogen, Inc.)—TNF Family and Oncology Research Collaboration

        In December 2002, we entered into collaboration with Biogen Idec to apply Tethering to discover and develop small molecule modulators of up to four members of the TNF trimeric cytokine super-family and up to two additional targets. The research phase of this collaboration ended in June 2005, and to our knowledge Biogen Idec has discontinued the development of all product candidates that were subject to this collaboration.

        Pursuant to this agreement, we received a $3.0 million upfront technology access fee. In addition, Biogen Idec made a $6.0 million equity investment in us. The agreement also provided for a maintenance fee payable to us of $0.4 million per quarter, starting in April 2004 and continuing until the end of the initial research phase which ended in June 2005. To date, we have received payments totaling $10.8 million under this collaboration, net of $4.0 million in loan proceeds which were repaid in full in September 2005.

Research Collaboration

  Multiple Myeloma Research Consortium

        In December 2007, we announced that we had entered into a collaborative research agreement with the MMRC. The term of the collaboration is one-year, which may be extended upon agreement by the parties. The purpose of this collaboration is to evaluate the preclinical activity of SNS-032 in multiple myeloma-relevant models and in primary disease tissue, extending non-clinical studies being performed by us. The MMRC collaboration is being performed by investigators at leading academic research institutions including University Health Network (Princess Margaret Hospital), Dana-Farber Cancer Institute, H. Lee Moffitt Cancer Center & Research Institute, Mayo Clinic Cancer Center and Emory University. Under the terms of the agreement, the MMRC provides funding to each of the research institutions and we provide sufficient quantities of SNS-032 to perform the research.

Competition

        We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and selling products designed to address serious diseases, primarily cancer. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer, Alzheimer's and inflammation research, some of which are in direct competition with us.

        Our product candidates will compete with a number of cancer therapeutics that are currently marketed or in development that also target proliferating cells but at different points of the cell cycle or with a different mechanism of action. These drugs include irinotecan, doxorubicin, taxanes and other cytotoxics and targeted therapies. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy as either a single agent or in combination settings.

        SNS-595 is a novel naphthyridine analog, structurally related to the quinolones, a class of compounds that has not been used previously for the treatment of cancer. SNS-595 binds to DNA and interferes with the replication of DNA necessary for cell division, which leads to cell death in rapidly dividing cells like cancer cells. SNS-595 is currently being tested in the clinic in AML and platinum-resistant ovarian cancer. Some of the current key competitors to SNS-595 in AML include Genzyme Corporation's clofarabine, MGI Pharma's decitabine and ViON Corporation's cloretazine, all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is SNS-595. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and one of the several competitors for this indication, Novartis AG, has initiated a head-to-head Phase 3 clinical trial in platinum refractory patients comparing its compound patupilone against liposomal doxorubicin.

        SNS-032 is a potent and selective inhibitor of CDKs 2, 7 and 9. We believe that several companies, including Aventis Pharmaceuticals, Inc., AstraZeneca International, Cyclacel Pharmaceuticals, Inc., Pfizer Inc., F. Hoffman-La Roche Ltd, Schering AG and others, are conducting clinical trials with CDK inhibitors and others are developing other compounds that may compete with SNS-032. We are not aware of any CDK inhibitors that are currently being marketed.

        We are not aware of any Aurora kinase inhibitors marketed to treat cancer. However, Merck and Vertex Pharmaceuticals Incorporated are co-developing an Aurora kinase inhibitor and Cyclacel Pharmaceuticals, Inc., AstraZeneca International, Astex Therapeutics Limited, Millennium Pharmaceuticals, Inc. and Rigel Pharmaceuticals, Inc. in conjunction with Merck Serono International S.A. and others are also developing Aurora kinase inhibitors. Several other companies have Aurora kinase programs for which they are close to filing an IND. Other molecules that may compete with SNS-314 may include other naturally occurring cell-cycle inhibitor drugs.

        We believe that the Raf kinase inhibitor from our Biogen Idec collaboration would compete with several compounds being developed and clinically tested by Pfizer, Inc., Novartis AG, Plexxikon, Inc. and Exelixis Inc.

        We also compete with other companies that may be pursuing drug discovery using other technologies, including fragment-based technologies.

        We believe that our ability to successfully compete will depend on, among other things:

  •
  our ability to develop novel compounds with attractive pharmaceutical properties free of third party patents and to secure, protect and maintain intellectual property rights based on our innovations;

  •
  the efficacy, safety and reliability of our drug candidates;

  •
  the speed at which we develop our drug candidates;

  •
  our ability to design and successfully complete appropriate clinical trials;

  •
  our ability to maintain a good relationship with regulatory authorities;

  •
  our ability to obtain, and the timing and scope of, regulatory approvals;

  •
  the success of our collaborations;

  •
  our ability to manufacture and sell commercial quantities of future products to the market; and

  •
  acceptance of future products by physicians and other healthcare providers.

Intellectual Property

        We patent the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2007, we owned, co-owned or licensed rights to approximately 220 issued U.S. and foreign patents and approximately 345 pending U.S. and foreign patent applications. These issued patents expire between June 2015 and April 2024. We have an exclusive license to 44 issued patents that cover SNS-595 composition of matter. The U.S. composition of matter patent is due to expire in October 2015 and most of its foreign counterparts are due to expire in June 2015. We also have pending 28 U.S. and foreign applications pertaining to SNS-595 life cycle development. We have licenses to five issued U.S. patents, 100 issued foreign patents, and 71 pending foreign patent applications that cover SNS-032 composition of matter (and certain other related compounds active against CDKs-1, -2, -4, -7 and -9) and uses thereof. Our exclusive rights for SNS-032 primarily derive from four issued U.S. patents, their foreign counterparts, and other patents and applications that claim priority to these four issued U.S. patents. The U.S. composition of matter patents covering SNS-032 are due to expire in October 2018, and the foreign counterparts are due to expire between November 2018 and July 2021. In addition, at the end of 2007, we had eleven pending U.S. and foreign applications relating to SNS-032 life-cycle development. We also have one pending U.S., and 14 pending foreign, patent applications that cover SNS-314 composition of matter. Any patent issuing from the U.S. composition of matter patent application would expire in July 2025, as would most of its foreign counterparts. In addition, at the end of 2007, there were two pending U.S. provisional applications relating to SNS-314 life cycle development. There were an additional two pending U.S. and five pending foreign applications in our related Aurora kinase program.

        When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time.

        At the end of 2007, we had 34 issued U.S. and foreign patents, which will expire between 2018 and 2022, and 41 U.S. and foreign pending applications that relate to our Tethering drug discovery technology. We also co-own with, and have exclusively licensed to, Merck 18 pending U.S. applications and 118 pending foreign applications relating to BACE inhibitor composition of matter. We also have three pending U.S. patent applications and six pending foreign patent applications relating to LFA-1 inhibitors, which we have out-licensed to SARcode. The remaining patents and applications relate to other aspects of our technology or other drug discovery programs, including some in development, and others that we are not presently actively developing.

        Our ability to build and maintain our proprietary position for our drug candidates and our technology will depend on our success in obtaining effective claims and enforcing those claims if granted. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. The patents we own or license and those that may issue in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

        We may not be able to develop patentable products or be able to obtain patents from pending patent applications. Even if patents are issued, they may not be sufficient to protect the technology and drug candidates owned by or licensed to us. These current patents and patents that may issue in the future may be challenged, invalidated or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantage to us. Patent applications filed before November 29, 2000 in the United States are maintained in secrecy until patents issue. Later filed U.S. applications and patent applications in most foreign countries generally are not published until at least 18 months after they are filed. Scientific and patent publication often occurs long after the date of the scientific discoveries disclosed in those publications. Accordingly, we cannot be certain that we were the first to invent the subject matter covered by any patent application or that we were the first to file a patent application for any inventions.

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

        We may need to commence or defend litigation to enforce or to determine the scope and validity of any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation affecting proprietary rights we own or have licensed could present significant risk of competition for a product we market or seek to develop. Any adverse outcome in litigation affecting third party proprietary rights could subject us to significant liabilities to third parties and could require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

        We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and do not protect technology against independent developments made by third parties.

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

        We seek to protect our company name and the names of our products and technologies by obtaining trademark registrations, as well as common law rights in trademarks and service marks, in the United States and in other countries. There can be no assurance that the trademarks or service marks we use or register will protect our company name or any products or technologies that we develop and commercialize, that our trademarks, service marks, or trademark registrations will be enforceable against third parties, or that our trademarks and service marks will not interfere with or infringe trademark rights of third parties.

        We may need to commence litigation to enforce our trademarks and service marks or to determine the scope and validity of our or a third party's trademark rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the trademarks or service marks if such licenses are unavailable.

Government Regulation

        The United States Food and Drug Administration ("FDA") and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of our drug candidates and drugs.

U.S. Government Regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FFDCA") and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

  •
  completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with FDA's Good Laboratory Practice ("GLP") regulations;

  •
  submission to FDA of an IND application which must become effective before clinical trials may begin;

  •
  performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

  •
  submission of a NDA to the FDA;

  •
  satisfactory completion of a FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with current Good Manufacturing Practice ("cGMP") regulations; and

  •
  FDA review and approval of the NDA, including proposed labeling (package insert information) and promotional materials, prior to any commercial marketing, sale or shipment of the drug.

        The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical Testing and INDs

        Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in FDA authorization to commence a clinical trial. A protocol amendment for an existing IND must be made for each successive clinical trial conducted during product development.

Clinical Trials

        In addition to approval of the IND, an independent institutional review board ("IRB") for each medical center proposing to conduct any clinical trial must review and approve the plan for the clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practices ("GCP") requirements and regulations for informed consent.

        For purposes of NDA submission and approval, clinical trials are typically conducted in the three sequential phases, which may overlap, sometimes followed by a fourth phase:

  •
  Phase 1 clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a "Phase 1b" evaluation, which is a second safety-focused Phase 1 clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

  •
  Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a "Phase 2b" evaluation, which is a second, confirmatory Phase 2 clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

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

  •
  Phase 4 clinical trials may be required by the FDA in some cases. The FDA may condition approval of an NDA for a drug candidate on a sponsor's agreement to conduct additional clinical trials to further assess the drug's safety and efficacy after NDA approval. Such post-approval trials are typically referred to as Phase 4 clinical trials.

New Drug Applications

        The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, for priority reviews, the FDA has the goal of reviewing and acting on such NDA filing within 180 days its receipt. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data.

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

Fast Track Designation

        FDA's fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate must request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor's request.

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

        In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

  •
  Priority Review.  Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA's criteria for priority review. We do not know whether any of our drug candidates will receive a priority review designation or, if a priority designation is received, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately grant drug approval.

  •
  Accelerated Approval.  Under the FDA's accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

        The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, including cancer therapy. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers' communications regarding off-label use.

Foreign Regulation

        In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of our potential future products. We are currently conducting clinical trials in Canada and plan to initiate clinical trials in Europe in the first half of 2008. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

        Under the Canadian regulatory system, Health Canada is the regulatory body that governs the sale of drugs for the purposes of use in clinical trials. Accordingly, any company that wishes to conduct a clinical trial in Canada must submit a clinical trial application to Health Canada. Health Canada reviews the application and notifies the company within 30 days if the application is found to be deficient. If the application is deemed acceptable, Health Canada will issue a no objection letter to the company within the 30-day review period which means the company may proceed with its clinical trial(s).

        Under European Union regulatory systems permission to conduct clinical research is granted by the Competent Authority of each European Member State ("MS") and the applicable Ethics Committees ("EC") through the submission of a Clinical Trial Application. The EC in Europe serves the same function as an IRB in the United States. The review times vary by MS but may not exceed 60 days. The EC has a maximum of 60 days to give its opinion on the acceptability of the Clinical Trial

Application to both the governing MS and the sponsor applicant. If the application is deemed acceptable, the MS informs the applicant (or does not within the 60 day window inform the applicant of non-acceptance) and the company may proceed with the clinical trial.

        In addition to regulations in Europe, Canada and the United States, we will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of our future products. Our ability to sell drugs will also depend on the availability of reimbursement from government and private practice insurance companies.

Research and Development

        Our goal is to discover, develop and commercialize novel small molecule therapeutics for use in oncology and other serious diseases and this goal has been supported by our substantial research and development investments. We spent approximately $36.1 million in 2007, $35.6 million in 2006 and $36.2 million in 2005 on research and development. We conduct research internally and also through collaborations with third parties, including universities, and we intend to maintain our strong commitment to our research and development efforts in the future.

Environment

        We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures or results of operations.

Employees

        As of December 31, 2007, our workforce consisted of 105 full-time employees, 37 of whom hold Ph.D. or M.D. degrees, and 24 of whom hold other advanced degrees. Of our total workforce, 78 are engaged in research and development and 27 are engaged in business development, finance, legal, human resources, facilities and information technology administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

Available Information

        Our website address is www.sunesis.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We file or furnish electronically with the SEC our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge, on or through our website, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. Please see "Special Note Regarding Forward-Looking Statements."

Risks Related to Our Business

        If we are unable to raise additional capital in the near term, we may not be able to continue to operate as a going concern.

        We are advancing multiple product candidates through discovery and development. We will need to raise substantial additional capital to continue our discovery, development and commercialization activities.

        We will need to raise substantial additional capital in the near term to:

  •
  fund clinical trials and seek regulatory approvals;

  •
  continue our research and expand our development activities;

  •
  hire additional development personnel;

  •
  maintain, defend and expand the scope of our intellectual property portfolio;

  •
  implement additional internal systems and infrastructure;

  •
  pursue the development of additional product candidates; and

  •
  build or access manufacturing and commercialization capabilities.

        Our future funding requirements will depend on many factors, including but not limited to:

  •
  the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

  •
  the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter;

  •
  the costs associated with building or accessing manufacturing and commercialization capabilities;

  •
  the costs of acquiring or investing in businesses, product candidates and technologies;

  •
  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

  •
  the effect of competing technological and market developments.

        We currently anticipate that our cash, cash equivalents and marketable securities, together with revenues generated from our collaborations and available credit facilities, will be sufficient to fund our operations through approximately the middle of 2009. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, out-licensing development and/or commercialization rights to one or more of our product candidates, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all.

        Over the next eighteen months we expect to continue to advance our ongoing clinical trials of SNS-595 in ovarian cancer and AML, SNS-032 in CLL and MM and SNS-314 in solid tumors. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or conduct additional workforce reductions. For example, in August 2007, we announced that we reduced our workforce by approximately twenty-five percent and implemented a revised operating plan to focus our efforts on generating definitive data from our lead programs while streamlining our operations and extending our financial resources.

        In addition, if we out-license or partner one or more of our product candidate programs prior to completion of a Phase 2 trial or at an earlier stage of development, this will likely lower the long-term economic value of such program or programs to our company. However, if we retain rights for a longer period with an expectation of improving our economic upside, we will not only incur substantial development expenditures, but also risk that our clinical trials may not generate data sufficient to support an out-license or partnering arrangement.

        Conditions affecting the equity market may make it more difficult and costly to raise additional capital.

        Currently, there is turmoil in the U.S. economy in part due to tightening credit markets. Banks have tightened their lending standards, investors are balking at buying new corporate bonds and economic growth appears to have begun to slow. Factors contributing to a slowing economy appear to be reduced credit availability, falling house prices and rising energy and food prices. If these factors affect equity markets, our ability to raise capital may be adversely affected.

        We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

        We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998. We do not currently have any products that have been approved for marketing, and we continue to incur substantial research and development and general and administrative expenses related to our operations. Our net loss for the years ended December 31, 2007, 2006 and 2005 was $38.8 million, $31.2 million, and $27.5 million (excluding a preferred stock deemed dividend of $88.1 million), respectively. As of December 31, 2007, we had an accumulated deficit of $279.0 million, including the $88.1 million preferred stock deemed dividend related to our IPO in September 2005. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing Phase 3 clinical trials, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders' equity and working capital to decrease. To date, we have derived substantially all of our revenue from collaboration agreements. The research phases for all but one of our revenue-generating collaboration agreements is completed, and the research phase of that agreement with Biogen Idec, if not extended, will end in August 2008. We can offer no assurance that we will enter into a new collaboration agreement in the near future that will result in revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

        If we fail to enter into new strategic collaborations, we may have to reduce the scope of, or delay, our internal product candidate development programs.

        Our business model has been based in part upon entering into strategic collaborations for discovery and/or the development of some of our product candidates. The research phase of our strategic collaboration with Biogen Idec, the only one for which we currently receive research funding, expires in August 2008, unless renewed. In the absence of additional sources of capital which may not be available to us on acceptable terms, the development of our current or future product candidates may be reduced in scope, delayed or terminated.

        There is a high risk that our drug discovery and development activities could be halted or significantly delayed for various reasons.

        Our product candidates are in the early stages of drug discovery or development and are prone to the risks of failure inherent in drug development. We and our collaboration partners will need to conduct significant additional preclinical studies and clinical trials before we or our collaboration partners can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. In our industry, it is unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. Failure can occur at any stage of the process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. We terminated two Phase 2 trials of SNS-595 in small cell and non-small cell lung cancer. To date, SNS-032 and SNS-314 have only been tested in humans in Phase 1 trials. None of our product candidates with collaboration parties have been tested in humans. In addition, product candidates in later stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

        We do not know whether our ongoing clinical trials or any other future clinical trials with any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin on time. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

  •
  limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

  •
  delays or failures in obtaining regulatory approval to commence a clinical trial;

  •
  delays or failures in obtaining IRB approval to conduct a clinical trial at prospective sites;

  •
  delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites; or

  •
  delays or failures in obtaining sufficient clinical materials.

        The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

  •
  slower than expected rates of patient recruitment and enrollment;

  •
  failure of patients to complete the clinical trial;

  •
  unforeseen safety issues;

  •
  lack of efficacy during clinical trials;

  •
  inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

  •
  inability to monitor patients adequately during or after treatment.

        For example, due to potential complications from treatment in our Phase 1 clinical trial of SNS-032, we have provided patients enrolling in this clinical trial with in-patient hospital care. In addition to increasing costs to perform this clinical trial, we believe that this has resulted in difficulty in recruiting patients. Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, ourselves or, in some cases, our collaboration partners. Any failure to complete, or significant delay in completing, clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

        Our clinical trials for our lead product candidates, SNS-595, SNS-032 and SNS-314, may not demonstrate safety or efficacy or lead to regulatory approval.

        Our lead product candidates, SNS-595, SNS-032 and SNS-314, are small molecule therapeutics being developed for the treatment of certain types of cancer. Many cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a "therapeutic window." We may select a dose for use in future clinical trials that may prove to be ineffective in treating cancer. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate further clinical trials. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them. If clinical trials of SNS-595, SNS-032 and/or SNS-314 are halted, or if they do not show that these product candidates are safe and effective in the indications for which we are seeking regulatory approval, our future growth would be limited and we may not have any other product candidates to develop.

        Furthermore, our development strategy to date for SNS-032 and SNS-314 has been to first test the efficacy and toxicity of each product candidate as a single agent. We may determine that one or both of these product candidates are more effective and/or less toxic in combination with another approved cancer drug. While we are currently conducting a Phase 1b clinical trial of SNS-595, studying escalating doses of SNS-595 in combination with cytarabine in acute leukemias, it is possible that when therapeutic levels of SNS-595 are achieved the toxicity of the combined regimen may be not tolerated in patients. Likewise, each of our product candidates may only receive FDA and foreign approvals, if at all, in combination with another cancer drug.

        In addition to the risks described above, we are aware of risks that are specific to SNS-032. In previous Phase 1 clinical trials of SNS-032, significant safety risks were observed in patients who were administered SNS-032 on either a one-hour or a 24-hour infusion once every three weeks. For example, increases in certain phases of the cardiac cycle, known as the QT interval, or the corrected QT interval, or QTc, on the electrocardiograms of patients were observed in patients receiving the 24-hour infusion regimen. Increased QT intervals may be associated with increased risk for cardiac rhythm abnormalities, some of which can be serious, life-threatening events. In addition, pronounced, rapidly reversible decreases in white blood cells were observed following infusion under the one-hour infusion regimen, most likely associated with higher peak drug levels in this regimen. Further, some patients also experienced reversible liver toxicity, which limited the amount of drug that could be administered to those patients. Two of these planned clinical trials were discontinued prior to completion and prior to determination of a maximum tolerated dose by the former sponsor, BMS, we believe because of a change in priorities within BMS' portfolio. We will not receive regulatory approval for SNS-032 unless we are able to deliver therapeutically active doses of SNS-032 while keeping toxicities at acceptable levels. In a Phase 1 clinical trial of SNS-032 in patients with advanced solid tumors, we delivered the drug on a daily basis in a one-hour infusion for five consecutive days. However, this dose and regimen did not allow us to achieve expected efficacious exposure without dose-limiting toxicity, and therefore we decided not to advance SNS-032 at that time as a single-agent therapeutic in that patient population.

        In our ongoing Phase 1 clinical trial of SNS-032, we are aware that SNS-032 has the potential to kill a large number of cancer cells rapidly and all at once and the contents of those cells may be released into a patient's bloodstream. This may result in a higher risk of a severe complication called tumor lysis syndrome. If tumor lysis syndrome occurs, some chemicals in a patient's blood, such as potassium, uric acid and phosphate levels will rise, whereas some others like calcium may decline. Tumor lysis syndrome, if severe enough, may result in kidney failure and, without treatment, can be life-threatening. We are aware that this severe complication has a higher risk of occurring early in the course of treatment and we are taking measures, which may not be effective, to prevent, monitor and treat this complication should it occur.

        In addition, in clinical trials to date SNS-032 has demonstrated variable pharmacokinetics ("PK"), which is the measure of the concentration of drug in the bloodstream over time. The PK variability results in differences in drug exposure between patients, and in some cases in the same patient, who are administered the same dose of SNS-032. Dose levels in Phase 2 clinical trials will be selected primarily based on safety criteria. Because of the observed PK variability between and among patients, we believe that there is a risk that some patients may receive sub-therapeutic exposure, limiting the opportunity to show activity and efficacy for SNS-032. As with other product candidates in the biotechnology industry at this stage of development, even if we are able to find adequate doses and schedules from our planned Phase 2 clinical trials, we will be required to conduct extensive additional clinical trials before we are able to seek regulatory approval to market SNS-032.

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

        Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

        Our approach to developing cancer therapeutics by inhibiting cyclin-dependent kinases, Aurora kinases and Raf kinases has not been clinically validated and may not be successful.

        We have programs to develop small molecule inhibitors of CDKs, Aurora kinases and Raf kinases for the treatment of cancer. SNS-032 is an inhibitor of CDKs 2, 7 and 9, and SNS-314 is an inhibitor of Aurora A, B and C kinases. The therapeutic benefit of inhibiting CDKs, Aurora kinases and/or Raf kinases in the treatment of human cancer has not been established definitively in the clinic. There are also other CDKs and Aurora kinase inhibitors in early clinical development, but they have yet to show therapeutic benefit or they target other kinases in addition to CDKs and Aurora kinases and their activity may be associated with inhibition of those other kinases. In addition, there are conflicting scientific reports regarding the reliance or necessity of CDK2 in the cell cycle. If CDK, Aurora kinase or Raf kinase inhibition is not an effective treatment of human cancer, SNS-032, SNS-314 and any other drug candidates from these kinase programs may have little or no commercial value.

        We rely on third parties to manufacture our product candidates, including SNS-595, SNS-032 and SNS-314, and depend on a single supplier for the active pharmaceutical ingredients for SNS-595 and SNS-032. There are a limited number of manufacturers that are capable of manufacturing the active ingredient of SNS-595.

        We do not currently own or operate manufacturing facilities and lack the capability to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the API and drug products for SNS-595, SNS-032 and SNS-314. The APIs are classified as toxic substances, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture our drug products. We currently have established relationships with only one manufacturer for API for SNS-595 and two manufacturers for the finished drug product. If our third-party manufacturer is unable or unwilling to produce API for SNS-595, we will need to establish a contract with another supplier. However, establishing a relationship with an alternative supplier would likely delay our ability to produce SNS-595 API for six to nine months, during which time we will rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for all our API and drug products in the foreseeable future.

        Our product candidates require precise, high quality manufacturing. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards. Our contract manufacturer's failure to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

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

        Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. For example, because we rely on a single supplier for the API for SNS-595 and SNS-032, the failure of such supplier to have sufficient quantities of the API or to supply API on a timely basis or at all would negatively affect us. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates for commercial sale. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

        We expect to expand our clinical development and marketing capabilities, and any difficulties hiring or retaining key personnel or managing this growth could disrupt our operations.

        We are highly dependent on the principal members of our management and technical staff. We expect to expand our clinical development and marketing capabilities by increasing expenditures in these areas, hiring additional employees and expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

        If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing our future products.

        Our commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. Numerous third-party U.S.- and foreign-issued patents and pending patent applications exist in the area of kinases, including CDKs and Aurora and Raf kinases. Because patent applications can take several years to issue, there may be pending applications that may result in issued patents that cover our technologies or product candidates. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. In addition, because pending patent applications are not required to be published generally until at least 18 months after they are filed (or at all before issuance in the case of U.S. patent applications filed before November 29, 2000) there may be claims contained therein that we are not even aware of. If a third party asserts that we are using technology or compounds claimed in issued and unexpired patents owned or controlled by the third party, we may need to obtain a license, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that a third party asserts that we infringe its patents.

        If a third party asserts that we infringe its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

  •
  infringement and other intellectual property claims, which would be costly and time consuming to litigate, whether or not the claims have merit, and which could delay the regulatory approval process and divert management's attention from our business;

  •
  substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a third party patent or other proprietary rights;

  •
  a court prohibiting us from selling or licensing our product candidates or technologies unless a third party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

  •
  if a license is available from a third party, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.

        If our competitors develop and market products that are more effective, safer or less expensive than our future products, our commercial opportunities will be negatively impacted.

        The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer and other serious diseases. We are developing small molecule therapeutics that will compete with other drugs and therapies that currently exist or are being developed. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer, Alzheimer's and inflammation research, some of which are in direct competition with us.

        Our product candidates will compete with a number of cancer therapeutics that are currently marketed or in development that also target proliferating cells but at different points of the cell cycle or with a different mechanism of action. These drugs include irinotecan, doxorubicin, taxanes and other cytotoxics and targeted therapies. To compete effectively with these agents, our product candidates will need to demonstrate advantages that lead to improved clinical efficacy as either a single agent or in combination settings.

        We believe that our ability to successfully compete will depend on, among other things:

  •
  our ability to develop novel compounds with attractive pharmaceutical properties and to secure, protect and maintain intellectual property rights based on our innovations;

  •
  the efficacy, safety and reliability of our product candidates;

  •
  the speed at which we develop our product candidates;

  •
  our ability to design and successfully execute appropriate clinical trials;

  •
  our ability to maintain a good relationship with regulatory authorities;

  •
  our ability to obtain, and the timing and scope of, regulatory approvals;

  •
  our ability to manufacture and sell commercial quantities of future products to the market; and

  •
  acceptance of future products by physicians and other healthcare providers.

        Some of the current key competitors to SNS-595 in AML include Genzyme Corporation's clofarabine, MGI Pharma's decitabine and ViON Corporation's cloretazine, all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is SNS-595. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and one of several of our competitors for this indication, Novartis AG, has initiated a head-to-head Phase 3 clinical trial in platinum refractory patients comparing its compound patupilone against liposomal doxorubicin.

        Further, with respect to SNS-032, we believe that several companies, including Aventis Pharmaceuticals, Inc., AstraZeneca International, Cyclacel Pharmaceuticals, Inc., Pfizer Inc., F. Hoffman-La Roche Ltd., Schering AG and others, are conducting clinical trials with CDK inhibitors and others are developing other compounds that may compete with SNS-032.

        With respect to SNS-314, Merck and Vertex Pharmaceuticals Incorporated are co-developing an Aurora kinase inhibitor and Cyclacel Pharmaceuticals, Inc., AstraZeneca International, Astex Therapeutics Limited, Millennium Pharmaceuticals, Inc. and Rigel Pharmaceuticals, Inc. in conjunction with Merck Serono International S.A., and others are also developing Aurora kinase inhibitors. Several other companies have Aurora kinase programs for which they are close to filing an IND. Other molecules that may compete with SNS-314 may include other naturally occurring cell-cycle inhibitor drugs.

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

        Our proprietary fragment-based drug discovery approaches are experimental and may not discover any therapeutic compounds of commercial value.

        The initial fragment-based proprietary drug discovery approach we developed is called "Tethering." Tethering is a process whereby a target protein known to be involved in a disease process is engineered to facilitate the binding of small drug fragments. Once a small fragment is identified, the fragment is built out using the target protein's surface as a template to make a new full-size therapeutic compound. We have developed further enhancements to our fragment-based drug discovery platform that are currently being utilized to discover new targeted agents. Our drug discovery approaches are unproven and may not identify any therapeutic compounds of commercial value.

        We rely on third parties to conduct our clinical trials for SNS-595, SNS-032, and SNS-314. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

        We do not have the ability to independently conduct clinical trials for SNS-595, SNS-032, SNS-314 or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct the planned and existing clinical trials in the United States, Canada and Europe of our product candidates. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

        Our proprietary rights may not adequately protect our technologies and product candidates.

        Our commercial success will depend on our ability to obtain patents and maintain adequate protection for our technologies and product candidates in the United States and other countries. As of December 31, 2007, we owned, co-owned or had rights to approximately 220 issued U.S. and foreign patents and approximately 345 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

        We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to and from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

  •
  we, our licensors or our collaboration partners were the first to make the inventions covered by each of our issued patents and pending patent applications;

  •
  we, our licensors or our collaboration partners were the first to file patent applications for these inventions;

  •
  others will independently develop similar or alternative technologies or duplicate any of our technologies;

  •
  any of our or our licensors' pending patent applications will result in issued patents;

  •
  any of our, our licensors' or our collaboration partners' patents will be valid or enforceable;

  •
  any patents issued to us, our licensors or our collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;

  •
  we will develop additional proprietary technologies that are patentable; or

  •
  the patents of others will have an adverse effect on our business.

        We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners' employees, consultants, contractors or scientific and other advisors, or those of our licensors, may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

        The composition of matter patents covering SNS-595 are due to expire in 2015. Even if SNS-595 is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

        The composition of our lead product candidate, SNS-595, is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. We do not know whether patent term extensions and data exclusivity periods will be available in the future. SNS-595 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-595 will be approved by the FDA. Even if SNS-595 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-595 to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering SNS-595. Our obligation to pay royalties to Dainippon, the company from which we licensed SNS-595, may extend beyond the patent expiration, which will further erode the profitability of this product.

        The composition of matter patents covering SNS-032 are due to expire in 2018 in the United States. Even if SNS-032 is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

        The composition of our product candidate SNS-032 is covered by U.S. patent 6,515,004 and its counterpart patents and patent applications in 33 foreign jurisdictions. U.S. patent 6,515,004 is due to expire in October 2018, and most of its foreign counterparts are due to expire in May 2021 (although some expire as early as November 2018). We do not know whether patent term extensions and data exclusivity periods will be available in the future. SNS-032 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-032 will be approved by the FDA. Even if SNS-032 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-032 to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering SNS-032. Our obligation to pay royalties to BMS, the company from which we licensed SNS-032, may extend beyond the patent expiration, which will further erode the profitability of this product.

        The composition of matter patents covering SNS-314 are due to expire in 2025 in the United States. Even if SNS-314 is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

        The composition of our product candidate SNS-314 is covered by a pending U.S. patent application and its counterpart patents and patent applications in 14 foreign jurisdictions. If a patent issues based on the pending U.S. application, it would be due to expire on or about July 2025, along with most of its foreign counterparts. We do not know whether patent term extensions and data exclusivity periods will be available in the future. SNS-314 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-314 will be approved by the FDA. Even if SNS-314 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-314 to enable us to recover our development costs prior to the expiration of any U.S. and foreign patents covering SNS-314.

        Our workforce reduction announced in August 2007 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

        In August 2007, we announced a workforce reduction of 35 employees in order to reduce expenses. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

        The commercial success of products resulting from our collaborations, if any, depends in whole or in part on the development and marketing efforts of our collaboration partners, over which we have limited control. If our collaborations are unsuccessful, our potential to generate future revenue from the sale of these products would be significantly reduced.

        Our dependence on collaboration arrangements subjects our company to a number of risks. The commercial success of products resulting from our collaborations, if any, depends, in whole or in part on our collaboration partners' ability to establish the safety and efficacy of our product candidates, obtain and maintain regulatory approvals and achieve market acceptance of a product once commercialized. Our collaboration partners may elect to delay or terminate development of one or more product candidates, independently develop products that compete with ours, or fail to commit sufficient resources to the marketing and distribution of products developed through their collaborations with us. In the event that one or more of our collaboration partners fails to diligently develop or commercialize a product candidate covered by one of our collaboration agreements, we may have the right to terminate our partner's rights to such product candidate but we will not receive any future revenue from that product candidate unless we are able to find another partner or commercialize the product candidate on our own, which is likely to result in significant additional expense. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of one or more of our collaboration partners to complete their obligations under our collaboration agreements. If our collaboration partners fail to perform in the manner we expect, our potential to generate future revenue from the sale of products resulting from our collaborations, would be significantly reduced.

        If conflicts of interest arise between our collaboration partners and us, any of them may act in their self interest, which may be adverse to our interests.

        If a conflict of interest arises between us and one or more of our collaboration partners, they may act in their own self interest or otherwise in a way that is not in the interest of our company or our stockholders. Some of our collaboration partners are conducting, and future collaboration partners, if any, may conduct, multiple product development efforts within the disease area that is the subject of collaboration with our company. In some of our collaborations, we have agreed not to conduct, independently or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these collaborations. Competing products, either developed by our collaboration partners or to which our collaboration partners have rights, may result in their withdrawal of support for our product candidates.

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

        We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees' former employers.

        Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

        We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our future products.

        We currently have no sales or distribution capabilities and limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize at least some of our future products, if any, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. With respect to other future products, we plan to collaborate with third parties that have direct sales forces and established distribution systems. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold our products. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize these future products. If we are not successful in commercializing our future products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

        We depend on various scientific consultants and advisors for the success and continuation of our research and development efforts.

        We work extensively with various scientific consultants and advisors. The potential success of our drug discovery and development programs depends, in part, on continued collaborations with certain of these consultants and advisors. We rely on certain of these consultants and advisors for expertise in our research, regulatory and clinical efforts. Our scientific consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such relationships or that such scientific consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our research and development objectives and our business.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

        Global credit and financial market conditions negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

        Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities consist primarily of investments in readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since December 31, 2007, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our current liquidity needs.

Risks Related to Our Industry

        The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

        The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA or in any other country without the equivalent marketing approval from such country. Neither we nor our collaboration partners have received marketing approval for any of our product candidates. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

        Regulatory approval of an NDA or NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA or a foreign regulatory authority can delay, limit or deny approval of a drug candidate for many reasons, including:

  •
  the drug candidate may not be deemed safe or effective;

  •
  regulatory officials may not find the data from preclinical studies and clinical trials sufficient;

  •
  the FDA or foreign regulatory authority might not approve our or our third-party manufacturer's processes or facilities; or

  •
  the FDA or foreign regulatory authority may change its approval policies or adopt new regulations.

        We may be subject to costly claims related to our clinical trials and may not be able to obtain adequate insurance.

        Because we conduct clinical trials in humans, we face the risk that the use of our product candidates will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10.0 million aggregate, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

        For example, the potential toxicity of single and repeated doses of SNS-595 has been explored in a number of animal studies that suggest the mechanism-based dose-limiting toxicities in humans receiving SNS-595 may be similar to some of those observed in approved cytotoxic agents, including reversible toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1 and Phase 2 clinical trials of SNS-595, we have witnessed the following side effects, irrespective of causality, ranging from mild to more severe: lowered white blood cell count that may lead to a serious or possibly life-threatening infection, hair loss, mouth sores, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath, diarrhea and intestinal blockage. Our ongoing Phase 1 clinical trials of SNS-032 and SNS-314 have a limited number of patients enrolled thus far. We can not yet assess the extent and type of side effects and/or unacceptable toxicities that these product candidates might exhibit in the patient populations and dosing regimens being evaluated.

        If our future products fail to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

        Even if we receive regulatory approval for a product candidate, we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize our future products.

        Any regulatory approvals that we or our collaboration partners receive for our product candidates may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

        Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and we may not achieve or sustain profitability.

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

        We intend to market our future products in international markets. In order to market our future products in Canada, the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

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

        We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, regional and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could significantly exceed our insurance coverage, which is limited to $0.1 million for pollution cleanup, and we are uninsured for third-party contamination injury.

Risks Related to Our Common Stock

        If we sell shares of our common stock in future financings, stockholders may experience immediate dilution.

        We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount.

        In addition, as opportunities present themselves in the future, we may enter into financing or similar arrangements, including the issuance of debt securities, preferred stock or common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders could experience dilution.

        The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

        We sold shares of common stock in our IPO in September 2005 at a price of $7.00 per share, and through March 3, 2008, our stock has subsequently traded as low as $1.01 per share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

  •
  failure to raise additional capital to carry through with our clinical development plans;

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

  •
  announcements relating to our ongoing collaborations with Biogen Idec, Johnson & Johnson PRD and Merck;

  •
  failure or discontinuation of any of our research programs;

  •
  delays in the commercialization of our future products;

  •
  market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

  •
  issuance of new or changed securities analysts' reports or recommendations;

  •
  actual and anticipated fluctuations in our quarterly operating results;

  •
  developments or disputes concerning our intellectual property or other proprietary rights;

  •
  introduction of technological innovations or new products by us or our competitors;

  •
  issues in manufacturing our product candidates or future products, if any;

  •
  market acceptance of our future products, if any;

  •
  deviations in our operating results from the estimates of analysts;

  •
  third-party healthcare reimbursement policies;

  •
  FDA or other U.S. or foreign regulatory actions affecting us or our industry;

  •
  litigation or public concern about the safety of our product candidates or future products, if any;

  •
  sales of our common stock by our officers, directors or significant stockholders; and

  •
  additions or departures of key personnel.

        In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

  •
  limitations on our stockholders' ability to call special meetings of stockholders;

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

        Provisions in our charter documents and provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

        The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

        Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 54.8 percent of our outstanding common stock as of February 29, 2008. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

        We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

        We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders' sole source of gain for the foreseeable future.

        We are at risk of securities class action litigation.

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

        Changes in financial accounting standards related to share-based payments are expected to continue to have an effect on our reported results.

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. FAS 123 (revised 2004) (FAS 123R), "Share-Based Payment," which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this standard is expected to continue to have an effect on our reported results of operations, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 54,000 square feet of office and laboratory space in South San Francisco, California. Our lease expires in June 2013, subject to our option to extend the lease through June 2018.

        In December 2006, we leased approximately 15,000 square feet of additional office space in a building near to our main office in South San Francisco, California. This lease expires in April 2013, subject to our option to extend the lease through February 2014. As a result of the reorganization and workforce reduction in August 2007, we do not need this additional office space and our goal is to sublease this space to another company.

        We believe that our current facilities will be sufficient to meet our needs through the first half of 2009.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us because of the defense costs, diversion of management resources and other factors.

        We are not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.0001 per share, has been traded on the Nasdaq Global Market (previously the Nasdaq National Market), since September 27, 2005, under the symbol SNSS.

        Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low sales prices by quarter as reported by the Nasdaq Global Market.

Year-Ended December 31, 2006	High	Low
First Quarter	$7.40	$4.47
Second Quarter	$7.25	$5.79
Third Quarter	$6.20	$4.14
Fourth Quarter	$5.75	$4.03

Year-Ended December 31, 2007	High	Low
First Quarter	$5.50	$4.03
Second Quarter	$4.90	$3.20
Third Quarter	$3.89	$2.23
Fourth Quarter	$2.83	$1.61

        As of March 3, 2008, there were approximately 234 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in "street name" accounts through brokers. On March 3, 2008, the last sale price reported on the Nasdaq Global Market for our common stock was $1.38 per share.

  Dividend Policy

        We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth.

  Unregistered Sales of Equity Securities

        There were no repurchases of securities or any sales of unregistered equity securities during the year ended December 31, 2007.

  Use of Proceeds

        We completed our IPO of 6,051,126 shares of our common stock on Form S-1 (Reg. No. 333-121646), which was declared effective by the SEC on September 27, 2005. We issued 6,000,000 shares on September 30, 2005 for gross proceeds of $42.0 million. We issued an additional 51,126 shares on November 1, 2005 for gross proceeds of $0.4 million in connection with the underwriters'

partial exercise of their over-allotment option. We paid the underwriters a commission of $3.0 million and incurred additional offering expenses of approximately $2.2 million. The underwriters in the IPO were Lehman Brothers, SG Cowen & Co. and Needham & Company, LLC.

        No payments for such expenses related to our IPO were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10 percent or more of any class of our equity securities, or (iii) any of our affiliates.

        After deducting the underwriters' commission and the offering expenses, we received net proceeds of approximately $37.2 million. We used $4.0 million of the net proceeds from our IPO to repay Biogen Idec the principal and interest outstanding pursuant to a promissory note executed in favor of Biogen Idec in December 2002. We used the remaining $33.2 million in net proceeds from our IPO to fund preclinical and clinical development of our product candidates.

Performance Graph

        The following graph compares our cumulative total stockholder return since September 27, 2005 with The NASDAQ Composite Index and The NASDAQ Biotechnology Index composed of other similarly situated companies. The graph assumes that the value of the investment in our common stock and each index was $100.00 on September 27, 2005 and assumes reinvestment of dividends.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*
Among Sunesis Pharmaceuticals, Inc. The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

        The information presented above in the stock performance graph shall not deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C and is not to be incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Consolidated Statement of Operations:
Revenues:
Collaboration revenue	$1,576	$6,353	$7,395	$5,938	$6,842
Collaboration revenue from related party	7,587	7,318	9,018	4,201	857
License revenue	500	—	—	—	—
Grant and fellowship revenue	—	38	109	166	561

Total revenues	9,663	13,709	16,522	10,305	8,260

Operating expenses:
Research and development	36,060	35,615	36,166	23,616	21,326
General and administrative	13,570	12,255	8,283	7,352	6,136
Restructuring charges	1,563	—	—	—	—

Total operating expenses	51,193	47,870	44,449	30,968	27,462

Loss from operations	(41,530)	(34,161)	(27,927)	(20,663)	(19,202)
Interest income	2,972	3,395	1,092	518	713
Interest expense	(210)	(478)	(674)	(387)	(521)
Other income (expense), net	7	7	10	2	5

Net loss	(38,761)	(31,237)	(27,499)	(20,530)	(19,005)
Convertible preferred stock deemed dividend	—	—	(88,092)	—	—

Loss applicable to common stockholders	$(38,761)	$(31,237)	$(115,591)	$(20,530)	$(19,005)

Basic and diluted loss per share applicable to common stockholders	$(1.20)	$(1.13)	$(17.41)	$(15.77)	$(16.16)

Shares used in computing basic and diluted loss per share applicable to common stockholders	32,340,203	27,758,348	6,637,935	1,302,096	1,175,766

	As of December 31,
Consolidated Balance Sheet Data:
	2007	2006	2005	2004	2003
	(In thousands)
Cash, cash equivalents and marketable securities	$47,684	$63,105	$48,333	$36,812	$33,843
Working capital	39,707	55,279	40,156	27,707	27,208
Total assets	53,246	69,276	54,708	43,026	40,306
Long-term portion of equipment leases	1,353	956	1,306	4,438	3,249
Convertible preferred stock	—	—	—	108,813	94,821
Common stock and additional paid-in capital	320,583	298,077	249,692	6,494	2,723
Accumulated deficit	(279,006)	(240,245)	(209,008)	(93,417)	(72,886)
Total stockholders' equity (deficit)	41,394	56,804	38,466	(90,044)	(70,376)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition as of December 31, 2007 and results of operations for the year ended December 31, 2007 should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are "forward-looking statements" for purposes of these provisions, including any projections of revenue, expenses or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "anticipates," "continue," "expects," "may," "plans," "potential," or "will" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

        We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for use in oncology and other serious diseases. We have built our product candidate portfolio through internal discovery and the in-licensing of novel cancer therapeutics. We are advancing product candidates through in-house research and development efforts and strategic collaborations with leading pharmaceutical and biopharmaceutical companies and academic institutions.

        From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies. Since 2002, we have focused on the discovery and development of novel small molecule drugs. In August 2007, we announced a reduction in our workforce and implemented a revised operating plan to streamline our operations and extended our financial resources. Our reorganization was completed by year end.

        We are currently advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel naphthyridine analog. With SNS-595, we are currently conducting one Phase 2 single agent clinical trial in advanced platinum-resistant ovarian cancer patients and one Phase 1b combination clinical trial with cytarabine in patients with refractory or relapsed AML. A Phase 1 single agent study in advanced acute leukemias is continuing to treat patients, but enrollment was completed in 2007. In addition, we are planning to initiate a Phase 2 single agent trial in elderly patients with previously untreated AML in the first half of this year.

        Our second product candidate, SNS-032, is a potent and selective inhibitor of CDKs 2, 7 and 9. We currently are conducting a Phase 1 clinical trial with SNS-032 in patients with relapsed or refractory CLL or MM. We are also developing SNS-314, a potent and selective inhibitor of the Aurora A, B and C kinase enzymes. SNS-314 is being studied in a Phase 1 dose-escalating clinical trial in patients with advanced solid tumors.

        We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. In the future, we plan to enter into collaborations for one or more of these product candidates in order to maximize the commercial potential of these programs.

        We have developed a proprietary method of discovering drugs in pieces, or fragments. We call this fragment-based discovery approach was called "Tethering". We have combined Tethering with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics for major diseases. We have an ongoing strategic collaboration with Biogen Idec to discover and develop small molecules that inhibit certain oncology kinase targets. The research phase of this collaboration, which involves active participation by our personnel, expires in August 2008. The Tethering approach to drug discovery formed the basis of our three other ongoing collaborations, one with Johnson & Johnson PRD and two with Merck. In those three collaborations, we are no longer receiving research funding, and our personnel are not actively participating in continued development. As of December 31, 2007, we had received an aggregate of approximately $81.6 million in cash from our current and former collaboration partners in the form of stock purchase proceeds and fees. We have developed further enhancements to our fragment-based discovery platform that are currently being used to discover new targeted agents and that could form the basis of future discovery collaborations.

        We also have an ongoing research collaboration with the MMRC to evaluate the preclinical activity of SNS-032 in multiple myeloma-relevant models and in primary disease tissue. This collaboration is being performed by investigators at leading academic research institutions including University Health Network (Princess Margaret Hospital), Dana-Farber Cancer Institute, H. Lee Moffitt Cancer Center & Research Institute, Mayo Clinic Cancer Center and Emory University. We believe that this and our other research arrangements with investigators at academic institutions help us to leverage and expand our internal research and development capabilities.

        In addition, we have licensed worldwide rights to all of our LFA-1 patents and related know-how to SARcode.

        Since our inception, we have generated significant losses. As of December 31, 2007, we had an accumulated deficit of $279.0 million, including a deemed dividend of $88.1 million recorded in conjunction with our IPO in September 2005. We expect our significant net losses to continue for the foreseeable future, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

Financial Operations Overview

  Revenues

        We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue, license revenue and grant and fellowship revenue.

        Collaboration Revenue.    We generate revenue primarily through our collaborations. As of February 29, 2008 we had four ongoing strategic collaborations, only one of which currently involves research funding and active participation by our personnel. Each of these collaborations included a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaboration. The table below sets forth our revenue since January 1, 2005 from each of our current collaborators.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Biogen Idec (a related party)	$7,587	$7,318	$9,018
Merck	1,576	6,353	5,977
Johnson & Johnson PRD	—	—	1,418

Total	$9,163	$13,671	$16,413

        The research phase, and research funding, from the Biogen Idec collaboration expires in August 2008. The research phases for each of the other collaborations is completed.

        In 2008, we expect to receive research funding from Biogen Idec totaling approximately $3.5 million. This funding is discretionary, but is not dependent upon the achievement of milestones. In addition, we may receive milestone payments if one or more of our collaboration programs reach a milestone for which a payment is due. Milestone payments earned under collaborations totaled $4.8 million in 2006 and $1.0 million in 2007.

        In the absence of any new collaborations, we expect to have no research funding after August 2008, in which case our overall collaboration revenue will be substantially lower in future years, unless and until any products that may result from the collaborations advance to a level where significant milestones will be payable to us.

        Grant and Fellowship Revenue.    Grant and fellowship revenue is recognized as we perform services under the applicable grant. Since inception, we had been awarded an aggregate of $5.4 million in federal grants, and had recognized $2.5 million as revenue from such grants and other significantly smaller grants and fellowships. Total grant and fellowship revenues for the periods ended December 31, 2006 and 2005 was $0.1 million. There was no grant and fellowship revenue recognized in 2007 and we do not expect to recognize any grant and fellowship revenue in future years.

        License Revenue.    In 2007, pursuant our out-license agreement with SARcode, we recognized a $0.5 million license fee. We also received two notes convertible into preferred stock of SARcode, one in the amount of $0.3 million and the other in the amount of $0.4 million which were not recorded due to uncertainty of collectibility. Under that agreement, we may receive up to an additional $0.4 million in convertible notes, $31.3 million in development and marketing milestone payments, and royalties for the commercialization, if any, of a licensed compound.

  Operating Expenses

        Research and Development Expense.    Most of our operating expenses to date have been for research and development activities. Research and development expense primarily represents costs incurred:

  •
  in the discovery and development of novel small molecule therapeutics and the advancement of product candidates towards clinical trials, including the Phase 1 and Phase 2 clinical trial costs for SNS-595 and the Phase 1 clinical trial costs for SNS-032 and SNS-314,

  •
  in the development of our proprietary fragment-based Tethering drug discovery approach and other novel fragment-based drug discovery methods,

  •
  in the development of in-house research, preclinical study and development capabilities,

  •
  in connection with in-licensing activities, and

  •
  in the conduct of activities we are required to perform in connection with our strategic collaborations.

        We expense all research and development costs incurred.

    The table below sets forth our research and development expense annually since January 1, 2005.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
SNS-595	$13,699	$8,420	$7,230
Other kinase inhibitors	8,785	10,728	3,628
SNS-314	4,563	5,238	7,102
Discovery programs and new technologies	4,128	3,762	2,615
SNS-032	3,723	5,446	9,665
RAF kinase inhibitors	881	1,482	1,552
Other programs	275	214	916
BACE inhibitors for Alzheimer's disease	4	316	1,674
TNF family and oncology research	2	3	951
Cathepsin S inhibitors	—	7	796
Anti-viral inhibitors	—	—	37

Total	$36,060	$35,616	$36,166

        We incur research and development expense associated with both our internal research and development activities and in the conduct of activities we are required to perform in connection with our strategic collaborations. Each of our collaborations has involved research funding to us which substantially offset the related research and development expenses. Research and development expense relating to our collaborations with Biogen Idec, Johnson & Johnson PRD and Merck consist primarily of costs related to Tethering, lead optimization, preclinical studies and other activities related to the identification and optimization of compounds for development.

        Under our Biogen Idec agreement, we have an option on a target-by-target basis to co-fund post-Phase 1 development costs for product candidates directed to up to two collaboration targets, which may, at our option, include the Raf kinase target. If we exercise our option on one or more product candidates, our research and development expense will increase significantly. We expect that research and development expense related to co-development activities that we might elect to co-fund would consist primarily of manufacturing costs for the product candidate, clinical trial-related costs, costs for consultants and contract research organizations, employee and facilities costs and depreciation of equipment.

        We have incurred and expect to continue to incur substantial research and development expense to conduct clinical trials on SNS-595, SNS-032 and SNS-314. Clinical trials are costly, and as we continue to advance our product candidates through preclinical and clinical development, we expect our related expenses to remain high. For example, we expect to spend at least $10.0 million (i) to advance our SNS-595 program to completion of the current Phase 2 clinical trial in ovarian cancer, the current Phase 1b combination trial in AML and the planned Phase 2 AML clinical trial, (ii) to advance our SNS-032 program to completion of our ongoing Phase 1 clinical trial, and (iii) to complete the ongoing Phase 1 clinical trial for SNS-314. As of the date of this report, due to the risks inherent in the clinical trial process and given the early state of development of our programs, we are unable to estimate the additional substantial costs we will incur in any continued development of our product candidates for potential commercialization.

        In addition, while we are currently focused on advancing SNS-595, SNS-032 and SNS-314 through clinical development, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, an assessment as to the product candidate's commercial potential and our overall financial objectives. This will affect our research and development expense going forward. We also cannot forecast which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

        General and Administrative Expense.    Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities management, legal, including intellectual property management and general administration, as well as non-cash stock-based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. In 2008, we expect general and administrative expenses to remain approximately the same as in 2007.

        Restructuring Expenses.    In the third quarter of 2007, we implemented a revised operating plan to focus our efforts on generating data from our lead programs while streamlining our operations and extending our financial resources. Expenses incurred under the restructuring included severance and related benefit costs, facility-related expenses and asset-related impairment. As a result, in 2007, we recorded a restructuring charge of $1.6 million. If we engage in similar restructuring activities in the future, we may be subject to similar, or possibly higher, restructuring charges. For a full description of our restructuring actions in 2007, see Note 6 to our consolidated financial statements included elsewhere in this report. In 2008, we expect to record an additional $0.3 million of restructuring charges, primarily related to facilities costs.

Critical Accounting Policies and the Use of Estimates

        This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates under different assumptions or conditions.

        Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

        We recognize revenue from milestone payments, which are substantially at risk at the time the collaboration agreement is entered into and performance-based at the date of the collaboration agreement, upon completion of the applicable milestone events. We intend to recognize any future royalty revenue based on reported product sales by third-party licensees.

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

  Stock-Based Compensation

        We grant options to purchase common stock to our employees, directors and consultants under our stock option plans. Eligible employees can also purchase shares of common stock at 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date under the Company's 2005 Employee Stock Purchase Plan.

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which supersedes the previous accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

        Upon adoption of FAS 123R, we retained our method of valuation for share-based awards granted using the Black-Scholes option-pricing model ("Black-Scholes Model"). Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Changes in these input variables would affect the amount of expense associated with stock-based compensation.

        FAS 123R requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement. SFAS 157 requires prospective application for the fiscal year ending December 31, 2008. We do not believe that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

        In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115" ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us for the fiscal year ending December 31, 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

        In June 2007, the FASB ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed. EIFT 07-3 is effective for fiscal years beginning after December 15, 2007. We will adopt EITF 07-3 in the first quarter of 2008 and do not believe the adoption of EITF 07-3 will have a material effect on our financial position or results of operations.

        In December 2007, the EITF reached a consensus on EITF 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We will adopt EITF 07-1 in the first quarter of 2009 and currently do not believe the adoption of EITF 07-1 will have a material impact on our financial position or results of operations.

Results of Operations

  Years Ended December 31, 2007 and 2006

        Revenue.    Total revenue decreased to $9.7 million in 2007 from $13.7 million in 2006. Collaboration revenue decreased to $9.2 million in 2007 from $13.7 million in 2006, primarily due to a $4.8 million decrease in collaboration revenue from Merck in 2007, offset by a $0.3 million increase in collaboration revenue from Biogen Idec in 2007 and $0.5 million in license revenue from SARcode in 2007. The decrease in collaboration revenue from Merck resulted primarily from the fact that a $4.3 million milestone payment was paid by Merck in 2006, as compared to a milestone payment of

$1.0 million in 2007. The $0.3 million increase in collaboration revenue from Biogen Idec resulted primarily from increased payments for scientific personnel working on the collaboration. The license revenue from SARcode resulted from the out-licensing of our previously discontinued LFA-1 inhibitor program.

        Research and development expense.    Research and development expense increased to $36.1 million in 2007 from $35.6 million in 2006. Research and development expense associated with SNS-595 increased to $13.7 million in 2007 from $8.4 million in 2006 due to increased clinical trial activity. Research and development expense for discovery programs and new technologies increased to $4.1 million in 2007 from $3.8 million in 2006 due to increased work on our proprietary technologies and discovery programs. Research and development expense associated with SNS-032 decreased to $3.7 million in 2007 from $5.4 million in 2006 primarily because 2006 expense included a $2.0 million non-cash license payment. Research and development expense associated with SNS-314 decreased to $4.6 million in 2007 from $5.2 million in 2006 due to a reduced number of research employees working on this program, partially offset by increased outside services expense related to clinical studies. Research and development expense for all other programs decreased to $9.9 million in 2007 from $12.8 million in 2006 due to a decrease in expenses related to Raf and other kinase inhibitor programs.

        General and administrative expense.    General and administrative expense increased to $13.6 million in 2007 from $12.3 million in 2006. The increase was primarily due to (i) a $0.9 million increase in employee-related expenses, (ii) $0.3 million increase in non-cash stock-based compensation expense, and (iii) a $0.2 million increase in office and related expenses, primarily from computer and software expenditures, which were partially offset by a $0.1 million decrease in professional services expense.

        Restructuring Charge.    In 2007, we recorded a $1.6 million restructuring charge related to the restructuring plan announced and implemented in August 2007. The restructuring charge consists of (i) $0.9 million in severance and related personnel termination costs, (ii) $0.1 million related to the extension of option exercise periods to 16 months for terminated employees, (iii) a $0.3 million write-off of leasehold improvements, and (iv) a $0.3 million accrual for lease obligations for a facility that we are currently not utilizing. Cash restructuring costs totaled approximately $1.1 million, or 69 percent of the $1.6 million restructuring charge.

        Interest income and expense.    Interest income decreased to $3.0 million in 2007 from $3.4 million in 2006, primarily due to lower average balances of cash, cash equivalents and marketable securities. The decrease was partially offset by higher interest rates. Interest expense decreased to $0.2 million in 2007 from $0.5 million in 2006, primarily due to the recognition of $0.3 million non-cash interest expense in 2006 related to our venture loan with Oxford Finance Corporation and Horizon Technology Funding Company LLC in 2006.

  Years Ended December 31, 2006 and 2005

        Revenue.    Total revenue decreased to $13.7 million in 2006 from $16.5 million in 2005. Collaboration revenue decreased to $13.7 million in 2006 from $16.4 million in 2005. The decreases in revenue were primarily due to a $1.7 million decrease in collaboration revenue from Biogen Idec and a $1.4 million decrease in collaboration revenue from Johnson & Johnson PRD. The decrease in collaboration revenue from Biogen Idec and Johnson & Johnson PRD resulted from the completion of the research phase of collaborations with these companies in 2005 (in the case of Biogen Idec, in connection with the TNF collaboration which is no longer ongoing).

        Research and development expense.    Research and development expense decreased to $35.6 million in 2006 from $36.2 million in 2005. Research and development expense for such years includes an $8.0 million expense related to the in-license of SNS-032 in 2005 and a $2.0 million milestone payment paid for SNS-032 in 2006. Without these non-cash expenses for SNS-032, research and development expenses increased to $33.6 million in 2006 from $28.2 million in 2005 primarily due to (i) a

$1.2 million increase in expenses related to the development of SNS-595, (ii) a $1.7 million increase in other expenses related to the development of SNS-032, (iii) a $4.6 million increase in expenses in other programs, including other kinase inhibitors program, and (iv) a $1.1 million increase in expense associated with discovery programs and new technologies, partially offset by a $1.9 million decrease in expenses associated with our SNS-314 program and $1.4 million decrease in expenses associated with our BACE inhibitors program.

        Research and development expense associated with SNS-595 increased to $8.4 million in 2006 from $7.2 million in 2005 due to increased clinical trial activity. Research and development expense associated with SNS-032 increased from $1.7 million in 2005, adjusted for licensing fees, to $3.4 million in 2006, adjusted for a $2.0 million milestone payment, due to increased clinical trial activity. Research and development expense associated with SNS-314 decreased from $7.1 million in 2005 to $5.2 million in 2006 due to a reduced number of research employees working on this program, partially offset by increased outside services expense related to toxicology studies. Research and development expense associated with BACE inhibitors decreased to $0.3 million in 2006 from $1.7 million in 2005 due to the end of the research portion of the collaboration in 2006. Discovery programs and new technologies expenses increased to $3.8 million in 2006 from $2.7 million in 2005 due to increased work on our proprietary technologies. Research and development expense for all other programs including our other kinase inhibitors program increased to $12.4 million in 2006 from $7.8 million in 2005 primarily due to increased expense related to research activities on several other kinase targets.

        General and administrative expense.    General and administrative expense increased to $12.3 million in 2006 from $8.3 million in 2005. The increase is primarily due to (i) a $0.9 million expense related to the adoption of FAS 123R in 2006, (ii) a $0.8 million increase in employee-related expenses, (iii) a $1.5 million increase in professional services expenses, including expenses related to managing our intellectual property portfolio and management's testing of internal control for financial reporting, and (iv) a $0.8 million increase in other expenses, including costs for directors and officers' liability insurance and facilities costs.

        Interest income and expense.    Interest income increased to $3.4 million in 2006 from $1.1 million in 2005, primarily due to higher interest rates and higher average balances of cash, cash equivalents and marketable securities. Interest expense decreased from $0.5 million in 2006 to $0.7 million in 2005, primarily due to a reduction in average debt outstanding in 2006 compared to 2005, partially offset by higher average interest rates on outstanding debt obligations in 2006 than in 2005.

Income Taxes

        Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of $165.9 million and $79.0 million, respectively. We also had federal research and development tax credit carryforwards of $4.3 million and state research and development tax credit carryforwards of $4.4 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2018, and the state net operating loss will expire beginning in 2008. The state research and development tax credit carryforwards do not expire. Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, that are applicable if we experience a substantial "ownership change," which may occur, for example, as a result of the IPO and other sales of our stock, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. If a change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net loss carryforwards in any year may be limited.

Liquidity and Capital Resources

  Sources of Liquidity

        Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding technology, access fees and milestone payments from our collaboration partners, research grants, loans from Biogen Idec and other debt financings.

        As of December 31, 2007, we had cash, cash equivalents and marketable securities of $47.7 million and outstanding equipment financing of $2.3 million.

  Cash Flows

        Net cash used in operating activities was $34.5 million in 2007, compared to cash used of $27.1 million and $20.9 million in the years ended December 31, 2006 and 2005, respectively. The net cash used in operating activities for 2007 resulted primarily from a net loss of $38.8 million and changes in operating assets and liabilities of $1.0 million, partially offset by adjustment for non-cash items of $4.9 million and restructuring charges of $0.4 million resulting from a reduction-in-force as part of our 2007 restructuring plan. Net cash used in operating activities for 2006 resulted primarily from net loss of $31.2 million and changes in operating assets and liabilities of $2.3 million, partially offset by an adjustment for non-cash items of $4.5 million and a non-cash milestone payment of $2.0 million related to the in-license of SNS-032. Net cash used in operating activities for 2005 resulted primarily from a net loss of $27.5 million and changes in operating assets and liabilities of $4.4 million, partially offset by adjustment for non-cash items of $3.0 million and a non-cash license payment of $8.0 million related to the in-license of SNS-032.

        Net cash provided by investing activities was $19.7 million in 2007 compared to cash used of $28.7 million and $3.0 million in the years ended December 31, 2006 and 2005, respectively. The net cash 1 provided by investing activities for 2007 resulted primarily from net proceeds from the sale and maturity of marketable maturities of $21.2 million, partially offset by capital expenditures of $1.5 million. Net cash used in investing activities for 2006 primarily reflects net purchases of marketable securities of $26.4 million and capital expenditures of $2.3 million. Net cash used in investing activities for 2005 primarily reflects net purchases of marketable securities of $1.4 million and capital expenditures of $1.7 million.

        Net cash provided by financing activities was $20.5 million in 2007 compared to $44.1 million in 2006 and $34.1 million in 2005. The lower net cash provided by financing activities in 2007 compared to 2006 primarily resulted from lower net proceeds from issuance of common stock of $19.5 million in 2007 in a public offering compared to $43.7 million in 2006, partially offset by higher borrowing on equipment loans net of payments of $1.0 million. The net cash provided by financing activities in 2006 primarily resulted from net proceeds of $43.7 million from the private placement of common stock and warrants completed in March 2006 and the $1.0 million in net proceeds from the sale of common stock to employees, offset by the net payments of $0.5 million on equipment loans. The net cash provided by financing activities in 2005 primarily resulted from net proceeds of $37.4 million from the public offering of common stock completed in September 2005, offset by the payments of $5.4 million on notes payable and equipment loans.

  Credit and Loan Arrangements

        In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation ("GECC"). Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. We expect to enter into a new loan to cover our 2008 financing needs prior to that time. As of December 31, 2007, our outstanding debt balance was $2.3 million. In 2007, our interest rates on this debt balance ranged from 7.53 percent to 10.61 percent per annum, and were due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed. As of December 31, 2007, we were in compliance with all covenants in the GECC agreement.

  Operating Capital and Capital Expenditure Requirements

        We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agency in other countries and has been successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with revenue generated from our collaborations, will be sufficient to fund our operations through approximately the middle of 2009. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

  Contractual Obligations

        The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2007 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Equipment lease obligations	$2,307	$954	$1,092	$261	$—
Operating lease obligations	19,015	3,250	6,790	7,194	1,781

Total	$21,322	$4,204	$7,882	$7,455	$1,781

        The contractual summary above reflects only payment obligations that are fixed and determinable. We have additional contractual payments obligations relating to clinical trial milestones and product candidate development that are contingent on future events.

        Our operating lease obligations relate to the lease for our two facilities in South San Francisco, California. In May 2000, we entered into a noncancellable operating lease for our main office which expires in June 2013, subject to our option to extend the lease through June 2018. In addition, in December 2006, we leased approximately 15,000 square feet of additional office space in a building near our main office. This lease expires in April 2013. We vacated this building due to our restructuring in 2007 and are currently seeking a tenant to sublease this building. See Note 6 to consolidated financial statements included elsewhere in this report. The lease for additional office space provides for $0.4 million in lease payments in each of 2008, 2009, 2010, 2011, 2012, and $0.1 million thereafter.

        We also have agreements with clinical sites, and contract research organizations for the conduct of our clinical trials. We generally make payments to these sites and organizations based upon the procedures to be performed in the clinical trial, the number of patients enrolled and the period of follow-up required for patients in the trial.

Off-Balance Sheet Arrangements

        Through the year ended December 31, 2007, we do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term and hold investments to maturity except under rare circumstances. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our investment policy prohibits investments in derivative instruments. We did not hold derivative instruments as of December 31, 2007, and we have not held derivative instruments in the past. Through our money managers, we maintain risk management control systems to monitor interest rate risk. Our cash and cash equivalents as of December 31, 2007 included liquid money market accounts. Our marketable securities as of December 31, 2007 included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2007. For example, a 1/2 percentage point increase in short-term interest rates would reduce the fair market value of our portfolio of December 31, 2007 by approximately $45,000.

        The following table summarizes the maturity, fair value and average interest rate of our cash equivalents and marketable securities at December 31, 2007:

	Maturity	Fair Value	Average Interest Rate
Marketable securities	Various in 2008	$35,957,933	5.01%
Cash equivalents	90 days or less	11,004,163	4.74%

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, Sunesis Pharmaceuticals, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunesis Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG, LLP

San Jose, California
March 10, 2008

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,726,126	$6,075,449
Marketable securities	35,957,933	57,029,199
Prepaids and other current assets	945,583	1,082,817

Total current assets	48,629,642	64,187,465
Property and equipment, net	4,238,498	4,728,929
Deposits and other assets	377,798	359,974

Total assets	$53,245,938	$69,276,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,515,426	$3,439,422
Accrued compensation	2,225,868	2,323,742
Current portion of deferred revenue	1,227,031	2,260,478
Current portion of equipment financing	953,940	885,273

Total current liabilities	8,922,265	8,908,915
Non-current portion of deferred revenue	—	1,143,159
Non-current portion of equipment financing	1,352,684	955,695
Deferred rent liabilities	1,576,734	1,464,902
Commitments (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,364,896 shares issued and outstanding at December 31, 2007; 100,000,000 shares authorized, 29,443,079 shares issued and outstanding at December 31, 2006	3,437	2,944
Additional paid-in capital	320,579,240	298,073,896
Deferred stock-based compensation	(251,601)	(1,006,604)
Accumulated other comprehensive income (loss)	69,262	(21,376)
Accumulated deficit	(279,006,083)	(240,245,163)

Total stockholders' equity	41,394,255	56,803,697

Total liabilities and stockholders' equity	$53,245,938	$69,276,368

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenue:
Collaboration revenue	$1,576,610	$6,353,585	$7,394,754
Collaboration revenue from related party (Note 4)	7,586,903	7,317,700	9,018,442
License revenue	500,000	—	—
Grant and fellowship revenue	—	37,901	108,654

Total revenues	9,663,513	13,709,186	16,521,850
Operating expenses:
Research and development	36,060,470	35,615,536	36,165,731
General and administrative	13,569,578	12,254,892	8,283,191
Restructuring charges	1,563,274	—	—

Total operating expenses	51,193,322	47,870,428	44,448,922
Loss from operations	(41,529,809)	(34,161,242)	(27,927,072)
Interest income	2,971,666	3,394,751	1,092,254
Interest expense	(209,885)	(477,643)	(674,163)
Other income, net	7,108	6,873	10,024

Net loss	(38,760,920)	(31,237,261)	(27,498,957)
Convertible preferred stock deemed dividend	—	—	(88,092,302)

Loss applicable to common stockholders	$(38,760,920)	$(31,237,261)	$(115,591,259)

Basic and diluted loss per share applicable to common stockholders	$(1.20)	$(1.13)	$(17.41)

Shares used in computing basic and diluted loss per share applicable to common stockholders	32,340,203	27,758,348	6,637,935

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

	Convertible Preferred Stock							Accumulated Other Comprehensive Income (Loss)
			Common Stock			Notes Receivable from Stockholders				Total Stockholders' Equity (Deficit)
					Additional Paid-In Capital		Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	8,587,003	$108,812,619	1,390,158	$139	$6,493,378	$(135,000)	$(2,915,673)	$(69,770)	$(93,416,643)	$(90,043,569)
Issuance of common stock pursuant to stock options exercises at $1.28 to $9.56 per share, including vesting of stock options exercised early	—	—	41,940	4	108,681	—	—	—	—	108,685
Expense related to fair value of restricted stock award granted to non-employee	—	—	666	—	3,438	—	—	—	—	3,438
Deferred stock-based compensation related to employee stock option grants	—	—	—	—	293,125	—	(293,125)	—	—	—
Amortization deferred stock-based compensation	—	—	—	—	—	—	962,907	—	—	962,907
Expenses related to accelerated vesting of officers' stock option grant	—	—	—	—	21,000	—	83,203	—	—	104,203
Expenses related to fair value of options granted to non-employees	—	—	—	—	196,370	—	—	—	—	196,370
Issuance of Series C-2 convertible preferred stock to BMS at $17.95 per share in connection with in-licensing arrangement in April 2005	445,633	8,000,000	—	—	—	—	—	—	—	—
Issuance of common stock to preferred stockholders in connection with the Company's initial public offering in September, 2005	(9,032,636)	(116,812,619)	9,032,636	903	116,811,716	—	—	—	—	116,812,619
Issuance of common stock to investors at $7.00 per share for cash in September 2005, net of issuance costs of $2,225,322	—	—	6,051,126	605	37,166,904	—	—	—	—	37,167,509
Payment of deemed dividend in common stock	—	—	4,994,600	500	88,091,802	—	—	—	—	88,092,302
Issuance of warrant to purchase preferred stock in connection with financing arrangement	—	—	—	—	503,300	—	—	—	—	503,300
Repayment of stockholder note in April 2005	—	—	—	—	—	135,000	—	—	—	135,000
Components of comprehensive loss:
Net loss applicable to common stockholders	—	—	—	—	—	—	—	—	(115,591,259)	(115,591,259)
Unrealized gain on investments	—	—	—	—	—	—	—	14,697	—	14,697

Comprehensive loss										(115,576,562)

Balance at December 31, 2005	—	—	21,511,126	2,151	249,689,714	—	(2,162,688)	(55,073)	(209,007,902)	38,466,202
Issuance of common stock pursuant to stock options exercises at $1.28 to $5.25 per share, including vesting of stock options exercised early	—	—	126,844	13	318,143	—	—	—	—	318,156
Expense related to fair value of restricted stock award granted to non-employee	—	—	2,001	—	11,367	—	—	—	—	11,367
Reversal of deferred stock-based compensation related to employee stock option grants	—	—	—	—	(432,872)	—	432,872	—	—	—
Amortization deferred stock-based compensation	—	—	—	—	—	—	723,212	—	—	723,212
Stock-based compensation expenses related to fair value of options granted to non-employees	—	—	—	—	100,470	—	—	—	—	100,470
Stock-based compensation expenses related to fair value of options granted to employees	—	—	—	—	2,046,655	—	—	—	—	2,046,655
Issuance of common stock for Employee Stock Purchase Program	—	—	145,632	14	652,918	—	—	—	—	652,932
Issuance of common stock to BMS at $4.95 per share in connection with in-licensing arrangement	—	—	404,040	41	1,999,958	—	—	—	—	1,999,999
Issuance of common stock to investors at $6.21 per share for cash in March, 2006, net of issuance costs of $1,613,471	—	—	7,246,377	725	43,657,543	—	—	—	—	43,658,268
Issuance of common stock pursuant to warrant exercise at $4.25 per share	—	—	7,059	—	30,000	—	—	—	—	30,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(31,237,261)	(31,237,261)
Unrealized gain on investments	—	—	—	—	—	—	—	33,697	—	33,697

Comprehensive loss										(31,203,564)

Balance at December 31, 2006	—	—	29,443,079	$2,944	298,073,896	—	(1,006,604)	(21,376)	(240,245,163)	56,803,697
Issuance of common stock pursuant to stock options exercises at $0.43 to $2.55 per share, including vesting of stock options exercised early	—	—	68,913	8	161,008	—	—	—	—	161,016
Reversal of deferred stock-based compensation related to employee stock option grants	—	—	—	—	(76,980)	—	76,980	—	—	—
Amortization deferred stock-based compensation	—	—	—	—	—	—	633,023	—	—	633,023
Stock-based compensation expenses related to fair value of options granted to non-employees	—	—	—	—	2,394	—	—	—	—	2,394
Stock-based compensation expenses related to fair value of options granted to employees	—	—	—	—	2,468,898	—	—	—	—	2,468,898
Stock-based compensation expenses related to fair value of options acceleration and extension of exercisable period from restructuring	—	—	—	—	126,456	—	45,000	—	—	171,456
Issuance of common stock for Employee Stock Purchase Program	—	—	102,904	10	301,055	—	—	—		301,065
Issuance of common stock to pursuant to second public offer at $4.43 per share in June, 2007, net of issuance costs of $1,519,513	—	—	4,750,000	475	19,522,513	—	—	—	—	19,522,988
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—		(38,760,920)	(38,760,920)
Unrealized gain on investments	—	—	—	—	—	—	—	90,638	—	90,638

Comprehensive loss										(38,670,282)

Balance at December 31, 2007	—	$—	$34,364,896	$3,437	$320,579,240	$—	$(251,601)	$69,262	$(279,006,083)	$41,394,255

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(38,760,920)	$(31,237,261)	$(27,498,957)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,728,714	1,582,315	1,685,186
Stock compensation expense	3,189,048	2,881,704	1,266,918
Non-cash research and development expense	—	1,999,999	8,000,000
Restructuring charges	359,865	—	—
Gain on disposal of property and equipment	(5,949)	—	—
Changes in operating assets and liabilities:
Prepaids and other current assets	138,064	985,378	110,644
Notes and interest receivable from officers and employees	—	—	163,720
Deposits and other assets	(17,824)	(59,974)	—
Accounts payable and other accrued liabilities	1,076,004	117,256	1,286,989
Accrued compensation	(97,874)	255,973	468,552
Deferred rent and other non-current liabilities	111,832	93,556	175,058
Deferred revenue	(2,176,606)	(3,703,581)	(6,602,482)

Net cash used in operating activities	(34,455,646)	(27,084,635)	(20,944,372)
Cash flows from investing activities
Purchases of property and equipment, net	(1,511,425)	(2,304,717)	(1,703,721)
Purchases of marketable securities	(92,679,521)	(68,035,554)	(36,577,611)
Sales and maturities of marketable securities	113,841,425	41,669,113	35,187,756
Repayment of note receivable from officers and employees	—	—	85,350
Proceeds from sale of property and equipment	5,119	—	1,365

Net cash provided by (used in) investing activities	19,655,598	(28,671,158)	(3,006,861)
Cash flows from financing activities
Proceeds from borrowings under debt facility with related party	—	—	800,000
Repayment of borrowings under debt facility with related party	—	—	(4,000,000)
Proceeds from borrowings under note payable and equipment financing	1,481,611	563,132	1,273,180
Payments on note payable and equipment financing	(1,015,955)	(1,095,711)	(1,429,426)
Proceeds from issuance of common stock and exercise of options, net of repurchases	19,985,069	44,659,356	37,424,432

Net cash provided by financing activities	20,450,725	44,126,777	34,068,186
Net increase (decrease) in cash and cash equivalents	5,650,677	(11,629,016)	10,116,953
Cash and cash equivalents at beginning of period	6,075,449	17,704,465	7,587,512

Cash and cash equivalents at end of period	$11,726,126	$6,075,449	$17,704,465

Supplemental disclosure of cash flow information
Interest paid	$193,247	$224,992	$674,163

Non-cash activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$116,812,619

Deferred stock-based compensation, net of (reversal)	$(76,980)	$(432,872)	$293,125

Issuance of warrants for financing arrangement	$—	$—	$503,300

Convertible preferred stock deemed dividend	$—	$—	$88,092,302

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

  Organization

        Sunesis Pharmaceuticals, Inc. (the "Company") was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. Sunesis is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for oncology and other serious diseases. The Company's primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, performing business and financial planning, and raising capital. In January 2007, the Company formed a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

  Need to Raise Additional Capital

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. At December 31, 2007, the Company had an accumulated deficit of $279.0 million. Management believes that currently available cash, cash equivalents and marketable securities, together with amounts available to be borrowed under existing financing agreements (see Note 9) and revenue generated from our current collaboration with Biogen Idec, Inc. ("Biogen Idec"), will provide sufficient funds to enable the Company to meet its obligations through approximately the middle of 2009. Management plans to continue to finance the Company's operations with a combination of equity issuances, debt arrangements, and revenues from collaborations with pharmaceutical companies, technology licenses, and in the longer term, product sales and royalties. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself.

  Principles of Consolidation

        The Company's consolidated financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

  Clinical Trial Accounting

        The Company records accruals for estimated clinical trial costs, comprising payments for work performed by contract research organizations and participating clinical trial sites. These costs may be a significant component of future research and development expense. The Company accrues costs for clinical trials performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up clinical trial sites for participation in trials are expensed

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

immediately. Costs related to patient enrollment are accrued as patients are entered in the trial reduced by an initial payment made to the hospital when the first patient is enrolled. These cost estimates may or may not match the actual costs incurred for services performed by the organizations as determined by patient enrollment levels and related activities. If the Company has incomplete or inaccurate information, it may underestimate costs associated with various trials at a given point in time. Although the Company's experience in estimating these costs is limited, the difference between accrued expenses based on its estimates and actual expenses have not been material to date.

  Cash Equivalents and Marketable Securities

        The Company considers all highly liquid securities with original maturities of three months or less from the original date of purchase to be cash equivalents, which consist of money market funds and corporate debt securities. Marketable securities consist of securities with original maturities greater than three months, and at times may consist of money market funds, corporate debt securities and U.S. government obligations.

        Management determines the appropriate classification of securities at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The estimated fair values have been determined by the Company using available market information.

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

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, available-for-sale marketable securities, and borrowings under debt facilities. The carrying amounts of cash equivalents and available-for-sale marketable securities approximate fair value due to their short-term nature. The carrying amounts of borrowings under the Company's debt facilities approximate fair value based on the current interest rates for similar borrowing arrangements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

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

  Stock-Based Payments

        The Company grants options to purchase common stock to its employees, directors and consultants under its stock option plans. Eligible employees can also purchase shares of common stock at 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date under the Company's 2005 Employee Stock Purchase Plan ("ESPP").

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which supersedes its previous accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R using the modified prospective transition method for awards granted on or after December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") in connection with its initial public offering ("IPO"). The prospective transition method has been applied to options granted prior to December 23, 2004. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted subsequent to the initial filing of the Company's Form S-1 on December 23, 2004, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as defined below) and amortized on a straight-line basis over the options' vesting period; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R amortized on a straight-line basis over the options' vesting period. Under the prospective transition method, options granted prior to the initial filing of the Company's Form S-1 will continue to be accounted for in accordance with APB 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25, which were the accounting principles originally applied to those awards.

        The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As stock-based compensation expense recognized in the statement of operations for fiscal 2007 and 2006 is based on awards ultimately

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviews its forfeiture estimates on a quarterly basis. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

        Upon adoption of FAS 123R, the Company retained its method of valuation for share-based awards granted beginning in fiscal 2006 with the use of the Black-Scholes option-pricing model ("Black-Scholes model") which was previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        FAS 123R requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

  Comprehensive Income (Loss)

        The Company displays comprehensive income (loss) and its components as part of the statement of convertible preferred stock and stockholders' equity (deficit). Comprehensive income (loss) is comprised of income (loss) and unrealized gains (losses) on available-for-sale securities.

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

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Upfront, non-refundable license fees and other fees received in connection with research and development collaboration are recorded as deferred revenue and recognized ratably over their relevant periods specified in the agreements, generally the research term.

        Research funding related to collaborative research with the Company's collaboration partners is recognized as the related research services are performed. This funding is normally based on a specified amount per full-time equivalent employee per year.

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

  Income Taxes

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses recognition and measurement on uncertain tax positions that the Company has taken or expects to take on tax return using more-likely-than-not threshold. The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company's policy is to recognize interest charges and penalties under other expense.

  Long-Lived Assets

        The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. A review for impairment is performed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business.

        If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition against its carrying amount. If the aggregate undiscounted cash flows are less than the carrying amount of the asset, the resulting impairment charge to be recorded is calculated based on the excess of the carrying

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

value of the asset over the fair value of such asset, with fair value determined based on an estimate of discounted future cash flows or other appropriate measure of fair value. For the years ended December 31, 2007, 2006 and 2005, no impairment charges were recorded.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurement. SFAS 157 requires prospective application for the fiscal year ending December 31, 2008. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115 ("SFAS 159"). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company for the fiscal year ending December 31, 2008. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

        In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed. EIFT 07-3 is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 07-3 in the first quarter of 2008 and does not believe the adoption of EITF 07-3 will have a material effect on its financial position or results of operations.

        In December 2007, the EITF reached a consensus on EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-1 in the first quarter of 2009 and currently does not believe the adoption of EITF 07-1 will have a material impact on its financial position or results of operations.

2. Loss Per Share

        Basic loss per common share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, less the weighted

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Loss Per Share (Continued)

average unvested common shares subject to repurchase. Diluted loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding, less the weighted average unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purpose of this calculation, preferred stock, options to purchase stock, and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per common share when their effect is dilutive.

        The following table sets forth the computation of basic and diluted loss per share applicable to common stockholders.

	Year Ended December 31,
	2007	2006	2005
Historical Numerator:
Loss applicable to common stockholders	$(38,760,920)	$(31,237,261)	$(115,591,259)
Denominator:
Weighted-average common shares outstanding	32,340,203	27,758,348	6,647,516
Less: Weighted-average unvested common shares subject to repurchase	—	—	(9,581)

Denominator for basic and diluted loss per share applicable to common stockholders	32,340,203	27,758,348	6,637,935

Basic and diluted loss per share applicable to common stockholders	$(1.20)	$(1.13)	$(17.41)

Outstanding securities not included in diluted loss per share calculations
Options to purchase common stock	5,099,847	3,942,435	2,994,701
Warrants	2,693,237	2,693,237	526,382

	7,793,084	6,635,672	3,521,083

3. License Agreements

  In-Licenses

  Dainippon Sumitomo Pharma Co., Ltd.

        In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. ("Dainippon") to acquire exclusive worldwide development and marketing rights for Dainippon's anti-cancer compound, referred to as SNS-595.

        Under the terms of this agreement, the Company made a non-refundable payment of $0.7 million in 2003, which was included in research and development expense. In addition to payments already made as of December 31, 2007, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of SNS-595 for cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market SNS-595. In

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. License Agreements (Continued)

February 2006, the Company made a $0.5 million milestone payment upon commencement of Phase 2 clinical trials, which was recorded as research and development expense.

  Bristol-Myers Squibb Company

        In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company ("BMS") to acquire worldwide development and commercialization rights for BMS' anti-cancer compound, referred to as SNS-032.

        Under the terms of this agreement, the Company made an up-front $8.0 million equity payment through the issuance of preferred stock which converted into 879,094 shares of common stock upon the Company's IPO in September 2005. This amount was included in research and development expense for the year ended December 31, 2005 due to uncertainties surrounding the remaining efforts for completion of the research and development activities. The Company may in the future be required to make a series of milestone payments of up to $29.0 million in cash and equity to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may be required to make a series of development and commercialization milestone payments totaling up to $49.0 million in cash and equity, as well as royalty payments based on any future product net sales. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and future CDK inhibitors derived from related intellectual property. In February 2006, upon commencement of a Phase 1 clinical trial, the Company made a $2.0 million milestone payment through the issuance of 404,040 shares of the Company's common stock, which was recorded as research and development expense.

  Out-Licenses

  The University of California, San Francisco

        In August 2005, and as amended in April 2006, the Company entered into research and license agreements with the University of California, San Francisco ("UCSF"), that allow UCSF a limited license to use Tethering, the Company's proprietary fragment-based discovery approach, for academic purposes. UCSF intends to leverage Tethering to identify novel, small molecule drug candidates. In return, the Company received an exclusive royalty-free license to any improvements to Tethering or fragment libraries that emerge from UCSF's research. In the event that any small molecules are discovered using Tethering, the Company will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or on any other drug target on which the Company is currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was a founder of the Company and is a member of the Company's Board of Directors.

  SARcode, Inc.

        In March 2006, the Company entered into a license agreement with SARcode, Inc. ("SARcode"), a privately-held biopharmaceutical company, that provides SARcode an exclusive, worldwide license to all of the Company's lymphocyte function-associated antigen-1 ("LFA-1") patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. The Company had previously discontinued the LFA-1 inhibitor program, which is outside of the Company's strategic focus.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. License Agreements (Continued)

        Pursuant to the license agreement, in 2007, the Company received a $0.5 million license fee, which was recorded as revenue, and two notes convertible into preferred stock of SARcode, one in the amount of $0.3 million and the other in the amount of $0.4 million. The Company did not record these two notes receivable from SARcode, which are due in 2012, due to uncertainty of collectibility. In addition to the $0.5 million of cash and the convertible notes already received, the Company may receive up to $0.4 million convertible notes, $31.3 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

4. Strategic Collaborative Agreements

  Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

        In May 2002, the Company entered into a research collaboration to discover small molecule inhibitors of Cathepsin S, an enzyme that is important to regulating the inflammatory response, with Johnson & Johnson Pharmaceutical Research & Development, L.L.C. ("Johnson & Johnson PRD"). During the research term of this collaboration, the Company applied its proprietary Tethering technology to discover novel inhibitors of Cathepsin S. Johnson & Johnson PRD did not extend the research term of the agreement beyond December 31, 2005.

        Under the terms of the agreement, the Company received a non-refundable and non-creditable technology access fee and certain research funding paid in advance quarterly. Costs associated with research and development activities attributable to this agreement approximated the research funding recognized. The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from Johnson & Johnson PRD based on future product sales. As of February 29, 2008, Johnson & Johnson PRD has made a milestone payments of $0.8 million to the Company upon its selection of a development candidate from the collaboration.

  Biogen Idec, Inc.—Related Party

        In December 2002, the Company entered into a research collaboration with Biogen Idec to discover oral therapeutics, applying the Company's proprietary Tethering technology to generate small molecule leads to selected TNF family cytokines involved in immune and inflammatory disease and two additional un-named targets. Biogen Idec did not extend the research term of the agreement beyond June 18, 2005.

        During the initial phase of the collaboration, both companies contributed scientists and discovery resources to the collaboration at their own cost. Under an exclusive worldwide license to compounds resulting from these efforts, Biogen Idec has the right to develop, manufacture, and commercialize compounds discovered under the collaboration.

        Under the terms of the agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $3.0 million, which was recognized as revenue over the 30-month term of the agreement and the one-year option period. In addition, the Company started received quarterly maintenance fees of $0.4 million commencing April 1, 2004 and continuing until the end of the research phase. As such, the Company recognized the milestones received as revenue ratably over the remaining term of the agreement. As Biogen Idec did not extend the research term of the agreement beyond June 2005, the remaining deferred revenue of $0.8 million was recognized in the second quarter of 2005.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Strategic Collaborative Agreements (Continued)

        Concurrent with the signing of the agreement, Biogen Idec made a $6.0 million equity investment and purchased shares of the Company's Series C-1 preferred stock. Biogen Idec had loaned the Company up to $4.0 million which on September 30, 2005 was repaid in full with interest.

        In August 2004, the Company entered into the second research collaboration with Biogen Idec to discover and develop small molecules targeting kinases, a family of cell signaling enzymes that play a role in the progression of cancer. The Company applies its proprietary Tethering technology to generate novel small molecule leads that inhibit the oncology kinase targets that are covered by this collaboration. This collaboration is still in the research phase and involves active participation by the Company's personnel. This collaboration has a four-year research term, which, if not extended, expires in August 2008.

        One of the kinase targets in the collaboration is Raf, and the Company's Raf program was folded into the collaboration. Under the terms of the agreement, the Company received a $7.0 million upfront non-refundable and non-creditable technology access fee, which is being recognized as revenue over an initial four-year research term. In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec is obligated to pay to the Company an additional technology access fee specified in the agreement. In addition, the Company is obligated to receive quarterly research funding of $1.2 million, subject to inflation adjustments, to be paid in advance to support some of its scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration. In April 2006, the Company received a $0.5 million milestone payment from Biogen Idec for meeting certain preclinical milestone related to Raf program, and the Company recorded it as revenue.

        Concurrent with the signing of the agreement, Biogen Idec made a $14.0 million equity investment by purchasing shares of the Company's Series C-2 preferred stock.

  Merck & Co., Inc.

        In February 2003, the Company and Merck & Co., Inc. ("Merck"), entered into a research collaboration to identify and optimize inhibitors of beta-secretase ("BACE") which is believed to be important for the progression of Alzheimer's disease. This collaboration had an initial three-year research term and a one-year option period. The research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement ending February 2006. However, the Company retains the right to earn future milestone payments of up to $46.3 million for BACE and $38.0 million for all other indications, and royalties on annual net sales of any compound that results from the collaboration. In June 2006 and again in May 2007, the Company received milestone payments of $4.3 million and $1.0 million, respectively, from Merck for meeting certain preclinical milestones related to BACE.

        In July 2004, the Company and Merck entered into a multi-year research collaboration to discover novel oral drugs for the treatment of viral infections. The Company provided Merck with a series of small molecule compounds targeting viral infections. These compounds were derived from Tethering. Merck agreed to be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies. Merck is obligated to pay annual license fees for the Company's

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Strategic Collaborative Agreements (Continued)

consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections.

        Under the terms of the anti-viral agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which is being recognized as revenue over an initial three-year research term. The Company is also entitled to receive annual license fees aggregating $1.0 million. Through December 31, 2007, the Company has received $0.9 million in annual license fees. In addition the Company may receive payments based on the achievement of development milestones of up to $22.1 million. In addition, the Company is entitled to receive royalty payments based on net sales for any products resulting from the collaboration. Merck receives an exclusive worldwide license to any products resulting from the collaboration.

        In connection with the above collaboration agreements, the Company recognized the following revenues, which include the amortization of upfront fees received, research funding, and milestones earned:

	Year Ended December 31,
	2007	2006	2005
Biogen Idec—related party	$7,586,903	$7,317,700	$9,018,442
Merck	1,576,610	6,353,585	5,977,197
Johnson & Johnson PRD	—	—	1,417,557

	$9,163,513	$13,671,285	$16,413,196

5. Marketable Securities

        The following is a summary of available-for-sale securities:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$9,182,908	$—	$—	$9,182,908
Corporate debt obligations	6,355,814	1,081	(929)	6,355,966
Commercial paper	31,354,113	69,592	(483)	31,423,222

Total	46,892,835	70,673	(1,412)	46,962,096
Less amounts classified as cash equivalents	(11,004,282)	—	119	(11,004,163)

Total marketable securities	$35,888,553	$70,673	$(1,293)	$35,957,933

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Marketable Securities (Continued)

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,726,040	$—	$—	$5,726,040
Corporate debt obligations	4,056,014	110	(460)	4,055,664
Commercial paper	52,994,561	10,216	(31,242)	52,973,535

Total	62,776,615	10,326	(31,702)	62,755,239
Less amounts classified as cash equivalents	(5,726,040)	—	—	(5,726,040)

Total marketable securities	$57,050,575	$10,326	$(31,702)	$57,029,199

        There were no realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2007 and 2006.

        At December 31, 2007, the contractual maturities of marketable securities were as follows:

	December 31, 2007
	Amortized Cost	Fair Value
Due in one year or less	$35,888,553	$35,957,933
Due in more than one year	—	—

Total	$35,888,553	$35,957,933

6. Restructuring

        During August 2007, the Company implemented a revised operating plan to focus its efforts on generating definitive data from its lead programs while streamlining the Company's operations and extending its financial resources. The restructuring plan included an immediate reduction in the Company's workforce of approximately twenty-five percent, or 35 employees, to 108 employees. All employees were given severance payments, based on length of service at the Company, and career transition assistance. Also in the third quarter of 2007, the Company completed its consolidation of leased facilities, vacating one property and relocating employees to its main location. The Company is currently seeking a tenant to sublease the vacated property.

        As a result of the restructuring plan, in 2007 the Company recorded total restructuring charges of $1.6 million for employee severance and related benefit costs, including a non-cash portion related to stock-based compensation of approximately $0.1 million and facilities exit costs, of which $0.3 million was related to the impairment of leasehold improvements and $0.3 million on the lease obligation on the vacated property. The Company expects to record a further $0.3 million of restructuring charges in 2008, primarily related to facilities costs. The lease obligation charge is calculated using discounted cash flow based on an estimated timeframe in which the space can be subleased. Cash payments related to

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Restructuring (Continued)

employee severance were all made by December 31, 2007. The following table summarizes the accrual balances and utilization by cost type for the restructuring plan:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Restructuring liability at December 31, 2006	—	—	—

2007 charges	1,012,394	550,880	1,563,274
Cash payments	901,415	—	901,415
Non-cash activity	69,580	276,046	345,626

Restructuring liability at December 31, 2007	41,399	274,834	316,233

7. Property and Equipment

        Property and equipment are recorded at cost and consisted of the following at December 31:

	2007	2006
Computer equipment and software	$2,908,106	$3,208,357
Furniture and office equipment	976,266	762,421
Laboratory equipment	9,829,148	9,437,313
Leasehold improvements	5,784,333	5,387,595

	19,497,853	18,795,686
Less accumulated depreciation and amortization	(15,259,355)	(14,066,757)

Net property and equipment	$4,238,498	$4,728,929

        Depreciation expense for property and equipment was $1.7 million, $1.6 million and $1.7 million for years ended December 31 2007, 2006 and 2005, respectively. We recorded impairment charges of $0.3 million for the year ended December 31, 2007, (none in 2006 and 2005) in relation to vacating one property resulted from restructuring plan. See Note 6 for further information regarding the impairment.

        Equipment purchased under equipment financing agreements (see Note 9) is included in property and equipment. At December 31, 2007 and 2006, financed equipment had a cost basis of $4.3 million and $4.4 million, respectively, with accumulated depreciation of $2.4 million and $2.6 million, respectively.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accounts Payable and other Accrued Liabilities

        Accounts payable and other accrued liabilities at December 31 are as follows:

	2007	2006
Accounts payable	$1,462,717	$2,477,656
Accrued outside services	1,392,879	3,917
Accrued clinical expense	1,025,325	605,381
Accrued restructuring charges	316,233	—
Accrued professional services	296,482	309,168
Interest payable	16,637	—
Taxes payable	5,153	43,300

Total	$4,515,426	$3,439,422

9. Equipment Financing and Debt Facility

        In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation ("GECC"). Various credit lines have been issued under the financing agreement since 2000. The current $2.6 million credit line is available through March 28, 2008. The Company expects to enter into a new loan to cover our 2008 equipment financing needs prior to such time. As of December 31, 2007 and 2006, the Company had drawn $10.7 million and $9.2 million, respectively, to finance equipment purchases and leasehold improvements and had $1.1 million remaining credit line available at both December 31, 2007 and 2006. The outstanding facility debt balance at December 31, 2007 and 2006 were $2.3 million and $1.8 million, respectively, which had interest rates ranging from 7.53 percent to 10.61 percent per annum in 2007 and 7.4 percent to 10.61 percent per annum in 2006. The balance is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed. As of December 31, 2007 and 2006, the Company was in compliance with all covenants in the GECC agreement.

        In conjunction with a credit line of $2.5 million under the GECC agreement which has since expired, the Company issued warrants to the GECC to purchase shares of the Series C preferred stock, which converted into warrants to purchase 1,046 shares of common stock in connection with the Company's IPO. The fair value of the warrants issued was insignificant, as determined using the Black-Scholes model, and was accounted for as prepaid interest and expensed on a straight-line basis over the term of the agreement. The fair value was fully amortized as of December 31, 2006.

        In August 2005, the Company entered into a Venture Loan and Security Agreement with Oxford Finance Corporation and Horizon Technology Funding Company LLC, pursuant to which the Company was eligible to borrow up to $15.0 million. The Company did not borrow any monies under this loan facility and this agreement has expired. In conjunction with this transaction, the Company issued warrants to the lenders to purchase up to 164,830 shares of common stock at a price of $9.10 per share. These warrants are currently exercisable for 82,415 shares of common stock and none of the remaining shares covered by the warrants will vest or become exercisable. The fair value of the warrants issued was $0.5 million, as determined using the Black-Scholes model, and was fully expensed as of December 31, 2006.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Equipment Financing and Debt Facility (Continued)

        Aggregate future minimum payments under all debt arrangements at December 31, 2007 are as follows:

Year ending December 31,
2008	$1,139,328
2009	756,311
2010	491,450
2011	271,897

Total minimum payments	2,658,986
Less amount representing interest	(352,362)

Present value of minimum payments	2,306,624
Less current portion	(953,940)

Long-term portion	$1,352,684

10. Commitments and Contingencies

        In May 2000, the Company entered into a noncancellable operating lease for its facilities in South San Francisco, California, which expires in June 2013, subject to the Company's option to extend the lease through June 2018.

        In December 2006, the Company entered into a noncancellable operating lease for additional office space of approximately 15,000 square feet in a building near to its main office in South San Francisco, California. This lease expires in April 2013. We are in the process of seeking a tenant to sublease this space.

        Following is a schedule of the Company's noncancellable lease commitments:

Year ended December 31,
2008	$3,250,122
2009	3,345,826
2010	3,444,125
2011	3,545,096
2012	3,648,819
2013 and thereafter	1,781,489

$19,015,477

        The operating lease agreements provide for increasing monthly rent payment over the lease term. The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $3.1 million for the year ended December 31, 2007 and $2.8 million for each of the years ended December 31, 2006 and 2005. The deferred rent balance of $1.6 million and $1.5 million at December 31, 2007 and 2006, respectively, represents the difference between actual rent payments and the straight-line expense.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Contingencies

        From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company's results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of the defense costs, diversion of management resources and other factors. From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business.

        The Company is not currently involved in any material legal proceedings.

11. Stockholders' Equity

  Initial Public Offering

        On September 30, 2005, the Company completed the IPO of 6,000,000 shares of its common stock at a public offering price of $7.00 per share. On November 1, 2005, the Company sold an additional 51,126 shares of common stock in connection with the partial exercise of the underwriters' over-allotment option. Net cash proceeds from the IPO were approximately $37.2 million (including proceeds from the partial exercise of the over-allotment option) after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the IPO, all of the Company's shares of convertible preferred stock outstanding at the time of the IPO were automatically converted into 14,027,236 shares of common stock. Concurrent with the conversion of the preferred stock to common stock, the Company recorded a non-cash deemed dividend of $88.1 million. This non-cash dividend resulted from the redistribution of pre-IPO ownership which occurred in conjunction with the Company's IPO in accordance with an ownership adjustment mechanism approved by the Company's stockholders. The redistribution of ownership is accounted for as a deemed dividend and the price used for calculating the dividend was the estimated fair market value of the Company per share in December 2004 when the ownership adjustment agreement was reached between the Company's stockholders.

        In December 2004, the Board of Directors and stockholders of the Company approved an amendment to the Company's amended and restated certificate of incorporation to be effective upon the completion of the Company's IPO (the "Post- IPO Certificate"). Under the terms of the Post-IPO Certificate, the total number of shares that the Company is authorized to issue is 105,000,000 shares, with 100,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock. The Post-IPO Certificate became effective on September 30, 2005.

  Private Placement

        In March 2006, the Company entered into a common stock and warrant purchase agreement pursuant to which it sold to certain investors, for an aggregate purchase price of approximately $45.3 million, 7,246,377 shares of its common stock and warrants to purchase up to 2,173,914 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants was $6.21 per share. Investors in the financing paid in additional purchase price equal to $0.125 for each share of common stock underlying the warrants. The Company received net proceeds of approximately $43.7 million in this offering.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

  Public Offering

        In May, 2007, the Company completed a public offering of 4,750,000 shares of its common stock at a public offering price of $4.43 per share. Net cash proceeds from this offering were approximately $19.5 million after deducting issuance costs of $1.5 million.

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

  Preferred Stock

        The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payment and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of December 31, 2007 or December 31, 2006.

  Stock Option Plans

        The Company generally grants options (i) to new employees which become exercisable 25 percent on the first anniversary of the vesting commencement date and then 1/48th for each month thereafter, and (ii) to existing employees which become exercisable 1/48th each month following the date of grant over a period of four years.

        1998 Stock Plan and 2001 Stock Plan

        The Company's 1998 Stock Plan (the "1998 Plan") was adopted by the Board of Directors in February 1998 and provided for the issuance of common stock, purchase rights, and granting of options to employees, officers, directors, and consultants of the Company. In October 2001, the Company's Board of Directors adopted the 2001 Stock Plan ("2001 Plan") under which shares were allocated for grant as either incentive stock options or non statutory stock option grants directly from available shares authorized and reserved for issuance under the 1998 Plan. The terms of the 1999 Plan and 2001 Plan are substantially consistent with one and another.

        In conjunction with the Company's IPO, the Board of Directors elected not to grant any additional options under either of these stock plans in the future. The Company has options outstanding pursuant to its 1998 Plan and its 2001 Plan.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        2005 Equity Incentive Award Plan

        In February 2005, the Board of Directors adopted and, in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (as amended, the "2005 Plan"). The 2005 Plan is intended to serve as the successor equity incentive program to the 1998 Plan and 2001 Plan. The Company initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus any options granted under the Company's 1998 Plan or 2001 Plan that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of December 31, 2007, options to purchase 3,747,523 shares of the Company's common stock have been have been granted under the 2005 Plan and no shares of common stock have been issued under the 2005 Plan.

        Beginning in 2006, the number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day each year by an amount equal to the lesser of: (i) 4 percent of the Company's outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) an amount determined by the Board of Directors. On January 1, 2007, the 2005 Plan was increased by 1,082,352 shares according to this provision based on Board approval. As of December 31, 2007, the total shares available for future grants under the 2005 Plan were 512,509. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock per calendar year pursuant to the 2005 Plan.

        2006 Employment Commencement Incentive Plan

        In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (as amended, "2006 Plan"), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan is not subject to the approval of the Company's stockholders. Effective January 1, 2007, the Company's Board of Directors increased the 2006 Plan by an additional 200,000 shares such that the aggregate number of shares of common stock reserved for issuance under the 2006 Plan is 400,000 shares. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of December 31, 2007, 413,000 options have been granted under the 2006 Plan which exceeds the 400,000 shares reserved under the Plan due to approximately 33,000 options being cancelled and available for reissuing. There have been no exercises, nor have there been any shares issued under this plan.

  Employee Stock Purchase Plan

        In February 2005, the Board of Directors adopted and, in September 2005, the stockholders approved, the 2005 Employee Stock Purchase Plan ("ESPP"). The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company's common stock at 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

date. As of December 31, 2007, and 2006, 102,904 and 145,632, respectively, have been issued under the ESPP.

        The number of shares of common stock reserved under the ESPP will automatically increase on the first trading day each year, beginning in 2006, by an amount equal to the lesser of: (i) 0.5 percent of the Company's outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2007, the ESPP was increased by 135,294 shares according to this provision and based on Board approval. At December 31, 2007, the total shares reserved for future issuance under the ESPP was 197,255. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 of shares of common stock per calendar year pursuant to awards under the ESPP. No one may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the year ended December 31, 2007 was approximately $0.2 million.

  Warrants

        The Company has outstanding warrants to purchase common stock at December 31, 2007:

	Shares	Exercise Price	Expiration
	8,863	$5.50	September 2008
	23,529	4.25	April 2008
	20,800	8.94	December 2009
	41,176	17.00	May 2010
	256,740	9.10	July 2010
	1,046	9.10	September 2015
	164,830	9.10	August 2015
	1,582	9.10	June 2013
	757	9.10	June 2014
	2,173,914	6.21	March 2013

Total	2,693,237

  Reserved Shares

        As of December 31, 2007, we had reserved shares of common stock for future issuance as follows:

	Shares Available for Future Grant	Shares Outstanding	Total Shares Reserved
Warrants	—	2,693,237	2,693,237
Stock option plans	532,843	5,099,847	5,632,690
Employee stock purchase plan	197,255	—	197,255

Total	730,098	7,793,084	8,523,182

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

12. Stock-Based Compensation

  Stock-Based Compensation

        The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2007, 2006, and 2005 were $1.76, $3.43, and $4.05, respectively, using the Black-Scholes Model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
	Stock Option Plans
Risk-free interest rate	3.41%-4.92%	4.35%-5.07%	3.58%-4.40%
Dividend yield	0%	0%	0%
Volatility	68.50%	80.00%	80.00%
Annual forfeiture rate	7.20%	5.52%	0%
Expected term (years)	5	5	5

        The Company recorded $1.3 million and $0.1 million, respectively, of stock-based compensation expense during the year ended December 31, 2007 related to stock-based awards granted during 2006 and 2005, respectively.

        The weighted average estimated fair value of purchase rights under our ESPP for the year ended December 31, 2007 was $1.65 per share using the Black-Scholes Model with the following assumptions:

	Year Ended December 31,
	2007	2006
	Employee Stock Purchase Plan
Volatility	68.50%	80.00%
Risk-free interest rate	3.15%-5.06%	3.90%-5.06%
Dividend yield	0%	0%
Expected term (years)	0.50 - 1.00	0.50 - 1.00

        The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its mature peer group in the same industry. The expected term of the employees' purchase rights is equal to the purchase period. The assumption for volatility has not changed due to the adoption of FAS 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options and employees' purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The post-vesting forfeiture rate is derived from the Company's historical option cancellation information.

        As a result of adopting FAS 123R on January 1, 2006, the Company's net loss for the years ended December 31, 2007 and 2006 were, respectively $2.4 million and $1.9 million larger than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per common share for the year ended December 31, 2007 is $1.20 and $0.08 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        A summary of stock option transactions for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,680,157	$2.55
Options granted	1,389,132	$5.53
Options exercised	(40,666)	$2.59
Awards exercised	(2,667)	$—
Options canceled/forfeited/expired	(31,255)	$3.11

Outstanding at December 31, 2005	2,994,701	$3.92
Options granted	1,227,700	$5.11
Options exercised	(126,594)	$2.51
Options canceled/forfeited/expired	(153,372)	$4.86

Outstanding at December 31, 2006	3,942,435	$4.30
Options granted	1,636,750	$3.04
Options exercised	(68,813)	$2.34
Options canceled/forfeited/expired	(410,525)	$4.78

Outstanding at December 31, 2007	5,099,847	$3.83	7.81	$19,865

Exercisable at December 31, 2007	2,512,206	$3.85	6.48	$19,865

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised is $0.1 million and $0.4 million, respectively, for the years ended December 31, 2007 and 2006.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.43 to $2.31	127,711	8.78	$2.03	16,711	$0.80
$2.55	1,291,701	4.88	$2.55	1,271,968	$2.55
$2.59	1,127,632	9.70	$2.59	70,707	$2.59
$2.62 to $4.74	487,445	9.08	$4.07	115,009	$4.06
$4.85	641,992	8.75	$4.85	208,471	$4.85
$4.93 to $5.16	110,829	8.59	$5.03	42,403	$5.04
$5.25	1,040,381	7.90	$5.25	595,209	$5.25
$5.5 to $6.40	178,866	8.51	$6.07	116,990	$6.08
$7.15	22,400	8.25	$7.15	9,800	$7.15
$9.56	70,890	7.44	$9.56	64,938	$9.56

$0.43 to $9.56	5,099,847	7.81	$3.83	2,512,206	$3.85

        The Company's determination of the fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly subjective variables. The estimated fair value of shares vested during 2007 was $2.5 million, and was $2.0 million for 2006. At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $6.4 million and the cost is expected to be recognized over the respective vesting terms of each award through 2010. The weighted average term of the unrecognized stock-based compensation expense is 3.49 years. As the Company believes it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in 2007.

  Stock-Based Compensation for Options Granted Prior to the IPO

        Prior to the Company's IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock-based compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock-based compensation is being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock-based compensation of $0.7 million in each year of 2007 and 2006 under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $0.3 million was reversed as of January 1, 2006 due to the adoption of FAS 123R.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        As of December 31, 2007, the expected future amortization expense for deferred stock-based compensation is $0.3 million and is expected to be fully amortized in 2008.

  Total Stock-based Compensation Expense

        Employee stock-based compensation expense recognized in 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to all of the Company's stock-based awards, including stock options granted prior to the Company's IPO which continue to be accounted for under APB 25, is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Research and development	$1,322,656	$1,245,345
General and administrative	1,863,999	1,524,521

Stock-based compensation expense	$3,186,655	$2,769,866

  Pro Forma Information under SFAS 123 for Periods Prior to 2006

        Prior to January 1, 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended. The following table illustrates the effect on net loss and loss per common share for the year ended December 31, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under the Company's equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options' vesting periods. If the Company had recognized the expense of equity programs in the statement of operations, additional paid-in capital would have increased by a corresponding amount. For stock options accounted for under the prospective transition method consisting of those options granted prior to the initial filing of the Company's Form S-1, no pro forma disclosures have been provided.

2005
Net loss applicable to common stockholders, as reported	$(115,591,259)
Add: employee stock-based compensation based on the intrinsic value method	1,067,110
Deduct: total employee stock-based compensation expense determined under the fair value method for all awards	(1,410,646)

Pro forma loss applicable to common stockholders	$(115,934,795)

Net loss per share applicable to common stockholders:
Basic and diluted, as reported	$(17.41)

Basic and diluted, pro forma	$(17.47)

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

        As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $165.9 million. The Company also had federal research and development tax credit carryforwards of approximately $4.3 million. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. As of December 31, 2007, the Company had a state net operating loss carryforward of approximately $79.0 million, which expires beginning in 2008. The Company also had state research and development tax credit carryforwards of approximately $4.4 million which do not expire.

        Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an "ownership change," which may occur, for example, as a result of the Company's IPO and other sales of the Company's stock, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        As of December 31, 2007 and 2006, the Company had deferred tax assets of approximately $80.7 million and $61.7 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $16.2 million and $12.4 million during the years ended December 31, 2007, and 2006, respectively.

        The income tax provision differs from the amount computed by applying the statutory income tax rate of 34 percent to pretax loss as follows:

	Year Ended December 31,
	2007	2006	2005
At statutory rate	$(13,178,440)	$(10,620,396)	$(9,349,372)
Current year net operating losses and temporary differences for which no tax benefit is recognized	12,415,146	9,871,419	8,725,909
Other permanent differences	763,294	748,977	623,463

	$—	$—	$—

        Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$61,149,000	$47,259,000
Deferred revenue	457,000	1,328,000
Capitalized research costs	8,368,000	7,535,000
Property and equipment	1,391,000	1,268,000
Accrued liabilities	1,763,000	1,097,000
Federal and state research credit carryforwards	7,567,000	6,047,000

Gross deferred tax assets	80,695,000	64,534,000
Valuation allowance	(80,695,000)	(64,534,000)

Net deferred tax assets	$—	$—

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 addresses recognition and measurement on uncertain tax positions that the Company has taken or expects to take on tax returns using a more-likely-than-not threshold. It also revises disclosure requirements.

        In January 1, 2007, the Company adopted the provisions of FIN 48. As of December 31, 2007, the Company recognized no material adjustment in tax payable and unrecognized tax benefits. The Company has net operating losses and has not been subject to income tax since inception. In addition, the Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss ("NOL") carryforwards, research credits and capitalized research and development. The Company's net deferred tax assets have been fully offset by valuation allowance due to the Company's history of losses.

        The Company files tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, the Company has not been audited by the Internal Revenue Service or any state income tax jurisdiction.

14. Guarantees and Indemnification

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

        As permitted under Delaware law and in accordance with the Company's Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The indemnification agreements with the Company's officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Guarantees and Indemnification (Continued)

effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company's officer and director insurance policy reduces the Company's exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2007.

15. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2006	June 30, 2006	Sep. 30, 2006	Dec. 31, 2006
Revenue	$2,516,266	$3,270,265	$1,830,274	$2,046,708	$3,097,465	$6,707,653	$1,949,091	$1,954,977
Net loss	$(9,369,037)	$(9,771,583)	$(10,842,325)	$(8,777,975)	$(8,977,710)	$(4,495,906)	$(8,733,643)	$(9,030,002)
Basic and diluted loss per share applicable to common stockholders	$(0.32)	$(0.31)	$(0.32)	$(0.26)	$(0.39)	$(0.15)	$(0.30)	$(0.31)
Shares used in computing basic and diluted net loss per share applicable to common stockholders	29,457,247	31,175,933	34,315,961	34,336,345	22,968,484	29,256,267	29,333,909	29,386,886

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2007, our internal control over financial reporting was effective.

  Attestation Report of the Registered Public Accounting Firm

        Ernst & Young LLP, our independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included below.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Limitations on the Effectiveness of Controls

        Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, Company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

        We have audited Sunesis Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunesis Pharmaceutical, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Sunesis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 2007 of Sunesis Pharmaceuticals, Inc. and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 10, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in June 2008 (the "Proxy Statement") not later than 120 days after the year ended December 31, 2007 covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

        Reference is made to the information regarding directors which shall appear under the heading "Proposal 1—Election of Nominees to the Board of Directors" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

        Reference is made to the information regarding executive officers which shall appear under the heading "Certain Information With Respect to Executive Officers" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

        Reference is made to the information regarding directors which shall appear under the headings "Report of the Audit Committee of the Board of Directors" and "Information about the Board of Directors and Corporate Governance" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

        Reference is made to the information regarding directors which shall appear under the heading "Information about the Board of Directors and Corporate Governance" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

        Reference is made to the information which shall appear under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

        We have adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees. A copy of our Code of Business Conduct and Ethics can be found on our website, www.sunesis.com, in the section titled "Investors and Media" under the subsection titled "Corporate Governance." Information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

        All additional information required by this Item 10 will be set forth in our 2008 Proxy Statement and is incorporated in this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Reference is made to the information which shall appear under the headings "Executive Compensation and Related Information," "Director Compensation," "Compensation Committee Report," and "Compensation Committee Interlinks and Inside Participation" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Sunesis Securities

        Reference is made to the information which shall appear under the heading "Security Ownership of Certain Beneficial Owners and Management" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

        Securities Authorized For Issuance Under Equity Compensation Plans as of December 31, 2007:

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	4,720,181	(2)	$3.40	709,764	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	379,666		$4.11	20,334

Total	5,099,847		$3.83	730,098

(1)
Includes our 1998 Stock Plan ("1998 Plan"), 2001 Stock Plan ("2001 Plan"), 2005 Equity Incentive Award Plan ("2005 Plan"), and Employee Stock Purchase Plan ("ESPP").

(2)
Includes (i) 1,220,913 shares of common stock issuable upon the exercise of options granted under our 1998 Plan, all of which were exercisable as of December 31, 2007, (ii) 205,507 shares of common stock issuable upon the exercise of options granted under our 2001 Plan, all of which were exercisable as of December 31, 2007, and (iii) 3,293,761 shares of common stock issuable upon the exercise of options granted under our 2005 Plan, 1,085,668 of which were exercisable as of December 31, 2007. Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. Participation is limited to 20 percent of an employee's eligible compensation, subject to limitations under the Internal Revenue Code.

(3)
Includes (i) 512,509 shares of common stock available for issuance under our 2005 Plan and (ii) 197,255 shares of common stock available for issuance under our ESPP. 310,497 shares of our common stock were initially reserved for issuance under our ESPP. The number of shares of common stock reserved under our ESPP will automatically increase on the first trading day each year by an amount equal to the least of: (i) 0.5 percent of our outstanding shares of common stock outstanding on such date, (ii) 135,294 shares or (iii) a lesser amount determined by our Board of Directors. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares.

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

        The additional information required by this Item 12 concerning our equity compensation plans is discussed in Note 12 in the notes to consolidated financial statements contained in Part II Item 8 of this report and is incorporated herein by reference.

        The other information required by this item 12 will be set forth in the 2008 Proxy Statement and is incorporated in this report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Reference is made to the information which shall appear under the headings "Certain Relationships and Related Party Transactions" and "Information about the Board of Directors and Corporate Governance" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reference is made to the information which shall appear under the heading "Independent Registered Accounting Firm" in our 2008 Proxy Statement, which information is hereby incorporated by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  Exhibits and Financial Statement Schedules:

  (1)
  Financial Statements

      See the "Index to Financial Statements" in Part II Item 8 of this report.

    (2)
    Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

    (3)
    Exhibits

      A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

  (b)
  Exhibits:

    See Item 15(a)(3) above.

  (c)
  Financial Schedules:

    See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008

SUNESIS PHARMACEUTICALS, INC.
By:	/s/ ERIC H. BJERKHOLT Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel N. Swisher, Jr. and Eric H. Bjerkholt, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ JAMES W. YOUNG, PH.D. James W. Young, Ph.D.	Executive Chairman of the Board	March 17, 2008
/s/ DANIEL N. SWISHER, JR. Daniel N. Swisher, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Senior Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008
/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 17, 2008
/s/ STEPHEN P.A. FODOR, PH.D. Stephen P.A. Fodor, Ph.D.	Director	March 17, 2008
/s/ MATTHEW K. FUST Matthew K. Fust	Director	March 17, 2008
/s/ STEVEN D. GOLDBY Steven D. Goldby	Director	March 17, 2008

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 17, 2008
/s/ HOMER L. PEARCE Homer L. Pearce	Director	March 17, 2008
/s/ DAVID C. STUMP, M.D. David C. Stump, M.D.	Director	March 17, 2008
/s/ JAMES A. WELLS, PH.D. James A. Wells, Ph.D.	Director	March 17, 2008

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (Delaware (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K/A filed on May 23, 2007).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 11, 2007).
4.1		Specimen Common Stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.1	*	1998 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.2	*	2001 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.3	*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2007).
10.4	*	Employee Stock Purchase Plan and Enrollment Form (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2006).
10.5	*	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.6	*	Executive Severance Benefits Agreement, dated August 4, 2005, by and between the Registrant and Daniel N. Swisher, Jr. (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.8	*	Executive Severance Benefits Agreement, dated August 5, 2005, by and between the Registrant and James W. Young, Ph.D. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.9	*	Executive Severance Benefits Agreement, dated August 8, 2005, by and between the Registrant and Daniel C. Adelman, M.D. (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.10	*	Executive Severance Benefits Agreement, dated August 12, 2005, by and between the Registrant and Eric H. Bjerkholt (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.12	*	Amended and Restated Consulting Agreement, dated August 8, 2005, by and between the Registrant and James A. Wells (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.14		Eighth Amended and Restated Investor Rights Agreement, dated August 30, 2004, by and among the Registrant and certain stockholders and warrant holders (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.15	*	Warrant, dated April 9, 1998, issued to James A. Wells (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.16		Warrant, dated December 1, 1999, issued to Three Crowns Capital (Bermuda) Limited (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.17		Warrant, dated July 7, 2000, issued to Broadview Ltd. Limited and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.18		Warrant, dated June 11, 2003, issued to General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.19		Warrant, dated June 21, 2004, issued to General Electric Capital Corporation and Amendment No. 1 thereto, dated December 16, 2004 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).
10.20		Lease, dated May 12, 2000, by and between the Registrant and ARE-Technology Centers SSF, LLC, for office space located at 341 Oyster Point Boulevard, South San Francisco, California (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.21		First Amendment to Lease Agreement, dated December 20, 2000, by and between the Registrant and ARE-Technology Centers SSF, LLC for office space located at 341 Oyster Point Boulevard, South San Francisco, California (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).
10.22		Master Security Agreement, dated June 15, 2000 and amendments thereto, by and between the Registrant and General Electric Capital Corporation, Negative Pledge Agreement, dated May 17, 2002, and Form of Promissory Note (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).
10.23		Loan Term Sheet, dated July 8, 2005, by and between the Registrant and General Electric Capital Corporation (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.24	†	Collaboration Agreement, dated December 18, 2002, by and between the Registrant and Biogen Idec MA Inc. (successor to Biogen Inc.) (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.25	†	Amendment No. 1 to Collaboration Agreement, dated June 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.26	†	Amendment No. 2 to Collaboration Agreement, dated September 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.27	†	Collaboration Agreement, dated August 25, 2004, between the Registrant and Biogen Idec, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.28	†	Collaboration Agreement, dated May 3, 2002, by and between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.29	†	Amendment to Collaboration Agreement, dated December 15, 2002, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.30	†	Notice of Extension and Second Amendment to Collaboration Agreement, dated December 15, 2003, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.31	†	Third Amendment to Collaboration Agreement, dated December 22, 2004, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).
10.32	†	License and Collaboration Agreement, dated February 12, 2003, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.33	†	License and Research Collaboration Agreement, dated July 22, 2004, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).
10.34	†	License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.) (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).
10.35	†	License Agreement, dated as of April 27, 2005, between the Registrant and Bristol-Meyers Squibb Company (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.36		Stock Purchase Agreement, dated as of April 27, 2005, between the Registrant and Bristol-Meyers Squibb Company (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).
10.37		Amendment to Eighth Amended and Restated Investor Rights Agreement, dated as of April 27, 2005, among the Registrant and investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).
10.39		Amendment to Eighth Amended and Restated Investor Rights Agreement, dated as of August 25, 2005, among the Registrant and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.40		Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.41		Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.42		Warrant, dated August 25, 2005, issued to Oxford Finance Corporation (incorporated by reference to Exhibit 10.42 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).
10.43		Amended and Restated 2006 Employment Commencement Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant's Current Report on Form 8-K filed on December 11, 2007).
10.44		Common Stock and Warrant Purchase Agreement, dated as of March 17, 2006, among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.44 to the Registrant's Current Report on Form 8-K filed on March 22, 2006).
10.45		Registration Rights Agreement, dated as of March 17, 2006, among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.45 to the Registrant's Current Report on Form 8-K filed on March 22, 2006).
10.46		Form of Warrant (incorporated by reference to Exhibit 10.46 to the Registrant's Current Report on Form 8-K filed on March 22, 2006).
10.47	†	Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California.
10.48	*	Amendment, dated December 21, 2005, to the Amended and Restated Consulting Agreement, dated August 8, 2005, by and between the Registrant and James A. Wells, Ph. D. (incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2007).
10.49	*	Consulting Agreement, dated August 17, 2006, by and between the Registrant and Homer L. Pearce, Ph. D. (incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2007).
10.50	*	Consulting Agreement, dated September 2, 2006, by and between the Registrant and David C. Stump, M. D. (incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2007).
10.51	*	Executive Severance Benefits Agreement by and between the Company and Valerie L. Pierce, dated May 14, 2007 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 15, 2007).
10.52	*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.52 to the Registrant's Current Report on Form 8-K filed on September 19, 2007).
10.53		Code of Business Conduct & Ethics, as amended (incorporated by reference to Exhibit 10.53 to the Registrant's Current Report on Form 8-K filed on December 11, 2007).
10.54	*	Executive Severance Benefits Agreement, dated August 4, 2005, by and between the Registrant and Robert McDowell, Ph.D.
10.55	*	Sunesis Pharmaceuticals, Inc. 2008 Bonus Program (incorporated by reference to Exhibit 10.55 to the Registrant's Current Report on Form 8-K filed on March 11, 2008).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1#	Certification of Chief Executive Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2#	Certification of Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

*
Management contract, compensating plan or arrangement.

†
Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

QuickLinks

SUNESIS PHARMACEUTICALS, INC.
PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN* Among Sunesis Pharmaceuticals, Inc. The NASDAQ Composite Index And The NASDAQ Biotechnology Index
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
SUNESIS PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS
SUNESIS PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SUNESIS PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SUNESIS PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX