Form 10-Q
period 2008-03-31
SUNESIS PHARMACEUTICALS INC
filed 2008-05-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

The registrant had 34,364,906 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2008.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,235,762	$11,726,126
Marketable securities	30,581,908	35,957,933
Prepaids and other current assets	1,463,390	945,583
Total current assets	38,281,060	48,629,642

Property and equipment, net	3,971,051	4,238,498
Deposits and other assets	377,798	377,798
Total assets	$42,629,909	$53,245,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,475,117	$4,515,426
Accrued compensation	1,405,065	2,225,868
Current portion of deferred revenue	752,032	1,227,031
Current portion of equipment financing	885,286	953,940
Total current liabilities	7,517,500	8,922,265

Non-current portion of equipment financing	1,164,819	1,352,684
Deferred rent liabilities	1,472,418	1,576,734
Total liabilities	10,154,737	11,851,683
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,364,896 shares issued and outstanding at March 31, 2008 and at December 31, 2007	3,437	3,437
Additional paid-in capital	321,116,162	320,579,240
Deferred stock-based compensation	(134,619)	(251,601)
Accumulated other comprehensive income	121,180	69,262
Accumulated deficit	(288,630,988)	(279,006,083)
Total stockholders’ equity	32,475,172	41,394,255

Total liabilities and stockholders’ equity	$42,629,909	$53,245,938

(1)	The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the year ended December 31, 2007.

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(Unaudited)
Revenue:
Collaboration revenue	$537,500	$229,167
Collaboration revenue from related party	1,765,683	2,037,099
License revenue	—	250,000
Total revenues	2,303,183	2,516,266

Operating expenses:
Research and development	8,742,895	9,307,478
General and administrative	3,266,129	3,296,147
Restructuring charges	320,774	—
Total operating expenses	12,329,798	12,603,625

Loss from operations	(10,026,615)	(10,087,359)

Interest income	460,412	769,626
Interest expense	(59,373)	(52,043)
Other income, net	671	739
Net loss	$(9,624,905)	$(9,369,037)

Basic and diluted loss per share	$(0.28)	$(0.32)

Shares used in computing basic and diluted loss per share	34,364,896	29,457,247

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,624,905)	$(9,369,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436,549	427,892
Stock-based compensation expense	653,904	848,203
Non-cash restructuring charges	11,561	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(517,807)	(385,497)
Accounts payable and other accrued liabilities	(40,311)	309,314
Accrued compensation	(820,803)	(714,488)
Deferred rent liabilities	(104,316)	13,911
Deferred revenue	(474,999)	(666,666)
Net cash used in operating activities	(10,481,127)	(9,536,368)

Cash flows from investing activities
Purchases of property and equipment	(180,663)	(523,514)
Purchases of marketable securities	(14,320,299)	(17,017,531)
Proceeds from maturities of marketable securities	19,748,244	31,937,077
Net cash provided by investing activities	5,247,282	14,396,032

Cash flows from financing activities
Proceeds from borrowings under equipment financing	—	252,533
Payments on equipment financing	(256,519)	(254,282)
Proceeds from issuance of common stock and exercise of options, net of repurchases	—	72,472
Net cash (used in) provided by financing activities	(256,519)	70,723

Net (decrease) increase in cash and cash equivalents	(5,490,364)	4,930,387
Cash and cash equivalents at beginning of period	11,726,126	6,075,449
Cash and cash equivalents at end of period	$6,235,762	$11,005,836

Supplemental disclosure of cash flow information
Interest paid	$58,870	$52,043
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$(11,238)	$(2,533)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

1.   Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998 and its facilities are headquartered at 341 Oyster Point Boulevard, South San Francisco, California 94080. Sunesis is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel small molecule therapeutics for oncology and other serious diseases. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital. In January 2007, the Company formed a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Sunesis, Tethering and the Company’s logo are registered trademarks of the Company.  All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Need to Raise Additional Capital

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. At March 31, 2008, the Company had an accumulated deficit of $288.6 million. Management believes that currently available cash, cash equivalents and marketable securities, together with amounts available to be borrowed under existing financing agreements (see Note 5), and revenue generated from our current collaboration with Biogen Idec, Inc. (“Biogen Idec”) will provide sufficient funds to enable the Company to meet its obligations through approximately the middle of 2009. Management plans to continue to finance the Company’s operations with a combination of equity issuances, debt arrangements, and revenues from collaborations with pharmaceutical companies, technology licenses, and, in the long term, product sales and royalties. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself.

Principles of Consolidation

The Company’s consolidated financial statements include a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Clinical Trial Accounting

The Company records accruals for estimated clinical trial costs, comprising payments for work performed by contract research organizations and participating clinical trial sites. These costs may be a significant component of future research and development expense. The Company accrues costs for clinical trials performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up clinical trial sites for participation in trials are expensed immediately. Costs related to patient enrollment are accrued as patients are entered in the trial, reduced by an initial payment made to the hospital when the first patient is enrolled. These cost estimates may or may not match the actual costs incurred for services performed by the organizations as determined by patient enrollment levels and related activities. If the Company has incomplete or inaccurate information, it may underestimate costs associated with various trials at a given point in time. Although the Company’s experience in estimating these costs is limited, the difference between accrued expenses based on its estimates and actual expenses have not been material to date.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet at December 31, 2007 was derived from the audited financial statements at that date. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other interim period.

These unaudited consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Loss Per Share

Basic loss per share is calculated by dividing the loss by the weighted-average number of common shares outstanding for the period, less the weighted average unvested common shares subject to repurchase. Diluted loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding, less the weighted average unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, options to purchase common stock, and warrants to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted loss per common share when their effect is dilutive.

	Three months ended March 31,
	2008	2007
Outstanding securities not included in diluted loss per share calculations:
Options to purchase common stock	5,002,098	3,965,988
Warrants to purchase common stock	2,693,237	2,693,237
Total	7,695,335	6,659,225

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains on marketable securities. Comprehensive loss is as follows:

	Three months ended March 31,
	2008	2007
Net loss	$(9,624,905)	$(9,369,037)
Change in unrealized gain on marketable securities	51,918	7,504
Comprehensive loss	$(9,572,987)	$(9,361,533)

Accumulated other comprehensive income consists of the following:

	March 31, 2008	December 31, 2007
Unrealized gain on marketable securities	$121,180	$69,262

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option for financial assets and liabilities for transactions occurring in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  The Company adopted EITF 07-3 in the first quarter of 2008.  The adoption of EITF 07-3 did not have a material effect on the company’s financial position or results of operations.

In December 2007, the EITF reached a consensus on EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-1 in the first quarter of 2009 and currently does not believe the adoption of EITF 07-1 will have a material impact on its financial position or results of operations.

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

Under the terms of this agreement, the Company may in the future be required to make a series of milestone payments of up to $29.0 million in cash and equity to BMS based on the successful development and approval for the first indication and formulation of SNS-032. In addition, the Company may be required to make a series of development and commercialization milestone payments totaling up to $49.0 million in cash and equity to BMS, as well as royalty payments based on any future product net sales. The Company may, at its election, pay some of the initial milestone payments in equity or a mixture of cash and equity, rather than entirely in cash.  In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and any future cyclin-dependent kinase (“CDK”) inhibitors derived from the related intellectual property.

Out-Licenses

The University of California, San Francisco

In August 2005, and as amended in April 2006, the Company entered into research and license agreements with the University of California, San Francisco (“UCSF”) that allow UCSF a limited license to use Tethering, the Company’s proprietary fragment-based drug discovery approach, for academic purposes. UCSF intends to leverage Tethering to identify novel, small molecule drug candidates. In return, the Company received an exclusive royalty-free license to any improvements to Tethering or fragment libraries that emerge from UCSF’s research. In the event that any small molecules are discovered using Tethering, the Company will have a right of first negotiation to in-license the compounds. UCSF is precluded from utilizing the technology for commercial purposes and from conducting research in the kinase field or any other drug target on which the Company is currently interested. The research at UCSF is being conducted by Dr. James Wells. Dr. Wells was a founder of the Company and is a member of the Company’s Board of Directors.

SARcode Corporation

In March 2006, the Company entered into a license agreement with SARcode Corporation (“SARcode”), a privately-held biopharmaceutical company, that provides SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1 (“LFA-1”)  patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. The Company had discontinued its LFA-1 antagonist program, which is outside of its strategic focus.

Pursuant to the license agreement, in 2007 the Company received a $0.5 million license fee, which the Company recorded as revenue, and two notes convertible into preferred stock of SARcode, one in the amount of $0.3 million and the other in the amount of $0.4 million. The Company did not record these two notes receivable from SARcode, which are due in 2012, as revenue due to uncertainty of collectibility. In addition to the $0.5 million of cash and the convertible notes already received, the Company may receive up to $0.4 million in convertible notes, $31.3 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

3.    Strategic Collaborations

Johnson & Johnson Pharmaceutical Research & Development, L.L.C.

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

The research funding portion of the agreement expired on December 31, 2005. Costs associated with research and development activities attributable to this agreement approximated the research funding recognized. The Company may in the future receive research and development milestones of up to $24.5 million as well as royalty payments from J&J PRD based on future product sales.  In February 2008, the Company received a milestone payment from J&J PRD upon its selection of a development candidate from the collaboration.

Biogen Idec, Inc. - Related Party

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

Under the terms of the collaboration agreement, the Company received a $7.0 million upfront non-refundable and non-creditable technology access fee, which is being recognized as revenue over an initial four-year research term. In the event that Biogen Idec decides to exercise its option to extend the initial four-year research term for one additional year, Biogen Idec is required to pay to the Company an additional technology access fee as specified in the agreement. In addition, the Company receives quarterly research funding of $1.2 million from Biogen Idec, subject to inflation adjustments, which is paid in advance to support some of the Company’s scientific personnel, and the Company may in the future receive pre-commercialization milestone payments of up to $60.5 million and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two targets that may emerge from this collaboration.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”) entered into a research collaboration to identify and optimize inhibitors of beta-secretase (“BACE”), which is believed to be important in the progression of Alzheimer’s disease. This collaboration had an initial three-year research term and a one-year option period. The research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement ending February 2006. However, the Company retains the right to earn future milestone payments of up to $84.3 million, as well as royalty payments depending on product sales.

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

Under the terms of the anti-viral agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which was being recognized as revenue over an initial three-year research term. The Company is also entitled to receive annual license fees aggregating approximately $1.0 million. Through March 31, 2008, the Company has received approximately $1.0 million in annual license fees. In addition, the Company may receive payments based on the achievement of development milestones of up to $22.1 million. In addition, the Company is entitled to receive royalty payments based on net sales for any products resulting from the collaboration. Merck receives an exclusive worldwide license to any products resulting from the collaboration.

In connection with the above collaboration agreements, the Company recognized the following revenues in the periods presented, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended March 31,
	2008	2007
Biogen Idec – related party	$1,765,683	$2,037,099
J&J PRD	500,000	—
Merck	37,500	229,167
Total collaboration revenue	$2,303,183	$2,266,266

The Company considers Biogen Idec to be a related party because Biogen Idec owned approximately 8.5 percent of the Company’s common stock as of March 31, 2008 and approximately 10 percent of the Company’s common stock as of March 31, 2007.

4.   2007 Restructuring Plan

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

As a result of the restructuring plan, in 2007 the Company recorded total restructuring charges of $1.6 million for employee severance and related benefit costs, including a non-cash portion related to stock-based compensation of approximately $0.1 million and facilities exit costs, of which $0.3 million was related to the impairment of leasehold improvements and $0.3 million on the lease obligation on the vacated property. In the first quarter of 2008, the Company recorded an additional $0.3 million of restructuring charges on the lease obligation on the vacated property.  The lease obligation charge is calculated using discounted cash flow based on an estimated timeframe in which the space can be subleased. Cash payments related to employee severance were all made by December 31, 2007.

The following table summarizes the accrual balances and utilization by cost type for the restructuring plan:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Restructuring liability at December 31, 2007	$41,399	$274,834	$316,233
1st quarter charges (reversal)	(9,418)	330,192	320,774
Cash payments	(227)	(100,264)	(100,491)
Adjustments	(31,754)	120,833	89,079
Restructuring liability at March 31, 2008	$—	$625,595	$625,595

5.   Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. The Company’s prior $2.6 million credit line expired in March 2008. A new $0.7 million credit line is available through June 2008.  As of March 31, 2008, the Company had drawn an aggregate of $10.7 million under various credit lines under the financing agreement.  At March 31, 2008, the outstanding balance was $2.1 million, which bears interest at rates ranging from 7.53 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed.  As of March 31, 2008, the Company was in compliance with all covenants in the GECC agreement.

6.  Contingencies

The Company is not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of the Company’s business.

7.   Stockholders’ Equity

On May 30, 2007, the Company completed a public offering of 4,750,000 shares of its common stock at a public offering price of $4.43 per share. Net cash proceeds from this offering were approximately $19.5 million after deducting issuance cost of $1.5 million.

8.   Employee Benefit Plans

Stock Option Plans

2005 Equity Incentive Award Plan

On January 1, 2008, the 2005 Equity Incentive Award Plan (“2005 Plan”) was increased by 1,082,352 shares pursuant to the 2005 Plan’s evergreen provision.  Options to purchase 10,000 shares of the Company’s common stock were granted in the three months ended March 31, 2008 and, as of March 31, 2008, options to purchase an aggregate of 3,754,856 shares of the Company’s common stock have been granted under the 2005 Plan.  As of March 31, 2008, the total number of shares available for future grants under the 2005 Plan was 1,692,610.

  2006 Employment Commencement Incentive Plan

On January 1, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2006 Employment Commencement Incentive Plan (“2006 Plan”) to increase the number of shares of common stock reserved for issuance under the 2006 Plan by an additional 125,000 shares.  No options were granted under the 2006 Plan in the three months ended March 31, 2008.  As of March 31, 2008, the total number of shares available for future grants under the 2006 Plan was 145,334.

2005 Employee Stock Purchase Plan

On January 1, 2008, the share reserve under the Company’s 2005 Employee Stock Purchase Plan (“ESPP”) was increased by 100,000 shares pursuant to the ESPP’s evergreen provision.  At March 31, 2008, there were 297,255 shares of common stock reserved for future issuance under the ESPP.   For the three months ended March 31, 2008, no ESPP shares were issued.

A summary of stock option transactions for all of the Company’s stock option plans since December 31, 2007 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,099,847	$3.83
Options granted	10,000	$1.40
Options exercised	—	—
Options canceled/forfeited/expired	(107,749)	$4.89
Balance at March 31, 2008	5,002,098	$3.80	7.6	$14,012
Exercisable at March 31, 2008	2,659,448	$3.82	6.4	$12,512

The following table summarizes outstanding and exercisable options for all of the Company’s stock option plans as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 3/31/08	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable as of 3/31/08	Weighted- Average Exercise Price
$0.43 - $2.31	137,711	8.6	$1.98	16,961	$0.82
$2.55	1,275,164	4.6	$2.55	1,265,579	$2.55
$2.59	1,116,623	9.5	$2.59	140,754	$2.59
$2.62 - $4.74	475,633	8.8	$4.07	151,416	$4.10
$4.85	622,752	8.5	$4.85	232,000	$4.85
$4.93 - $5.16	109,174	8.4	$5.03	47,265	$5.04
$5.25	1,008,270	7.7	$5.25	623,773	$5.25
$5.50 - $6.40	176,716	8.3	$6.07	117,870	$6.09
$7.15	22,400	8.0	$7.15	11,200	$7.15
$9.56	57,655	7.2	$9.56	52,630	$9.56
$0.43 - $9.56	5,002,098	7.6	$3.80	2,659,448	$3.82

Employee Stock-Based Compensation

Employee stock-based compensation expense related to all of the Company’s share-based awards, including stock options granted prior to the Company’s initial public offering (“IPO”), which continue to be accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,  (“APB 25”), is as follows for the periods presented:

	Three months ended March 31,
	2008	2007
Research and development	$270,178	$364,893
General and administrative	383,726	481,691
Stock-based compensation	$653,904	$846,584

The Company determines the fair value of share-based payment awards on the grant date using the Black-Scholes option-pricing model (the “Black-Scholes Model”) which is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three months ended March 31, 2008 and 2007 was approximately none and $0.2 million, respectively. The estimated fair value of shares vested during each of the three month periods ended March 31, 2008 and 2007 were $0.6 million. At March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $5.6 million and the cost is expected to be recognized over a weighted average period of 3.3 years. No options were exercised during the three months ended March 31, 2008.  The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was approximately $0.1 million.  For the three months ended March 31, 2007, the Company recorded cash received from the exercise of stock options of approximately $0.1 million. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three months ended March 31, 2008 and 2007.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2008 and 2007 was $0.85 and $2.68 per share, respectively, using the Black-Scholes Model.

The Company uses the Black-Scholes Model to value its stock options with the following assumptions (annualized percentages):

	Three months ended March 31,
	2008	2007
Volatility	71.6%	68.5%
Risk-free interest rate	2.7%	4.7%
Dividend yield	0%	0%
Expected term (years)	5.0	5.1

The weighted-average estimated fair value of purchase rights under the ESPP for the three months ended March 31, 2008 and 2007 was $1.36 and $2.03 per share, respectively, using the Black-Scholes Model with the following assumptions (annualized percentages):

	Three months ended March 31,
	2008	2007
Volatility	68.5% - 71.6%	80.0%
Risk-free interest rate	3.2% - 5.1%	4.9% - 5.1%
Dividend yield	0%	0%
Expected term (years)	0.5 - 1.0	0.5 - 1.0

The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three months ended March 31, 2008 and 2007 was approximately none and $0.1 million, respectively.

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its peer group in the same industry. The expected term of the employees’ purchase rights under the Company’s ESPP is equal to the purchase period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in both models.  Statement of Financial Accounting Standard No. 123 (revised 2004) (“FAS 123R”), “Share-Based Payment,” also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on the Company’s historical option cancellation and forfeiture information. The Company’s stock-based compensation expense recognized under FAS 123R in its consolidated financial statements reflects estimated forfeiture rates of 7.2% and 5.0% in the three months ended March 31, 2008 and 2007, respectively. If factors change and the Company employs different assumptions in the application of FAS 123R in future periods, the compensation expense that the Company records under FAS 123R may differ significantly from what it has recorded in the current period.

Stock-Based Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO in September 2005, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock-based compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock-based compensation is being amortized over the related vesting terms of the options.  For the three months ended March 31, 2008 and 2007, the Company recorded amortization of deferred stock-based compensation of $0.1 million and $0.2 million, respectively.

As of March 31, 2008, the expected future amortization expense for deferred stock-based compensation is $0.1 million and is expected to be fully amortized by December 31, 2008.

9.   Fair Value Measurements

As of January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 established a framework for measuring fair value based on GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on the Company’s financial condition and results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities, focusing on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets (Level 1) or based upon other observable inputs (Level 2).  The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis during the three months ended March 31, 2008 (in thousands).

	Fair Value Measurements at Reporting Date Using
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Description
Marketable securities	$771	$29,811	$—	$30,582
Total	$771	$29,811	$—	$30,582

As of the three months ended March 31, 2008, the Company’s marketable securities were classified within Level 1 or Level 2 of the fair value hierarchy.  The type of securities utilizing Level 1 inputs consisted of the Company’s U.S. Government Agency.  The Company’s Level 2 valuations are based upon quoted prices for similar instruments or securities that are under an active market with pricing adjustments for yield and number of days to maturity.  The type of securities utilizing Level 2 inputs consisted of the Company’s Corporate Bonds and Commercial Papers.

10.   Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of March 31, 2008.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains “ forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiary, except where it is made clear that the term means only the parent company.

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

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies. Since 2002, we have focused on the discovery and development of novel small molecule drugs. In August 2007, we announced a reduction in our workforce and implemented a revised operating plan to streamline our operations and extended our financial resources. Our reorganization was completed by the end of 2007.

 We are currently advancing three proprietary oncology product candidates, SNS-595, SNS-032 and SNS-314, through in-house research and development efforts. Our lead product candidate, SNS-595, is a novel naphthyridine analog. With SNS-595, we are currently conducting one Phase 2 single agent clinical trial in advanced platinum-resistant ovarian cancer patients and one Phase 1b combination clinical trial with cytarabine in patients with refractory or relapsed acute myeloid leukemia (“AML”). A Phase 1 single agent study in advanced acute leukemias is continuing to treat patients, but enrollment was completed in 2007. In addition, we are planning to initiate a Phase 2 single agent trial in elderly patients with previously untreated AML in the first half of this year.

Our second product candidate, SNS-032, is a potent and selective inhibitor of cyclin-dependent kinases (“CDKs”) 2, 7 and 9. We currently are conducting a Phase 1 clinical trial with SNS-032 in patients with relapsed or refractory chronic lymphocytic leukemia (“CLL”) or multiple myeloma. We are also developing SNS-314, a potent and selective inhibitor of the Aurora A, B and C kinase enzymes. SNS-314 is being studied in a Phase 1 dose-escalating clinical trial in patients with advanced solid tumors.

We have worldwide development and commercialization rights to SNS-595, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. In the future, we plan to enter into collaborations for one or more of these product candidates in order to maximize the commercial potential of these programs.

We have developed proprietary methods of discovering drugs in pieces, or fragments. Our initial fragment-based discovery approach was called “Tethering®.” We have combined Tethering with other drug discovery tools, such as structure-based design and medicinal chemistry, to discover and develop novel therapeutics for major diseases. We have an ongoing strategic collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover and develop small molecules that inhibit certain oncology and immunology kinase targets. The research phase of this collaboration, which involves active participation by our personnel, expires in August 2008. The Tethering approach to drug discovery formed the basis of our three other ongoing collaborations, one with Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (“J&J PRD”) and two with Merck & Co., Inc. (“Merck”). In those three collaborations, we are no longer receiving research funding, and our personnel are not actively participating in continued development. We have developed further enhancements to our fragment-based discovery platform that are currently being used to discover new targeted agents and that could form the basis of future discovery collaborations. As of March 31, 2008, we had received an aggregate of approximately $83.4 million in cash from our current and former collaboration partners in the form of stock purchase proceeds and fees.

We also have an ongoing research collaboration with the Multiple Myeloma Research Consortium (“MMRC”) to evaluate the nonclinical activity of SNS-032 in multiple myeloma-relevant models and in primary disease tissue. This collaboration is being performed by investigators at leading academic research institutions including University Health Network (Princess Margaret Hospital), Dana-Farber Cancer Institute, H. Lee Moffitt Cancer Center & Research Institute, Mayo Clinic Cancer Center and Emory University. We believe that this and our other research arrangements with investigators at academic institutions help us to leverage and expand our internal research and development capabilities.

In addition, we have licensed worldwide rights to all of our LFA-1 patents and related know-how to SARcode Corporation.

Since our inception, we have generated significant losses. As of March 31, 2008, we had an accumulated deficit of $288.6 million, including a deemed dividend of $88.1 million recorded in conjunction with our IPO in September 2005. We expect our significant net losses to continue for the foreseeable future, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates under Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.   We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities for transactions occurring in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 in the first quarter of 2008.  The adoption of EITF 07-3 did not have a material effect on our financial position or results of operations.

In December 2007, the EITF reached a consensus on EITF 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We will adopt EITF 07-1 in the first quarter of 2009 and currently do not believe the adoption of EITF 07-1 will have a material impact on our financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Collaboration Revenue. Since inception, we have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, substantially all of our revenue has consisted of collaboration revenue.  As of April 30, 2008 we had four ongoing strategic collaborations, only one of which currently involves research funding and active participation by our personnel.  Each of these collaborations included a technology access fee, research funding, milestone payments and royalties upon sales of future products that may result from the collaboration. The table below sets forth our revenue for the three months ended March 31, 2008 and 2007 from each of our current collaborations.

	Three months ended March 31,
	2008	2007
Biogen Idec – related party	$1,765,683	$2,037,099
J&J PRD	500,000	—
Merck	37,500	229,167
Total collaboration revenue	$2,303,183	$2,266,266

The research phase, and research funding, from the Biogen Idec collaboration expires in August 2008.  The research phases from each of the other collaborations are completed.

Collaboration revenue for the three months ended March 31, 2008 was comparable to the same period in 2007 primarily due to the receipt of a milestone payment from J&J PRD in the first quarter of 2008, offset by decreased collaboration revenue from both Biogen Idec and Merck.

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

Research and Development Expense.  Most of our operating expenses to date have been for research and development activities.  Research and development expense primarily represents costs incurred:

•

in the discovery and development of novel small-molecule therapeutics and the advancement of product candidates towards clinical trials, including the Phase 1 and Phase 2 clinical trial costs for SNS-595 and the Phase 1 clinical trial costs for SNS-032 and SNS-314,

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

The table below sets forth our research and development expense for the three months ended March 31, 2008 and 2007 for each of our product candidate programs:

	Three months ended March 31,
	2008	2007
	(in thousands)
SNS-595	$4,485	$3,025
SNS-032	1,238	862
SNS-314	804	1,330
Discovery programs and new technologies	1,159	878
Other kinase inhibitors	1,037	3,185
Other programs	20	27
Total Expense	$8,743	$9,307

Research and development expense decreased by $0.6 million, or 6 percent, to $8.7 million for the three months ended March 31, 2008 from $9.3 million for the same period in 2007. This decrease is primarily due to (i) a $0.5 million decrease in clinical trial activity related to SNS-314 and (ii) a $2.2 million decrease in expenses under our other kinase inhibitors program, partially offset by (iii) a $1.5 million increase in SNS-595 expenses and a $0.3 million increase in SNS-032 expenses due to increased clinical trial activities, and (iv) a $0.3 million increase in expenses for discovery programs and new technologies due to increased work on our proprietary technologies and discovery programs.

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

We have incurred and expect to continue to incur substantial research and development expense to conduct clinical trials on SNS-595, SNS-032 and SNS-314. Clinical trials are costly, and as we continue to advance our product candidates through preclinical and clinical development, we expect our related expenses to remain high. For example, we expect to spend at least $10.0 million (i) to advance our SNS-595 program to completion of the current Phase 2 clinical trial in ovarian cancer, the current Phase 1b combination trial in AML and the planned Phase 2 AML clinical trial in the untreated elderly, (ii) to advance our SNS-032 program to completion of our ongoing Phase 1 clinical trial, and (iii) to complete the ongoing Phase 1 clinical trial for SNS-314. As of the date of this report, due to the risks inherent in the clinical trial process and given the early state of development of our programs, we are unable to estimate the additional substantial costs we will incur in any continued development of our product candidates for potential commercialization.

In addition, while we are currently focused on advancing SNS-595, SNS-032 and SNS-314 through clinical development, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, an assessment as to the product candidate’s commercial potential and our overall financial objectives. This will affect our research and development expense going forward. We also cannot forecast which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities management, legal, including intellectual property management, and general administration, as well as non-cash stock-based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. General and administrative expense for the three months ended March 31, 2008 was comparable to the same period in 2007.  While there was a $0.2 million increase in professional service expenses resulting from increased patent prosecution fees, audit, legal and tax preparation fees, this was offset by a $0.2 million decrease in personnel expenses due to a decrease in the use of temporary services.

 Restructuring Charge. For the three months ended March 31, 2008, we recorded an additional $0.3 million restructuring charge related to the Company’s facilities costs on vacated property.  No such charges were recorded in the three months ended March 31, 2007.

Interest Income. Interest income decreased by $0.3 million to $0.5 million for the three months ended March 31, 2008, from $0.8 million for the same period in 2007 due to lower average balances of cash, cash equivalents and marketable securities during 2008 as well as lower average interest rates earned.

Interest Expense. Interest expense remained relatively consistent at $59,000 for the three months ended March 31, 2008 compared to $52,000 for the same period in 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding, technology access fees and milestone payments from our collaboration partners, debt financings and research grants. As of March 31, 2008, we had cash, cash equivalents and marketable securities of $36.8 million and an outstanding equipment financing of $2.1 million.

Cash Flows

Net cash used in operating activities was $10.5 million and $9.5 million for the three months ended March 31, 2008 and 2007, respectively. Net cash used in operating activities for the three months ended March 31, 2008 resulted primarily from our net loss of $9.6 million and changes in operating assets and liabilities of $2.0 million, partially offset by adjustment for non-cash items of $1.1 million primarily from depreciation and amortization and stock-based compensation expense.  Net cash used in operating activities for the three months ended March 31, 2007 resulted primarily from our net loss of $9.4 million and changes in operating assets and liabilities of $1.4 million, partially offset by adjustment for non-cash items of $1.3 million primarily from depreciation and amortization and stock-based compensation expense.

Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2008, compared to $14.4 million for the three months ended March 31, 2007. The cash provided by investing activities during the three months ended March 31, 2008 was primarily attributable to net proceeds from the maturity of marketable securities of $5.4 million, partially offset by capital expenditures of $0.2 million.  Net cash provided by investing activities during the three months ended March 31, 2007 was related to the net proceeds from maturities of marketable securities of $14.9 million, partially offset by the purchase of capital equipment totaling $0.5 million.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2008, as compared with $0.1 million in net cash provided by financing activities for the three months ended March 31, 2007. Our financing activities for the three months ended March 31, 2008 consist of equipment loan re-payments of $0.3 million. Our financing activities for the three months ended March 31, 2007 consist of the receipt of $0.1 million in proceeds from stock option exercises and proceeds from equipment loan borrowing of $0.3 million, partially offset by equipment loan re-payments of $0.3 million.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. Our prior $2.6 million credit line expired in March 2008. A new $0.7 million credit line is available through June 2008.  As of March 31, 2008, we had drawn an aggregate of $10.7 million under various credit lines under the financing agreement.   At March 31, 2008, the outstanding balance was $2.1 million, which bears interest at rates ranging from 7.53 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed.  As of March 31, 2008, we were in compliance with all covenants in the GECC agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue unless and until a product candidate has been approved by the United States Food and Drug Administration (“FDA”) or similar regulatory agency in other countries and has been successfully commercialized. As of March 31, 2008, our cash, cash equivalents and marketable securities totaled $36.8 million. We currently anticipate that our cash, cash equivalents, marketable securities and available credit facilities, together with revenue generated from our collaborations, will be sufficient to fund our operations through approximately the middle of 2009. However, we will need to raise substantial additional funds to continue our operations and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Off-Balance Sheet Arrangements

Through the three months ended March 31, 2008 and the year ended December 31, 2007, we do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term and hold investments to maturity except under rare circumstances. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our investment policy prohibits investments in derivative instruments. We did not hold derivative instruments as of March 31, 2008, and we have not held derivative instruments in the past. Through our money managers, we maintain risk management control systems to monitor interest rate risk. Our cash and cash equivalents as of March 31, 2008 included liquid money market accounts. Our marketable securities as of March 31, 2008 included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2008. For example, a 1/2 percentage point increase in short-term interest rates would reduce the fair market value of our portfolio of March 31, 2008 by approximately $36,000.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report on Form 10-Q before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Please see the language regarding forward-looking statements in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations.”

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

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

Over the next fifteen months we expect to continue to advance our ongoing clinical trials of SNS-595 in ovarian cancer and acute myeloid leukemia (“AML”), SNS-032 in chronic lymphocytic leukemia or multiple myeloma and SNS-314 in solid tumors. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or conduct additional workforce reductions. For example, in August 2007, we announced that we reduced our workforce by approximately twenty-five percent and implemented a revised operating plan to focus our efforts on generating definitive data from our lead programs while streamlining our operations and extending our financial resources.

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

* We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998, including a net loss of $9.6 million for the three months ended March 31, 2008. Our net loss for the years ended December 31, 2007, 2006 and 2005 was $38.8 million, $31.2 million, and $27.5 million (excluding a preferred stock deemed dividend of $88.1 million), respectively. As of March 31, 2008, we had an accumulated deficit of $288.6 million, including the $88.1 million preferred stock deemed dividend related to our initial public offering in September 2005.  We do not currently have any products that have been approved for marketing, and we continue to incur substantial research and development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing Phase 3 clinical trials, as we continue our research activities and conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease. To date, we have derived substantially all of our revenue from collaboration agreements. The research phases for all but one of our revenue-generating collaboration agreements is completed, and the research phase of that agreement with Biogen Idec, if not extended, will end in August 2008. We can offer no assurance that we will enter into a new collaboration agreement in the near future that will result in revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

If we fail to enter into new strategic collaborations, we may have to reduce the scope of, or delay, our internal product candidate development programs.

Our business model has been based in part upon entering into strategic collaborations for discovery and/or the development of some of our product candidates. The research phase of our strategic collaboration with Biogen Idec, the only one for which we currently receive research funding, expires in August 2008 unless renewed. In the absence of additional sources of capital which may not be available to us on acceptable terms, the development of our current or future product candidates may be reduced in scope, delayed or terminated.

*  There is a high risk that our drug discovery and development activities could be halted or significantly delayed for various reasons.

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

•                  delays or failures in obtaining sufficient clinical materials.

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

Recently, we informed the FDA of a stability observation in our SNS-595 drug product.  Specifically, visible articles were observed in the finished product.  We have since identified an impurity in the active pharmaceutical ingredient (“API”) for SNS-595 that appears to react with the plastic stoppers in the packaged vial of the SNS-595 drug product, resulting in the formation of the particles.  Currently, we are implementing plans to eliminate the particles by revising our manufacturing process.  It will take time to evaluate whether or not this revised manufacturing process for SNS-595 drug product will be successful in removing these particles.  We have proposed a short-term corrective action for this issue to the FDA and they have given us nine months in which to report to them results from our process optimization activities.  If during this time we are not successful in removing the particles from the SNS-595 drug product or providing evidence of an improved process or approach to FDA satisfaction, the FDA may place all of our current clinical trials testing SNS-595 on clinical hold and we could not resume testing until this issue was resolved to their satisfaction.

* Our clinical trials for our lead product candidates, SNS-595, SNS-032 and SNS-314, may not demonstrate safety or efficacy or lead to regulatory approval.

Our lead product candidates, SNS-595, SNS-032 and SNS-314, are small molecule therapeutics being developed for the treatment of certain types of cancer. Many cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a “therapeutic window.” We may select a dose for use in future clinical trials that may prove to be ineffective in treating cancer. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate further clinical trials. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them. If clinical trials of SNS-595, SNS-032 and/or SNS-314 are halted, or if they do not show that these product candidates are safe and effective in the indications for which we are seeking regulatory approval, our future growth would be limited and we may not have any other product candidates to develop.

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

In addition to the risks described above, we are aware of risks that are specific to SNS-032. In previous Phase 1 clinical trials of SNS-032, significant safety risks were observed in patients who were administered SNS-032 on either a one-hour or a 24-hour infusion once every three weeks. For example, increases in certain phases of the cardiac cycle, known as the QT interval, or the corrected QT interval, or QTc, on the electrocardiograms of patients were observed in patients receiving the 24-hour infusion regimen. Increased QT intervals may be associated with increased risk for cardiac rhythm abnormalities, some of which can be serious, life-threatening events. In addition, pronounced, rapidly reversible decreases in white blood cells were observed following infusion under the one-hour infusion regimen, most likely associated with higher peak drug levels in this regimen. Further, some patients also experienced reversible liver toxicity, which limited the amount of drug that could be administered to those patients. Two of these planned clinical trials were discontinued prior to completion and prior to determination of a maximum tolerated dose by the former sponsor, BMS, we believe because of a change in priorities within BMS’ portfolio. We will not receive regulatory approval for SNS-032 unless we are able to deliver therapeutically active doses of SNS-032 while keeping toxicities at acceptable levels. In a Phase 1 clinical trial of SNS-032 in patients with advanced solid tumors, we delivered the drug on a daily basis in a one-hour infusion for five consecutive days. However, this dose and regimen did not allow us to achieve expected efficacious exposure without dose-limiting toxicity, and therefore we decided not to advance SNS-032 at that time as a single-agent therapeutic in that patient population.

In our ongoing Phase 1 clinical trial of SNS-032, we are aware that SNS-032 has the potential to kill a large number of cancer cells rapidly and all at once and the contents of those cells may be released into a patient’s bloodstream. This may result in a higher risk of a severe complication called tumor lysis syndrome. We have seen biochemical evidence of tumor lysis occurring in some of our patients in our Phase 1 study.  When tumor lysis syndrome occurs, some chemicals in a patient’s blood, such as potassium, uric acid and phosphate levels will rise, whereas some others like calcium may decline. Tumor lysis syndrome, if severe enough, may result in kidney failure and, without treatment, can be life-threatening. This severe complication has a higher risk of occurring early in the course of treatment and we are taking measures to prevent, monitor and treat this complication, which may not be effective, when it occurs.

In addition, in clinical trials to date SNS-032 has demonstrated variable pharmacokinetics (“PK”), which is the measure of the concentration of drug in the bloodstream over time. The PK variability results in differences in drug exposure between patients, and in some cases in the same patient, who are administered the same dose of SNS-032. Dose levels in Phase 2 clinical trials will be selected primarily based on safety criteria. Because of the observed PK variability between and among patients, we believe that there is a risk that some patients may receive sub-therapeutic exposure, limiting the opportunity to show activity and efficacy for SNS-032. As with other product candidates in the biotechnology industry at this stage of development, even if we are able to find adequate doses and schedules from our planned Phase 2 clinical trials, we will be required to conduct extensive additional clinical trials before we are able to seek regulatory approval to market SNS-032.

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

Our approach to developing cancer therapeutics by inhibiting CDKs, Aurora kinases and Raf kinases has not been clinically validated and may not be successful.

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

Our product candidates require precise, high quality manufacturing. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice (“cGMP”), and other applicable government regulations and corresponding foreign standards. Our contract manufacturer’s failure to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

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

Some of the current key competitors to SNS-595 in AML include Genzyme Corporation’s clofarabine, MGI Pharma’s decitabine and ViON Corporation’s cloretazine, all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is SNS-595. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have initiated Phase 3 clinical trials for this indication.

Further, with respect to SNS-032, we believe that several companies, including Aventis Pharmaceuticals, Inc., AstraZeneca International, Cyclacel Pharmaceuticals, Inc., Pfizer Inc., F. Hoffman-La Roche Ltd., Schering AG and others, are conducting clinical trials with CDK inhibitors and others are developing other compounds that may compete with SNS-032.

With respect to SNS-314, Merck and Vertex Pharmaceuticals Incorporated are co-developing an Aurora kinase inhibitor and Cyclacel Pharmaceuticals, Inc., AstraZeneca International, Astex Therapeutics Limited, Millennium Pharmaceuticals, Inc. and Rigel Pharmaceuticals, Inc. in conjunction with Merck Serono International S.A., and others are also developing Aurora kinase inhibitors. Several other companies have Aurora kinase programs for which they are close to filing an investigational new drug (“IND”) with the FDA. Other molecules that may compete with SNS-314 may include other naturally occurring cell-cycle inhibitor drugs.

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

The initial fragment-based proprietary drug discovery approach we developed is called “Tethering.” Tethering is a process whereby a target protein known to be involved in a disease process is engineered to facilitate the binding of small drug fragments. Once a small fragment is identified, the fragment is built out using the target protein’s surface as a template to make a new full-size therapeutic compound. We have developed further enhancements to our fragment-based drug discovery platform that are currently being utilized to discover new targeted agents. Our drug discovery approaches are unproven and may not identify any therapeutic compounds of commercial value.

We rely on third parties to conduct our clinical trials for SNS-595, SNS-032, and SNS-314. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials for SNS-595, SNS-032, SNS-314 or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct the planned and existing clinical trials of our product candidates. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to and from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

•	we, our licensors or our collaboration partners were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we, our licensors or our collaboration partners were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our, our licensors’ or our collaboration partners’ patents will be valid or enforceable;

•	any patents issued to us, our licensors or our collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors, or those of our licensors, may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

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

Our dependence on collaboration arrangements subjects our company to a number of risks. The commercial success of products resulting from our collaborations, if any, depends, in whole or in part on our collaboration partners’ ability to establish the safety and efficacy of our product candidates, obtain and maintain regulatory approvals and achieve market acceptance of a product once commercialized. Our collaboration partners may elect to delay or terminate development of one or more product candidates, independently develop products that compete with ours, or fail to commit sufficient resources to the marketing and distribution of products developed through their collaborations with us. In the event that one or more of our collaboration partners fails to diligently develop or commercialize a product candidate covered by one of our collaboration agreements, we may have the right to terminate our partner’s rights to such product candidate but we will not receive any future revenue from that product candidate unless we are able to find another partner or commercialize the product candidate on our own, which is likely to result in significant additional expense. Business combinations, significant changes in business strategy, litigation and/or financial difficulties may also adversely affect the willingness or ability of one or more of our collaboration partners to complete their obligations under our collaboration agreements. If our collaboration partners fail to perform in the manner we expect, our potential to generate future revenue from the sale of products resulting from our collaborations, would be significantly reduced.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities consist primarily of investments in readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since March 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our current liquidity needs.

 Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of an new drug application (“NDA”) from the FDA or in any other country without the equivalent marketing approval from such country. Neither we nor our collaboration partners have received marketing approval for any of our product candidates. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

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

•                  the FDA or foreign regulatory authority might not approve our or our third-party manufacturer’s processes or facilities; or

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

We sold shares of common stock in our IPO in September 2005 at a price of $7.00 per share, and through May 8, 2008, our stock has subsequently traded as low as $1.00 per share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

•                  issuance of new or changed securities analysts’ reports or recommendations;

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

Our executive officers and directors and their affiliates beneficially owned approximately 42.0 percent of our outstanding common stock as of February 29, 2008. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of securities or any sales of unregistered equity securities during the quarter ended March 31, 2008.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10K-A on Form S-1 filed on May 23, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.55*	Sunesis Pharmaceuticals, Inc. 2008 Bonus Program (incorporated by reference to Exhibit 10.55 to the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract, compensating plan or arrangement.

#

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 9, 2008	/S/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10K-A on Form S-1 filed on May 23, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.55*	Sunesis Pharmaceuticals, Inc. 2008 Bonus Program (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2008).

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract, compensating plan or arrangement.

#

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.