Form 10-Q
period 2008-06-30
SUNESIS PHARMACEUTICALS INC
filed 2008-08-07
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-51531

SUNESIS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3295878
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

395 Oyster Point Boulevard, Suite 400
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

The registrant had 34,401,525 shares of common stock, $0.0001 par value per share, outstanding as of July 31, 2008.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,480,277	$11,726,126
Marketable securities	18,864,275	35,957,933
Prepaids and other current assets	845,895	945,583
Total current assets	29,190,447	48,629,642

Property and equipment, net	860,764	4,238,498
Assets held-for-sale	1,375,313	—
Deposits and other assets	377,798	377,798
Total assets	$31,804,322	$53,245,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,072,536	$4,515,426
Accrued compensation	1,478,649	2,225,868
Current portion of deferred revenue	—	1,227,031
Current portion of equipment financing	1,410,667	953,940
Total current liabilities	9,961,852	8,922,265

Non-current portion of equipment financing	390,747	1,352,684
Deferred rent liabilities	1,564,671	1,576,734
Total liabilities	11,917,270	11,851,683
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 34,401,495 shares issued and outstanding at June 30, 2008; 34,364,896 shares issued and outstanding at December 31, 2007	3,440	3,437
Additional paid-in capital	322,122,902	320,579,240
Deferred stock-based compensation	(50,906)	(251,601)
Accumulated other comprehensive income	11,022	69,262
Accumulated deficit	(302,199,406)	(279,006,083)
Total stockholders’ equity	19,887,052	41,394,255

Total liabilities and stockholders’ equity	$31,804,322	$53,245,938

(1)	The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the year ended December 31, 2007.

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenue:

Collaboration revenue	$2,591,240	$3,270,265	$4,894,423	$5,536,531
License revenue	—	—	—	250,000
Total revenues	2,591,240	3,270,265	4,894,423	5,786,531

Operating expenses:
Research and development	8,262,604	9,697,462	17,005,499	19,004,940
General and administrative	3,235,061	4,044,194	6,501,190	7,340,341
Restructuring charges	4,876,746	—	5,197,520	—
Total operating expenses	16,374,411	13,741,656	28,704,209	26,345,281

Loss from operations	(13,783,171)	(10,471,391)	(23,809,786)	(20,558,750)

Interest income	269,385	743,928	729,797	1,513,554
Interest expense	(54,433)	(44,308)	(113,806)	(96,351)
Other income (expense), net	(199)	188	472	927
Net loss	$(13,568,418)	$(9,771,583)	$(23,193,323)	$(19,140,620)

Basic and diluted loss per share	$(0.39)	$(0.31)	$(0.67)	$(0.63)

Shares used in computing basic and diluted loss per share	34,377,367	31,175,933	34,371,132	30,321,338

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(23,193,323)	$(19,140,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866,381	858,180
Stock-based compensation expense	1,318,122	1,747,500
Non-cash restructuring charges	1,662,354	—
Changes in operating assets and liabilities:
Prepaids and other current assets	99,688	(356,397)
Accounts payable and other accrued liabilities	2,556,936	1,142,435
Accrued compensation	(747,219)	(94,449)
Deferred rent liabilities	(12,062)	120,817
Deferred revenue	(1,227,031)	(1,333,332)
Net cash used in operating activities	(18,676,154)	(17,055,866)

Cash flows from investing activities
Purchases of property and equipment	(164,170)	(1,137,695)
Purchases of marketable securities	(21,989,907)	(55,055,960)
Proceeds from maturities of marketable securities	39,025,325	58,605,873
Proceeds from property and equipment disposal	2,100	—
Net cash provided by investing activities	16,873,348	2,412,218

Cash flows from financing activities
Proceeds from borrowings under equipment financing	—	906,593
Payments on equipment financing	(505,210)	(504,698)
Proceeds from issuance of common stock and exercise of options, net of repurchases	62,167	19,869,262
Net cash (used in) provided by financing activities	(443,043)	20,271,157

Net (decrease) increase in cash and cash equivalents	(2,245,849)	5,627,509
Cash and cash equivalents at beginning of period	11,726,126	6,075,449
Cash and cash equivalents at end of period	$9,480,277	$11,702,958

Supplemental disclosure of cash flow information
Interest paid	$129,389	$96,351
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$(11,456)	$(13,933)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998 and its facilities are headquartered at 395 Oyster Point Boulevard, Suite 400, South San Francisco, California 94080. Sunesis is a clinical-stage biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. The Company’s primary activities since incorporation have been conducting research and development internally and with corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital. In January 2007, the Company formed a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Sunesis, Tethering and the Company’s logo are registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Need to Raise Additional Capital

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. At June 30, 2008, the Company had an accumulated deficit of $302.2 million. Management believes that currently available cash, cash equivalents and marketable securities, together with the revenue generated from our collaborations, will provide sufficient funds to enable the Company to meet its obligations for at least the next twelve months. Management plans to continue to finance the Company’s operations with some combination of equity issuances, debt arrangements, technology and product licenses, and, in the long term, product sales and royalties. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs or obtain funds through collaborative arrangements with others that may require the Company to relinquish rights to certain of its product candidates that the Company would otherwise seek to develop or commercialize itself.

Principles of Consolidation

The Company’s consolidated financial statements include a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Clinical Trial Accounting

The Company records accruals for estimated clinical trial costs, comprising payments for work performed by contract research organizations and participating clinical trial sites. These costs will be a significant component of future research and development expense. The Company accrues costs for activities related to clinical trials performed by contract research organizations based on estimates of work performed under the contracts. Costs of setting up clinical trial sites for participation in trials are expensed immediately. Costs related to patient enrollment are accrued as patients are entered in the trial, reduced by an initial payment made to the trial site when the first patient is enrolled. These cost estimates may or may not match the actual costs incurred for services performed by the organizations as determined by patient enrollment levels and related activities. If the Company has incomplete or inaccurate information, it may underestimate costs associated with various trials at a given point in time. Although the Company’s experience in estimating these costs is limited, the difference between accrued expenses based on its estimates and actual expenses have not been material to date.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year or any other interim period. The balance sheet at December 31, 2007 was derived from the audited financial statements at that date.

These unaudited consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Loss Per Share

Basic loss per share is calculated by dividing the loss by the weighted-average number of common shares outstanding for the period, less the weighted average number of unvested common shares subject to repurchase. Diluted loss per common share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding, less the weighted average number of unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock and warrants to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted loss per common share when their effect is dilutive.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Outstanding securities not included in diluted loss per share calculation:
Options to purchase common stock	5,502,682	4,046,086	5,502,682	4,046,086
Warrants to purchase common stock	2,693,237	2,693,237	2,693,237	2,693,237
Total	8,195,919	6,739,323	8,195,919	6,739,323

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains and losses on marketable securities. Comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(13,568,418)	$(9,771,583)	$(23,193,323)	$(19,140,620)
Change in unrealized gain (loss) on marketable securities	(110,158)	12,207	(58,240)	19,711
Comprehensive loss	$(13,678,576)	$(9,759,376)	$(23,251,563)	$(19,120,909)

Accumulated other comprehensive income consists of the following:

	June 30, 2008	December 31, 2007
Unrealized gain on marketable securities	$11,022	$69,262

Restructuring

The Company has in recent years engaged in, and may in the future engage in, restructuring to streamline its operations and extend its financial resources. Restructurings require management to utilize significant estimates related to expenses for severance and related benefit costs, facility-related expenses and asset-related impairment. For a description of our restructuring actions, see Note 4.

Recent Accounting Pronouncements

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

In-Licenses

Dainippon Sumitomo Pharma Co., Ltd.

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. (“Dainippon”) to acquire exclusive worldwide development and marketing rights for the Company’s lead anti-cancer product candidate, referred to as voreloxin (formerly SNS-595). In addition to payments already made as of December 31, 2007, the Company may in the future make a series of milestone payments of up to $8.0 million to Dainippon based on successful development and regulatory approval of voreloxin for anti-cancer indications, as well as royalty payments based on any future product sales. In return, the Company has received an exclusive, worldwide license to develop and market voreloxin.

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for a second anti-cancer product candidate, referred to as SNS-032. Under the terms of this agreement, the Company may in the future be required to make a series of milestone payments of up to $29.0 million to BMS based on the successful development and approval for the first indication and formulation of SNS-032. The Company may also be required to make a series of additional development and commercialization milestone payments totaling up to $49.0 million to BMS, as well as royalty payments based on any future product net sales. The Company may, at its election, pay some of the initial milestone payments in equity or a mixture of cash and equity, rather than entirely in cash. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and any future cyclin-dependent kinase (“CDK”) inhibitors derived from the related intellectual property.

Out-Licenses

SARcode Corporation

In March 2006, the Company entered into a license agreement with SARcode Corporation (“SARcode”), a privately-held biopharmaceutical company, which provides SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1 (“LFA-1”) patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. Pursuant to the license agreement, in 2007 the Company received a $0.5 million license fee, which the Company recorded as revenue, and two notes convertible into preferred stock of SARcode, one in the amount of $0.3 million and the other in the amount of $0.4 million. The Company did not record these two notes receivable from SARcode, which are due in 2012, as revenue due to uncertainty of collectibility. In addition to the $0.5 million of cash and the convertible notes already received, the Company may receive up to $0.4 million in convertible notes, $31.3 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

3.	Strategic Collaborations

Johnson & Johnson Pharmaceutical Research & Development, L.L.C.

In May 2002, the Company entered into a research collaboration with Johnson & Johnson Pharmaceutical Research & Development, L.L.C (“J&J PRD”) to discover small molecule inhibitors of Cathepsin S, an enzyme that is important to regulating the inflammatory response. During the research term, the Company applied its proprietary Tethering technology to discover novel inhibitors of Cathepsin S.

The research funding portion of the agreement expired on December 31, 2005. In February 2008, the Company received a milestone payment from J&J PRD upon its selection of a development candidate from the collaboration. The Company may in the future receive additional research and development milestones of up to $24.5 million, as well as royalty payments from J&J PRD based on future product sales.

Biogen Idec, Inc.

In August 2004, the Company entered into a research collaboration with Biogen Idec, Inc. (“Biogen Idec”) to discover and develop small molecules targeting kinases, a family of cell signaling enzymes that play a role in the progression of cancer. During the research term, the Company applied its proprietary Tethering technology to generate leads that inhibit the oncology kinase targets covered by this collaboration. The research funding portion of the agreement was scheduled to expire in August 2008, but in light of the Company’s June 2008 restructuring (see Note 4), the parties agreed to terminate the research term on June 30, 2008.

Under the terms of the collaboration agreement, the Company received a $7.0 million upfront non-refundable and non-creditable technology access fee, which was recognized as revenue over the research term. During the research term, the Company also received quarterly research funding of $1.2 million from Biogen Idec, subject to inflation adjustments, which was paid in advance to support some of the Company’s scientific personnel. As a result of the June termination of the research term, the Company will not receive any further research funding and the $0.3 million remaining balance of upfront technology access fee was recognized as revenue in the second quarter of 2008. Also in the second quarter of 2008, the Company received a $0.5 million milestone payment that was recognized as revenue. The Company may in the future receive additional pre-commercialization milestone payments of up to $60.0 million per target covered by the collaboration and royalty payments based on any product sales. The Company retains an option to participate in the co-development and co-promotion of product candidates for up to two collaboration targets.

Merck & Co., Inc.

In February 2003, the Company and Merck & Co., Inc. (“Merck”) entered into a research collaboration to identify and optimize inhibitors of beta-secretase (“BACE”), which is believed to be important in the progression of Alzheimer’s disease. The research term of the collaboration ended in February 2006. Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement. However, the Company retains the right to earn future milestone payments of up to $84.3 million, as well as royalty payments depending on sales of products which may result from the collaboration.

In July 2004, the Company and Merck entered into a second multi-year research collaboration to discover novel oral drugs for the treatment of viral infections. The Company provided Merck with a series of small molecules targeting viral infections. These compounds were derived from Tethering. Under the terms of the anti-viral agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which was recognized as revenue over the research term. The Company is also entitled to receive annual license fees aggregating approximately $1.0 million for the Company’s consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections. Through June 30, 2008, the Company has received approximately $1.0 million in annual license fees. In addition, the Company may receive payments based on the achievement of development milestones of up to $22.1 million and royalty payments based on net sales for any products resulting from the collaboration.

In connection with the four collaboration agreements described above, the Company recognized the following revenues in the periods presented, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Biogen Idec	$2,544,868	$2,041,098	$4,310,551	$4,078,197
Merck	46,372	1,229,167	83,872	1,458,334
J&J PRD	—	—	500,000	—
Total collaboration revenue	$2,591,240	$3,270,265	$4,894,423	$5,536,531

4.	Restructurings

2008 Restructuring

On June 3, 2008, the Company implemented a corporate realignment to focus on the development of the Company’s lead oncology product candidate, voreloxin (formerly SNS-595). In conjunction with this strategic restructuring, the Company expanded its late-stage development leadership team, announced the winding down of its internal discovery research activities and reduced its workforce by approximately 60 percent. All terminated employees were awarded severance payments and continuation of benefits, based on length of service at the Company, and career transition assistance. The Company also decided to consolidate its remaining employees in one location at leased premises at 395 Oyster Point Boulevard and is in the process of vacating its former research and development facility at 341 Oyster Point Boulevard. The Company is currently seeking a tenant to sublease the research and development facility.

The Company currently estimates total restructuring expenses of approximately $12.5 million in connection with the 2008 restructuring. However, as a result of a $0.7 million reversal of restructuring costs incurred in connection with the 2007 restructuring discussed below, the Company anticipates net restructuring expenses of $11.8 million in 2008. Of this total, approximately $3.6 million relates to employee severance and related benefit costs, and $8.2 million relates to net facility exit costs and asset impairments. During the second quarter of 2008, the Company recognized a $4.9 million restructuring charge, of which approximately $3.6 million related to employee severance and related benefit costs, including a non-cash portion of approximately $0.4 million related to stock-based compensation, and approximately $2.0 million related to asset impairment and facility exit costs both in connection with the 2008 restructuring, partially offset by the $0.7 million reversal of restructuring costs incurred in connection with the 2007 restructuring. These expenses were included in the line labeled “Restructuring charges” in the Company’s Consolidated Statements of Operations. The Company currently expects to record an additional restructuring expense of approximately $7.0 million in the third quarter of 2008. This expense is primarily related to the anticipated vacating of the Company’s former research and development facility in the third quarter. The Company expects to pay a majority of the remaining employee severance and related benefits in the third quarter of 2008.

The following table summarizes the restructuring accrual balances, which are part of the line labeled “accounts payable and other accrued liabilities” in the Company’s Consolidated Balance Sheet, and the utilization by cost type for the 2008 restructuring:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Restructuring liability at December 31, 2007	$—	$—	$—
2nd quarter charges	3,537,585	2,012,794	5,550,379
Cash payments	(418,475)	(1,212)	(419,687)
Non-cash settlements	(364,071)	(1,728,932)	(2,093,003)
Restructuring liability at June 30, 2008	$2,755,039	$282,650	$3,037,689

2007 Restructuring

In August 2007, the Company implemented a revised operating plan to focus its efforts on generating definitive data from its lead programs while streamlining the Company’s operations and extending its financial resources. The restructuring plan included a reduction in the Company’s workforce of approximately twenty-five percent. All terminated employees were given severance payments and continuation of benefits, based on length of service at the Company, and career transition assistance. Also, in the third quarter of 2007, the Company vacated its leased facilities at 395 Oyster Point Boulevard and relocated employees to its main research and development facility at 341 Oyster Point Boulevard. As a result of the 2008 restructuring, the Company relocated its remaining employees to 395 Oyster Point Boulevard.

As a result of the 2007 restructuring, the Company recorded in 2007 total restructuring charges of $1.6 million for employee severance and related benefit costs, including a non-cash portion related to stock-based compensation of approximately $0.1 million, and approximately $0.6 million of facilities exit costs, of which $0.3 million was related to the impairment of leasehold improvements and $0.3 million on the lease obligation on the vacated property. In the first quarter of 2008, the Company recorded an additional $0.3 million of restructuring charges on the lease obligation on the vacated property. In the second quarter of 2008, the Company reversed a previously recorded expense of approximately $0.7 million related to the lease obligation on 395 Oyster Point Boulevard after the Company relocated its remaining employees back into this facility. Cash payments related to employee severance for the 2007 restructuring were all made by December 31, 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Restructuring liability at December 31, 2007	$41,399	$274,834	$316,233
1st quarter charges (reversal)	(9,418)	330,192	320,774
2nd quarter charges (reversal)	—	(673,633)	(673,633)
Cash payments	(227)	(197,654)	(197,881)
Adjustments	(31,754)	266,261	234,507
Restructuring liability at June 30, 2008	$—	$—	$—

5.	Assets Held-for-Sale

As a part of the 2008 restructuring, the Company implemented a corporate realignment to focus on the development of the Company’s oncology products and terminated its research activities. Due to this realignment, laboratory equipment valued at approximately $1.4 million is being held-for-sale as of June 30, 2008. The Company expects to sell the held-for-sale equipment by June 30, 2009.

6.	Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. As of June 30, 2008, the Company had drawn an aggregate of $10.7 million under various credit lines under the financing agreement. At June 30, 2008, the outstanding balance was $1.8 million of which approximately $1.0 million is associated with laboratory equipment held-for-sale. Upon sale of the held-for-sale assets, the Company will be required to pay the associated $1.0 million loan. The outstanding balance bears interest at rates ranging from 8.70 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed. As of June 30, 2008, the Company was in compliance with all covenants under the GECC agreement. No credit lines remain available under this agreement.

7.	Contingencies

The Company is not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of the Company’s business.

8.	Stockholders’ Equity

On May 30, 2007, the Company completed a public offering of 4,750,000 shares of its common stock at a public offering price of $4.43 per share. Net cash proceeds from this offering were approximately $19.5 million after deducting issuance costs of $1.5 million.

9.	Employee Benefit Plans

Stock Option Plans

2005 Equity Incentive Award Plan

On January 1, 2008, the 2005 Equity Incentive Award Plan (“2005 Plan”) was increased by 1,082,352 shares pursuant to the 2005 Plan’s evergreen provision. Options to purchase 592,725 shares of the Company’s common stock were granted in the six months ended June 30, 2008 and, as of June 30, 2008, options to purchase an aggregate of 4,337,581 shares of the Company’s common stock have been granted under the 2005 Plan. As of June 30, 2008, the total number of shares available for future grants under the 2005 Plan was 1,312,026.

2006 Employment Commencement Incentive Plan

On January 1, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2006 Employment Commencement Incentive Plan (“2006 Plan”) to increase the number of shares of common stock reserved for issuance under the 2006 Plan by an additional 125,000 shares. Options to purchase 140,000 shares of the Company’s common stock were granted in the six months ended June 30, 2008 and, as of June 30, 2008, options to purchase an aggregate of 553,000 shares of the Company’s common stock have been granted under the 2006 Plan. As of June 30, 2008, the total number of shares available for future grants under the 2006 Plan was 25,334.

2005 Employee Stock Purchase Plan

On January 1, 2008, the share reserve under the Company’s 2005 Employee Stock Purchase Plan (“ESPP”) was increased by 100,000 shares pursuant to the ESPP’s evergreen provision. At June 30, 2008, there were 260,686 shares of common stock reserved for future issuance under the ESPP. For the six months ended June 30, 2008, 36,569 shares were issued.

A summary of stock option transactions for all of the Company’s stock option plans (including its 1998 Stock Plan and 2001 Stock Plan) since December 31, 2007 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,099,847	$3.83
Options granted	732,725	$1.44
Options exercised	—	—
Options canceled/forfeited/expired	(329,890)	$3.86
Balance at June 30, 2008	5,502,682	$3.51	7.7	$11,514
Exercisable at June 30, 2008	2,959,752	$3.91	6.5	$10,674

The following table summarizes outstanding and exercisable options for all of the Company’s stock option plans as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 6/30/08	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable as of 6/30/08	Weighted- Average Exercise Price
$0.43 - $1.30	22,711	3.4	$0.93	16,711	$0.80
$1.44	721,725	10.0	$1.44	—	$—
$1.55 - $2.31	116,000	9.4	$2.18	500	$1.99
$2.55	1,211,033	4.4	$2.55	1,209,978	$2.55
$2.59	1,032,108	9.2	$2.59	240,735	$2.59
$2.60 - $4.74	470,585	8.6	$4.08	221,120	$4.19
$4.85	595,492	8.3	$4.85	280,939	$4.85
$4.93 - $5.16	89,174	8.1	$5.02	67,535	$5.04
$5.25	987,353	7.4	$5.25	705,177	$5.25
$5.50 - $9.56	256,501	7.8	$6.94	217,057	$7.02
$0.43 - $9.56	5,502,682	7.7	$3.51	2,959,752	$3.91

Employee Stock-Based Compensation

Employee stock-based compensation expense related to all of the Company’s share-based awards, including stock options granted prior to the Company’s initial public offering (“IPO”), which continue to be accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), is as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$271,282	$361,471	$541,460	$726,364
General and administrative	392,336	536,304	776,062	1,017,995
Restructuring charges	364,071	—	364,071	—
Stock-based compensation	$1,027,689	$897,775	$1,681,593	$1,744,359

The Company determines the fair value of share-based payment awards on the grant date using the Black-Scholes option-pricing model (the “Black-Scholes Model”) which is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three months ended June 30, 2008 and 2007 was approximately $0.6 million and $0.7 million, respectively. The total estimated grant date fair value of stock options that were granted during the six months ended June 30, 2008 and 2007 was approximately $0.6 million and $0.8 million, respectively. The estimated fair value of shares vested during each of the three month periods ended June 30, 2008 and 2007 was $0.8 million for both periods. The estimated fair value of shares vested during each of the six month periods ended June 30, 2008 and 2007 was $1.4 million for both periods. At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $5.5 million and the cost is expected to be recognized over a weighted average period of 3.5 years. No options were exercised during the three months and six months ended June 30, 2008. The total intrinsic value of stock options exercised during the three months and six months ended June 30, 2007 was approximately $0.1 million for both periods. For the three months and six months ended June 30, 2007, the Company recorded cash received from the exercise of stock options of approximately $0.1 million for both periods. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three months and six months ended June 30, 2008 and 2007.

The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2008 and 2007 was $0.88 and $2.61 per share, respectively, using the Black-Scholes Model. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2008 and 2007 was $0.88 and $2.63 per share, respectively, using the Black-Scholes Model.

The Company uses the Black-Scholes Model to value its stock options with the following assumptions (annualized percentages):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Volatility	71.6%	68.5%	71.6%	68.5%
Risk-free interest rate	3.3%	4.7%	3.3%	4.7%
Dividend yield	0%	0%	0%	0%
Expected term (years)	5.0	5.0	5.0	5.0

The weighted-average estimated fair value of purchase rights under the ESPP for the three months ended June 30, 2008 and 2007 was $0.81 and $1.98 per share, respectively. The weighted average estimated fair value of purchase rights under the ESPP for the six months ended June 30, 2008 and 2007 was $1.23 and $1.94 per share, respectively. The weighted average estimated fair value of purchase rights under the ESPP was calculated using the Black-Scholes Model with the following assumptions (annualized percentages):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Volatility	68.5% - 71.6%	68.5% - 80.0%	68.5% - 71.6%	68.5% - 80.0%
Risk-free interest rate	2.0% - 5.1%	4.9% - 5.1%	2.0% - 5.1%	4.9% - 5.1%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three months ended June 30, 2008 and 2007 was approximately $0.1 million for both periods. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the six months ended June 30, 2008 and 2007 was approximately $0.1 million for both periods.

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its peer group in the same industry. The expected term of the employees’ purchase rights under the Company’s ESPP is equal to the purchase period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in both models. Statement of Financial Accounting Standard No. 123 (revised 2004),“Share-Based Payment (“FAS 123R”),” also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on the Company’s historical option cancellation and forfeiture information. The Company’s stock-based compensation expense recognized under FAS 123R in its consolidated financial statements reflects estimated forfeiture rates of 7.2% and 5.5% in the three months ended June 30, 2008 and 2007, respectively. If factors change and the Company employs different assumptions in the application of FAS 123R in future periods, the compensation expense that the Company records under FAS 123R may differ significantly from what it has recorded in the current period.

Stock-Based Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO in September 2005, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock-based compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock-based compensation is being amortized over the related vesting terms of the options. For the three months ended June 30, 2008 and 2007, the Company recorded amortization of deferred stock-based compensation of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded amortization of deferred stock-based compensation of $0.2 million and $0.4 million, respectively.

As of June 30, 2008, the expected future amortization expense for deferred stock-based compensation is less than $0.1 million and is expected to be fully amortized by December 31, 2008.

10.	Fair Value Measurements

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
Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on the Company’s financial condition and results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities, focusing on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets (Level 1) or based upon other observable inputs (Level 2). The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis during the six months ended June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	(Level 1)	(Level 2)	(Level 3)	Total
Description
Cash equivalents	$500	$1,393	$—	$1,893
Marketable securities	7,460	11,404	—	18,864
Total	$7,960	$12,797	$—	$20,757

At June 30, 2008, the Company’s cash equivalents and marketable securities were classified within Level 1 or Level 2 of the fair value hierarchy. The type of securities utilizing Level 1 inputs consisted of the Company’s U.S. Government Agency securities. The Company’s Level 2 valuations are based upon quoted prices for similar instruments or securities that are under an active market with pricing adjustments for yield and number of days to maturity. The type of securities utilizing Level 2 inputs consisted of the Company’s Corporate Bonds and Commercial Papers.

11.	Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains “ forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiary, except where it is made clear that the term means only the parent company.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. We have built a highly experienced cancer drug development organization committed to advancing our lead product candidate, voreloxin (formerly SNS-595), in multiple indications to improve the lives of people with cancer. Our product candidate portfolio was built through internal discovery and the in-licensing of novel cancer therapeutics.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our drug discovery technologies. From 2002 through June 2008, we focused on the discovery and development of novel small molecule drugs. On June 3, 2008, we announced a corporate realignment to focus on the development of voreloxin. In conjunction with this strategic restructuring, we expanded our late-stage development leadership team, announced the winding down of our internal discovery research activities and reduced our workforce by approximately 60 percent. The restructuring is expected to be substantially completed by the end of 2008.

 We are currently advancing voreloxin and two other proprietary oncology product candidates, SNS-032 and SNS-314, through in-house development efforts. Voreloxin is a novel naphthyridine analog, structurally related to quinolones, a class of compound which has not been used previously for the treatment of cancer. We are in the process of conducting three clinical trials of voreloxin: a Phase 2 single agent clinical trial in advanced platinum-resistant ovarian cancer patients, a Phase 2 clinical trial (known as the REVEAL-1 trial) in previously untreated elderly patients with acute myeloid leukemia (“AML”) and one Phase 1b combination clinical trial with cytarabine in patients with relapsed/refractory AML. A Phase 1 single agent study in advanced acute leukemias is continuing to treat patients, but enrollment was completed in 2007.

Our second product candidate, SNS-032, is a potent and selective inhibitor of cyclin-dependent kinases (“CDKs”) 2, 7 and 9. We currently are conducting a Phase 1 clinical trial with SNS-032 in patients with relapsed/refractory chronic lymphocytic leukemia (“CLL”) or multiple myeloma. Future development of SNS-032 will depend on achieving positive results from the ongoing trial. We are also developing SNS-314, a potent and selective inhibitor of the Aurora A, B and C kinase enzymes. SNS-314 is being studied in a Phase 1 dose-escalating clinical trial in patients with advanced solid tumors. We plan to continue to seek a development partner to support advanced clinical trials of SNS-314.

We have worldwide development and commercialization rights to voreloxin, SNS-032 (for diagnostic and therapeutic applications) and SNS-314. In the future, we plan to enter into collaborations for one or more of these product candidates in order to maximize their commercial potential.

We have developed proprietary methods of discovering drugs in pieces, or fragments. Our initial fragment-based discovery approach was called “Tethering®.” The Tethering approach to drug discovery formed the basis of several collaborations, including our four ongoing collaborations: one with Biogen Idec, Inc. (“Biogen Idec”), one with Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (“J&J PRD”) and two with Merck & Co., Inc. (“Merck”). In those collaborations, we are no longer receiving research funding, and our personnel are not actively participating in continued development. However, as of June 30, 2008, we had received an aggregate of approximately $85.2 million in cash from our collaboration partners in the form of stock purchase proceeds and fees. In addition, we may in the future receive milestones as well as royalty payments based on future sales of products resulting from such collaborations.

Prior to our restructuring announced in June 2008 and the resulting wind down of our internal discovery research activities, we had developed further enhancements to our fragment-based discovery platform that were being used to discover new targeted agents. With the closing of our research activities, we will be exploring opportunities to monetize our exclusive fragment-based drug discovery capabilities, our preclinical programs and/or our intellectual property portfolio.

In addition, we have licensed worldwide rights to all of our LFA-1 patents and related know-how to SARcode Corporation.

Since our inception, we have generated significant losses. As of June 30, 2008, we had an accumulated deficit of $302.2 million, including a deemed dividend of $88.1 million recorded in conjunction with our IPO in September 2005. We expect our significant net losses to continue for the foreseeable future, as we continue to conduct development of, and seek regulatory approvals for, voreloxin.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates under Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Results of Operations

Three and Six Months Ended June 30, 2008 and 2007

Collaboration Revenue. Since inception, we have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, substantially all of our revenue has consisted of technology access fees, research funding and milestone payments we have received in connection with our collaborations. As of July 31, 2008, we had four ongoing collaborations. The research term of all of these collaborations is completed, including the research term of our collaboration with Biogen Idec, which ended June 30, 2008. As a result, we are no longer receiving research funding, and our personnel are not actively participating in continued development of product candidates resulting from such collaborations.

The table below sets forth our revenue for the three and six months ended June 30, 2008 and 2007 from each of our current collaborations.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Biogen Idec	$2,544,868	$2,041,098	$4,310,551	$4,078,197
Merck	46,372	1,229,167	83,872	1,458,334
J&J PRD	—	—	500,000	—
Total collaboration revenue	$2,591,240	$3,270,265	$4,894,423	$5,536,531

Collaboration revenue for the three months ended June 30, 2008 decreased to $2.6 million compared to $3.3 million in 2007. The decrease was primarily due to the fact that in 2007 we received from Merck a $1.0 million payment upon the achievement of a preclinical milestone, as well as research revenue, in our BACE program, which were partially offset in 2008 by a $0.5 million payment from Biogen Idec related to the achievement of a discovery milestone and $0.3 million acceleration of revenue due to the termination of the research phase of our collaboration with Biogen Idec in June 2008. In addition, research revenue from Biogen Idec was lower in 2008 compared to 2007 due to a lower number of our researchers working on the collaboration. Collaboration revenue for the six months ended June 30, 2008 decreased to $4.9 million compared to $5.5 million. This decrease was due to the factors discussed above as well as a milestone payment from J&J PRD during 2008.

We expect to have no material research funding after June 2008. As a result, collaboration revenue may be substantially lower in future years, unless and until any products that may result from the ongoing collaborations advance to a level where significant milestones will be payable to us.

Research and Development Expense. Most of our operating expenses to date have been for research and development activities. Past research and development expense primarily represents costs incurred:

•
in the discovery and development of novel small-molecule therapeutics and the advancement of product candidates towards clinical trials, including the Phase 1 and Phase 2 clinical trial costs for voreloxin and the Phase 1 clinical trial costs for SNS-032 and SNS-314,

•	in the development of our proprietary fragment-based Tethering drug discovery approach and other novel fragment-based drug discovery methods,

•	in the development of in-house research, preclinical study and development capabilities,

•	in connection with in-licensing activities, and

•	in the conduct of activities we were required to perform in connection with our strategic collaborations.

We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense for the three and six months ended June 30, 2008 and 2007 for each of our product candidate programs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Voreloxin	$4,399	$3,281	$8,884	$6,306
SNS-032	1,170	1,044	2,408	1,906
SNS-314	653	1,151	1,456	2,481
Discovery programs and new technologies	1,074	1,094	2,233	1,972
Other kinase inhibitors	963	3,052	2,001	6,237
Other programs	4	76	23	103
Total Expense	$8,263	$9,698	$17,005	$19,005

Research and development expense decreased by $1.4 million, or 15 percent, to $8.3 million for the three months ended June 30, 2008 from $9.7 million for the same period in 2007. This decrease is primarily due to (i) a $0.5 million decrease in clinical trial activity related to SNS-314 and (ii) a $2.1 million decrease in expenses under our other kinase inhibitors program, partially offset by (iii) a $1.1 million increase in voreloxin expenses due to increased clinical activities and (iv) a $0.1 million increase in SNS-032 expenses due to increased clinical trial activities.

Research and development expense decreased by $2.0 million, or 11 percent, to $17.0 million for the six months ended June 30, 2008 from $19.0 million for the same period in 2007. This decrease is primarily due to (i) a $1.0 million decrease in clinical trial activity related to SNS-314 and (ii) a $4.2 million decrease in expenses under our other kinase inhibitors program, partially offset by (iii) a $2.6 million increase in voreloxin expenses and a $0.5 million increase in SNS-032 expenses due to increased clinical trial activities, and (iv) a $0.2 million increase in expenses for discovery programs and new technologies due to increased work on our proprietary technologies and discovery programs.

As a result of our June restructuring and the resulting wind down of our research activities, we do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of our proprietary fragment-based drug discovery methods, or the development of in-house research capabilities. In addition, we are no longer conducting any research activities in connection with our four ongoing collaborations.

However, we have incurred and expect to continue to incur substantial research and development expense to conduct clinical trials on voreloxin, SNS-032 and SNS-314. Clinical trials are costly, and as we continue to advance our product candidates through preclinical and clinical development, we expect our related expenses to remain high. For example, we expect to spend approximately $10.0 million over the next twelve months (i) to advance our voreloxin program to completion of the current Phase 2 clinical trial in ovarian cancer, Phase 1b combination trial in AML and Phase 2 AML clinical trial in the untreated elderly, (ii) to advance our SNS-032 program to completion of our ongoing Phase 1 clinical trial, and (iii) to complete the ongoing Phase 1 clinical trial for SNS-314. As of the date of this report, due to the risks inherent in the clinical trial process and given the early state of development of our programs, we are unable to estimate the additional substantial costs we will incur in any continued development of our product candidates for potential commercialization.

In addition, while we are currently focused on advancing voreloxin, SNS-032 and SNS-314 through clinical development, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, an assessment as to the product candidate’s commercial potential and our overall financial objectives. This will affect our research and development expense going forward. We also cannot forecast which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities management, legal, including intellectual property management, and general administration, as well as non-cash stock-based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. General and administrative expense for the three months ended June 30, 2008 decreased by approximately $0.8 million compared to the same period in 2007, primarily due to reduced headcount compared to 2007 and a decrease in personnel- and office- related expenses. For the six months ended June 30, 2008, general and administrative expenses decreased by approximately $0.8 million compared to the same period in 2007, primarily due to reduced headcount and lower personnel-, office- and facilities- related expenses, partially offset by an increase in legal and patent expenses. As a result of the 2008 restructuring, we expect our general and administrative expenses to decrease over the next twelve months due to reduced headcount.

 Restructuring Charge. For the three months ended June 30, 2008, we recorded approximately $4.9 million of restructuring charges, comprised of $5.6 million related to the 2008 restructuring, partially offset by a $0.7 million reversal of a charge for the 2007 restructuring related to Company’s facilities exit costs. For the six months ended June 30, 2008, we recorded approximately $5.2 million of restructuring charges, comprised of $5.6 million related to the 2008 restructuring, partially offset by a $0.4 million reversal of the 2007 restructuring related to Company’s facilities exit costs. No such charges were recorded in the three months and six months ended June 30, 2007. We currently expect to record additional restructuring expenses of approximately $7.0 million in the third quarter of 2008.

Interest Income. Interest income decreased by $0.4 million to $0.3 million for the three months ended June 30, 2008, compared to $0.7 million for the same period in 2007. Interest income decreased by $0.8 million to $0.7 million for the six months ended June 30, 2008, compared to $1.5 million in the same period in 2007. The lower interest income for the three and six months ended June 30, 2008 was due to lower average balances of cash, cash equivalents and marketable securities during 2008, as well as lower average interest rates earned.

Interest Expense. Interest expense increased to $54,000 in the three months ended June 30, 2008 from $44,000 for the three months ended June 30, 2007 and increased to $114,000 in the six months ended June 30, 2008 from $96,000 for the same period in 2007, in each case due to higher interest rates on outstanding debt obligation in 2008 compared to 2007.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding, technology access fees and milestone payments from our collaboration partners, debt financings and research grants. As of June 30, 2008, we had cash, cash equivalents and marketable securities of $28.3 million and outstanding debt from equipment financing of $1.8 million.

Cash Flows

Net cash used in operating activities was $18.7 million and $17.1 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in operating activities for the six months ended June 30, 2008 resulted primarily from our net loss of $23.2 million, partially offset by changes in operating assets and liabilities of $0.7 million and adjustments for non-cash items of $3.8 million primarily from depreciation and amortization, the non-cash portion of restructuring charges, and stock-based compensation expense. Net cash used in operating activities for the six months ended June 30, 2007 resulted primarily from our net loss of $19.1 million and changes in operating assets and liabilities of $0.5 million, partially offset by adjustments for non-cash items of $2.6 million primarily from depreciation and amortization and stock-based compensation expense.

Net cash provided by investing activities was $16.9 million for the six months ended June 30, 2008, compared to $2.4 million for the six months ended June 30, 2007. The cash provided by investing activities during the six months ended June 30, 2008 was primarily attributable to net proceeds from the maturity of marketable securities of $17.0 million, partially offset by capital expenditures of $0.2 million. Net cash provided by investing activities during the six months ended June 30, 2007 was related to the net proceeds from maturities of marketable securities of $3.5 million, partially offset by the purchase of capital equipment totaling $1.1 million.

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2008, as compared with $20.3 million in net cash provided by financing activities for the six months ended June 30, 2007. Our financing activities for the six months ended June 30, 2008 consist of equipment loan re-payments of $0.5 million, partially offset by proceeds from common stock issuance under our Employee Stock Purchase Plan (ESPP) of $0.1 million. Our financing activities for the six months ended June 30, 2007 consisted primarily of $19.5 million in net proceeds from a public offering in May 2007, $0.4 million of proceeds from common stock issuance under the ESPP and stock option exercises and $0.4 million pursuant to equipment loan borrowing net of re-payments.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. As of June 30, 2008, we had drawn an aggregate of $10.7 million under various credit lines under the financing agreement. At June 30, 2008, the outstanding balance was $1.8 million of which approximately $1.0 million of the current loan portion is associated with laboratory equipment held-for-sale. Upon sale of the held-for-sale assets, we will be required to pay the associated $1.0 million loan. The outstanding balance bears interest at rates ranging from 8.70 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed. No credit lines remain available under this agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue unless and until a product candidate has been approved by the United States Food and Drug Administration (“FDA”) or similar regulatory agency in other countries and has been successfully commercialized. As of June 30, 2008, our cash, cash equivalents and marketable securities totaled $28.3 million. We also have outstanding equipment debt from financing of $1.8 million. We believe that our cash, cash equivalents and marketable securities, together with the revenue generated from our collaborations, will be sufficient to fund our operations for at least the next twelve months. However, we need to raise substantial additional funds to continue our operations, fund additional clinical trials of our product candidates and bring future products to market. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialization of any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or development programs or conduct additional workforce reductions. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which could lower the economic value of those programs to us.

Off-Balance Sheet Arrangements

Through the six months ended June 30, 2008 and the year ended December 31, 2007, we do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term and hold investments to maturity except under rare circumstances. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our investment policy prohibits investments in derivative instruments. We did not hold derivative instruments as of June 30, 2008, and we have not held derivative instruments in the past. Through our money managers, we maintain risk management control systems to monitor interest rate risk. Our cash and cash equivalents as of June 30, 2008 included liquid money market accounts. Our marketable securities as of June 30, 2008 included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2008. For example, a 1/2 percentage point increase in short-term interest rates would reduce the fair market value of our portfolio of June 30, 2008 by approximately $24,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us because of the defense costs, diversion of management resources and other factors.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008.

Risks Related to Our Business

* If we are unable to raise additional capital in the near term, we may not be able to continue to operate as a going concern.

We are advancing multiple product candidates through development. We will need to raise substantial additional capital to continue our development activities and any possible future commercialization activities.

We will need to raise substantial additional capital in the near term to:

•	fund clinical trials and seek regulatory approvals;

•	continue and expand our development activities;

•	hire additional development personnel;

•	maintain, defend and expand the scope of our intellectual property portfolio;

•	implement additional internal systems and infrastructure; and

•	build or access manufacturing and commercialization capabilities.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, and other development activities;

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

We currently anticipate that our cash, cash equivalents and marketable securities, together with revenue generated from our collaborations, will be sufficient to fund our operations for at least the next twelve months. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, out-licensing development and/or commercialization rights to one or more of our product candidates or debt financings. We do not know whether additional funding will be available on acceptable terms, or at all.

We are currently continuing to advance our ongoing clinical trials of voreloxin in ovarian cancer and acute myeloid leukemia (“AML”), SNS-032 in chronic lymphocytic leukemia or multiple myeloma and SNS-314 in solid tumors. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or development programs or conduct additional workforce reductions. For example, in June 2008, we announced that we reduced our workforce by approximately sixty percent and implemented a revised operating plan to focus our efforts on our lead oncology product candidate, voreloxin, wind down our internal discovery research activities to streamline our operations and extend our financial resources.

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

Currently, there is turmoil in the U.S. economy in part due to tightening credit markets. Banks have tightened their lending standards, investors are balking at buying new corporate bonds and economic growth has begun to slow. Factors contributing to a slowing economy appear to be reduced credit availability, falling house prices and rising energy and food prices. If these factors continue to affect equity markets, our ability to raise capital may be adversely affected.

* We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998, including a net loss of $23.2 million for the six months ended June 30, 2008. Our net loss for the years ended December 31, 2007, 2006 and 2005 was $38.8 million, $31.2 million, and $27.5 million (excluding a preferred stock deemed dividend of $88.1 million), respectively. As of June 30, 2008, we had an accumulated deficit of $302.2 million, including the $88.1 million preferred stock deemed dividend related to our initial public offering in September 2005. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing Phase 3 clinical trials, as we conduct development of, and seek regulatory approvals for, our product candidates, and commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

Our business model had been based in part upon entering into strategic collaborations for discovery and/or the development of some of our product candidates. To date, we have derived substantially all of our revenue from research collaboration agreements. The research phase for all of our revenue-generating collaboration agreements is completed. As we have wound down our internal discovery research capabilities in connection with our June 2008 restructuring, we do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital which may not be available to us on acceptable terms, the development of our current or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

* There is a high risk that our drug discovery and development activities could be halted or significantly delayed for various reasons.

Our product candidates are in the early stages of drug development and are prone to the risks of failure inherent in the drug development process. We and our collaboration partners will need to conduct significant additional preclinical studies and clinical trials before we or our collaboration partners can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. In our industry, it is unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. Failure can occur at any stage of the process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. We terminated two Phase 2 trials of voreloxin in small cell and non-small cell lung cancer. To date, SNS-032 and SNS-314 have only been tested in humans in Phase 1 trials. None of our product candidates with collaboration parties have been tested in humans. In addition, product candidates in later stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

We do not know whether our ongoing clinical trials or any other future clinical trials with any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin on time. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in obtaining IRB approval to conduct a clinical trial at prospective sites; or

•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

For example, due to potential complications from treatment in our Phase 1 clinical trial of SNS-032, we have provided patients enrolling in this clinical trial with in-patient hospital care. In addition to increasing costs to perform this clinical trial, we believe that this has resulted in difficulty in recruiting patients. Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, ourselves or, in some cases, our collaboration partners. Any failure to complete or significant delay in completing, clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

In March 2008, we informed the FDA of a stability observation in our voreloxin drug product. Specifically, visible particles were observed in the finished product. We have since identified a process impurity in the active pharmaceutical ingredient (“API”) for voreloxin that appears to interact with the stoppers in the packaged vial of the voreloxin drug product, resulting in the formation of the particles. Currently, we are implementing plans to eliminate the particles by changing the stopper used and revising our manufacturing process to control the impurity. It will take time to evaluate whether or not this revised manufacturing process for voreloxin drug product will be successful in stopping the formation of these particles. We have implemented a short-term corrective action for this issue and committed to provide an update on the results from our process optimization activities to the FDA before the end of the year. If the change in stopper used and change in manufacturing process do not adequately control the formation of the visible particles, we will need to discuss other possibilities with the FDA, which could possibly include temporary clinical hold until the issue has been resolved to their satisfaction.

* Our clinical trials for our product candidates voreloxin, SNS-032 and SNS-314, may not demonstrate safety or efficacy or lead to regulatory approval.

Our product candidates, voreloxin, SNS-032 and SNS-314, are small molecule therapeutics being developed for the treatment of certain types of cancer. Many cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a “therapeutic window.” We may select a dose for use in future clinical trials that may prove to be ineffective in treating cancer. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate further clinical trials. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them. If clinical trials of voreloxin, SNS-032 and/or SNS-314 are halted, or if they do not show that these product candidates are safe and effective in the indications for which we are seeking regulatory approval, our future growth would be limited and we may not have any other product candidates to develop.

Furthermore, our development strategy to date for SNS-032 and SNS-314 has been to first test the efficacy and toxicity of each product candidate as a single agent. We may determine that one or both of these product candidates are more effective and/or less toxic in combination with another approved cancer drug. While we are currently conducting a Phase 1b clinical trial of voreloxin, studying escalating doses of voreloxin in combination with cytarabine in acute leukemias, it is possible that when therapeutic levels of voreloxin are achieved the toxicity of the combined regimen may be not tolerated in patients. Likewise, each of our product candidates may only receive FDA and foreign approvals, if at all, in combination with another cancer drug.

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

In our ongoing Phase 1 clinical trial of SNS-032, we are aware that SNS-032 has the potential to kill a large number of cancer cells rapidly and all at once and the contents of those cells may be released into a patient’s bloodstream. This may result in a higher risk of a severe complication called tumor lysis syndrome. We have seen biochemical evidence of tumor lysis occurring in some of our patients in our Phase 1 study. When tumor lysis syndrome occurs, some chemicals in a patient’s blood, such as potassium, uric acid and phosphate levels will rise, whereas some others like calcium may decline. Tumor lysis syndrome, if severe enough, may result in kidney failure and, without treatment, can be life-threatening. This severe complication has a higher risk of occurring early in the course of treatment and we are taking measures, which may not be effective, to prevent, monitor and treat this complication when it occurs.

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

We may encounter delays if we or our collaboration partners are unable to enroll enough patients to complete clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely effected by negative results from completed trials. Our product candidates are focused in oncology, which can be a difficult patient population to recruit.

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

Our approach to developing cancer therapeutics by inhibiting CDKs, Aurora kinases and other kinases has not been clinically validated and may not be successful.

SNS-032 is an inhibitor of CDKs 2, 7 and 9, and SNS-314 is an inhibitor of Aurora A, B and C kinases. The therapeutic benefit of inhibiting CDKs and/or Aurora kinases in the treatment of human cancer has not been established definitively in the clinic. There are also other CDKs and Aurora kinase inhibitors in early clinical development, but they have yet to show therapeutic benefit or they target other kinases in addition to CDKs and Aurora kinases and their activity may be associated with inhibition of those other kinases. In addition, there are conflicting scientific reports regarding the reliance or necessity of CDK2 in the cell cycle. If CDK or Aurora kinase inhibition is not an effective treatment of human cancer, SNS-032, SNS-314 and any other drug candidates from our kinase programs, including the Raf kinase program from our collaboration with Biogen Idec, may have little or no commercial value.

We rely on third parties to manufacture our product candidates, including voreloxin, SNS-032 and SNS-314, and depend on a single supplier for the active pharmaceutical ingredients for voreloxin and SNS-032. There are a limited number of manufacturers that are capable of manufacturing the active ingredient of voreloxin.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the active pharmaceutical ingredient, or API, and drug products for voreloxin, SNS-032 and SNS-314. The APIs are classified as toxic substances, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture our drug products. We currently have established relationships with only one manufacturer for API for voreloxin and two manufacturers for the finished drug product. If our third-party manufacturer is unable or unwilling to produce API for voreloxin, we will need to establish a contract with another supplier. However, establishing a relationship with an alternative supplier would likely delay our ability to produce voreloxin API for six to nine months, during which time we will rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for all our API and drug products in the foreseeable future.

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

Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. For example, because we rely on a single supplier for the API for voreloxin and SNS-032, the failure of such supplier to have sufficient quantities of the API or to supply API on a timely basis or at all would negatively affect us. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates for commercial sale. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

We expect to expand our clinical development and marketing capabilities, and any difficulties hiring or retaining key personnel or managing this growth could disrupt our operations.

We are highly dependent on the principal members of our management and clinical staff. We expect to expand our clinical development and marketing capabilities by increasing expenditures in these areas, hiring additional employees and expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management and clinical personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing our future products.

Our commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. Numerous third-party U.S- and foreign-issued patents and pending patent applications exist in the area of kinases, including CDKs and Aurora and Raf kinases. Because patent applications can take several years to issue, there may be pending applications that may result in issued patents that cover our technologies or product candidates. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. In addition, because pending patent applications are not required to be published generally until at least 18 months after they are filed (or at all before issuance in the case of U.S. patent applications filed before November 29, 2000) there may be claims contained therein that we are not even aware of. If a third party asserts that we are using technology or compounds claimed in issued and unexpired patents owned or controlled by the third party, we may need to obtain a license, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that a third party asserts that we infringe its patents.

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

* If our competitors develop and market products that are more effective, safer or less expensive than our future products, our commercial opportunities will be negatively impacted.

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

Some of the current key competitors to voreloxin in AML include Genzyme Corporation’s clofarabine, Eisai Corporation’s decitabine and ViON Corporation’s cloretazine, all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is voreloxin. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have initiated Phase 3 clinical trials for this indication.

Further, with respect to SNS-032, we believe that several companies, including Sanofi-Aventis, Inc., Nerviano Medical Sciences, Cyclacel Pharmaceuticals, Inc., Pfizer Inc., Schering AG and others, are conducting clinical trials with CDK inhibitors and others are developing other compounds that may compete with SNS-032.

With respect to SNS-314, Merck and Vertex Pharmaceuticals Incorporated are co-developing an Aurora kinase inhibitor and Cyclacel Pharmaceuticals, Inc., AstraZeneca International, Astex Therapeutics Limited, Millennium Pharmaceuticals, Inc. and Rigel Pharmaceuticals, Inc. in conjunction with Merck Serono International S.A., Pfizer Inc., Nerviano Medical Sciences, and others are also developing Aurora kinase inhibitors. Several other companies have Aurora kinase programs for which they are close to filing an investigational new drug application (“IND”) with the FDA. Other molecules that may compete with SNS-314 may include other naturally occurring cell-cycle inhibitor drugs.

If our competitors market products that are more effective, safer or less expensive than our future products, if any, or that reach the market sooner than our future products, if any, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by our competitors may render our product candidates obsolete.

We rely on third parties to conduct our clinical trials for voreloxin, SNS-032, and SNS-314. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials for voreloxin, SNS-032, SNS-314 or any other product candidate. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct the planned and existing clinical trials of our product candidates. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

The composition of matter patents covering voreloxin are due to expire in 2015. Even if voreloxin is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

The composition of our lead product candidate, voreloxin, is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. We do not know whether patent term extensions and data exclusivity periods will be available in the future. Voreloxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, voreloxin will be approved by the FDA. Even if voreloxin is approved by the FDA in the future, we may not have sufficient time to commercialize voreloxin to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering voreloxin. Our obligation to pay royalties to Dainippon, the company from which we licensed voreloxin, may extend beyond the patent expiration, which will further erode the profitability of this product.

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

* Our workforce reductions in August 2007 and June 2008 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

In August 2007, we conducted a workforce reduction of approximately twenty five percent in order to reduce expenses. In June 2008, we conducted a second workforce reduction of approximately sixty percent to focus on the development of the Company’s lead oncology product candidate, voreloxin. In conjunction with this strategic restructuring, we wound down our internal discovery research activities. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

If one or more of our collaboration partners were to breach or terminate their collaboration agreements with us or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates could be delayed or terminated. We do not know whether our current or any future collaboration partners will pursue alternative technologies or develop alternative product candidates, either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaboration agreements with our company.

*We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or the work product of current or former personnel could hamper or prevent our ability to commercialize our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

*We depend on various scientific consultants and advisors for the success and continuation of development efforts.

We work extensively with various scientific consultants and advisors. The potential success of our drug development programs depends, in part, on continued collaborations with certain of these consultants and advisors. We rely on certain of these consultants and advisors for expertise in our regulatory and clinical efforts. Our scientific consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such relationships or that such scientific consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events. We are in the process of designing and implementing a disaster relief plan. However, even if such a plan were in place, if any disaster were to occur, our ability to operate our business at our facilities may be seriously or completely impaired and our data could be lost or destroyed.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities consist primarily of investments in readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our current liquidity needs.

 Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a new drug application (“NDA”) from the FDA or in any other country without the equivalent marketing approval from such country. Neither we nor our collaboration partners have received marketing approval for any of our product candidates. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

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

For example, the potential toxicity of single and repeated doses of voreloxin has been explored in a number of animal studies that suggest the dose-limiting toxicities in humans receiving voreloxin may be similar to some of those observed with approved cytotoxic agents, including reversible toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1 and Phase 2 clinical trials of voreloxin, we have witnessed the following side effects, irrespective of causality, ranging from mild to more severe: lowered white blood cell count that may lead to a serious or possibly life-threatening infection, hair loss, mouth sores, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath, diarrhea and intestinal blockage. Our ongoing Phase 1 clinical trials of SNS-032 and SNS-314 have a limited number of patients enrolled thus far. We can not yet assess the extent and type of side effects and/or unacceptable toxicities that these product candidates might exhibit in the patient populations and dosing regimens being evaluated.

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

*We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, regional and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could significantly exceed our insurance coverage, which is limited to $0.1 million for pollution cleanup, and we are uninsured for third-party contamination injury. In addition, as a result of the wind down of our research activities and the closure of our former research and development facility, we are in the process of extensive hazardous waste disposal and decontamination activities. Failure to conduct these activities in a timely manner and in accordance with all applicable laws and regulations could result in significant liability and/or significant delays in our ability to sublease our vacated facility.

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

*The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In 2008, our common stock has traded as low as $1.00 and as high as $2.10. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	failure to raise additional capital to carry through with our clinical development plans;

•	results from, and any delays in or discontinuance of, our clinical trial programs, including our ongoing and planned clinical trials for voreloxin, SNS-032 and SNS-314;

•
announcements of FDA non-approval of our product candidates, including voreloxin, SNS-032 or SNS-314, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

•	announcements relating to our ongoing collaborations with Biogen Idec, Johnson & Johnson PRD and Merck;

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of our future products;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our product candidates or future products, if any;

•	market acceptance of our future products, if any;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

*If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. Through August 7, 2008, our stock has traded as low as $1.00 per share and, as of August 4, 2008, the closing price of our common stock was $1.55. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Additionally, we must satisfy at least one of the following conditions: (A) stockholders’ equity of at least $10 million, (B) total market value of listed securities of at least $50 million or (C) at least $50 million of total assets and $50 million of total revenue.

Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price and market value and, even if we satisfy the market capitalization requirement, our stock price will need to trade above $1.00 on a sustained basis to remain listed. If our stock price drops below $1.00, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split.

If we fail to comply with the listing standards, our common stock listing may be moved to the NASDAQ Capital Market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the NASDAQ Capital Market could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

There were no repurchases of securities or any sales of unregistered equity securities during the quarter ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on June 5, 2008. The two proposals at the Annual Meeting were (i) the election of three directors, each to serve until the 2011 annual meeting of stockholders or until their earlier resignation or removal or their successors have been duly elected and qualified, and (ii) our stockholders’ ratification of Ernst & Young LLP as our independent registered public accounting firm for the year ended December 31, 2008. The tabulation of votes on each of the proposals is as follows:

1.	Proposal to elect three (3) directors:

Nominee	For	Withheld
Matthew K. Fust	20,337,211	361,605
Jonathan S. Leff	19,821,940	876,876
Daniel N. Swisher, Jr.	20,605,792	93,024

Anthony B. Evnin, Ph.D., Stephen P.A. Fodor, Ph.D., Matthew K. Fust, Steven Goldby, Homer L. Pearce, Ph.D., David C. Stump, M.D., Ph.D and James W. Young, Ph.D. also continued as directors after the Annual Meeting. James A. Wells, Ph.D. resigned from the Board of Directors effective as of June 25, 2008.

2.	Proposal to ratify the selection of Ernst & Young LLP, as our independent registered public accounting firm:

For	Against	Abstain
20,461,691	31,546	205,579

There were no broker non-votes on the matters described above.

Item 5.	Other Information

On August 6, 2008, the 2008 Executive Bonus Program (the “Program”) was approved by the Compensation Committee of our Board of Directors and our “outside directors” (as defined under Section 162(m) of the Internal Revenue Code of 1986, as amended) (the “Outside Directors”) as to the elements relating to our Executive Chairman and Chief Executive Officer. The Program supersedes and replaces in its entirety the Amended and Restated 2008 Bonus Program that was originally adopted by the Board of Directors on March 5, 2008 and amended by the Compensation Committee on June 3, 2008 with respect to Sunesis’ Vice President level employees and above. Employees below such level are covered by a separate bonus program also adopted on August 6, 2008. The material changes to the Program as compared to the Amended and Restated 2008 Bonus Program previously disclosed on a Form 8-K filed March 11, 2008 are as follows:

•	Eligible participants under the Program are now limited to Sunesis’ Vice President level employees and above.

•
The performance period under the Program was modified such that each eligible participant is provided an opportunity to earn an aggregate target bonus based on the level of achievement by Sunesis of certain corporate objectives and the level of achievement by the participant of individual objectives for performance during the second half of 2008 as well as for performance during the first half of 2009. The aggregate target bonus opportunity under the Program is weighted under the Program 50% to the second half of 2008 and 50% to the first half of 2009.

•	Bonus targets under the Program were increased to a range of between 50% to 80% of an eligible executive’s 2008 annual base salary, from 25% to 40% of an eligible executive’s 2008 annual base salary.

•
Our Outside Directors, rather than our entire Board of Directors, shall approve the individual objectives, target bonus opportunity and any payouts under the Program for our Chief Executive Officer and Chairman after a recommendation is made by the Compensation Committee regarding such matters.

•	Eligible participants must remain employed by us through the dates in which bonuses under the Program are determined by the Compensation Committee or our Outside Directors, as applicable.

•
The Compensation Committee will determine whether to pay some or all of any bonus payout for an eligible participant in cash or in restricted stock awards, restricted stock units or stock options under our 2005 Equity Incentive Award Plan and the Compensation Committee may require such equity awards to be subject to time-based vesting following the applicable determination date; provided, however, that at least 50% of the value of any bonus payout finally determined by the Compensation Committee will be paid in cash.

The above summary of the Program is qualified in its entirety by the Program, a copy of which is filed as Exhibit 10.56 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.56*	Sunesis Pharmaceuticals, Inc. 2008 Executive Bonus Program.

10.57*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan.

10.58*	Executive Severance Benefits Agreement, dated June 2, 2008, by and between the Registrant and Steven B. Ketchum, Ph.D.

10.59*	Amended and Restated Executive Severance Benefits Agreement, dated May 28, 2008, by and between Registrant and Daniel N. Swisher, Jr.

10.60*	Amended and Restated Executive Severance Benefits Agreement, dated May 29, 2008, by and between Registrant and Eric H. Bjerkholt.

10.61*	Amended and Restated Executive Severance Benefits Agreement, dated May 26, 2008, by and between Registrant and James W. Young, Ph.D.

10.62*	Amended and Restated Executive Severance Benefits Agreement, dated May 22, 2008, by and between Registrant and Valerie L. Pierce.

10.63*	Amended and Restated Executive Severance Benefits Agreement, dated May 27, 2008, by and between Registrant and Daniel C. Adelman, M.D.

10.64*	Amended and Restated Executive Severance Benefits Agreement, dated May 28, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

10.65*	Release Agreement, dated June 6, 2008, by and between Registrant and Daniel C. Adelman, M.D.

10.66*	Release Agreement, dated August 4, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

10.67*	Acceptance of Option Amendment, dated June 6, 2008, by and between Registrant and Daniel C. Adelman, M.D.

10.68*	Acceptance of Option Amendment, dated June 27, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract, compensating plan or arrangement.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 7, 2008	/S/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.56*	Sunesis Pharmaceuticals, Inc. 2008 Executive Bonus Program.

10.57*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan.

10.58*	Executive Severance Benefits Agreement, dated June 2, 2008, by and between the Registrant and Steven B. Ketchum, Ph.D.

10.59*	Amended and Restated Executive Severance Benefits Agreement, dated May 28, 2008, by and between Registrant and Daniel N. Swisher, Jr.

10.60*	Amended and Restated Executive Severance Benefits Agreement, dated May 29, 2008, by and between Registrant and Eric H. Bjerkholt.

10.61*	Amended and Restated Executive Severance Benefits Agreement, dated May 26, 2008, by and between Registrant and James W. Young, Ph.D.

10.62*	Amended and Restated Executive Severance Benefits Agreement, dated May 22, 2008, by and between Registrant and Valerie L. Pierce.

10.63*	Amended and Restated Executive Severance Benefits Agreement, dated May 27, 2008, by and between Registrant and Daniel C. Adelman, M.D.

10.64*	Amended and Restated Executive Severance Benefits Agreement, dated May 28, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

10.65*	Release Agreement, dated June 6, 2008, by and between Registrant and Daniel C. Adelman, M.D.

10.66*	Release Agreement, dated August 4, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

10.67*	Acceptance of Option Amendment, dated June 6, 2008, by and between Registrant and Daniel C. Adelman, M.D.

10.68*	Acceptance of Option Amendment, dated June 27, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract, compensating plan or arrangement.

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