Form 10-Q
period 2008-09-30
SUNESIS PHARMACEUTICALS INC
filed 2008-11-07
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The registrant had 34,401,535 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2008.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,484,014	$11,726,126
Marketable securities	9,782,214	35,957,933
Prepaids and other current assets	616,182	945,583
Total current assets	18,882,410	48,629,642

Property and equipment, net	931,075	4,238,498
Assets held-for-sale	1,182,864	—
Deposits and other assets	377,798	377,798
Total assets	$21,374,147	$53,245,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$3,997,919	$4,515,426
Accrued compensation	1,189,334	2,225,868
Deferred revenue	39,583	1,227,031
Current portion of equipment financing	1,560,967	953,940
Total current liabilities	6,787,803	8,922,265

Non-current portion of equipment financing	—	1,352,684
Deferred rent liabilities	1,536,572	1,576,734
Total liabilities	8,324,375	11,851,683
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 34,401,535 shares issued and outstanding at September 30, 2008; 34,364,896 shares issued and outstanding at December 31, 2007	3,440	3,437
Additional paid-in capital	322,314,385	320,579,240
Deferred stock-based compensation	—	(251,601)
Accumulated other comprehensive (loss) income	(3,475)	69,262
Accumulated deficit	(309,264,578)	(279,006,083)
Total stockholders’ equity	13,049,772	41,394,255

Total liabilities and stockholders’ equity	$21,374,147	$53,245,938

(1)	The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date included in the Company’s Form 10-K for the year ended December 31, 2007.

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenue:

Collaboration revenue	$10,417	$1,830,274	$4,904,840	$7,366,805
License revenue	500,000	—	500,000	250,000
Total revenues	510,417	1,830,274	5,404,840	7,616,805

Operating expenses:
Research and development	4,662,556	8,787,118	21,668,055	27,792,058
General and administrative	2,827,797	3,408,693	9,328,987	10,749,034
Restructuring charges	192,225	1,217,848	5,389,745	1,217,848
Total operating expenses	7,682,578	13,413,659	36,386,787	39,758,940

Loss from operations	(7,172,161)	(11,583,385)	(30,981,947)	(32,142,135)

Interest income	138,668	796,731	868,465	2,310,285
Interest expense	(40,278)	(55,903)	(154,084)	(152,254)
Other income, net	8,599	232	9,071	1,159
Net loss	$(7,065,172)	$(10,842,325)	$(30,258,495)	$(29,982,945)

Basic and diluted loss per share	$(0.21)	$(0.32)	$(0.88)	$(0.95)

Shares used in computing basic and diluted loss per share	34,401,519	34,315,961	34,381,335	31,667,511

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(30,258,495)	$(29,982,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	992,624	1,295,834
Stock-based compensation expense	1,571,672	2,488,435
Non-cash restructuring charges	1,664,817	209,921
Gain on property and equipment disposal	(8,548)	—
Changes in operating assets and liabilities:
Prepaids and other current assets	329,401	(106,791)
Accounts payable and other accrued liabilities	(517,903)	464,926
Accrued compensation	(1,036,534)	(133,781)
Deferred rent liabilities	(40,161)	116,324
Deferred revenue	(1,187,448)	(1,701,606)
Net cash used in operating activities	(28,490,575)	(27,349,683)

Cash flows from investing activities
Purchases of property and equipment	(168,275)	(1,160,879)
Purchases of marketable securities	(22,949,746)	(70,733,619)
Proceeds from maturities of marketable securities	49,052,728	85,249,145
Proceeds from property and equipment disposal	10,870	—
Net cash provided by investing activities	25,945,577	13,354,647

Cash flows from financing activities
Proceeds from borrowings under equipment financing	—	1,179,337
Payments on property and equipment financing	(745,657)	(756,681)
Proceeds from issuance of common stock and exercise of options, net of repurchases	48,543	19,908,692
Net cash (used in) provided by financing activities	(697,114)	20,331,348

Net (decrease) increase in cash and cash equivalents	(3,242,112)	6,336,312
Cash and cash equivalents at beginning of period	11,726,126	6,075,449
Cash and cash equivalents at end of period	$8,484,014	$12,411,761

Supplemental disclosure of cash flow information
Interest paid	$157,543	$152,254
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$(28,500)	$(76,980)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) was incorporated in the state of Delaware on February 10, 1998 and its facilities are headquartered at 395 Oyster Point Boulevard, Suite 400, South San Francisco, California 94080. Sunesis is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid cancers. The Company’s primary activities since incorporation have been conducting research and development internally and with corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital. In January 2007, the Company formed a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Sunesis, Tethering and the Company’s logo are registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Need to Raise Additional Capital

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. At September 30, 2008, the Company had an accumulated deficit of $309.3 million. The Company needs to raise substantial additional funds to continue its operations, fund additional clinical trials of voreloxin and bring future products to market. Management plans to continue to finance the Company’s operations with equity issuances, debt arrangements, some combination of technology and product licenses, and, in the long term, product sales and royalties. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials, partner one or more of its product candidate programs at an earlier stage of development than the Company might otherwise choose or conduct additional workforce or other expense reductions. Management believes that currently available cash, cash equivalents and marketable securities will provide sufficient funds to enable the Company to fund its operations to approximately the middle of 2009.

Principles of Consolidation

The Company’s consolidated financial statements include a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

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
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Outstanding securities not included in diluted loss per share calculation:
Options to purchase common stock	4,920,708	5,036,647	4,920,708	5,036,647
Warrants to purchase common stock	2,693,237	2,693,237	2,693,237	2,693,237
Total	7,613,945	7,729,884	7,613,945	7,729,884

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains and losses on marketable securities. Comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(7,065,172)	$(10,842,325)	$(30,258,495)	$(29,982,945)
Change in unrealized (loss) gain on marketable securities	(14,497)	34,228	(72,737)	53,939
Comprehensive loss	$(7,079,669)	$(10,808,097)	$(30,331,232)	$(29,929,006)

Accumulated other comprehensive income (loss) consists of the following:
	September 30, 2008	December 31, 2007
Unrealized (loss) gain on marketable securities	$(3,475)	$69,262

Operating lease

The Company entered into a lease agreement for an approximately 5,500 square foot laboratory space located at 349 Allerton Avenue, South San Francisco, California on October 6, 2008 for a lease term of two years with an option to renew. The lease agreement contains rent discounts and rent increase adjustments which the Company will recognize on straight-line basis.

Restructuring

  The Company has in recent years engaged in, and may in the future engage in, restructurings to streamline its operations and extend its financial resources. Restructurings require management to utilize significant estimates related to expenses for severance and related benefit costs, facility-related expenses and asset-related impairment. For a description of our restructuring actions, see Note 4.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at a fair value on a recurring basis (items that are measured annually). The FSP defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt FSP No. 157-2 in the first quarter of 2009 and currently does not believe the adoption of FSP No. 157-2 will have a material effect on the Company’s financial position or results of operations.

In June 2007, FASB ratified the Emerging Issues Task Force (“EITF”) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 in the first quarter of 2008. The adoption of EITF 07-3 did not have a material effect on the Company’s financial position or results of operations.

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

Bristol-Myers Squibb Company

In April 2005, the Company entered into an agreement with Bristol-Myers Squibb Company (“BMS”) to acquire worldwide development and commercialization rights for an anti-cancer product candidate, referred to as SNS-032. Under the terms of this agreement, the Company may in the future be required to make a series of milestone payments of up to $29.0 million to BMS based on the successful development and approval for the first indication and formulation of SNS-032. The Company may also be required to make a series of additional development and commercialization milestone payments totaling up to $49.0 million to BMS, as well as royalty payments based on any future product net sales. The Company may, at its election, pay some of the initial milestone payments in equity or a mixture of cash and equity, rather than entirely in cash. In return, the Company received worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032 and any future cyclin-dependent kinase (“CDK”) inhibitors derived from the related intellectual property. However, based on trial results to date in our ongoing Phase 1 clinical trial of SNS-032, we expect that we will cease further development of SNS-032 after completion of this trial.

Out-Licenses

SARcode Corporation

In March 2006, the Company entered into a license agreement with SARcode Corporation (“SARcode”), a privately-held biopharmaceutical company, which provides SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1 (“LFA-1”) patents and related know-how. SARcode intends to use the license to develop small molecule drugs to treat inflammatory diseases. Pursuant to the license agreement, the Company has received two cash payments of $0.5 million each in license fees both in 2007 and in September 2008. The Company recorded these payment as revenue. In addition, the Company has received three notes convertible into preferred stock of SARcode totaling $1.0 million. The Company did not record these notes receivable from SARcode, which are due in 2012, as revenue due to uncertainty of collectibility. In addition to the $1.0 million of cash and convertible notes already received, the Company may receive up to $30.8 million in development and marketing milestone payments, and royalties for the commercialization of a licensed compound.

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

In July 2004, the Company and Merck entered into a second multi-year research collaboration to discover novel oral drugs for the treatment of viral infections. The Company provided Merck with a series of small molecules targeting viral infections. These compounds were derived from Tethering. Under the terms of the anti-viral agreement, the Company received an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which was recognized as revenue over the research term. The Company is also entitled to receive annual license fees aggregating approximately $1.0 million for the Company’s consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections. Through September 30, 2008, the Company has received a total of approximately $1.0 million in annual license fees of which approximately $0.1 million was received in the third quarter of 2008. Annual license fees are recognized as revenue over a 12-month period when received. In addition, the Company may receive payments based on the achievement of development milestones of up to $22.1 million and royalty payments based on net sales for any products resulting from the collaboration.

In connection with the four collaboration agreements described above, the Company recognized the following revenues in the periods presented, which include the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Biogen Idec	$—	$1,749,498	$4,310,551	$5,827,695
J&J PRD	—	—	500,000	—
Merck	10,417	80,776	94,289	1,539,110
Total collaboration revenue	$10,417	$1,830,274	$4,904,840	$7,366,805

4.	Restructurings

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

The Company currently estimates total restructuring expenses of approximately $12.1 million in connection with the 2008 restructuring. However, as a result of a $0.7 million reversal of restructuring costs incurred in connection with the 2007 restructuring discussed below, the Company anticipates net restructuring expenses of $11.4 million in 2008. Of this total, approximately $3.6 million relates to employee severance and related benefit costs, and $7.8 million relates to net facility exit costs and asset impairments. In connection with the 2008 restructuring, the Company recognized a net $4.9 million restructuring charge during the second quarter of 2008, of which approximately $3.6 million related to employee severance and related benefit costs, including a non-cash portion of approximately $0.4 million related to stock-based compensation, and approximately $2.0 million related to asset impairment and facility exit costs, partially offset by the $0.7 million reversal of restructuring costs incurred in connection with the 2007 restructuring. During the third quarter of 2008, the Company recognized a $0.2 million restructuring charge, of which approximately $0.1 million related to employee severance and related benefit costs and $0.1 million related to facility exit costs in connection with the 2008 restructuring. These expenses were included in the line labeled “Restructuring charges” in the Company’s Consolidated Statements of Operations. The Company currently expects to record an additional restructuring expense of approximately $6.3 million in the first quarter of 2009. This expense is primarily related to the anticipated vacating of the Company’s former research and development facility in the first quarter of 2009. The Company made cash payments totaling $3.1 million for the employee severance and related benefits in the second and the third quarter of 2008 and expects to pay the remainder by the first quarter of 2009.

The following table summarizes the restructuring accrual balances, which are included under “Accounts payable and other accrued liabilities” on the Company’s Consolidated Balance Sheet, and the utilization by cost type for the 2008 restructuring:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Restructuring liability at December 31, 2007	$—	$—	$—
2nd quarter charges	3,537,585	2,012,794	5,550,379
3rd quarter charges	80,646	111,579	192,225
Cash payments	(3,062,006)	(103,082)	(3,165,088)
Non-cash settlements	(366,534)	(1,728,932)	(2,095,466)
Restructuring liability at September 30, 2008	$189,691	$292,359	$482,050

2007 Restructuring

In August 2007, the Company implemented a revised operating plan to focus its efforts on generating definitive data from its lead programs while streamlining the Company’s operations and extending its financial resources. The restructuring plan included a reduction in the Company’s workforce of approximately twenty-five percent. All terminated employees were given severance payments and continuation of benefits, based on length of service at the Company, and career transition assistance. Also, in the third quarter of 2007, the Company vacated its leased facilities at 395 Oyster Point Boulevard and relocated employees to its main research and development facility at 341 Oyster Point Boulevard. As a result of the 2008 restructuring, the Company relocated its remaining employees back into 395 Oyster Point Boulevard.

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

As a part of the 2008 restructuring, the Company implemented a corporate realignment to focus on the development of the Company’s oncology products and terminated its research activities. Due to this realignment, laboratory equipment valued at approximately $1.2 million is being held-for-sale as of September 30, 2008. The Company expects to sell the held-for-sale equipment by June 30, 2009.

6.	Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. As of September 30, 2008, the Company had drawn an aggregate of $10.7 million under various credit lines under the financing agreement. At September 30, 2008, the outstanding balance was $1.6 million. The outstanding balance bears interest at rates ranging from 8.70 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed. Prior to the sale of the held-for-sale assets, the Company will be required to pay the entire outstanding balance. As of September 30, 2008, the Company was in compliance with all covenants under the GECC agreement. No credit lines remain available under this agreement.

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

Stock Option Plans

2005 Equity Incentive Award Plan

On January 1, 2008, the 2005 Equity Incentive Award Plan (“2005 Plan”) was increased by 1,082,352 shares pursuant to the 2005 Plan’s evergreen provision. Options to purchase 109,000 shares and 701,725 shares of the Company’s common stock were granted in the three months and nine months ended September 30, 2008, respectively. As of September 30, 2008, options to purchase an aggregate of 4,446,581 shares of the Company’s common stock have been granted under the 2005 Plan. As of September 30, 2008, the total number of shares available for future grants under the 2005 Plan was 1,858,029.

2006 Employment Commencement Incentive Plan

On January 1, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2006 Employment Commencement Incentive Plan (“2006 Plan”) to increase the number of shares of common stock reserved for issuance under the 2006 Plan by an additional 125,000 shares. For the three months ended September 30, 2008, no options to purchase the Company’s common stock were granted. For the nine months ended September 30, 2008, options to purchase 140,000 shares of the Company’s common stock were granted. As of September 30, 2008, options to purchase an aggregate of 553,000 shares of the Company’s common stock have been granted under the 2006 Plan. As of September 30, 2008, the total number of shares available for future grants under the 2006 Plan was 61,273.

 A summary of stock option transactions for all of the Company’s stock option plans (including its 1998 Stock Plan and 2001 Stock Plan) since December 31, 2007 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,099,847	$3.83
Options granted	841,725	$1.48
Options exercised	—	—
Options canceled/forfeited/expired	(1,020,864)	$3.77
Balance at September 30, 2008	4,920,708	$3.44	7.3	$4,894
Exercisable at September 30, 2008	3,169,698	$3.86	6.4	$4,894

In conjunction with the Company’s IPO, the Company’s Board of Directors elected not to issue any additional shares under its 1998 Stock Plan or its 2001 Stock Plan. However, the Company still had 1,281,560 options outstanding under these plans as of September 30, 2008.

The following table summarizes outstanding and exercisable options for all of the Company’s stock option plans as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 9/30/08	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable as of 9/30/08	Weighted- Average Exercise Price
$0.43 - $1.30	22,711	3.2	$0.93	16,711	$0.80
$1.44	719,503	9.8	$1.44	30,961	$1.44
$1.55 - $2.31	212,000	9.4	$1.97	30,250	$1.99
$2.55	1,210,934	4.1	$2.55	1,210,934	$2.55
$2.59	695,423	9.0	$2.59	311,155	$2.59
$2.62 - $4.85	856,536	8.2	$4.50	553,754	$4.54
$4.93 - $5.16	86,425	7.8	$5.02	70,023	$5.04
$5.25	876,908	7.2	$5.25	727,831	$5.25
$5.50 - $7.15	189,125	7.8	$6.14	166,936	$6.18
$9.56	51,143	6.7	$9.56	51,143	$9.56
$0.43 - $9.56	4,920,708	7.3	$3.44	3,169,698	$3.86

2005 Employee Stock Purchase Plan

On January 1, 2008, the share reserve under the Company’s 2005 Employee Stock Purchase Plan (“ESPP”) was increased by 100,000 shares pursuant to the ESPP’s evergreen provision. At September 30, 2008, there were 260,686 shares of common stock reserved for future issuance under the ESPP. For the three months ended September 30, 2008, zero shares were issued. For the nine months ended September 30, 2008, 36,569 shares were issued.

Employee Stock-Based Compensation

Employee stock-based compensation expense related to all of the Company’s share-based awards, including stock options granted prior to the Company’s initial public offering (“IPO”), which continue to be accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), is as follows for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$46,663	$320,854	$588,123	$1,047,218
General and administrative	206,707	421,242	982,769	1,439,237
Restructuring charges	2,462	92,765	366,533	92,765
Stock-based compensation	$255,832	$834,861	$1,937,425	$2,579,220

The Company determines the fair value of share-based payment awards on the grant date using the Black-Scholes option-pricing model (the “Black-Scholes Model”) which is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The total estimated grant date fair value of stock options that were granted during the three months ended September 30, 2008 and 2007 was $28,000 and approximately $1.9 million, respectively. The total estimated grant date fair value of stock options that were granted during the nine months ended September 30, 2008 and 2007 was approximately $0.8 million and $2.8 million, respectively. The estimated fair value of shares vested during each of the three month periods ended September 30, 2008 and 2007 was $0.6 million and $0.7 million, respectively. The estimated fair value of shares vested during each of the nine month periods ended September 30, 2008 and 2007 was $2.0 million and $2.1 million, respectively. At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $4.7 million and the cost is expected to be recognized over a weighted average period of 3.5 years. No options were exercised during the three months and nine months ended September 30, 2008. The total intrinsic value of stock options exercised during the three months and nine months ended September 30, 2007 was approximately zero and $0.1 million, respectively. For the three months and nine months ended September 30, 2007, the Company recorded cash received from the exercise of stock options of approximately $28,000 and $0.2 million, respectively. As it is more likely than not that all of the stock option related tax benefits will not be realized, the Company did not record net tax benefits related to the options exercised in the three months and nine months ended September 30, 2008 and 2007.

For the three months and nine months ended September 30, 2008, the Company recorded approximately $2,000 and $0.4 million in stock-based compensation related to the incremental fair value on options that were modified in connection with the 2008 restructuring to extend the term in which the the optionee could exercise such options until the later of (a) the existing expiration date of such options and (b) June 30, 2009. (See Note 4). For both the three and nine months ended September 30, 2007, the Company recorded approximately $0.1 million in stock-based compensation expense related to the incremental fair value on modification to options resulting from the 2007 restructuring. (See Note 4).

The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2008 and 2007 was $0.96 and $1.56 per share, respectively, using the Black-Scholes Model. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2008 and 2007 was $0.90 and $1.78 per share, respectively, using the Black-Scholes Model.

The Company uses the Black-Scholes Model to value its stock options with the following assumptions (annualized percentages):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Volatility	71.6%	68.5%	71.6%	80.0%
Risk-free interest rate	3.2%	4.2%	3.3%	4.9%
Dividend yield	0%	0%	0%	0%
Expected term (years)	5.0	5.1	5.0	5.0

The weighted-average estimated fair value of purchase rights under the ESPP for the three months ended September 30, 2008 and 2007 was $0.81 and $2.00 per share, respectively. The weighted average estimated fair value of purchase rights under the ESPP for the nine months ended September 30, 2008 and 2007 was $1.16 and $1.93 per share, respectively. The weighted-average estimated fair value of purchase rights under the ESPP was calculated using the Black-Scholes Model with the following assumptions (annualized percentages):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Volatility	68.5% - 71.6%	68.5% - 80.0%	68.5% - 71.6%	68.5% - 80.0%
Risk-free interest rate	2.0% - 5.1%	4.9% - 5.1%	2.0% - 5.1%	4.9% - 5.1%
Dividend yield	0%	0%	0%	0%
Expected term (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three months ended September 30, 2008 and 2007 was zero for both periods. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the nine months ended September 30, 2008 and 2007 was approximately $0.1 million for both periods.

The Company has based its assumptions for volatility and expected term of employee stock options on the information available with respect to its peer group in the same industry. The expected term of the employees’ purchase rights under the Company’s ESPP is equal to the purchase period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero in both models. Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment (“FAS 123R”) ,” also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on the Company’s historical option cancellation and forfeiture information. The Company’s stock-based compensation expense recognized under FAS 123R in its consolidated financial statements reflects estimated forfeiture rates of 9.8% in both the three and nine months ended September 30, 2008 and 5.5% in both the three and nine months ended September 30, 2007. If factors change and the Company employs different assumptions in the application of FAS 123R in future periods, the compensation expense that the Company records under FAS 123R may differ significantly from what it has recorded in the current period.

Stock-Based Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO in September 2005, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock-based compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock-based compensation is being amortized over the related vesting terms of the options. For the three months ended September 30, 2008 and 2007, the Company recorded amortization of deferred stock-based compensation of $34,000 and $0.2 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded amortization of deferred stock-based compensation of $0.2 million and $0.5 million, respectively.

As of September 30, 2008, the amortization expense for deferred stock-based compensation is fully amortized.

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
Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on the Company’s financial condition and results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities, focusing on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets (Level 1) or based upon other observable inputs (Level 2). The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis during the nine months ended September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	(Level 1)	(Level 2)	(Level 3)	Total
Description
Cash equivalents	$—	$989	$—	$989
Marketable securities	5,773	4,009	—	9,782
Total	$5,773	$4,998	$—	$10,771

At September 30, 2008, the Company’s cash equivalents and marketable securities were classified within Level 1 or Level 2 of the fair value hierarchy. The type of securities utilizing Level 1 inputs consisted of the Company’s U.S. government agency securities. The Company’s Level 2 valuations are based upon quoted prices for similar instruments or securities that are under an active market with pricing adjustments for yield and number of days to maturity. The type of securities utilizing Level 2 inputs consisted of the Company’s corporate bonds and commercial papers.

11.	Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains “ forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, cash requirements, financing plans, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

 In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiary, except where it is made clear that the term means only the parent company.

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid cancers. We have built a highly experienced cancer drug development organization committed to advancing our lead product candidate, voreloxin, in multiple indications to improve the lives of people with cancer.

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

 We are currently advancing voreloxin through later stage development efforts. Voreloxin is a first-in-class naphthyridine analog, a chemical structure closely related to that of the quinolone antibacterial agents. We are in the process of conducting three clinical trials of voreloxin: a Phase 2 clinical trial (known as the REVEAL-1 trial) in previously untreated elderly patients with acute myeloid leukemia (“AML”), a Phase 1b/2 combination clinical trial combining voreloxin with cytarabine in patients with relapsed/refractory AML, and a Phase 2 single agent clinical trial in advanced platinum-resistant ovarian cancer patients. We have worldwide development and commercialization rights to voreloxin. In the future, we may enter into partnering arrangements for this product candidate to maximize its commercial potential.

We also have two other proprietary oncology product candidates, SNS-032 and SNS-314, completing Phase 1 clinical trials. SNS-032, is a selective inhibitor of cyclin-dependent kinases (“CDKs”) 2, 7 and 9 and we have been conducting a Phase 1 clinical trial of SNS-032 in patients with relapsed/refractory chronic lymphocytic leukemia (“CLL”) or multiple myeloma and recently completed dose escalations in both arms. No objective responses have been observed to date in either the CLL or multiple myeloma arm. Based on trial results to date, we expect that we will cease further development after completion of the Phase 1 trial. SNS-314, a potent and selective pan-Aurora kinase inhibitor, is being studied in a Phase 1 dose-escalating clinical trial in patients with advanced solid tumors. Dose escalation is ongoing. Depending upon results from this trial, we will seek a partner to support additional development of SNS-314.

We had developed proprietary methods of discovering drugs in pieces, or fragments. Our initial fragment-based discovery approach was called “Tethering ® .” The Tethering approach to drug discovery formed the basis of several collaborations. While we are no longer receiving research funding in any collaboration, as of September 30, 2008, we had received an aggregate of approximately $85.8 million in cash from our collaboration partners in the form of stock purchase proceeds and fees. This includes collaborations with Biogen Idec, Inc. (“Biogen Idec”), Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (“J&J PRD”) and Merck & Co., Inc. (“Merck”). We may in the future receive milestones as well as royalty payments based on future sales of products resulting from such collaborations.

Prior to our restructuring announced in June 2008 and the resulting wind down of our internal discovery research activities, we had developed further enhancements to our fragment-based discovery platform that were being used to discover new targeted agents. We are also exploring opportunities to monetize our exclusive fragment-based drug discovery capabilities, our preclinical programs and/or our intellectual property portfolio.

In addition, we have licensed worldwide rights to all of our LFA-1 patents and related know-how to SARcode Corporation.

Since our inception, we have generated significant losses. As of September 30, 2008, we had an accumulated deficit of $309.3 million, including a deemed dividend of $88.1 million recorded in conjunction with our IPO in September 2005. We expect our significant net losses to continue for the foreseeable future, as we continue to conduct development of, and seek regulatory approvals for, voreloxin.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates under Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at a fair value on a recurring basis (items that are measured annually). The FSP defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We will adopt FSP No. 157-2 in the first quarter of 2009 and currently does not believe the adoption of FSP No. 157-2 will have a material effect on our financial position or results of operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 and 2007

Revenues

Collaboration Revenue. Since inception, we have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, substantially all of our revenue has consisted of technology access fees, research funding and milestone payments we have received in connection with our collaborations. The research term of all of our collaborations is completed, including the research term of our collaboration with Biogen Idec which ended June 30, 2008. As a result, we are no longer receiving research funding, and our personnel are not actively participating in continued development of product candidates resulting from such collaborations.

 The table below sets forth our revenue for the three and nine months ended September 30, 2008 and 2007 from our collaborations with Biogen Idec, J&J PRD and Merck.
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Biogen Idec	$—	$1,749,498	$4,310,551	$5,827,695
J&J PRD	—	—	500,000	—
Merck	10,417	80,776	94,289	1,539,110
Total collaboration revenue	$10,417	$1,830,274	$4,904,840	$7,366,805

Collaboration revenue for the three months ended September 30, 2008 decreased to $10,000 compared to $1.8 million in the same period in 2007. The decrease was primarily due to the termination of the research phase of our kinase inhibitor collaboration with Biogen Idec in June 2008 and the resulting cessation of research revenue from Biogen Idec and a decrease in research revenue from our BACE program with Merck. Collaboration revenue for the nine months ended September 30, 2008 decreased to $4.9 million compared to $7.4 million in the same period in 2007. In addition to the reasons stated above with respect to the most recent quarter, the decrease was due to (i) lower research revenue from Biogen Idec throughout 2008 because fewer Company research personnel were working on the collaboration activities and (ii) a $1.0 million payment received from Merck in 2007 for the achievement of a preclinical milestone. Partially offsetting the decrease in 2008 was a milestone payment from J&J PRD for the selection of a compound targeting the Cathepsin S enzyme using our proprietary Tethering technology.

We expect to have no ongoing research funding. As a result, collaboration revenue will be substantially lower in the next couple of years and may continue to be substantially lower in future years, unless and until any products that may result from our collaborations advance to a level where significant milestones will be payable to us.

License Revenue.   License revenue for the three months ended September 30, 2008 increased to $0.5 million compared to zero dollars in the same period in 2007 due to a $0.5 million license fee pursuant to our out-license agreement with SARcode. License revenue for the nine months ended September 30, 2008 increased to $0.5 million compared to $0.3 million in the same period in 2007 due to increased license fees under our out-license agreement with SARcode. We do not expect to receive license revenue from SARcode in the fourth quarter of 2008. However, based on SARcode’s future achievements using our propietary LFA-1 patients and related know-how, we may receive future license revenue.

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

The table below sets forth our research and development expense for the three and nine months ended September 30, 2008 and 2007 for each of our product candidate programs (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Voreloxin	$3,730	$3,693	$12,614	$9,999
SNS-032	634	952	3,042	2,858
SNS-314	299	953	1,755	3,434
Discovery programs and new technologies	—	834	2,233	2,806
Other kinase inhibitors	—	2,261	2,001	8,498
Other programs	—	94	23	197
Total Expense	$4,663	$8,787	$21,668	$27,792

Research and development expense decreased by $4.1 million, or 47 percent, to $4.7 million for the three months ended September 30, 2008 from $8.8 million for the same period in 2007. This decrease is primarily due to (i) a $0.7 million and $0.3 million decrease in clinical trial activities related to SNS-314 and SNS-032, respectively; and (ii) a $2.3 million and $0.8 million decrease in expenses under our other kinase inhibitors and our discovery and new technologies programs, respectively.

Research and development expense decreased by $6.1 million, or 22 percent, to $21.7 million for the nine months ended September 30, 2008 from $27.8 million for the same period in 2007. This decrease is primarily due to (i) a $6.5 million decrease in expenses under our other kinase inhibitors program, (ii) a $1.7 million decrease in clinical trial activity related to SNS-314, (iii) a $0.6 million decrease in expenses for discovery programs and new technologies, and (iv) a $0.1 million decrease in other programs, partially offset by a $2.6 million increase in voreloxin expenses and $0.2 million of increased expenses, particularly in the early months of 2008, on SNS-032 due to increased clinical trial activities.

As a result of our June restructuring and the resulting wind down of our research activities, we do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of our proprietary fragment-based drug discovery methods, or the development of in-house research capabilities. In addition, we are no longer conducting any research activities in connection with any of our collaborations.

However, we have incurred and expect to continue to incur substantial research and development expense to conduct clinical trials primarily on voreloxin, but also to complete our ongoing Phase 1 clinical trials of SNS-032 and SNS-314. Clinical trials are costly, and as we continue to advance voreloxin through preclinical and clinical development, we expect our related expenses to remain high. For example, we expect to spend approximately $8.0 million over the next twelve months (i) to advance our voreloxin program to completion of the current Phase 1b/2 combination trial in AML, Phase 2 AML clinical trial in the untreated elderly, and Phase 2 clinical trial in ovarian cancer,  (ii) to complete our ongoing Phase 1 clinical trial in SNS-032, and (iii) to complete the ongoing Phase 1 clinical trial for SNS-314. As of the date of this report, due to the risks inherent in the clinical trial process and given the early state of development of our programs, we are unable to estimate the additional substantial costs we will incur in any continued development program.

In addition, while we are currently focused on trials in voreloxin, SNS-032 and SNS-314, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, an assessment as to the product candidate’s commercial potential and our overall financial objectives. This will affect our research and development expense going forward. We are currently anticipating that development of voreloxin will be our highest priority, that we will cease further development of SNS-032 after the completion of the ongoing Phase 1 trial and that SNS-314 will be deemphasized in 2009 as we seek a development partner for that product candidate depending on our results from the ongoing SNS-314 Phase 1 clinical trial. We cannot forecast which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, legal, including intellectual property management, and general administration, as well as non-cash stock-based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and auditors. General and administrative expense for the three months ended September 30, 2008 decreased by approximately $0.6 million, or 18 percent, to $2.8 million for the three months ended September 30, 2008 from $3.4 million for the same period in 2007, primarily due to reduced headcount compared to 2007, a decrease in personnel- and office-related expenses and a decrease in professional and consulting expenses. For the nine months ended September 30, 2008, general and administrative expense decreased by approximately $1.4 million, or 13 percent, to $9.3 million from $10.7 million for the same period in 2007, primarily due to reduced headcount, lower personnel-, office- and facilities- related expenses and a decrease in professional and consulting expenses. As a result of the 2008 restructuring, we expect our general and administrative expenses to decrease over the next twelve months due to reduced headcount.

  Restructuring Charge. For the three months ended September 30, 2008, we recorded approximately $0.2 million related to the 2008 restructuring, of which $0.1 million is related to employee severance and related benefit costs and another $0.1million is related to facility exit costs. For the nine months ended September 30, 2008, we recorded approximately $5.4 million of restructuring charges, comprised of $5.8 million related to the 2008 restructuring, partially offset by a $0.4 million reversal of the 2007 restructuring related to Company’s facilities exit costs. For the three and nine months ended September 30, 2007, we recorded a $1.2 million charge related to the 2007 restructuring. These charges consist of $1.1 million in severance and related benefit costs and $0.1 million in leasehold improvement write-offs. We currently expect to record additional restructuring expenses of approximately $6.3 million in the first quarter of 2009.

Interest Income. Interest income decreased by $0.7 million, or 88 percent, to $0.1 million for the three months ended September 30, 2008 from $0.8 million for the same period in 2007. Interest income decreased by $1.4 million, or 61 percent, to $0.9 million for the nine months ended September 30, 2008 from $2.3 million in the same period in 2007. The lower interest income for the three and nine months ended September 30, 2008 was due to lower average balances of cash, cash equivalents and marketable securities during 2008, as well as lower average interest rates.

 Interest Expense. Interest expense decreased to $40,000 in the three months ended September 30, 2008 from $56,000 for the same period in 2007 mainly due to a decrease in outstanding debt obligation in 2008 compared to 2007. Interest expense increased to $154,000 in the nine months ended September 30, 2008 from $152,000 for the same period in 2007 due to higher interest rates on outstanding debt obligation in 2008.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding, technology access fees and milestone payments from our collaboration partners, debt financings and research grants. As of September 30, 2008, we had cash, cash equivalents and marketable securities of $18.3 million and outstanding debt from equipment financing of $1.6 million.

Cash Flows

Net cash used in operating activities was $28.5 million and $27.3 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in operating activities for the nine months ended September 30, 2008 resulted primarily from our net loss of $30.3 million and changes in operating assets and liabilities of $2.4 million, partially offset by adjustments for non-cash items of $4.2 million primarily from depreciation and amortization, the non-cash portion of restructuring charges, and stock-based compensation expense. Net cash used in operating activities for the nine months ended September 30, 2007 resulted primarily from our net loss of $30.0 million and changes in operating assets and liabilities of $1.3 million, partially offset by adjustments for non-cash items of $4.0 million primarily from depreciation and amortization and stock-based compensation expense.

Net cash provided by investing activities was $25.9 million for the nine months ended September 30, 2008, compared to $13.3 million for the nine months ended September 30, 2007. The cash provided by investing activities during the nine months ended September 30, 2008 was primarily attributable to net proceeds from the maturity of marketable securities of $26.1 million, partially offset by capital expenditures of $0.2 million. Net cash provided by investing activities during the nine months ended September 30, 2007 was related to the net proceeds from maturities of marketable securities of $14.5 million, partially offset by the purchase of capital equipment totaling $1.2 million.

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2008, as compared with $20.3 million in net cash provided by financing activities for the nine months ended September 30, 2007. Our financing activities for the nine months ended September 30, 2008 consist primarily of equipment loan re-payments of $0.7 million. Our financing activities for the nine months ended September 30, 2007 consisted primarily of $19.5 million in net proceeds from a public offering in May 2007, $0.4 million of proceeds from common stock issuance under the ESPP and stock option exercises and $0.4 million borrowed under equipment loans borrowing net of equipment financing repayments.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation (“GECC”). Various credit lines have been issued under the financing agreement since 2000. As of September 30, 2008, we had drawn an aggregate of $10.7 million under various credit lines under the financing agreement. At September 30, 2008, the outstanding balance was $1.6 million. The outstanding balance bears interest at rates ranging from 8.70 percent to 10.61 percent per annum and is due in 36 to 48 monthly payments. The equipment loans are secured by the equipment financed. Prior to the sale of the our held-for-sale assets, we will be required to pay the entire outstanding balance. No credit lines remain available under this agreement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue unless and until a product candidate has been approved by the United States Food and Drug Administration (“FDA”) or similar regulatory agency in other countries and has been successfully commercialized. As of September 30, 2008, our cash, cash equivalents and marketable securities totaled $18.3 million. We also have outstanding debt from equipment financing of $1.6 million. We believe that our cash, cash equivalents and marketable securities will be sufficient to enable us to meet our obligations to approximately the middle of 2009. We need to raise substantial additional funds to continue our operations, fund additional clinical trials of voreloxin and bring future products to market. We cannot be certain that we will be able to raise sufficient funds to complete the development and commercialization of voreloxin or that the voreloxin will be successful. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the effect of competing technological and market developments; and

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs with equity issuances, debt arrangements and some combination of technology and product licenses of development and/or commercialization rights to one or more of our product candidates. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or development programs or conduct additional workforce or expense reductions. In addition, we may have to partner voreloxin at an earlier stage of development than we might otherwise choose, which could lower the economic value of that program to us.

Off-Balance Sheet Arrangements

Through the nine months ended September 30, 2008 and the year ended December 31, 2007, we do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term and hold investments to maturity except under rare circumstances. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our investment policy prohibits investments in derivative instruments. We did not hold derivative instruments as of September 30, 2008, and we have not held derivative instruments in the past. Through our money managers, we maintain risk management control systems to monitor interest rate risk. Our cash and cash equivalents as of September 30, 2008 included liquid money market accounts. Our marketable securities as of September 30, 2008 included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2008. For example, a 1/2 percentage point increase in short-term interest rates would reduce the fair market value of our portfolio of September 30, 2008 by approximately $7,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report on Form 10-Q before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could further decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Please see the language regarding forward-looking statements in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations.”

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2008.

Risks Related to Our Business

* If we are unable to raise additional capital in the near term, we may not be able to continue to operate as a going concern.

We will need to raise substantial additional capital to continue our development activities and any possible future commercialization activities.

We will need to raise substantial additional capital in the near term to:

•	fund clinical trials and seek regulatory approvals;

•	continue and expand our development activities;

•	hire additional development personnel;

•	maintain, defend and expand the scope of our intellectual property portfolio;

•	implement additional internal systems and infrastructure; and

•	build or access manufacturing and commercialization capabilities.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials and other development activities;

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

We currently anticipate that our cash, cash equivalents and marketable securities will be sufficient to enable us to fund our operations to approximately the middle of 2009. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements and some combination of technology and product licenses of development and/or commercialization rights to one or more of our product candidates. We do not know whether additional funding will be available on acceptable terms, or at all.

We are currently continuing to advance our ongoing clinical trials of voreloxin in acute myeloid leukemia (“AML”) and ovarian cancer. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or scale back our development program or conduct additional workforce or other expense reductions. For example, in June 2008, we announced that we reduced our workforce by approximately sixty percent and implemented a revised operating plan to focus our efforts on voreloxin, wind down our internal discovery research activities to streamline our operations and extend our financial resources.

In addition, if we out-license or partner one or more of our product candidate programs prior to completion of a Phase 2 trial or at an earlier stage of development, this will likely lower the long-term economic value of such program or programs to our company. For example, depending upon results from our ongoing Phase 1 clinical trial of SNS-314, we plan to continue to seek a development partner to support further development of this product candidate. However, if we retain rights for a longer period with an expectation of improving our economic upside, we will not only incur substantial development expenditures, but also risk that our clinical trials may not generate data sufficient to support an out-license or partnering arrangement.

Our failure to raise capital when needed and on acceptable terms would require us to reduce our operating expenses, delay or reduce the scope of our voreloxin development program and limit our ability to continue our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Conditions affecting the equity market may make it more difficult and costly to raise additional capital.

Currently, there is turmoil in the U.S. economy in part due to tightening credit markets. Banks have tightened their lending standards, investors are balking at buying stock and corporate bonds and economic growth has begun to slow. Factors contributing to a slowing economy appear to be reduced credit availability, falling house prices and rising prices. If these factors continue to affect equity markets, our ability to raise capital may be adversely affected.

* We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998, including a net loss of $30.3 million for the nine months ended September 30, 2008. Our net loss for the years ended December 31, 2007, 2006 and 2005 was $38.8 million, $31.2 million, and $27.5 million (excluding a preferred stock deemed dividend of $88.1 million), respectively. As of September 30, 2008, we had an accumulated deficit of $309.3 million, including the $88.1 million preferred stock deemed dividend related to our initial public offering in September 2005. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing pivotal and Phase 3 clinical trials for voreloxin, as we conduct development of, and seek regulatory approvals for, voreloxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

Our business model had been based in part upon entering into strategic collaborations for discovery and/or the development of some of our product candidates. To date, we have derived substantially all of our revenue from research collaboration agreements. The research phase for all of our revenue-generating collaboration agreements is completed. As we have wound down our internal discovery research capabilities in connection with our June 2008 restructuring, we do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital which may not be available to us on acceptable terms, if at all, the development of our current or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

* There is a high risk that our drug discovery and development activities could be halted or significantly delayed for various reasons.

Our product candidates are in the early stages of drug development and are prone to the risks of failure inherent in the drug development process. We and our collaboration partners will need to conduct significant additional preclinical studies and clinical trials before we or our collaboration partners can demonstrate that our product candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. In our industry, it is unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. Failure can occur at any stage of the process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. We terminated two Phase 2 trials of voreloxin in small cell and non-small cell lung cancer. We expect that we will cease further development of SNS-032 after completion of the ongoing Phase 1 trial as no responses demonstrating efficacy have been seen to date in either arm of the trial. To date, SNS-314 has only been tested in humans in Phase 1 trials. None of our product candidates with collaboration parties have completed testing in humans. In addition, product candidates in later stage trials may fail to show desired efficacy and safety traits despite having progressed through initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

We do not know whether our ongoing clinical trials or any other future clinical trials with any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin on time. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in obtaining IRB approval to conduct a clinical trial at prospective sites; or

•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;
•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, ourselves or, in some cases, our collaboration partners. Any failure to complete or significant delay in completing, clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

In March 2008, we informed the FDA of a stability observation in our voreloxin drug product. Specifically, visible particles were observed in the finished product. We have since identified a process impurity in the active pharmaceutical ingredient (“API”) for voreloxin that, when formulated into the packaged vial of the voreloxin drug product, can result in the formation of the particles over time. Currently, we are implementing plans to eliminate the particles by revising our manufacturing process to control the impurity. It will take time to evaluate whether or not this revised manufacturing process for voreloxin drug product will be successful in stopping the formation of these particles. We have implemented a short-term corrective action for this issue and committed to provide an update on the results from our process optimization activities to the FDA before the end of the year. If the change in manufacturing process does not adequately control the formation of the visible particles, we will need to discuss other possibilities with the FDA, which could possibly include temporary clinical hold until the issue has been resolved to their satisfaction.

* Our clinical trials for our product candidates may not demonstrate safety or efficacy or lead to regulatory approval.

Our product candidates are small molecule therapeutics being developed for the treatment of certain types of cancer. Many cancer drugs promote cancer cell death by inhibiting cell proliferation, and commonly have a narrow dose range between efficacy and toxicity, commonly known as a “therapeutic window.” We may select doses for use in our clinical trials that may prove to be ineffective in treating cancer. In addition, if our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate clinical trials. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we will be required to conduct extensive additional clinical trials before we are able to seek the regulatory approvals needed to market them. If clinical trials are halted, or if they do not show that our product candidates are safe and effective in the indications for which we are seeking regulatory approval, our future growth would be limited and we may not have any other product candidates to develop. Based on trial results to date in our ongoing clinical trial of SNS-032, we expect that we will cease further development after completion of the ongoing Phase 1 trial. No responses demonstrating efficacy have been observed in either arm of the trial.

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

*Our approach to developing cancer therapeutics by inhibiting CDKs, Aurora kinases and other kinases has not been clinically validated and may not be successful.

SNS-032 is an inhibitor of CDKs 2, 7 and 9, and SNS-314 is an inhibitor of Aurora A, B and C kinases. The therapeutic benefit of inhibiting CDKs and/or Aurora kinases in the treatment of human cancer has not been established definitively in the clinic. There are also other CDKs and Aurora kinase inhibitors in early clinical development, but they have yet to show therapeutic benefit or they target other kinases in addition to CDKs and Aurora kinases and their activity may be associated with inhibition of those other kinases. In addition, there are conflicting scientific reports regarding the reliance or necessity of CDK2 in the cell cycle. If CDK or Aurora kinase inhibition is not an effective treatment of human cancer, SNS-032, SNS-314 and any other drug candidates from our kinase programs, including the Raf kinase program from our collaboration with Biogen Idec, may have little or no commercial value. Based on trial results to date in our ongoing clinical trial of SNS-032, we expect that we will cease further development after completion of the ongoing Phase 1 trial. No responses demonstrating efficacy have been observed in either arm of the trial.

We rely on third parties to manufacture our product candidates and depend on a single supplier for the active pharmaceutical ingredients for voreloxin and SNS-032. There are a limited number of manufacturers that are capable of manufacturing the active ingredient of voreloxin.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the active pharmaceutical ingredient, or API, and drug products for our product candidates. The APIs are classified as toxic substances, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture our drug products. We currently have established relationships with only one manufacturer for API for voreloxin and two manufacturers for the finished drug product. If our third-party manufacturer is unable or unwilling to produce API for voreloxin, we will need to establish a contract with another supplier. However, establishing a relationship with an alternative supplier would likely delay our ability to produce voreloxin API for six to nine months, during which time we will rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for all our API and drug products in the foreseeable future.

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

Our commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. Numerous third-party U.S- and foreign-issued patents and pending patent applications exist in the area of kinases, including CDKs and Aurora and Raf kinases. Because patent applications can take several years to issue, there may be pending applications that may result in issued patents that cover our technologies or product candidates. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should such applications be issued unchanged. In addition, because pending patent applications are not required to be published generally until at least 18 months after they are filed (or at all before issuance in the case of U.S. patent applications filed before November 29, 2000) there may be claims contained in such unpublished applications that we are not even aware of. If a third party asserts that we are using technology or compounds claimed in issued and unexpired patents owned or controlled by the third party, we may need to obtain a license, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that a third party asserts that we infringe its patents.

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

•	substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a third party’s patent or other proprietary rights;

•
a court order prohibiting us from selling or licensing our product candidates or technologies unless a third party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct the planned and existing clinical trials of our product candidates. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

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

The composition of our lead product candidate, voreloxin, is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. We do not know whether patent term extensions and data exclusivity periods will be available in the future. Voreloxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, voreloxin will be approved by the FDA. Even if voreloxin is approved by the FDA in the future, we may not have sufficient time to commercialize voreloxin to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering voreloxin. Our obligation to pay royalties to Dainippon, the company from which we licensed voreloxin, may extend beyond the patent expiration, which would further erode the profitability of this product.

The composition of matter patents covering SNS-032 are due to expire in 2018 in the United States. Even if SNS-032 is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

The composition of our product candidate SNS-032 is covered by U.S. patent 6,515,004 and its counterpart patents and patent applications in 33 foreign jurisdictions. U.S. patent 6,515,004 is due to expire in October 2018, and most of its foreign counterparts are due to expire in May 2021 (although some expire as early as November 2018). We do not know whether patent term extensions and data exclusivity periods will be available in the future. SNS-032 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-032 will be approved by the FDA. Even if SNS-032 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-032 to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering SNS-032. Our obligation to pay royalties to BMS, the company from which we licensed SNS-032, may extend beyond the patent expiration, which would further erode the profitability of this product.

The composition of matter patents covering SNS-314 are due to expire in 2025 and 2029 in the United States. Even if SNS-314 is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

The composition of our product candidate SNS-314 is covered by a pending U.S. utility patent application and its counterpart patent applications in 14 foreign jurisdictions, as well as three pending U.S. provisional patent applications. If a patent issues based on the pending U.S. utility application, it would be due to expire on or about July 2025, as would most of any issued foreign counterparts. If a patent issues based on the earliest of the three pending U.S. provisional applications, it would be due to expire on or about March 2029, as would most of any issued foreign counterparts, if such are filed. We do not know whether patent term extensions and data exclusivity periods will be available in the future. SNS-314 must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, SNS-314 will be approved by the FDA. Even if SNS-314 is approved by the FDA in the future, we may not have sufficient time to commercialize SNS-314 to enable us to recover our development costs prior to the expiration of any U.S. and foreign patents covering SNS-314.

Our workforce reductions in August 2007 and June 2008 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

In August 2007, we conducted a workforce reduction of approximately twenty five percent in order to reduce expenses. In June 2008, we conducted a second workforce reduction of approximately sixty percent to focus on the development of voreloxin. In conjunction with this strategic restructuring, we wound down our internal discovery research activities. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities consist primarily of investments in readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our current liquidity needs.

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

For example, the potential toxicity of single and repeated doses of voreloxin has been explored in a number of animal studies that suggest the dose-limiting toxicities in humans receiving voreloxin may be similar to some of those observed with approved cytotoxic agents, including reversible toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1 and Phase 2 clinical trials of voreloxin, we have witnessed the following side effects, irrespective of causality, ranging from mild to more severe: lowered white blood cell count that may lead to a serious or possibly life-threatening infection, hair loss, mouth sores, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath, diarrhea and intestinal blockage. Our ongoing Phase 1 clinical trials of SNS-032 and SNS-314 have enrolled only a limited number of patients. We can not yet assess the extent and type of side effects and/or unacceptable toxicities that these product candidates might exhibit in the patient populations and dosing regimens being evaluated.

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

Risks Related to Our Common Stock

* If we sell shares of our common stock in future financings or other arrangements, stockholders may experience immediate dilution.

The Company needs to raise substantial additional funds to continue its operations, fund additional clinical trials of voreloxin and bring future products to market. Management plans to continue to finance the Company’s operations with some combination of technology and product licenses, equity issuances, debt arrangements, and, in the long term, product sales and royalties. These arrangements will likely involve the issuance of debt securities, preferred stock or common stock and may be at a discount from the current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience dilution.

*The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In 2008, our common stock has traded as low as $0.18 and as high as $2.10. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	failure to raise additional capital to carry through with our clinical development plans and future operations;

•	results from, and any delays in or discontinuance of, our clinical trial programs, especially our ongoing and planned clinical trials for voreloxin;

•
announcements of FDA non-approval of our product candidates, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

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

* If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. Through November 4, 2008, our stock has traded as low as $0.18 per share and, as of November 4, 2008, the closing price of our common stock was $0.72. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Additionally, we must satisfy at least one of the following conditions: (i) stockholders’ equity of at least $10 million, (ii) total market value of listed securities of at least $50 million or (iii) at least $50 million of total assets and $50 million of total revenue. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so.

Due to the recent economic crisis and volatility of the stock market, effective on October 16, 2008, the NASDAQ implemented a temporary suspension of the minimum $1 closing bid price and minimum market value of publicly held securities. The suspension will remain in effect through January 19, 2009. If we fail to satisfy any of the other conditions of listing on The NASDAQ Global Market, or if we fail to maintain the minimum bid price condition after January 19, 2009, we may have delisting proceedings initiated against us which may negatively impact the price of our common stock and our ability to access the capital markets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of securities or any sales of unregistered equity securities during the quarter ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

 None.

Item 5.	Other Information

None.
Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.69*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the
2005 Equity Incentive Award Plan.

10.70*	Consulting Agreement, dated August 5, 2008, and First Amendment to Consulting Agreement, dated October 1, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract, compensating plan or arrangement.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 7, 2008	/S/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007).

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.69*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the
2005 Equity Incentive Award Plan.

10.70*	Consulting Agreement, dated August 5, 2008, and First Amendment to Consulting Agreement, dated October 1, 2008, by and between Registrant and Robert S. McDowell, Ph.D.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract, compensating plan or arrangement.

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