Form 10-K
period 2008-12-31
SUNESIS PHARMACEUTICALS INC
filed 2009-04-03
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51531

SUNESIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3295878 (I.R.S. Employer Identification Number)
395 Oyster Point Boulevard, Suite 400 South San Francisco, California 94080 (Address of principal executive offices, including zip code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.) Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2008, as reported by The Nasdaq Global Market, was $41,275,192. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G or 13D filed with the Securities and Exchange Commission and is as of June 30, 2008. This determination of affiliate status is not a conclusive determination for other purposes.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of March 20, 2009, was 34,409,768.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to the completion of any financing transaction or the satisfaction of closing conditions relating to any financing, any projections of revenue, expenses or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed clinical trials, regulatory activities or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,”  “expects,”  “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly owned subsidiary, Sunesis Europe Limited, except where it is made clear that the term refers only to the parent company.

ITEM 1.	BUSINESS

General

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid tumor cancers. We have built a highly experienced cancer drug development organization committed to advancing our lead product candidate, voreloxin, in multiple indications to improve the lives of people with cancer.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our proprietary methods of discovering drugs in pieces, or fragments.  From 2002 through June 2008, we focused on the discovery, in-licensing and development of novel small molecule drugs. In June 2008, we announced a corporate realignment to focus on the development of voreloxin.  In conjunction with this strategic restructuring, we expanded our late-stage development leadership team, announced the winding down of our internal discovery research activities, ceasing development of an enhanced fragment-based discovery platform, and reduced our workforce by approximately 60 percent.

We are currently advancing voreloxin through Phase 2 development. Voreloxin is a first-in-class anticancer quinolone derivative, or AQD, a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate antitumor activity by targeting mammalian topoisomerase II, an enzyme critical for replication, and have demonstrated promising preclinical antitumor activity.  We are conducting three clinical trials of voreloxin: a Phase 2 clinical trial (known as the REVEAL-1 trial) in previously untreated elderly patients with acute myeloid leukemia, or AML, a Phase 1b/2 clinical trial combining voreloxin with cytarabine for the treatment of patients with relapsed/refractory AML, and a Phase 2 single agent clinical trial in advanced platinum-resistant ovarian cancer patients. We have worldwide development and commercialization rights to voreloxin. We may enter into partnering arrangements for this product candidate to maximize its commercial potential.

We have taken a number of important steps to focus our resources and efforts on the advancement of voreloxin.  We have discontinued development of our product candidate SNS-032, a selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9, which we had in-licensed from Bristol-Myers Squibb Company or BMS.  In December 2008, we notified BMS that we were terminating the license agreement for SNS-032.  In addition, we recently completed enrollment in a Phase 1 trial of SNS-314, a potent and selective Aurora kinase inhibitor discovered at Sunesis, in patients with advanced solid tumors.  A maximum tolerated dose was not established in that trial, and no responses were observed.  We currently have no plans to conduct further development activities on SNS-314 on our own, but we plan to seek a partner to support further development of SNS-314.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of our securities of up to $43.5 million, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A Preferred Stock and warrants to purchase common stock in two closings.  $10.0 million of units would be sold in the initial closing, which is expected to occur in the near term, subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, an additional $5.0 million of units may be sold in the second closing, which closing may occur at our election or at the election of the investors in the Private Placement.  We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering a notice to us of their election to purchase the units.  Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, the remaining tranche of $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A Preferred Stock issued in the Private Placement prior to a date determined with reference to our cash balance dropping below $4.0 million at certain future dates.  If we elect to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A Preferred Stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

In conjunction with the Private Placement, the investors have been granted a number of rights, including the right to approve any sale of the company, any issuance of debt or preferred stock and, except if certain conditions are met, any issuance of common stock other than the second closing and the common stock financing described above, and the right to appoint three of eight members of our Board of Directors following the first closing, and five of nine members of our Board of Directors following the second closing, if completed.

In March 2009, we announced that we sold our interest in all of our lymphocyte function-associated antigen-1 or LFA-1 patents and related know-how to SARcode Corporation, or SARcode, for a total cash consideration of $2 million.  SARcode has been the exclusive licensee of those assets since March 2006 and is developing a small molecule LFA-1 inhibitor, SAR1118, for T-cell mediated ophthalmic diseases.  Sunesis still holds a series of secured convertible notes issued by SARcode having a total principal value of $1 million.  We had discontinued our LFA-1 antagonist program in 2004 when we focused our research and development efforts on oncology.

Our fragment-based drug discovery approach, called Tethering®, formed the basis of several strategic research and development collaborations entered into between 2002 and 2004, including collaborations with Biogen Idec, Inc., or Biogen Idec, Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or J&JPRD, and Merck & Co., Inc., or Merck.  We are no longer receiving research funding from any of these collaborations.  In the first quarter of 2009, J&JPRD informed us that it has ceased development of the previously selected Cathepsin S inhibitor and the parties initiated discussions regarding a proposed mutual termination of the collaboration agreement. As a result, we do not expect to receive any additional revenues from J&JPRD under the collaboration agreement. J&JPRD is entitled to terminate the collaboration agreement without cause upon 180 days’ written notice. We may in the future receive milestones as well as royalty payments based on future sales of products, if any, resulting from the Biogen Idec or Merck collaborations.

Voreloxin

Voreloxin is a first-in-class anticancer quinolone derivative, or AQD, a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate antitumor activity by targeting mammalian topoisomerase II, an enzyme critical for replication, and have demonstrated promising preclinical antitumor activity. Voreloxin acts by DNA intercalation and inhibition of topoisomerase II in replicating cancer cells. The resulting site-selective DNA damage rapidly causes the cancer cells to stop dividing and die. In preclinical studies, voreloxin demonstrates broad anti-tumor activity and appears to act synergistically when combined with several therapeutic agents currently used in the treatment of cancer. Clinical activity is observed in both solid and hematologic malignancies.  We licensed worldwide development and commercialization rights to voreloxin from Dainippon Sumitomo Pharma Co., Ltd. in 2003.

The following chart summarizes the status of the clinical trials that have been conducted or that we are currently conducting with voreloxin.

Voreloxin Clinical Study		Phase 1	Phase 2
Acute Leukemias
Single Agent Relapsed/Refractory Acute Leukemias		Complete
Single Agent Previously Untreated Elderly AML (REVEAL-1)	Schedule A		Ongoing – Enrollment Complete
	Schedule B		Ongoing – Enrollment Complete
	Schedule C		Enrolling
Combination with Cytarabine Relapsed/Refractory AML	Schedule A	Complete	Ongoing – Enrollment Complete
	Schedule B	Enrolling	Planned
Solid Tumors
Single Agent Advanced Solid Tumors		Complete
Single Agent Advanced Solid Tumors		Complete
Single Agent Non-Small Cell Lung			Complete
Single Agent Small Cell Lung			Complete
Single Agent Platinum-Resistant Ovarian Cancer			Ongoing - Enrollment Complete

Since 2004, we have initiated eight clinical trials with voreloxin. Two Phase 1 clinical trials were conducted to evaluate doses and schedules of administration of voreloxin in patients with advanced solid tumors. We conducted a Phase 2 study in non-small cell lung cancer and a second Phase 2 study in small cell lung cancer. At the time we disclosed the termination of the lung cancer programs, we also announced the possibility of pursuing these indications either in combination with other anti-cancer agents or with voreloxin as a single agent at a later time.

In the third quarter of 2007, we commenced a Phase 1b/2 clinical trial of voreloxin in combination with cytarabine for the treatment of patients with relapsed/refractory AML and are testing two different cytarabine schedules.  A maximum tolerated dose (MTD) of 80 mg/m2 of voreloxin was established for Schedule A (continuous infusion of cytarabine) with nine patients reported to have achieved complete remission (CR) or complete remission without platelet recovery (CRp) in the Phase 1b dose escalation. Early data show that six of fourteen evaluable AML patients in first relapse enrolled in the Phase 2 portion of Schedule A of this study have achieved CR, with a preliminary 30-day all-cause mortality of less than 10%.  In addition, one patient who achieved a partial response proceeded to bone marrow transplant.  Enrollment for Schedule A is complete.  In Schedule B (a 2 hour intravenous infusion of cytarabine), the third dose escalation cohort, with a dose of 90 mg/m2 of voreloxin, is fully enrolled. Complete remissions have been observed in Schedule B in both relapsed and treatment refractory patients.  Enrollment into the Phase 2 portion of Schedule B is expected to begin shortly.

In the second quarter of 2008, we commenced enrollment in a Phase 2 single agent clinical trial of voreloxin in previously untreated elderly AML patients, testing three different dosing regimens.  In Schedule A (72 mg/m2 of voreloxin weekly for three weeks), twelve of 29 patients achieved CR or CRp with a 30-day all-cause mortality of 17%.  Schedule B (72 mg/m2 of voreloxin weekly for two weeks) appears to be better tolerated by patients, while maintaining anti-leukemic activity.  Ten of 35 patients on Schedule B have achieved CR or CRp. In addition to improved tolerability, the 30-day all-cause mortality has been reduced to 9%.  To date, 16 of the planned 30 patients have been enrolled in Schedule C (72 mg/m2 of voreloxin on days one and four) and enrollment continues; enrollment for Schedules A and B is completed.

In addition, at the end of 2006, we commenced a Phase 2 clinical trial of single agent voreloxin in advanced platinum-resistant ovarian cancer patients.  Three schedules of voreloxin have been studied, 48 mg/m2 given every three weeks, and 60 mg/m2 and 75 mg/m2 given every four weeks. Enrollment of this study completed in late 2008.  Data from this trial show encouraging durable anti-tumor activity in the 48 mg/m2 cohort, as measured by GOG-RECIST criteria with partial and complete responses, and progression-free survival. Some of the patients dosed with 60 mg/m2 or 75 mg/m2 of voreloxin still remain on study and complete and partial responses have been observed. Voreloxin has generally been well tolerated at all three dose levels.

In- License Agreement with Dainippon Sumitomo Pharma Co., Ltd.

In October 2003, we entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd. or Dainippon, to acquire exclusive worldwide development and marketing rights for our lead product candidate, voreloxin.

In addition to upfront payments of $0.7 million and milestone payments of $0.5 million made through December 31, 2008, we may in the future be required to make a series of milestone payments of up to $7.5 million to Dainippon for starting Phase 3 clinical testing, for filing new drug applications, or NDAs, and for receiving regulatory approval in the United States, Europe and Japan for cancer treatment. If voreloxin is approved for a non-cancer indication, additional milestone payments would become payable to Dainippon.

The agreement also provides for royalty payments to Dainippon at rates that are based on total annual net sales. Under the agreement, we must pay royalties for third party intellectual property rights necessary to commercialize voreloxin, but we may reduce our royalty payments to Dainippon if a third party markets a competitive product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

If we discontinue seeking regulatory approval and/or the sale of the product in a region, we are required to return to Dainippon its rights to the product in that region. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

Strategic Collaborations

We applied our Tethering technology in several strategic research and development collaborations entered into between 2002 and 2004 to discover and develop novel small molecules to treat cancer and other diseases.  These collaborations were designed to enable us to leverage and expand our internal development capabilities, manage our cash expenditures and diversify risk across our pipeline.

To date, our revenue has been generated primarily through our collaborations, and has consisted principally of research funding and milestones paid by our collaborators, substantially offsetting our related research and development expenses. We are no longer conducting any research activities in connection with any of our collaborations and are no longer receiving research funding in any collaboration.  Our collaboration revenue, if any, will be substantially lower in future years unless, and until, any products that may result from the two remaining collaborations advance to a level where significant milestones will be payable to us.  We do not expect to generate royalty revenue from these collaborations in the foreseeable future, if at all.  As a result of our 2008 restructuring and the resulting wind down of our research activities to focus our resources and efforts on the advancement of voreloxin, we do not anticipate conducting any research activities in connection with any future strategic collaboration.

We may in the future receive milestones as well as royalty payments based on future sales of products, if any, resulting from the collaborations with Biogen Idec and Merck described below.

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

Through December 31, 2008, we had received an aggregate of approximately $85.8 million in cash from our collaboration partners. In 2006, 2007 and 2008, we received $7.3 million, $7.6 million and $4.3 million, respectively, in revenue from Biogen Idec. This represents 54%, 83% and 80% of our total revenue for these periods. Likewise, during this same three-year period, we received $6.4 million, $1.6 million and $0.1 million, respectively, in revenue from Merck. This represents 46%, 17% and 2% of our total revenue for these periods.

Biogen Idec—Raf Kinase and Other Kinase Inhibitors

In August 2004, we entered into a collaboration agreement with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets. Raf kinase is an enzyme in the Ras pathway, a signaling pathway important to cell proliferation. The primary focus of the program is to discover small molecule inhibitors of Raf kinase and additional kinase targets that play a role in oncology and immunology indications or in the regulation of the human immune system. In connection with our June 2008 restructuring, we agreed to terminate the research term approximately two months early on June 30, 2008 and we are no longer receiving research funding from Biogen Idec.   Although the research term of the collaboration has ended, our agreement with Biogen Idec continues on a product-by-product basis for so long as there is an obligation to pay royalties on such product under the agreement.

Under the terms of the collaboration agreement, we received a $7.0 million upfront non-refundable and non-creditable technology access fee, which was recognized as revenue over the research term.  As a result of the June 2008 termination of the research term, the $0.3 million unrecognized portion of the upfront technology access fee was recognized as revenue in the first half of 2008.  During the research term, we also received research funding of $1.2 million per quarter from Biogen Idec, subject to inflation adjustments, which was paid in advance to support some of our scientific personnel.   We also received a $0.5 million milestone payment in the first half of 2008 that was recognized as revenue.  In addition, in 2006 Biogen Idec made a $14.0 million equity investment in us. To date, we have received payments totaling $42.5 million under this collaboration, including the $14.0 million equity investment.

We granted Biogen Idec a worldwide non-exclusive license to our intellectual property relating to Tethering with respect to specific collaboration targets and an exclusive license to our portion of the collaboration intellectual property for the commercialization of small molecule compounds that have a specified activity against the collaboration targets. Biogen Idec agreed to bear all costs related to this program through at least the completion of Phase 1 clinical trials, after which we have the right to participate in the co-development and co-promotion of product candidates for up to two targets including, at our option, the Raf kinase target, on a worldwide basis (excluding Japan).

Biogen Idec is required to pay up to $60.0 million in pre-commercialization milestones per target, as well as royalty payments depending on product sales. Royalty payments may be increased if we exercise our option on co-development and co-promotion rights. Royalty rates payable to us will be reduced if Biogen Idec is required to license additional intellectual property related to certain technology jointly developed under the collaboration agreement from one or more third parties in order to commercialize a collaboration product. Rights to collaboration products revert to us with a reverse royalty to Biogen Idec if Biogen Idec fails to use commercially reasonable and diligent efforts during development and commercialization of co-funded products. If we do not exercise our co-funding option for a product directed at a target selected for further collaborative work, then Biogen Idec may pursue such target on its own. We also have a non-exclusive license, with the right to obtain an exclusive license, from Biogen Idec under joint collaboration intellectual property to develop and commercialize products against other kinase targets. We will owe royalty payments to Biogen Idec for sales of any such products. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 10 years from the date of first sale of the product.

Merck

In February 2003, we entered into a license and collaboration agreement with Merck to discover, develop and commercialize small molecule inhibitors of beta-secretase, or BACE, an enzyme that is believed to be important for the progression of Alzheimer’s disease.  The research term of this collaboration ended in February 2006 and we are no longer receiving research funding.  To date, we have received payments totaling $19.0 million under this collaboration.

We granted Merck a worldwide, non-exclusive license to our intellectual property relating to use of Tethering to develop BACE inhibitors and an exclusive license to a composition of matter patent and future intellectual property relating to such inhibitors. Merck is required to pay research and development milestones of up to $84.3 million, as well as royalty payments depending on product sales. In 2006 and 2007, we received payments of $4.3 million and $1.0 million, respectively, from Merck for meeting certain preclinical milestones related to BACE.  We did not receive any milestones from Merck in 2008.  Royalty rates payable to us may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product or if a third party markets a version of the collaboration product. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product. We retain the right to develop and commercialize non-pharmaceutical products containing compounds arising from the collaboration. We would owe Merck a royalty based on sales of any such products.

Although the research term of the collaboration has ended, the agreement extends for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement.  Merck continues to examine collaboration compounds in preclinical studies; however, none have advanced to clinical studies to date.  The agreement may be, terminated by either party for the other party’s uncured breach or bankruptcy. The agreement may be terminated by Merck at any time upon three months notice to us.

In July 2004, we licensed to Merck a series of small molecule compounds we derived from Tethering to potentially complement Merck’s internal discovery efforts against an enzyme target for treating viral infections.  Merck agreed to be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies.

The agreement provides for a payment by Merck to us of an upfront technology access fee and annual license fees for our consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections. To date, we have received $3.3 million under this collaboration, including an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which was recognized as revenue over the initial three-year term.  We also received annual license fees aggregating $1.0 million through December 31, 2008, including a license fee of $0.2 million in 2007 and a license fee of approximately $0.1 million in 2008.  The annual license fees are recognized as revenue over a 12-month period when received.  No further annual license fees are payable to us under the agreement.

We assigned to Merck small molecule compounds related to the viral target and our interest in research program patents and compounds that act on the target through the inhibition mode that we identified. Merck owns all intellectual property generated in the course of performing the research, including any products resulting from the collaboration, except for improvements related to Tethering, which we own. Merck is required to make payments based on the achievement of development milestones of up to $22.1 million, as well as royalty payments based on net sales for any products resulting from the collaboration. To date, we have not received any milestone payments under the agreement and we do not expect to receive any milestone or royalty payments in the future related to the agreement.  Royalty rates payable to us, if any, may be reduced if Merck is required to license additional intellectual property from one or more third parties in order to commercialize a collaboration product. Merck may also reduce its royalty payments to us, if any, if the product is not covered by a patent. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claim relating to a product exists or 12 years from the date of first sale of the product.

Our agreement with Merck extends for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement. Either party may terminate the agreement for the other party’s uncured breach or bankruptcy. The agreement may be terminated by Merck at any time upon three months’ notice to us.

Johnson & Johnson Pharmaceutical Research & Development, L.L.C

In May 2002, we entered into a collaboration agreement with J&JPRD, to discover, develop and commercialize small molecule inhibitors of Cathepsin S, an enzyme that is important in regulating an inflammatory response. Under the terms of the agreement, we received a non-refundable and non-creditable technology access fee and certain research funding paid in advance on a quarterly basis. Costs associated with research and development activities attributable to this agreement approximated the research funding recognized. The research term of this collaboration ended in December 2005 and we are no longer receiving research funding from J&JPRD.

We granted J&JPRD a worldwide non-exclusive license to our intellectual property relating to Tethering on Cathepsin S and an exclusive license under the collaboration intellectual property for the commercialization of small molecule products arising from the collaboration. Under the agreement, J&JPRD is required to pay milestones upon achievement of certain research and development milestones of that could total up to $24.0 million, as well as royalty payments depending on product sales. To date, J&JPRD has made milestone payments totaling $1.3 million, including a milestone in February 2008 when J&JPRD selected a Cathepsin S inhibitor from the collaboration as a development candidate.  We have received payments totaling $7.3 million under this collaboration.

In the first quarter of 2009, J&JPRD informed us that it has ceased development of the previously selected Cathepsin S inhibitor and the parties initiated discussions regarding a proposed mutual termination of the collaboration agreement. As a result, we do not expect to receive any additional revenues from J&JPRD under the collaboration agreement.  J&JPRD is entitled to terminate the collaboration agreement without cause upon 180 days’ written notice.

Manufacturing

We do not have internal manufacturing capabilities and outsource the manufacture of voreloxin active pharmaceutical ingredient, or API, and the finished product incorporating the API to third-party contract manufacturers. The voreloxin API is manufactured by a single-source supplier through a multi-step convergent synthesis in which two intermediates are manufactured in a parallel process and then combined and deprotected in the final two steps. The API is then formulated and vials are filled and finished by two different third party manufacturers. The API is classified as a toxic substance, and the number of suppliers qualified to manufacture it or the finished product is limited. We have a sufficient supply of voreloxin API to conduct our current and planned Phase 1 and Phase 2 clinical trials in North America. Our inventory of voreloxin finished product is currently sufficient to support clinical trials through 2009. New lots of finished product will be manufactured and released as required to support our current and planned clinical activities.

Competition

We face significant competition from pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and selling products designed to address the treatment of cancer, including AML and ovarian cancer.  Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing, and in obtaining regulatory approvals for, and in marketing, drugs.

Voreloxin is currently being clinically tested as a treatment for AML and platinum-resistant ovarian cancer. Some of the current key competitors to voreloxin in AML include Genzyme Corporation’s clofarabine, Eisai Corporation’s decitabine, Celgene Corporation’s azacitidine and Vion Pharmaceuticals, Inc.’s laromustine, all of which could affect the treatment paradigm for acute leukemia. Each of these compounds is further along in clinical development than voreloxin. To compete effectively with these agents, voreloxin will need to demonstrate advantages either as a single agent or in combination settings.  Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have initiated Phase 3 clinical trials for this indication, including Novartis AG, which has initiated a head-to-head Phase 3 clinical trial in platinum refractory patients comparing its compound patupilone against liposomal doxorubicin.

We believe that any Raf kinase inhibitor that might be developed by Biogen Idec as a result of our collaboration would compete with several compounds being developed and clinically tested by Pfizer, Inc., Novartis AG, Plexxikon, Inc. and Exelixis Inc.

We believe that our ability to successfully compete will depend on, among other things:

• our ability to develop novel compounds with attractive pharmaceutical properties free of third party patents and to secure, protect, maintain and enforce intellectual property rights based on our innovations;

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

Intellectual Property

We believe that patent protection is crucial to our business and that our future success depends in part on our ability to obtain patents protecting voreloxin or future drug candidates, if any. We have an exclusive license to 44 issued composition-of-matter patents that cover the voreloxin drug substance. The U.S. composition-of-matter patent is due to expire in October 2015 and most of its foreign counterparts are due to expire in June 2015. Approximately 52 U.S. and foreign applications pertaining to voreloxin life cycle development are also pending. When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time.

Historically we have patented a wide range of technology, inventions and improvements considered important to the development of our business. As of December 31, 2008, we owned, co-owned or licensed rights to approximately 233 issued U.S. and foreign patents and approximately 370 pending U.S. and foreign patent applications.  Those patents expire between June 2015 and April 2024.  The number of patents and patent applications as of December 31, 2008 includes 146 patents and 67 patent applications relating to SNS-032, which were subsequently returned to BMS as a result of our termination of the license agreement with BMS, and one granted patent and nine patent applications relating to LFA-1 inhibitors, which we recently sold to SARcode. The  remaining patents and patent applications relate to SNS-314, our Tethering and additional drug discovery technology and other aspects of our  technology or other drug discovery programs, which are no longer in active development by Sunesis.

Our ability to build and maintain our proprietary position for voreloxin and any future drug candidates, if any, will depend on our success in obtaining effective claims and enforcing those claims if granted. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect voreloxin or future drug candidates, if any.  The patents we own or license and those that may issue in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

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

Our commercial success depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. The existence of third party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursuing research, development or commercialization of voreloxin or future drug candidates, if any, or be required to obtain licenses to these patents or to develop or obtain alternative technology.

We may need to commence or defend litigation to enforce or to determine the scope and validity of any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation affecting proprietary rights we own or have licensed could present significant risk of competition for voreloxin or future drug candidates, if any, we market or seek to develop. Any adverse outcome in litigation affecting third party proprietary rights could subject us to significant liabilities to third parties and could require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

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

We may need to commence litigation to enforce our trademarks and service marks or to determine the scope and validity of our or a third party’s trademark rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the trademarks or service marks if such licenses are unavailable.

Government Regulation

The United States Food and Drug Administration, or FDA, and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of voreloxin and any future drug candidates.  The application of these regulatory frameworks to the development, approval and commercialization of voreloxin or our future drug candidates, if any, will take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

U.S. Government Regulation In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, or FFDCA, and implementing regulations. The process required by the FDA before voreloxin and any future drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies;

•	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA to the FDA;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of the NDA, including proposed labeling (package insert information) and promotional materials, prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for voreloxin or our future drug candidates, if any, will be granted on a timely basis, if at all.

Preclinical Testing and INDs

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. Laboratories that comply with the FDA Good Laboratory Practice regulations must conduct preclinical safety tests.  The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in FDA authorization to commence a clinical trial. A protocol amendment for an existing IND must be made for each successive clinical trial conducted during product development.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Protection of Human Subjects regulations and Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

In addition, each clinical study must be conducted under the auspices of an independent institutional review board, or IRB, at each institution where the study will be conducted.  The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.  The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practices, or GCP, requirements and regulations for informed consent.

Clinical trials are typically conducted in the three sequential phases, which may overlap, sometimes followed by a fourth phase:

•
Phase 1 clinical trials are initially conducted in a limited population to test the drug candidate for safety (adverse effects), dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase 1b” evaluation, which is a second safety-focused Phase 1 clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

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

•
Phase 3 clinical trials are commonly referred to as pivotal trials. When Phase 2 clinical trials demonstrate that a drug candidate has potential activity in a disease or condition and has an acceptable safety profile, Phase 3 clinical trials are undertaken to further evaluate clinical efficacy and to further test for safety in an expanded patient population at multiple, geographically dispersed clinical trial sites.

•
Phase 4 (post-marketing) clinical trials may be required by the FDA in some cases. The FDA may condition approval of an NDA for a drug candidate on a sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and efficacy after NDA approval. Such post-approval trials are typically referred to as Phase 4 clinical trials.

New Drug Applications

The testing and approval processes are likely to require substantial cost, time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all.  The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

The results of development, preclinical testing and clinical trials, together with extensive manufacturing information, are submitted to the FDA as part of an NDA for approval of the marketing and commercial distribution of the drug. Once the NDA submission has been accepted for filing, for priority reviews, the FDA has the goal of reviewing and acting on such NDA filing within 180 days of its receipt. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical testing. Even if data from such testing are obtained and submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data.  If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Fast Track Designation

FDA’s fast track program is intended to facilitate the development, and to expedite the review, of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate must request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must within 60 days of receipt of the sponsor's request determine if the drug candidate qualifies for fast track designation.

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

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•
Priority Review.  Under FDA policies, a drug candidate is eligible for priority review, or review within six-months from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review.

•
Accelerated Approval.  Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we or our collaboration partners may seek fast track designation, accelerated approval or priority review for voreloxin or our future drug candidates, if any. We do not know whether voreloxin or our future drug candidates, if any, will receive a priority review designation or, if a priority designation is received, whether that review or approval will be faster than conventional FDA procedures. We also cannot predict whether voreloxin or our future drug candidates, if any, will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of voreloxin or our future drug candidates, if any.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of voreloxin or our future drug candidates, if any. We are currently conducting clinical trials in Canada and may in the future initiate clinical trials in countries in the European Union or elsewhere. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Under European Union regulatory systems permission to conduct clinical research is granted by the Competent Authority of each European Member State, or MS, and the applicable Ethics Committees, or EC, through the submission of a Clinical Trial Application. The EC in Europe serves the same function as an IRB in the United States. The review times vary by MS but may not exceed 60 days. The EC has a maximum of 60 days to give its opinion on the acceptability of the Clinical Trial Application to both the governing MS and the sponsor applicant. If the application is deemed acceptable, the MS informs the applicant (or does not within the 60 day window inform the applicant of non-acceptance) and the company may proceed with the clinical trial.

Under the European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe, Canada and the United States, we will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of our current and possible future product candidates. Our ability to sell drugs will also depend on the availability of reimbursement from government and private practice insurance companies.

Research and Development Expenses

We incurred approximately $26.3 million, $36.1 million and $35.6 million of research and development expenses in 2008, 2007 and 2006, respectively.  As a result of our June 2008 restructuring and the resulting wind down of our research activities and focus on voreloxin development, we do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of our proprietary fragment-based drug discovery methods, the development of in-house research capabilities, or on the clinical development of product candidates other than voreloxin.  In addition, we are no longer conducting any research activities in connection with any of our collaborations.

However, we have incurred and expect to continue to incur substantial research and development expenses to conduct further clinical development of voreloxin.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. In 2008, we incurred approximately $0.3 million in expenses related to the closure of our laboratory space at 341 Oyster Point Boulevard in South San Francisco, California, in accordance with environmental laws and regulations. We do not expect that expenditures for compliance with environmental laws will have a material effect on our capital expenditures or results of operations in the future.

Employees

As of December 31, 2008, our workforce consisted of 36 full-time employees, nine of whom hold Ph.D. or M.D. degrees, and eight of whom hold other advanced degrees. Of our total workforce, 20 are engaged in development and 16 are engaged in business development, finance, legal, human resources, facilities, information technology, administration and general management. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

Corporate Background

We were incorporated in Delaware in February 1998 as Mosaic Pharmaceuticals, Inc., and subsequently changed our name to Sunesis Pharmaceuticals, Inc. Our offices are headquartered at 395 Oyster Point Boulevard, Suite 400, South San Francisco, California 94080, and our telephone number is (650) 266-3500. Our website address is www.sunesis.com. Information contained in, or accessible through, our website is not incorporated by reference into and does not form a part of this report.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report in weighing a decision to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be adversely affected.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. Please see “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

 If we are unable to raise additional capital in the near term, we may not be able to continue to operate as a going concern.

We will need to raise substantial additional capital to continue the development and commercialization of voreloxin.

We will need to raise substantial additional capital in the near term to:

•	fund clinical trials and seek regulatory approvals;

•	continue and expand our development activities;

•	hire additional development personnel;

•	maintain, defend and expand the scope of our intellectual property portfolio;

•	implement additional internal systems and infrastructure; and

•	build or access manufacturing and commercialization capabilities.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials and other development activities;

•	the economic and other terms and timing of any licensing or other partnering arrangement into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of our securities of up to $43.5 million, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A Preferred Stock and warrants to purchase common stock in two closings.  $10.0 million of units would be sold in the initial closing, which is expected to occur in the near term, subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, an additional $5.0 million of units may be sold in the second closing, which closing may occur at our election or at the election of the investors in the Private Placement.  We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering a notice to us of their election to purchase the units.  Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, the remaining tranche of $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A Preferred Stock issued in the Private Placement prior to a date determined with reference to our cash balance dropping below $4.0 million at certain future dates.  If we elect to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A Preferred Stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

Assuming the initial closing for gross proceeds of $10.0 million described above, we anticipate that the net proceeds from the initial closing, together with our cash, cash equivalents and marketable securities, will be sufficient to enable us to fund our operations at least through the end of 2009. In the event the initial closing in the Private Placement for $10.0 million of units does not occur, our current cash, cash equivalents and marketable securities are sufficient to fund our operations only through April 2009.

While we expect to complete the initial closing of the Private Placement in the near term, it is possible that the conditions to the initial closing will not be met, in which event we will not receive the $10.0 million of gross proceeds that we expect to receive at that closing.  The conditions to the second closing for $5.0 million of units are substantial, including conditions related to approval by our stockholders, the development of voreloxin and our stock price, and it is possible that the conditions to this second closing will not be met, in which event we would not receive the $5.0 million of gross proceeds that are contemplated for that closing. The $28.5 million common equity closing is entirely in the discretion of the investors in the Private Placement, and it is possible that they will elect not to complete that closing for reasons related to our business or other factors.

The closing of the Private Placement will result in substantial dilution to our stockholders.  Following the initial closing, the holders of our common stock prior thereto will hold approximately 54.3% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and will hold approximately 37.2% if the warrants issued at the initial closing are exercised in full.  Following the second closing for $5.0 million of units, if completed, the holders of our common stock prior to the Private Placement will hold approximately 44.2% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and will hold approximately 28.3% if the warrants issued at the initial and second closings are exercised in full.  Following the common equity closing, if completed, the holders of our common stock prior to the Private Placement would hold approximately 19% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and would hold approximately 15% if the warrants issued at the initial and second closings are exercised in full.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including the possible closings of the sale of units and common stock in the Private Placement described above and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. We do not know whether additional funding will be available on acceptable terms, or at all.

We are currently continuing to conduct our ongoing clinical trials of voreloxin in acute myeloid leukemia, or AML, and ovarian cancer. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or scale back our development program or conduct additional workforce or other expense reductions. For example, in June 2008, we announced that we reduced our workforce by approximately sixty percent and implemented a revised operating plan to focus our efforts on voreloxin, wind down our internal discovery research activities to streamline our operations and extend our financial resources. In addition, we may have to partner voreloxin at an earlier stage of development than we might otherwise choose to do, which would lower the economic value of that program to us.

Our failure to raise capital when needed and on acceptable terms would require us to reduce our operating expenses, delay or reduce the scope of our voreloxin development program and limit our ability to continue our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accountants have indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2008 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accountants have indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Conditions affecting the equity market may make it more difficult and costly to raise additional capital.

Currently, there is turmoil in the U.S. economy in part due to tightening credit markets. Banks have tightened their lending standards, investors are balking at buying stock and corporate bonds and economic growth has slowed. Factors contributing to a slowing economy appear to be reduced credit availability, falling house prices and rising prices. If these factors continue to affect equity markets, our ability to raise capital may be adversely affected.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998. Our net loss for the years ended December 31, 2008, 2007 and 2006 was $37.2 million, $38.8 million, and $31.2 million, respectively. As of December 31, 2008, we had an accumulated deficit of $316.2 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing pivotal and Phase 3 clinical trials for voreloxin, as we conduct development of, and seek regulatory approvals for, voreloxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

Our business model had been based in part upon entering into strategic collaborations for discovery and/or the development of some of our product candidates. To date, we have derived substantially all of our revenue from research collaboration agreements. The research phase for all of our revenue-generating collaboration agreements is completed. We do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital which may not be available to us on acceptable terms, if at all, the development of voreloxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

 There is a high risk the development of voreloxin could be halted or significantly delayed for various reasons; our clinical trials for voreloxin may not demonstrate safety or efficacy or lead to regulatory approval.

Voreloxin is prone to the risks of failure inherent in the drug development process. We need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that voreloxin is safe and effective to the satisfaction of the FDA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

For example, we terminated two Phase 2 trials of voreloxin in small cell and non-small cell lung cancer. We recently  ceased development of SNS-032 and terminated our related license agreement with BMS after completion of a Phase 1 trial as no responses demonstrating efficacy were observed in that trial. In addition, in our Phase 1 trial of SNS-314, a maximum tolerated dose was not established and no responses were observed.  As a result, we have suspended further development of SNS-314 while we seek a partner or licensee to support further development.

If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate them. If clinical trials are halted, or if they do not show that voreloxin is safe and effective in the indications for which we are seeking regulatory approval, our future growth will be limited and we may not have any other product candidates to develop.

We do not know whether our ongoing clinical trials or any other future clinical trials with voreloxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

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

In March 2008, we informed the FDA of a stability observation in our voreloxin drug product. Specifically, visible particles were observed during stability studies of one of our voreloxin drug product lots. We have since identified a process impurity in the voreloxin active pharmaceutical ingredient, or API, that, when formulated into the packaged vial of the voreloxin drug product, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to attempt to control the impurity and thereby prevent particle formation. One lot of voreloxin API manufactured using the revised manufacturing process has been formulated into a drug product lot that has completed nine months of stability testing without formation of particles. This drug product lot is currently being used in our clinical trials. It will take time to evaluate whether or not this revised manufacturing process for voreloxin API will be successful in stopping the formation of particles in this drug product lot over the longer term, and to evaluate whether or not such control of particle formation would also be reliably and consistently achieved in subsequent lots over the shorter or longer term. We provided an update on the results from our process optimization activities to the FDA in December 2008. If the change in manufacturing process does not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA, which could possibly include temporary clinical hold until the issue has been resolved to their satisfaction.

The failure to enroll patients for clinical trials may cause delays in developing voreloxin.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of voreloxin. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely effected by negative results from completed trials. Voreloxin is being tested in AML and ovarian cancer, which can be difficult patient populations to recruit.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA or other regulatory agencies.

Prior to receiving approval to commercialize voreloxin or future product candidates, if any, in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities.

We rely on third parties to manufacture our voreloxin drug product and its active pharmaceutical ingredient, and depend on a single supplier for the active pharmaceutical ingredient. There are a limited number of manufacturers that are capable of manufacturing voreloxin.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture voreloxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the voreloxin API and the finished drug product. The API is classified as a toxic substance, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture finished drug product. We currently have established relationships with only one manufacturer for API and two manufacturers for the finished drug product. If our third-party API manufacturer is unable or unwilling to produce voreloxin, we will need to establish a contract with another supplier. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API for six to nine months, during which time we will rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for all our API and finished drug product needs in the foreseeable future.

 Voreloxin requires precise, high quality manufacturing. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards. Our contract manufacturer’s failure to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for voreloxin, cost overruns or other problems that could seriously harm our business.

To date, voreloxin has been manufactured in small quantities for preclinical studies and clinical trials. Prior to being approved for commercial sale, we will need to manufacture finished drug product in larger quantities. Significant scale-up of manufacturing will be accompanied by significant validation studies, which will be reviewed by the FDA prior to approval. If we are unable to successfully increase the manufacturing capacity for voreloxin, the regulatory approval or commercial launch may be delayed or there may be a shortage in commercial supply.

Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. For example, because we rely on a single supplier for voreloxin API, the failure of such supplier to have sufficient quantities of the API or to supply API on a timely basis or at all would negatively affect us. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

We expect to expand our clinical development capabilities, and any difficulties hiring or retaining key personnel or managing this growth could disrupt our operations.

We are highly dependent on the principal members of our development staff. We expect to expand our clinical development capabilities by increasing expenditures in these areas, hiring additional employees and expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management and specialized personnel required for clinical development. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing voreloxin.

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

If a third party asserts that we infringe its patents or other proprietary rights, we could face a number of challenges that could seriously harm our competitive position, including:

•
infringement and other intellectual property claims, which would be costly and time consuming to litigate, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from our business;

•
substantial damages for past infringement, which we may have to pay if a court determines that voreloxin or any other product candidates in the future infringes a third party’s patent or other proprietary rights;

•
a court order prohibiting us from selling or licensing voreloxin or any future product candidates unless a third party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.

If our competitors develop and market products that are more effective, safer or less expensive than voreloxin, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML and ovarian cancer.  Voreloxin is a small molecule therapeutic that will compete with other drugs and therapies that currently exist or are being developed. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for, and marketing, drugs.

We believe that our ability to successfully compete with voreloxin and any future product candidates, if any, will depend on, among other things:

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

Some of the current key competitors to voreloxin in AML include Genzyme Corporation’s clofarabine, Eisai Corporation’s decitabine, Celgene Corporation’s azacitidine and Vion Pharmaceuticals, Inc.’s laromustine, all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is voreloxin. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have initiated Phase 3 clinical trials for this indication.

We expect competition for voreloxin to increase as additional products are developed and approved to treat AML and ovarian cancer in various patient populations.  If our competitors market products that are more effective, safer or less expensive than voreloxin or our other future products, if any, or that reach the market sooner we may not achieve commercial success or substantial market penetration. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by our competitors may render voreloxin or any future product candidates obsolete.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our voreloxin drug product.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our planned and existing clinical trials for voreloxin. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

Our proprietary rights may not adequately protect voreloxin or future product candidates, if any.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for voreloxin and any future product candidates in the United States and other countries. As of December 31, 2008, we owned, co-owned or had rights to approximately 233 issued U.S. and foreign patents and approximately 370 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The voreloxin API composition of matter is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. We do not know whether patent term extensions and data exclusivity periods will be available in the future. Voreloxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, voreloxin will be approved by the FDA. Even if voreloxin is approved by the FDA in the future, we may not have sufficient time to commercialize our voreloxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering voreloxin. Our obligation to pay royalties to Dainippon, the company from which we licensed voreloxin, may extend beyond the patent expiration, which would further erode the profitability of this product.

Our workforce reductions in August 2007, June 2008, March 2009 and any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

In August 2007, we conducted a workforce reduction of approximately twenty five percent in order to reduce expenses. In June 2008, we conducted a second workforce reduction of approximately sixty percent to focus on the development of voreloxin. In March 2009, in conjunction with the closing of the Private Placement we conducted an additional workforce reduction of six employees. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or the work product of current or former personnel could hamper or prevent our ability to commercialize voreloxin, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing voreloxin.

We currently have no sales or distribution capabilities and limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize voreloxin in North America, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems to commercialize voreloxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we directly marketed or sold voreloxin. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize voreloxin. If we are not successful in commercializing voreloxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We depend on various consultants and advisors for the success and continuation of development efforts.

We work extensively with various consultants and advisors, who provide advice and or services in various business and development functions, including clinical development, operations and strategy, regulatory matters, accounting and finance. The potential success of our drug development programs depends, in part, on continued collaborations with certain of these consultants and advisors. Our consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

If conflicts of interest arise between our collaboration partners and us, any of them may act in their self interest, which may be adverse to our interests.

If a conflict of interest arises between us and one or more of our collaboration partners, they may act in their own self interest or otherwise in a way that is not in the interest of our company or our stockholders. Our collaboration partners are conducting multiple product development efforts within the disease area that is the subject of collaboration with our company. In some of our collaborations, we have agreed not to conduct, independently or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these collaborations. Competing products, either developed by our collaboration partners or to which our collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the collaboration agreement.

If one or more of our collaboration partners were to breach or terminate their collaboration agreements with us or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates could be delayed or terminated. We do not know whether our collaboration partners will pursue alternative technologies or develop alternative product candidates, either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaboration agreements with our company.

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

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities consist primarily of investments in readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our current liquidity needs.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of voreloxin.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a new drug application or NDA, from the FDA, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for voreloxin.  None of our collaboration partners has had a product resulting from our collaboration enter clinical trials.  In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

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

Because we conduct clinical trials in humans, we face the risk that the use of voreloxin and any other future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10.0 million aggregate, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

Even if we receive regulatory approval to sell voreloxin, the market may not be receptive to voreloxin.

Even if voreloxin obtains regulatory approval voreloxin may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	timing of market introduction of competitive products;

•	Efficacy of our product;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	Strength of marketing and distribution support;

•	price of voreloxin, both in absolute terms and relative to alternative treatments; and

•	availability of reimbursement from health maintenance organizations and other third-party payors.

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

If voreloxin fails to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

Even if we receive regulatory approval for voreloxin, we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize voreloxin.

Any regulatory approvals that we or our collaboration partners receive for voreloxin or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market voreloxin or our future products and we may not achieve or sustain profitability.

The coverage and reimbursement status of newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement could limit our ability to market voreloxin  and decrease our ability to generate revenue.

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of voreloxin and our future products, if any, in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products. These payors may not view our future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our future products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our future products may reduce any future product revenue.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing voreloxin abroad.

We intend to market voreloxin in international markets. In order to market voreloxin in Canada, the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize voreloxin or any other future products in any market.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market voreloxin in both the United States and foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to voreloxin. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of voreloxin to other available therapies. If reimbursement of voreloxin is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Risks Related to Our Common Stock

The closing of the Private Placement will result in substantial dilution to our stockholders.  If we sell shares of our common stock in future financings or other arrangements, stockholders may experience additional dilution.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of up to $43.5 million of our securities or the Private Placement. The Private Placement includes up to $15.0 million of units consisting of convertible preferred stock and warrants to purchase common stock in two closings.  The initial closing for $10.0 million of units is expected to close in the near term, subject to the satisfaction of customary closing conditions. Subject to approval by our stockholders, an additional $5.0 million of units may be sold in the second closing, which closing may occur at our election or at the election of the investors in the Private Placement. We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we do not deliver notice to the investors of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing. Notice of an election to complete the second closing, either by us or the investors, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing. If the second closing occurs, it will be subject to the satisfaction of customary closing conditions. Subject to the approval of our stockholders, the remaining tranche of $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at or prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, subject to approval of a majority of the investors and selling at least $28.5 million of common stock in the common equity closing. The common equity closing may also be completed upon the election of the holders of a majority of the convertible preferred stock prior to a date determined with reference to our cash balance at certain future dates.

The closing of the Private Placement will result in substantial dilution to our stockholders.  Following the initial closing, the holders of our common stock prior thereto will hold approximately 54.3% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and will hold approximately 37.2% if the warrants issued at the initial closing are exercised in full.  Following the second closing for $5.0 million of units, if completed, the holders of our common stock prior to the Private Placement will hold approximately 44.2% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and will hold approximately 28.3% if the warrants issued at the initial and second closings are exercised in full.  Following the common equity closing, if completed, the holders of our common stock prior to the Private Placement would hold approximately 19% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and would hold approximately 15% if the warrants issued at the initial and second closings are exercised in full.

We need to raise substantial additional funds, through the Private Placement and otherwise, to continue our operations, fund additional clinical trials of voreloxin and potentially commercialize voreloxin. We plan to continue to finance our operations with a combination of equity issuances (including the possible closings of the sale of units and common stock in the Private Placement and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant.

We may not have the sufficient funding to distribute capital to our common stockholders or continue our business upon a change of control event.

If a change of control (as that term is defined in the Certificate related to the convertible preferred to be issued in the Private Placement), which includes a sale or merger of  Sunesis or a significant partnering transaction, occurs, the holders of the convertible preferred would be entitled to receive, before any proceeds are distributed to common stockholders, three times the amount that the investors in the Private Placement paid for the units ($10.0 million at the initial closing and, if consummated, an additional $5.0 million at the second closing), which could equal up to a total of $45.0 million.  We would not have any capital to distribute to our common stockholders if the consideration received in a transaction that triggers a change of control event under the certificate of designation is less than this liquidation preference amount.  Further, if the investors elect to treat a partnering transaction as a change of control, entitling the holders of the convertible preferred to the liquidation preference described above, the holders of the convertible preferred would be entitled to the full amount of any payments made by a corporate partner by surrendering the convertible preferred, up to the liquidation preference amount, which may leave us with insufficient resources to continue our business.  This right of the holders of the convertible preferred may also impair our ability to enter into a significant partnering transaction since a partner would be willing to enter into a partnering agreement with us only if we have or had access to sufficient capital to satisfy our obligations under the partnering agreement.  Whether or not we would have sufficient resources would depend on the terms of the partnering agreement and other cash resources available to us at that time.

We cannot take fundamental actions related to Sunesis without the consent of a majority of the holders of the convertible preferred to be issued in the Private Placement.

For as long as the convertible preferred is outstanding, the holders of the convertible preferred to be issued in the Private Placement will have a number of rights, including the right to approve any sale of the company, any significant partnering transaction, any issuance of debt or convertible preferred and, except if certain conditions are met, any issuance of common stock other than the second closing and the common equity closing contemplated by the Private Placement.  It is possible that the interests of the holders of the convertible preferred and the holders of common stock may be inconsistent, resulting in the inability to obtain the consent of the holders of convertible preferred to matters that may be in the best interests of the common stockholders.

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In 2008, our common stock traded as low as $0.18 and as high as $2.10. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	failure to raise additional capital to carry through with our clinical development plans and current and future operations;

•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for voreloxin;

•
announcements of FDA non-approval of voreloxin, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

•	announcements relating to our collaborations with Biogen Idec, J&JPRD and Merck;

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of voreloxin or our future products, if any;

•	Market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of new products by our competitors;

•	issues in manufacturing voreloxin drug substance or drug product ,or future products, if any;

•	Market acceptance of voreloxin or our future products, if any;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of voreloxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million. As of December 31, 2008, our stockholders’ equity was $6.5 million.  As a result, we do not meet The NASDAQ Global Market’s stockholders’ equity listing requirement.  In the event we complete the first closing contemplated by the Private Placement, our stockholders’ equity would be in excess of $10 million, which may forestall delisting of the Company by NASDAQ.

Additionally, our common stock has traded in the near term below the $1.00 minimum bid price every trading day since September 17, 2008. Under normal circumstances, companies traded on NASDAQ would receive a deficiency notice from NASDAQ if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, NASDAQ announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price and the market value of publicly held shares, with the suspension to remain in place until Monday, July 20, 2009. If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of NASDAQ’s enforcement suspension or if the market value of our common stock trades below $5 million for 30 consecutive business days following the end of NASDAQ’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period and we would have 90 calendar days to regain compliance by having our publicly held shares trade over $5 million in value for at least a 10-day period. If we were to fail to regain compliance during the grace period, our common stock could be delisted.

If we fail to comply with the listing standards, we may consider transferring to the NASDAQ Capital Market, provided we met the transfer criteria, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the NASDAQ Capital Market could adversely affect the liquidity of our common stock.  If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	a reduced amount of news and analyst coverage for us;
•	a decreased ability to issue additional securities or obtain additional financing in the future;
•	reduced liquidity for our stockholders;
•	potential loss of confidence by collaboration partners and employees; and
•	loss of institutional investor interest and fewer business development opportunities.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

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

Our executive officers and directors and their affiliates beneficially owned approximately 7.5 percent of our outstanding common stock as of March 15, 2009. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Prior to January 15, 2009, we leased approximately 54,000 square feet of office and laboratory space at 341 Oyster Point Boulevard in South San Francisco, California, with an initial lease term expiring in June 2013. As a result of the reorganization and workforce reduction in June 2008, we vacated this building and consolidated our remaining employees to 395 Oyster Point Boulevard and 349 Allerton Avenue, as described below.  In January 2009, we signed an agreement for the termination of our lease at 341 Oyster Point Boulevard and voluntarily surrendered the premises to our landlord.  See Note 17 Subsequent Events to the Notes to Consolidated Financial Statements for further information regarding our lease.

In December 2006, we leased approximately 15,000 square feet of office space at 395 Oyster Point Boulevard in South San Francisco, California which currently is our main office. This lease expires in April 2013, subject to our option to extend the lease through February 2014.

In October 2008, we leased approximately 5,500 square feet of laboratory space at 349 Allerton Avenue, South San Francisco, California.  Our lease expires in October 2010, with an option to extend the lease through October 2012.

We believe that our current facilities will be sufficient to meet our needs through 2009.

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

We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, has been traded on the Nasdaq Global Market, since September 27, 2005, under the symbol SNSS.

Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low sales prices by quarter as reported by the Nasdaq Global Market.

Year-Ended December 31, 2007	High	Low
First Quarter	$5.23	$4.04
Second Quarter	$4.70	$3.25
Third Quarter	$3.69	$2.31
Fourth Quarter	$2.64	$1.70

Year-Ended December 31, 2008	High	Low
First Quarter	$1.98	$1.13
Second Quarter	$2.01	$1.26
Third Quarter	$1.82	$0.91
Fourth Quarter	$0.95	$0.31

As of March 20, 2009, there were approximately 207 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On March 23, 2009, the last sale price reported on the Nasdaq Global Market for our common stock was $0.17 per share.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our Board of Directors is to retain cash and investments primarily to provide funds for our future growth.

Unregistered Sales of Equity Securities

There were no repurchases of securities or any sales of unregistered equity securities during the year ended December 31, 2008.

Performance Graph

The following graph compares our cumulative total stockholder return since September 27, 2005 with The NASDAQ Composite Index and The NASDAQ Biotechnology Index composed of other similarly situated companies. The graph assumes that the value of the investment in our common stock and each index was $100.00 on September 27, 2005 and assumes reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance, and we do not make or endorse any predictions as to future stockholder returns.

The information presented above in the stock performance graph shall not deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C and is not to be incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Consolidated Statement of Operations:
Revenues:
Collaboration revenue	$4,917	$1,576	$6,353	$7,395	$5,938
Collaboration revenue from related party	—	7,587	7,318	9,018	4,201
License revenue	500	500	—	—	—
Grant and fellowship revenue	—	—	38	109	166
Total revenues	5,417	9,663	13,709	16,522	10,305
Operating expenses:
Research and development	26,285	36,060	35,615	36,166	23,616
General and administrative	11,524	13,570	12,255	8,283	7,352
Restructuring and impairment charges	5,783	1,563	—	—	—
Total operating expenses	43,592	51,193	47,870	44,449	30,968
Loss from operations	(38,175)	(41,530)	(34,161)	(27,927)	(20,663)
Interest income	929	2,972	3,395	1,092	518
Interest expense	(172)	(210)	(478)	(674)	(387)
Other income (expense), net	232	7	7	10	2
Net loss	(37,186)	(38,761)	(31,237)	(27,499)	(20,530)
Convertible preferred stock deemed dividend	—	—	—	(88,092)	—
Loss applicable to common stockholders	$(37,186)	$(38,761)	$(31,237)	$(115,591)	$(20,530)
Basic and diluted loss per share applicable to common stockholders	$(1.08)	$(1.20)	$(1.13)	$(17.41)	$(15.77)
Shares used in computing basic and diluted loss per share applicable to common stockholders	34,387,177	32,340,203	27,758,348	6,637,935	1,302,096

	As of December 31,
Consolidated Balance Sheet Data:	2008	2007	2006	2005	2004
	(In thousands)
Cash, cash equivalents and marketable securities	$10,619	$47,684	$63,105	$48,333	$36,812
Working capital	5,371	39,707	55,279	40,156	27,707
Total assets	12,784	53,246	69,276	54,708	43,026
Long-term portion of equipment leases	—	1,353	956	1,306	4,438
Convertible preferred stock	—	—	—	—	108,813
Common stock and additional paid-in capital	322,675	320,583	298,077	249,692	6,494
Accumulated deficit	(316,192)	(279,006)	(240,245)	(209,008)	(93,417)
Total stockholders’ equity (deficit)	6,491	41,394	56,804	38,466	(90,044)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2008 and results of operations for the year ended December 31, 2008 should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid tumor cancers.  We have built a highly experienced cancer drug development organization committed to advancing our lead product candidate, voreloxin, in multiple indications to improve lives of people with cancer.

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our proprietary methods of discovering drugs in pieces, or fragments. Since 2002 through June 2008, we focused on the discovery in-licensing and development of novel small molecule drugs. In June 2008, we announced a corporate realignment to focus on the development of voreloxin.  In conjunction with this strategic restructuring, we expanded our late-stage development team, announced the winding down of our internal discovery research activities, ceasing development of  an enhanced fragment-based discovery platform, and reduced our workforce by approximately 60 percent.

We are currently advancing voreloxin through Phase 2 development. Voreloxin is a first-in-class anticancer quinolone derivative, or AQD, a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate antitumor activity by targeting mammalian topoisomerase II, an enzyme critical for replication, and have demonstrated promising preclinical antitumor activity.  We are in the process of conducting three clinical trials of voreloxin: a Phase 2 clinical trial (known as the REVEAL-1 trial) in previously untreated elderly patients with acute myeloid leukemia, or AML, a Phase 1b/2 clinical trial combining voreloxin with cytarabine for the treatment of patients with relapsed/refractory AML, and a Phase 2 single agent clinical trial in advanced platinum-resistant ovarian cancer patients. We have worldwide development and commercialization rights to voreloxin. We may enter into partnering arrangements for this product candidate to maximize its commercial potential.

We have taken a number of important steps to focus our resources and efforts on the advancement of voreloxin.  We have discontinued development of our product candidate, SNS-032, a selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9, which we had in-licensed from Bristol-Myers Squibb Company, or BMS.  In December 2008, we notified BMS that we were terminating the license agreement for SNS-032.  In addition, we recently completed enrollment in a Phase 1 trial of SNS-314, a potent and selective pan-Aurora kinase inhibitor discovered internally at Sunesis, in patients with advanced solid tumors.  A maximum tolerated dose was not established in that trial, and no responses were observed.  We currently have no plans to conduct further development activities on SNS-314 on our own, but we plan to seek a partner to support further development of SNS-314.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of our securities of up to $43.5 million, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A Preferred Stock and warrants to purchase common stock in two closings.  $10.0 million of units would be sold in the initial closing, which is expected to occur in the near term, subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, an additional $5.0 million of units may be sold in the second closing, which closing may occur at our election or at the election of the investors in the Private Placement.  We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering a notice to us of their election to purchase the units.  Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, the remaining tranche of $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A Preferred Stock issued in the Private Placement prior to a date determined with reference to our cash balance dropping below $4.0 million at certain future dates.  If we elect to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A Preferred Stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

In conjunction with the Private Placement, the investors have been granted a number of rights, including the right to approve any sale of the company, any issuance of debt or preferred stock and, except if certain conditions are met, any issuance of common stock other than the second closing and the common stock financing described above, and the right to appoint three of eight members of our Board of Directors following the initial closing and five of nine members of our Board of Directors following the second closing, if completed.

In March 2009, we announced that we sold our interest in all of our lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how to SARcode Corporation, or SARcode, for a total cash consideration of $2 million. SARcode has been the exclusive licensee of those assets since March 2006 and is developing a small molecule LFA-1 inhibitor, SAR1118, for T-cell mediated ophthalmic diseases.  We still hold a series of secured convertible notes issued by SARcode having a total principal value of $1 million.  We had discontinued our LFA-1 antagonist program in 2004 when we focused our research and development efforts on oncology.

Our fragment-based discovery approach, called Tethering® formed the basis of several strategic research and development collaborations entered into between 2002 and 2004, including collaborations with Biogen Idec, Inc., or Biogen Idec, Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or J&JPRD, and Merck & Co., Inc., or Merck. We are no longer receiving research funding in any of our current collaborations.  In the first quarter of 2009, J&JPRD informed us that it has ceased development of the previously selected Cathepsin S inhibitor and the parties initiated discussions regarding a proposed mutual termination of the collaboration agreement. As a result, we do not expect to receive any additional revenues from J&JPRD under the collaboration agreement. J&JPRD is entitled to terminate the collaboration agreement without cause upon 180 days’ written notice. We may in the future receive milestones as well as royalty payments based on future sales of products, if any, resulting from the Biogen Idec or Merck collaborations.

We have incurred significant losses in each year since our inception. As of December 31, 2008, we had an accumulated deficit of $316.2 million, including a deemed dividend of $88.1 million recorded in conjunction with our IPO in September 2005. We expect our significant net losses to continue for the foreseeable future, as we continue to conduct development of, and seek regulatory approvals for, voreloxin.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and accompanying notes, including reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

In accordance with Emerging Issues Task Force, or EITF, 00-21, “Accounting for Revenue Arrangements with Multiple Deliverable”, which we adopted effective July 1, 2003, revenue arrangements with multiple deliverable items are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units of accounting based on their respective fair value, and we apply the applicable revenue recognition criteria to each of the separate units. Where an item in a revenue arrangement with multiple deliverables does not constitute a separate unit of accounting and for which delivery has not occurred, we defer revenue until the delivery of the item is completed.

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

We recognize revenue from milestone payments, which are substantially at risk at the time the collaboration agreement is entered into and performance-based at the date of the collaboration agreement, upon completion of the applicable milestone events. We intend to recognize any future royalty revenue, if any, based on reported product sales by third-party licensees.

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

Stock-Based Compensation

We grant options to purchase common stock to our employees, directors and consultants under our stock option plans. Eligible employees can also purchase shares of common stock at 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date under our 2005 Employee Stock Purchase Plan.

Upon adoption of FAS 123R, we retained our method of valuation for share-based awards granted using the Black-Scholes option-pricing model or Black-Scholes Model. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Changes in these input variables would affect the amount of expense associated with stock-based compensation.

FAS 123R requires the cash flows resulting from the tax benefits related to tax deductions in excess of the compensation costs recognized for these options (excess tax benefits) to be classified as financing cash flows.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial statements. See Note 14, Fair Value Measurements, to the Notes to Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.

In February 2008, the FASB issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. We do not expect the adoption of FAS 157 for non-financial assets and non-financial liabilities to have a material effect on our consolidated financial statements.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development,” or EITF 07-03. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of EITF 07-03 did not have a material impact on our financial statements.

Accounting for Collaborative Agreements

In December 2007, the EITF reached a consensus on EITF Issue 07-01 “Accounting for Collaborative Agreements,” or EITF 07-01. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-01 to have a material impact on our financial statements.

Overview of Revenues

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue or any other significant revenue for the foreseeable future. To date, our revenue has consisted of collaboration revenue, license revenue and grant and fellowship revenue.

Collaboration Revenue.  In the past we have generated revenue primarily through our collaborations consisting principally of research funding and milestones paid by our collaborators, substantially offsetting our related research and development expenses. We are no longer conducting any research activities in connection with any of our collaborations and are no longer receiving research funding in any collaboration.  As a result of our 2008 restructuring and the resulting wind down of our research activities to focus our resources and efforts on the advancement of voreloxin, we do not anticipate conducting any research activities in connection with any future strategic collaboration or receiving any research funding.

We are entitled to receive milestone payments under our collaborations with Biogen Idec, J&JPRD and Merck if one or more of these collaborators achieve a milestone for which a payment is due to us. Milestone payments earned under collaborations totaled $4.8 million in 2006, and $1.0 million in each of 2007 and 2008.  We may in the future receive royalty payments based on future sales of products, if any, resulting from these collaborations. However, none of the products under these collaborations have yet entered clinical testing in humans.  In addition, in the first quarter of 2009, J&JPRD informed us that it has ceased development of the previously selected Cathepsin S inhibitor and the parties initiated discussions regarding a proposed mutual termination of our collaboration agreement.  As a result, we do not expect to receive any milestone or royalty revenue from J&JPRD in the future.

The table below sets forth our revenue since January 1, 2006 from each of these collaborators.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Biogen Idec	$4,310	$7,587	$7,318
Merck	107	1,576	6,353
J&J PRD	500	—	—
Total	$4,917	$9,163	$13,671

Our collaboration revenue, if any, will be substantially lower in future years unless, and until, any products that may result from the collaborations advance to a level where significant milestones will be payable to us.  We do not expect to generate royalty revenue from these collaborations in the foreseeable future, if at all.  See Note 4 Strategic Collaborative Agreements, to Notes to Consolidated Financial Statements for more information regarding our strategic collaborations.

Grant and Fellowship Revenue.  Grant and fellowship revenue is recognized as we perform services under the applicable grant. Since inception, we had been awarded an aggregate of $5.4 million in federal grants, and had recognized $2.5 million as revenue from such grants and other significantly smaller grants and fellowships.  Grant and fellowship revenues for the period ended December 31, 2006 was under $0.1 million. There was no grant and fellowship revenue recognized in 2007 or 2008 and we do not expect to recognize any grant and fellowship revenue in future years.

License Revenue.  Under our license agreement with SARcode, we recognized total cash payments of  $1.0 million in license fees,$0.5 million in each of 2007 and 2008. We also received a series of three secured notes, with a total principal value of $1.0 million, which are convertible into preferred stock of SARcode.  We did not record these notes which are due in 2012, as revenue due to uncertainty of collectibility. In March 2009, we announced that we sold our interest in all of the patents and related know-how that had been the subject of the license agreement to SARcode for a total cash consideration of $2 million.  As a result, the license with SARcode was terminated and we will not receive any future license fees, milestones or royalties under that license.

Overview of Operating Expenses

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

•	in the development of our proprietary fragment-based Tethering drug discovery approach and other novel fragment-based drug discovery methods,

•	in the development of in-house research, preclinical study and development capabilities,

•	in connection with in-licensing activities, and

•	in the conduct of activities we are required to perform in connection with our strategic collaborations.

We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense annually since January 1, 2006.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Voreloxin	$16,544	$13,699	$8,420
SNS-032	3,480	3,723	5,446
SNS-314	2,004	4,563	5,238
Discovery programs and new technologies	2,233	4,128	3,762
Other kinase inhibitors	1,997	8,785	10,728
RAF kinase inhibitors	4	881	1,482
Other programs	23	275	213
BACE inhibitors for Alzheimer’s disease	—	4	316
TNF family and oncology research	—	2	3
Cathepsin S inhibitors	—	—	7
Total	$26,285	$36,060	$35,615

We have incurred research and development expense associated with both our internal research and development activities and in the conduct of activities we were required to perform in connection with our strategic collaborations. Each of our collaborations involved research funding to us which substantially offset the related research and development expenses.

As a result of our 2008 restructuring and the resulting wind down of our research activities, we do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of our proprietary fragment-based drug discovery methods, or the development of in-house research capabilities.  In addition, we are no longer conducting any research activities in connection with any of our collaborations.

However, we have incurred and expect to continue to incur substantial research and development expense to conduct clinical trials of voreloxin.  Clinical trials are costly, and as we continue to advance voreloxin through clinical development, we expect our related expenses to remain high. For example, we expect to spend at least $11.0 million over the next twelve months to advance our voreloxin program to completion of the current Phase 1b/2 combination trial in AML, Phase 2 AML clinical trial in the untreated elderly and Phase 2 clinical trial in ovarian cancer.  As of the date of this report, due to the risks inherent in the clinical trial process and given the early state of development, we are unable to estimate the additional substantial costs we will incur in the voreloxin development program.

In addition, we are currently focused on trials in voreloxin of targeted indications and patient populations.  Based on results of translational research, clinical results, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat and how much funding to direct to each indication on an ongoing basis. This will affect our research and development expense going forward.

We are currently anticipating that development of voreloxin will be our highest priority.  If we engage a development or commercialization partner on our voreloxin program, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected.  We can not predict whether future collaborative or licensing arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Under our Biogen Idec agreement, we have the right to participate in the co-development and co-promotion of product candidates for up to two targets including, at our option, the Raf kinase target, on a worldwide basis (excluding Japan). If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly.

General and Administrative Expense.  Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, facilities management, legal (including intellectual property), management and general administration, as well as non-cash stock-based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and independent auditors. In 2009, we expect general and administrative expenses to be further reduced.

Restructuring and Impairment Expenses.  In the second quarter of 2008, we implemented a corporate realignment to focus on the development of  voreloxin.  In conjunction with this strategic restructuring, we expanded our late stage development leadership team, announced the winding down of internal discovery research activities and reduced our workforce by approximately 60 percent.  All terminated employees were awarded severance payments and continuation of benefits, based on length of service, and career transition assistance.  We also consolidated our remaining employees in our leased premises at 395 Oyster Point Boulevard and 349 Allerton Avenue and vacated our former research and development facility at 341 Oyster Point Boulevard in February 2009.

On March 30, 2009, the Compensation Committee of our Board of Directors, in conjunction with the closing of the Private Placement, committed to a restructuring plan that will result in a reduction in force affecting six employees, including two executives: Valerie Pierce, Senior Vice President and General Counsel, and Dr. Lesley Stolz, Vice President, Business and Corporate Development. In addition, Dr. Jim Young is retiring as Executive Chairman and will continue to serve on the Board of Directors as non-executive Chairman. Employees directly affected by the restructuring plan have received notification and will be provided with severance payments. We expect to complete the restructuring plan in April 2009.

As a result of the restructuring plan, we estimate that we will record a one-time restructuring charge of approximately $0.6 million in the first quarter of 2009 for severance and other personnel-related expenses. The severance payments will be made during the second quarter of 2009. Other personnel-related expenses such as employee benefits will be substantially paid over the remainder of 2009. The restructuring charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may materially differ. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plan.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenue.  Total revenue decreased to $5.4 million in 2008 from $9.7 million in 2007. Collaboration revenue decreased to $4.9 million in 2008 from $9.2 million in 2007, primarily due to (i) a $3.3 million decrease in collaboration revenue from Biogen Idec resulting from the June 2008 termination of the research phase of our collaboration and (ii) a $1.5 million decrease in research revenue from our BACE program with Merck.  Partially offsetting the decrease in collaboration revenue in 2008 was a milestone payment from J&JPRD for the selection of a compound targeting the Cathepsin S enzyme using our proprietary Tethering technology.  We expect that  we will have substantially lower collaboration revenue, if any, in 2009 and in future years unless, and until, any products that may result from the collaborations advance to a level where significant milestones will be payable to us.

Research and development expense.  Research and development expense decreased to $26.3 million in 2008 from $36.1 million in 2007. This decrease is primarily due to (i) a $0.9 million decrease in expenses under our Raf kinase inhibitors program, (ii) a $6.8 million decrease in expenses under our other kinase inhibitors discovery programs, (iii) a $2.6 million decrease in clinical trial activity related to SNS-314, (iv) a $0.2 million decrease in clinical trial activity related to SNS-032, (v) a $1.9 million decrease in expenses under discovery and new technology and (vi) a $0.3 million decrease in expenses under other programs.  These decreases were partially offset by a $2.9 million increase in voreloxin expenses due to increased clinical development activities.  We expect that we will continue to incur significant expenses related to the development of voreloxin in 2009 and future years; however research and development expenses may be lower in 2009 compared to 2008 as a result of our focus on voreloxin.

General and administrative expense.  General and administrative expense decreased to $11.5 million in 2008 from $13.6 million in 2007. The decrease was primarily due to reduced headcount resulting in (i) a $2.1 million decrease in employee-related expenses, (ii) a $0.3 million decrease in office-related expenses and (iii) a $0.1 million decrease in professional services.  These decreases were partially offset by a $0.4 million increase in facilities and related expenses.  We expect general and administrative expenses to be further reduced in 2009.

Restructuring and impairment charge.  In 2008, we recorded a $5.8 million restructuring charge, comprised of $5.9 million related to the restructuring plan announced and implemented in June 2008 and $0.3 million of facility exit costs related to 2007 restructuring, partially offset by a $0.4 million reversal of the 2007 restructuring related to the Company’s facilities exit costs.  The 2008 restructuring charge consists of (i) $3.6 million related to employee severance and related benefit costs, including a non-cash portion of approximately $0.4 million related to stock-based compensation, and (ii) $2.3 million related to asset impairment and facility exit costs.  Cash restructuring costs for 2008 totaled approximately $4.0 million, or 68 percent of the $5.9 million restructuring charge.  In 2007, we recorded a $1.6 million restructuring charge related to the restructuring plan announced and implemented in August 2007. The 2007 restructuring charge consisted of (i) $0.9 million in severance and related personnel termination costs, (ii) $0.1 million related to the extension of option exercise periods to 16 months for terminated employees, (iii) a $0.3 million write-off of leasehold improvements, and (iv) a $0.3 million accrual for lease obligations for the facility located at 395 Oyster Point Boulevard that at the time in 2007 we were not utilizing. Cash restructuring costs totaled approximately $1.1 million, or 69 percent of the $1.6 million restructuring charge, in 2007.

Interest income and expense.  Interest income decreased to $0.9 million in 2008 from $3.0 million in 2007, primarily due to lower average balances of cash, cash equivalents and marketable securities during 2008, as well as lower average interest rates.  We expect 2009 interest income to be significantly lower due to lower average balances of cash, cash equivalents and marketable securities.  Interest expense was $0.2 million for both 2008 and 2007.  Interest expense was comparable for both years due to higher interest rates on lower outstanding debt obligation in 2008, compared to lower interest rates on higher outstanding debt obligations in 2007.  We expect 2009 interest expense will be significantly lower compared to 2008 because the Company’s debt obligation was paid off in 2008.

Years Ended December 31, 2007 and 2006

Revenue.  Total revenue decreased to $9.7 million in 2007 from $13.7 million in 2006. Collaboration revenue decreased to $9.2 million in 2007 from $13.7 million in 2006, primarily due to a $4.8 million decrease in collaboration revenue from Merck in 2007, offset by a $0.3 million increase in collaboration revenue from Biogen Idec in 2007 and $0.5 million in license revenue from SARcode in 2007. The decrease in collaboration revenue from Merck resulted primarily from the fact that a $4.3 million milestone payment was made by Merck in 2006, as compared to a milestone payment of $1.0 million in 2007. The $0.3 million increase in collaboration revenue from Biogen Idec resulted primarily from increased payments for scientific personnel working on the collaboration. The license revenue from SARcode resulted from the out-licensing of our LFA-1 inhibitor program.

Research and development expense.  Research and development expense increased to $36.1 million in 2007 from $35.6 million in 2006. Research and development expense associated with voreloxin increased to $13.7 million in 2007 from $8.4 million in 2006 due to increased clinical trial activity. The remainder of the increase was due to a $0.3 million increase in expenses under discovery programs and new technologies due to increased work on our proprietary technologies and discovery programs. The increases in research and development expense in 2007 over 2006 were offset by (i) a decrease of $1.7 million in SNS-032 expenses, primarily because 2006 expense included a $2.0 million non-cash license payment, (ii) a decrease of $0.6 million in SNS-314 expenses due to a reduced number of research employees working on this program, partially offset by increased outside services expense related to clinical studies, (iii) a $2.9 million in expenses  for all other programs  due to a decrease in expenses related to Raf and other kinase inhibitor programs.

General and administrative expense.  General and administrative expense increased to $13.6 million in 2007 from $12.3 million in 2006. The increase was primarily due to (i) a $0.9 million increase in employee-related expenses, (ii) a $0.3 million increase in non-cash stock-based compensation expense, and (iii) a $0.2 million increase in office and related expenses, primarily from computer and software expenditures, which were partially offset by a $0.1 million decrease in professional services expense.

Restructuring and impairment charge.  In 2007, we recorded a $1.6 million restructuring charge related to the restructuring plan announced and implemented in August 2007. The restructuring charge consists of (i) $0.9 million in severance and related personnel termination costs, (ii) $0.1 million related to the extension of option exercise periods to 16 months for terminated employees, (iii) a $0.3 million write-off of leasehold improvements, and (iv) a $0.3 million accrual for lease obligations for a facility that we were not then utilizing. Cash restructuring costs totaled approximately $1.1 million, or 69 percent of the $1.6 million restructuring charge.

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

Income Taxes

We apply the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” or SFAS 109.  Under SFAS 109, deferred tax liabilities or assets arise from a difference between the tax basis of liabilities or assets and the basis for financial reporting.  Deferred tax liabilities and assets are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled.  A valuation allowance is provided for deferred tax assets for more likely than not they will be realized.

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of $201.6 million and $102.9 million, respectively. We also had federal research and development tax credit carryforwards of $4.9 million and state research and development tax credit carryforwards of $4.9 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2018, and the state net operating loss will expire beginning in 2009. The state research and development tax credit carryforwards do not expire. Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, that are applicable if we experience a substantial “ownership change,” which may occur, for example, as a result of the IPO and other sales of our stock including our March 31, 2009 Private Placement (see Note 17, Subsequent Events) and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. If a substantial change in our ownership is deemed to have occurred or occurs in the future, our ability to use our net loss carryforwards in any year may be limited.

In January 1, 2007, we adopted FASB Financial Interpretation No. 48, or FIN 48. The adoption of FIN 48 had no impact to our financial statements.  As of December 31, 2008, we recognized no material adjustment in income taxes payable and unrecognized tax benefits because we have incurred net operating losses and have not been subject to income tax since inception.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding technology, access fees and milestone payments from our collaboration partners, research grants, loans from Biogen Idec and other debt financings.

As of December 31, 2008, we had cash, cash equivalents and marketable securities of $10.6 million and no outstanding debt.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of our securities of up to $43.5 million, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A Preferred Stock and warrants to purchase common stock in two closings.  $10.0 million of units would be sold in the initial closing, which is expected to occur in the near term, subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, an additional $5.0 million of units may be sold in the second closing, which closing may occur at our election or at the election of the investors in the Private Placement.  We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering a notice to us of their election to purchase the units.  Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, the remaining tranche of $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A Preferred Stock issued in the Private Placement prior to a date determined with reference to our cash balance dropping below $4.0 million at certain future dates.  If we elect to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A Preferred Stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

Assuming the initial closing  for gross proceeds of $10.0 million described above, we anticipate that the net proceeds from the initial closing, together with our cash, cash equivalents and marketable securities, will be sufficient to enable us to fund our operations at least through the end of 2009. In the event the initial closing in the Private Placement for $10.0 million of units does not occur, our current cash, cash equivalents and marketable securities are sufficient to fund our operations only through April 2009.

Cash Flows

Net cash used in operating activities was $35.5 million in 2008, compared to cash used of $34.5 million and $27.1 million in the years ended December 31, 2007 and 2006, respectively. The net cash used in operating activities for 2008 resulted primarily from a net loss of $37.2 million, changes in operating assets and liabilities of $3.0 million and gain from the sale of assets held-for-sale of $0.2 million, partially offset by adjustment for non-cash items of $3.0 million and non-cash restructuring charges of $1.9 million that resulted from our asset impairment as a part of our 2008 restructuring plan. Net cash used in operating activities for 2007 resulted primarily from net loss of $38.8 million and changes in operating assets and liabilities of $1.0 million, partially offset by an adjustment for non-cash items of $4.9 million and non-cash restructuring charges of $0.4 million resulting from an asset impairment as part of our 2007 restructuring plan.  Net cash used in operating activities for 2006 resulted primarily from a net loss of $31.2 million and changes in operating assets and liabilities of $2.3 million, partially offset by adjustments for non-cash items of $4.5 million and a non-cash milestone payment of $2.0 million related to in-license of SNS-032.

Net cash provided by investing activities was $32.3 million in 2008 compared to cash provided of $19.7 million and cash used of $28.7 million for the years ended December 31, 2007 and 2006, respectively.  The net cash provided by investing activities for 2008 resulted primarily from net proceeds from the maturity of marketable maturities of $31.6 million and $0.9 million from proceeds from the sale of assets held-for sale, partially offset by capital expenditures of $0.2 million.  The net cash provided by investing activities for 2007 resulted primarily from net proceeds from the maturity of marketable maturities of $21.2 million, partially offset by capital expenditures of $1.5 million. Net cash used in investing activities for 2006 primarily reflects net purchases of marketable securities of $26.4 million and capital expenditures of $2.3 million.

Net cash used in financing activities was $2.2 million in 2008 compared to cash provided of $20.5 million in 2007 and $44.1 million in 2006.  The net cash used in by financing activities for 2008 resulted primarily from net payments of $2.3 million on equipment loans, partially offset by net proceeds of $0.1 million from the sale of common stock to employees.  The  net cash provided by financing activities in 2007 primarily resulted from net proceeds from the issuance of common stock of $19.5 million in 2007 in a public offering, partially offset by net borrowing on equipment loans of $1.0 million. The net cash provided by financing activities in 2006 primarily resulted from net proceeds of $43.7 million from the private placement of common stock and warrants completed in March 2006 and $1.0 million in net proceeds from the sale of common stock to employees, partially offset by net payments of $0.5 million on equipment loans.

Credit and Loan Arrangements

In June 2000, we entered into an equipment financing agreement with General Electric Capital Corporation, or GECC. Various credit lines were issued under the financing agreement since 2000. In November 2008, the outstanding balance of approximately $1.5 million was fully paid off prior to the sale of our held-for-sale assets and no credit lines remain available under this agreement.  Our outstanding debt balance was $0 and $2.3 million as of December 31, 2008 and 2007, respectively.  Our interest rates on the debt balance ranged from 7.53 percent to 10.61 percent per annum in 2007 and 2008.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the United States Food and Drug Administration or FDA, or similar regulatory agency in other countries and has been successfully commercialized. We need to raise substantial additional funds to complete the development and commercialization of voreloxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials and other development activities;

•	the economic and other terms and timing of any licensing or other partnering arrangement into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

Assuming the initial closing for gross proceeds of $10.0 million as described above, we anticipate that the net proceeds of the initial closing, together with our cash, cash equivalents and marketable securities, will be sufficient to enable us to fund our operations at least through the end of 2009. In the event the initial closing in the Private Placement for $10.0 million of units does not occur, our current cash, cash equivalents and marketable securities, are sufficient to fund our operations only through April 2009.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including the possible closings of the sale of units and common stock in the Private Placement described above and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. We do not know whether additional funding will be available on acceptable terms, or at all.

If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or scale back our development program or conduct additional workforce or other expense reductions. In addition, we may have to partner voreloxin at an earlier stage of development than we might otherwise choose to do, which would lower the economic value of that program to us.

Contractual Obligations

Our operating lease obligations as of December 31, 2008 relate to the leases for three facilities in South San Francisco, California.

In December 2006, we leased approximately 15,000 square feet of additional office space in a building at 395 Oyster Point Boulevard. This lease expires in April 2013, subject to our option to extend the lease through February 2014.

In October 2008, we leased approximately 5,500 square feet of laboratory space at 349 Allerton Avenue.  This lease expires in October 2010 with our option to extend the lease through October 2012.

In May 2000, we entered into operating lease for an office and laboratory space at 341 Oyster Point Boulevard, which was to expire by its terms in June 2013.  After our workforce reduction in June 2008, we moved our remaining employees to 395 Oyster Point Boulevard and 349 Allerton Avenue.  On January 15, 2009, we entered into an agreement to terminate this lease with our landlord.  Pursuant to the terms of the lease termination agreement, we agreed to pay an aggregate fee of approximately $2.2 million in consideration of the early termination.

The cost of this lease termination is expected to be recorded as a restructuring expense in our financial statements for the first quarter of 2009.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2008 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	4,303	2,798	966	540	—

The contractual summary above reflects only payment obligations that are fixed and determinable. It includes the $2.2 million termination fee related to early termination of the lease for the facility located at 341 Oyster Point Boulevard which we paid to our landlord in January 2009.  We have additional contractual payments obligations relating to clinical trial milestones and product candidate development that are contingent on future events.

We also have agreements with clinical sites and contract research organizations for the conduct of our clinical trials. We generally make payments to these sites and organizations based upon the procedures to be performed in the particular clinical trial, the number of patients enrolled and the period of follow-up required for patients in the trial.

Off-Balance Sheet Arrangements

Since our inception, we have not had any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to us as a smaller reporting company.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of Sunesis Pharmaceuticals, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are described in Note 1.  The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG, LLP

San Jose, California
March 30, 2009
except for Note 17, as to which the date is
March 31, 2009

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,296,942	$11,726,126
Marketable securities	4,321,844	35,957,933
Prepaids and other current assets	934,429	945,583
Total current assets	11,553,215	48,629,642
Property and equipment, net	612,241	4,238,498
Assets held-for-sale	470,547	—
Deposits and other assets	147,826	377,798
Total assets	$12,783,829	$53,245,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$4,207,923	$4,515,426
Accrued compensation	537,215	2,225,868
Current portion of deferred rent	1,409,513	—
Current portion of deferred revenue	27,083	1,227,031
Current portion of equipment financing	—	953,940
Total current liabilities	6,181,734	8,922,265
Non-current portion of equipment financing	—	1,352,684
Non-current portion of deferred rent	110,919	1,576,734
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,409,768 shares issued and outstanding at December 31, 2008; 100,000,000 shares authorized, 34,364,896 shares issued and outstanding at December 31, 2007	3,441	3,437
Additional paid-in capital	322,671,604	320,579,240
Deferred stock-based compensation	—	(251,601)
Accumulated other comprehensive income	7,841	69,262
Accumulated deficit	(316,191,710)	(279,006,083)
Total stockholders’ equity	6,491,176	41,394,255
Total liabilities and stockholders’ equity	$12,783,829	$53,245,938

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Revenue:
Collaboration revenue	$4,917,340	$1,576,610	$6,353,585
Collaboration revenue from related party (Note 4)	—	7,586,903	7,317,700
License revenue	500,000	500,000	—
Grant and fellowship revenue	—	—	37,901
Total revenues	5,417,340	9,663,513	13,709,186
Operating expenses:
Research and development	26,285,294	36,060,470	35,615,536
General and administrative	11,524,198	13,569,578	12,254,892
Restructuring and impairment charges	5,782,903	1,563,274	—
Total operating expenses	43,592,395	51,193,322	47,870,428
Loss from operations	(38,175,055)	(41,529,809)	(34,161,242)
Interest income	929,114	2,971,666	3,394,751
Interest expense	(171,308)	(209,885)	(477,643)
Other income, net	231,622	7,108	6,873
Net loss	$(37,185,627)	$(38,760,920)	$(31,237,261)
Basic and diluted loss per share	$(1.08)	$(1.20)	$(1.13)
Shares used in computing basic and diluted loss per share	34,387,177	32,340,203	27,758,348

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity
Balance at December 31, 2005	21,511,126	$2,151	$249,689,714	$(2,162,688)	$(55,073)	$(209,007,902)	$38,466,202
Issuance of common stock pursuant to stock options exercises at $1.28 to $5.25 per share, including vesting of stock options exercised early	126,844	13	318,143	—	—	—	318,156
Expense related to fair value of restricted stock award granted to non-employee	2,001	—	11,367	—	—	—	11,367
Reversal of deferred stock-based compensation related to employee stock option grants	—	—	(432,872)	432,872	—	—	—
Amortization deferred stock-based compensation	—	—	—	723,212	—	—	723,212
Stock-based compensation expenses related to fair value of options granted to non-employees	—	—	100,470	—	—	—	100,470
Stock-based compensation expenses related to fair value of options granted to employees	—	—	2,046,655	—	—	—	2,046,655
Issuance of common stock for Employee Stock Purchase Program	145,632	14	652,918	—	—	—	652,932
Issuance of common stock to BMS at $4.95 per share in connection with in-licensing arrangement	404,040	41	1,999,958	—	—	—	1,999,999
Issuance of common stock to investors at $6.21 per share for cash in March, 2006, net of issuance costs of $1,613,471	7,246,377	725	43,657,543	—	—	—	43,658,268
Issuance of common stock pursuant to warrant exercise at $4.25 per share	7,059	—	30,000	—	—	—	30,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	(31,237,261)	(31,237,261)
Unrealized gain on investments	—	—	—	—	33,697	—	33,697
Comprehensive loss							(31,203,564)
Balance at December 31, 2006	29,443,079	2,944	298,073,896	(1,006,604)	(21,376)	(240,245,163)	56,803,697
Issuance of common stock pursuant to stock options exercises at $0.43 to $2.55 per share, including vesting of stock options exercised early	68,913	8	161,008	—	—	—	161,016
Reversal of deferred stock-based compensation related to employee stock option grants	—	—	(76,980)	76,980	—	—	—
Amortization deferred stock-based compensation	—	—	—	633,023	—	—	633,023
Stock-based compensation expenses related to fair value of options granted to non-employees	—	—	2,394	—	—	—	2,394
Stock-based compensation expenses related to fair value of options granted to employees	—	—	2,468,898	—	—	—	2,468,898
Stock-based compensation expenses related to fair value of options acceleration and extension of exercisable period from restructuring	—	—	126,456	45,000	—	—	171,456
Issuance of common stock for Employee Stock Purchase Program	102,904	10	301,055	—	—		301,065
Issuance of common stock to pursuant to second public offer at $4.43 per share in June, 2007, net of issuance costs of $1,519,513	4,750,000	475	19,522,513	—	—	—	19,522,988
Components of comprehensive loss:
Net loss	—	—	—	—		(38,760,920)	(38,760,920)
Unrealized gain on investments	—	—	—	—	90,638	—	90,638
Comprehensive loss							(38,670,282)
Balance at December 31, 2007	34,364,896	3,437	320,579,240	(251,601)	69,262	(279,006,083)	41,394,255
Issuance of stock to employees	70	—	—	—	—	—	—
Reversal of deferred stock-based compensation related to employee stock option grants	—	—	(28,500)	28,500	—	—	—
Amortization deferred stock-based compensation	—	—	—	223,101	—	—	223,101
Stock-based compensation expenses related to fair value of options granted to non-employees	—	—	828	—	—	—	828
Stock-based compensation expenses related to fair value of options granted to employees	—	—	1,686,827	—	—	—	1,686,827
Stock-based compensation expenses related to fair value of option vesting acceleration and extension of exercisable period resulting from restructuring	—	—	366,637	—	—	—	366,637
Issuance of common stock for Employee Stock Purchase Program	44,802	4	66,572	—	—	—	66,576
Components of comprehensive loss:
Net loss	—	—	—	—	—	(37,185,627)	(37,185,627)
Unrealized gain on investments					(61,421)	—	(61,421)
Comprehensive loss							(37,247,048)
Balance at December 31, 2008	34,409,768	$3,441	$322,671,604	$—	$7,841	$(316,191,710)	$6,491,176

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(37,185,627)	$(38,760,920)	$(31,237,261)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,103,848	1,728,714	1,582,315
Stock compensation expense	1,910,755	3,189,048	2,881,704
Non-cash research and development expense	—	—	1,999,999
Non-cash restructuring and impairment charges	1,937,821	359,865	—
Gain on sale of assets held-for-sale	(180,563)	—	—
Gain on disposal of property and equipment	(8,548)	(5,949)	—
Changes in operating assets and liabilities:
Prepaids and other current assets	11,154	138,064	985,378
Deposits and other assets	229,972	(17,824)	(59,974)
Accounts payable and other accrued liabilities	(334,868)	1,076,004	117,256
Accrued compensation	(1,688,653)	(97,874)	255,973
Deferred rent and other non-current liabilities	(56,302)	111,832	93,556
Deferred revenue	(1,199,948)	(2,176,606)	(3,703,581)
Net cash used in operating activities	(35,460,959)	(34,455,646)	(27,084,635)
Cash flows from investing activities
Purchases of property and equipment, net	(179,148)	(1,511,425)	(2,304,717)
Purchases of marketable securities	(25,902,749)	(92,679,521)	(68,035,554)
Proceeds from maturities of marketable securities	57,477,417	113,841,425	41,669,113
Proceeds from sale of assets held-for-sale	865,433	—	—
Proceeds from property and equipment disposal	10,870	5,119	—
Net cash provided by (used in) investing activities	32,271,823	19,655,598	(28,671,158)
Cash flows from financing activities
Proceeds from borrowings under equipment financing	—	1,481,611	563,132
Payments on borrowing under equipment financing	(2,306,624)	(1,015,955)	(1,095,711)
Proceeds from issuance of common stock and exercise of stock options	66,576	19,985,069	44,659,356
Net cash (used in) provided by financing activities	(2,240,048)	20,450,725	44,126,777
Net (decrease) increase in cash and cash equivalents	(5,429,184)	5,650,677	(11,629,016)
Cash and cash equivalents at beginning of period	11,726,126	6,075,449	17,704,465
Cash and cash equivalents at end of period	$6,296,942	$11,726,126	$6,075,449
Supplemental disclosure of cash flow information
Interest paid	$187,946	$193,247	$224,992
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$(28,500)	$(76,980)	$(432,872)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (the “Company” or “Sunesis”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. Sunesis is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid tumor cancers. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing pharmaceutical compounds, conducting clinical trials, performing business and financial planning, and raising capital. In January 2007, the Company formed a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Need to Raise Additional Capital

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. At December 31, 2008, the Company had an accumulated deficit of $316.2 million. The Company needs to raise substantial additional funds to continue operations, fund additional clinical trials of voreloxin and bring future products to market.  Management plans to finance the Company’s operations with equity issuances, (including the possible closings of the sale of units and common stock described in Note 17 below, Subsequent Events, and subject to the satisfaction of the conditions described in Note 17 below, Subsequent Events), debt arrangements, a possible partnership or license of development and/or commercialization rights to voreloxin and, in the long term, product sales and royalties. In the event the initial closing for $10.0 million of units does not occur in the Company’s private placement described in Note 17 below, Subsequent Events, the Company’s cash, cash equivalents and marketable securities are sufficient to fund its operations only through April 2009.

Principles of Consolidation

The Company’s consolidated financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

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

Management determines the appropriate classification of securities at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The estimated fair values have been determined by the Company using available market information.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and available-for-sale marketable securities.  The carrying amounts of cash equivalents and available-for-sale marketable securities approximate fair value due to their short-term nature.

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

Stock-Based Payments

The Company grants options to purchase common stock to its employees, directors and consultants under its stock option plans. Eligible employees can also purchase shares of common stock at 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date under the Company’s 2005 Employee Stock Purchase Plan, or ESPP.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”or FAS 123R.  Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no outstanding awards with market or performance conditions. For compensation cost recognized during the year ended December 31, 2008, 2007 and 2006, the Company included: (a) compensation cost for all share-based payments granted subsequent to the initial filing of the Company’s Form S-1 on December 23, 2004, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as defined below) and amortized on a straight-line basis over the options’ vesting period; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R amortized on a straight-line basis over the options’ vesting period reduced by estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company reviews its forfeiture estimates on a quarterly basis.  Under the prospective transition method, options granted prior to the initial filing of the Company’s Form S-1 will continue to be accounted for in accordance with APB 25 and Financial Accounting Standards Board, or FASB, Interpretation No. 44 or FIN 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB No. 25”, which were the accounting principles originally applied to those awards.

The Company’s determination of fair value of share-based payment awards on the date of grant using Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Comprehensive Income (Loss)

The Company displays comprehensive income (loss) and its components as part of the statement of stockholders’ equity. Comprehensive income (loss) is comprised of income (loss) and unrealized gains (losses) on available-for-sale securities.

Revenue Recognition

In accordance with Emerging Issues Task Force, or EITF, 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which the Company adopted effective July 1, 2003, revenue arrangements with multiple deliverable items are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The Company allocates the consideration it receives among the separate units of accounting based on their respective fair value, and applies the applicable revenue recognition criteria to each of the separate units. Where an item in a revenue arrangement with multiple deliverables does not constitute a separate unit of accounting and for which delivery has not occurred, the Company defers revenue until the delivery of the item is completed.

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

Revenue from milestone payments, which are substantially at risk at the time the collaboration agreement is entered into and performance-based at the date of the collaboration agreement, is recognized upon completion of the applicable milestone events. We intend to recognize future royalty revenue, if any, based on reported product sales by third-party licensees.

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

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 addresses recognition and measurement on uncertain tax positions that the Company has taken or expects to take on tax returns using a more-likely-than-not threshold. The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to recognize interest charges and penalties under other expense.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. A review for impairment is performed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business.

If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition against its carrying amount. If the aggregate undiscounted cash flows are less than the carrying amount of the asset, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the asset over the fair value of such asset, with fair value determined based on an estimate of discounted future cash flows or other appropriate measure of fair value. For the years ended December 31, 2008 and 2007, the Company recorded approximately $1.6 million and $0.3 million, respectively, of impairment charges resulted from the Company’s restructuring activities (see Note 6 Restructuring).  No impairment charge was recorded in 2006.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial statements. See Note 14, Fair Value Measurements, to the Consolidated Financial Statements for information and related disclosures regarding the Company’s fair value measurements.

In February 2008, the FASB issued Statement of Financial Position or FSP No. 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). The FSP deferred the effective date of SFAS 157 for non-financial assets and non-financial liabilities until the Company’s fiscal year beginning on January 1, 2009. The Company does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material effect on its consolidated financial statements.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development,” or EITF 07-03. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of EITF 07-03 did not have a material impact on the Company’s financial statements.

Accounting for Collaborative Agreements

In December 2007, the EITF reached a consensus on EITF Issue 07-01 “Accounting for Collaborative Agreements,” or EITF 07-01. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s financial statements.

2. Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, less the weighted average unvested common shares subject to repurchase. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, less the weighted average unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purposes of this calculation, options and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2008	2007	2006
Historical Numerator:
Net loss	$(37,185,627)	$(38,760,920)	$(31,237,261)
Denominator:
Weighted-average common shares outstanding	34,387,177	32,340,203	27,758,348
Basic and diluted loss per share	$(1.08)	$(1.20)	$(1.13)
Outstanding securities not included in diluted loss per share calculations
Options to purchase common stock	4,650,955	5,099,847	3,942,435
Warrants	2,660,845	2,693,237	2,693,237
	7,311,800	7,793,084	6,635,672

3. License Agreements

In-Licenses

Dainippon Sumitomo Pharma Co., Ltd.

In October 2003, the Company entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, to acquire exclusive worldwide development and marketing rights for the Company’s lead anti-cancer product candidate, voreloxin.

In addition to upfront payments of $0.7 million and milestone payments of $0.5 million made through December 31, 2008, the Company may in the future make a series of milestone payments of up to $7.5 million to Dainippon for starting Phase 3 clinical testing, for filing new drug applications, or NDAs, and for receiving regulatory approval in the United States, Europe and Japan for cancer treatment. If voreloxin is approved for a non-cancer indication, additional milestone payments become payable to Dainippon.

The agreement also provides for royalty payments to Dainippon at rates that are based on total annual net sales. Under the agreement, the Company may reduce its royalty payments to Dainippon if a third party markets a competitive product and the Company must pay royalties for third party intellectual property rights necessary to commercialize voreloxin. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

If the Company discontinues seeking regulatory approval and/or the sale of the product in a region, the Company is  required to return to Dainippon its rights to the product in that region. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

Bristol-Myers Squibb Company

In April 2005, the Company entered into a license agreement with Bristol-Myers Squibb Company or BMS, in which the Company obtained worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032, a selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9, and any future CDK inhibitors derived from the related intellectual property.  At that time, the Company paid BMS an $8.0 million upfront payment through the issuance of shares of the Company’s Series C-2 preferred stock, which converted into 879,094 shares of common stock upon the Company’s initial public offering, or IPO, in September 2005.  In addition, in February 2006, as consideration for a $2.0 million milestone payment due pursuant to the license agreement for initiating a Phase 1 clinical trial of SNS-032, the Company issued an aggregate of 404,040 shares of the Company’s common stock to BMS.

Based on trial results in the Company’s Phase 1 clinical trial of SNS-032 and the progress made with voreloxin, the Company discontinued development of SNS-032.  As a result, on December 18, 2008, the Company notified BMS that the Company was terminating the license agreement and returning SNS-032 to BMS.  The termination of the license agreement was effective on March 18, 2009.

Out-License

SARcode Corporation

In March 2006, the Company entered into a license agreement with SARcode Corporation, or SARcode, a privately-held biopharmaceutical company, granting SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1 or LFA-1, patents and related know-how.  SARcode is developing a small molecule LFA-1 inhibitor, SAR1118, for T-cell mediated ophthalmic diseases.  The Company had previously discontinued its LFA-1 antagonist program when it focused its research and development efforts on oncology.

Pursuant to the license agreement, the Company received total cash payments of $1.0 million in license fees, $0.5 million in each of 2008 and 2007.  The Company recorded these receipts as revenue.  In addition, the Company received three secured notes, with a total principal value of $1.0 million, that are convertible into preferred stock of SARcode.  The Company did not record these notes receivable from SARcode, which are due in 2012, as revenue due to uncertainty of collectibility.

In March 2009, SARcode acquired the Company’s interest in all of its LFA-1 patents and related know-how for a total cash consideration of $2.0 million (see Note 17 Subsequent Events).  In connection with the sale, the license agreement was terminated.   Sunesis continues to hold a series of secured convertible notes issued by SARcode having a total principal value of $1 million.

4. Strategic Collaborative Agreements

Biogen Idec, Inc.

In August 2004, the Company entered into a collaboration agreement with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system.  Under the terms of the collaboration agreement, during the research term, the Company applied the Company’s proprietary Tethering technology to generate small molecule leads, and received research funding of approximately $1.2 million per quarter, subject to inflation adjustments, which was paid in advance to support some of its scientific personnel.  In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term on June 30, 2008 and the Company will no longer receive research funding from Biogen Idec.  In addition, the Company received a $7.0 million upfront technology access fee from Biogen Idec and, through December 31, 2008 had received a total of $1.0 million in milestone payments for meeting certain preclinical milestones, including a $0.5 million milestone received in 2008.  In addition in 2006, Biogen Idec made a $14.0 million equity investment to purchase the Company’s Series C-2 preferred stock.  Biogen Idec’s equity ownership was 8.5% of the Company’s fully diluted shares outstanding for the years ended at December 31, 2008 and 2007.

The Company may in the future receive pre-commercialization milestone payments of up to $60.0 million per target, as well as royalty payments depending on product sales.  Royalty payments may be increased the Company exercises its option to co-develop and co-promote product candidates for up to two targets worldwide (excluding Japan) and may be reduced if Biogen Idec is required to in-license additional intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a collaboration product.

Johnson & Johnson Pharmaceutical Research & Development, L.L.C.

In May 2002, the Company entered into a collaboration agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or J&JPRD, to discover, develop and commercialize small molecule inhibitors of Cathepsin S, an enzyme that is important in regulating an inflammatory response. Under the terms of the agreement, the Company received a non-refundable and non-creditable technology access fee and certain research funding paid in advance quarterly. Costs associated with research and development activities attributable to this agreement approximated the research funding recognized. The research term of this collaboration ended in December 2005 and the Company is no longer receiving research funding from J&JPRD.

The Company granted J&JPRD a worldwide non-exclusive license to its intellectual property relating to Tethering on Cathepsin S and an exclusive license under the collaboration intellectual property for the commercialization of small molecule products arising from the collaboration. Under the agreement, J&JPRD is required to pay milestones upon achievement of certain research and development milestones that could total up to $24.5 million, as well as royalty payments depending on product sales. To date, J&JPRD has made milestone payments totaling $0.8 million, including a milestone in February 2008 when J&JPRD selected a Cathepsin S inhibitor from the collaboration as a development candidate.  The Company has received payments totaling $6.8 million under this collaboration.

In the first quarter of 2009, J&JPRD informed the Company that it has ceased development of the previously selected Cathepsin S inhibitor and the parties initiated discussions regarding a proposed mutual termination of this agreement.  As a result, the Company does not expect to receive any additional revenues from J&JPRD under this agreement.  J&JPRD is entitled to terminate the agreement without cause upon 180 days’ written notice.

Merck & Co., Inc.

In February 2003, the Company entered into a license and collaboration agreement with Merck & Co., Inc., or Merck, to discover, develop and commercialize small molecule inhibitors of beta-secretase, or BACE, an enzyme that is believed to be important for the progression of Alzheimer’s disease. The research term of the collaboration ended in February 2006 and the Company is no longer receiving research funding.  Accordingly, the upfront, non-refundable and non-creditable technology access fee was recognized as revenue over the 36-month term of the agreement ending February 2006. To date, the Company has received payments totaling $19.0 million under this collaboration.  However, the Company retains the right to earn future milestone payments of up to $46.3 million for BACE and $38.0 million for all other indications, as well as royalty payments on annual net sales of any compound that may result from the collaboration. In June 2006 and May 2007, the Company received milestone payments of $4.3 million and $1.0 million, respectively, from Merck for meeting certain preclinical milestones related to BACE.  No milestones were received from Merck in 2008.

Although the research term of the collaboration has ended, the agreement with Merck extends for so long as a product arising from the collaboration is the subject of an active development project or for so long as there is an obligation to pay royalties under the agreement.  Merck continues to examine collaboration compounds in preclinical studies; however, none have advanced to clinical studies to date.  The agreement may be terminated by Merck at any time upon three months’ notice to the Company.

In July 2004, the Company licensed to Merck a series of small molecule compounds derived from Tethering that target viral infections. Merck agreed to be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies.

 The agreement provides for a payment by Merck to the Company of an upfront technology access fee and annual license fees for the Company’s consulting services and ongoing access to Tethering as a means of identifying additional compounds for the treatment of viral infections. Merck receives an exclusive worldwide license to any products resulting from the collaboration.  To date, the Company has received $3.3 million under this collaboration, including an upfront, non-refundable and non-creditable technology access fee of $2.3 million, which was recognized as revenue over the initial three-year research term. The Company also received annual license fees aggregating $1.0 million through December 31, 2008.  No further annual license fees are payable to us under the agreement.

The Company is entitled to receive payments based on the achievement of development milestones of up to $22.1 million as well as royalty payments based on net sales for any products resulting from the collaboration. To date, we have not received any development milestone payments under the agreement and we do not expect to receive any milestone or royalty payments in the future related to the agreement.

In connection with the above collaboration agreements, the Company recognized the following revenues in the years ending December 31, 2006, 2007 and 2008, which include the amortization of upfront fees received, research funding, and milestones earned:

	Year Ended December 31,
	2008	2007	2006
Biogen Idec	$4,310,551	$7,586,903	$7,317,700
Merck	106,789	1,576,610	6,353,585
J&JPRD	500,000	—	—
	$4,917,340	$9,163,513	$13,671,285

5. Marketable Securities

The following is a summary of available-for-sale securities:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,417,903	$—	$—	$5,417,903
Government securities	4,833,109	6,804	(76)	4,839,837
Commercial paper	248,857	1,113	—	249,970
Total	10,499,869	7,917	(76)	10,507,710
Less amounts classified as cash equivalents	6,185,942	—	(76)	6,185,866
Total marketable securities	$4,313,927	$7,917	$—	$4,321,844

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$9,182,908	$—	$—	$9,182,908
Corporate debt obligations	6,355,814	1,081	(929)	6,355,966
Commercial paper	31,354,113	69,592	(483)	31,423,222
Total	46,892,835	70,673	(1,412)	46,962,096
Less amounts classified as cash equivalents	11,004,282	—	(119)	11,004,163
Total marketable securities	$35,888,553	$70,673	$(1,293)	$35,957,933

There were no realized gains or losses on the sale of available-for-sale securities for the years ended December 31, 2008, 2007 or 2006.

At December 31, 2008, the contractual maturities of marketable securities were as follows:

	December 31, 2008
	Amortized Cost	Fair Value
Due in one year or less	$4,313,927	$4,321,844

6. Restructuring

2008 Restructuring

On June 3, 2008, the Company implemented a corporate realignment to focus on the development of voreloxin. In conjunction with this strategic restructuring, the Company expanded its late-stage development leadership team, ceased its internal discovery research activities and reduced its workforce by approximately 60 percent. All terminated employees were awarded severance payments and continuation of benefits, based on length of service at the Company, and career transition assistance. The Company also decided to consolidate its remaining employees at leased office premises at 395 Oyster Point Boulevard (previously vacated in connection with the 2007 restructuring discussed below) and a small leased laboratory facility at 349 Allerton Avenue.  Subsequent to December 31, 2008, the Company signed an agreement for the termination of the Company’s lease for its research and development facility at 341 Oyster Point Boulevard and voluntarily surrendered the premises to the Company’s landlord on January 15, 2009 (see Note 17 Subsequent Events).

The Company currently estimates an aggregate in 2008 and in 2009 of approximately $7.2 million in restructuring expenses in connection with the 2008 restructuring.  The Company recorded restructuring and impairment expenses of $5.9 million pertaining to the 2008 restructuring in the year ended December 31, 2008. Of this total, approximately $3.6 million relates to employee severance and related benefit costs, including a non-cash portion related to stock-based compensation of approximately $0.4 million, and $0.7 million related to facility exit costs and $1.6 million related to asset impairments. These expenses were included in the line labeled “Restructuring and impairment charges” in the Company’s Consolidated Statements of Operations. The Company made cash payments totaling $3.1 million for employee severance and related benefits in the second and the third quarter of 2008 and expects to pay the remainder during the first quarter of 2009.

The Company currently expects to record an additional restructuring expense of approximately $1.3 million in the first quarter of 2009, of which $2.2 million relates to the termination of the Company’s lease at 341 Oyster Point Boulevard, the Company’s former research and development facility, $0.4 million relates to the commission payable to a third party the Company engaged to negotiate the lease termination and $0.1 million relates to this facility closure expenses, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility.  The cash portion of these expenses was paid in the first quarter of 2009.

The following table summarizes the restructuring accrual balances, which are included under “Accounts payable and other accrued liabilities” on the Company’s Consolidated Balance Sheet, and the utilization by cost type for the 2008 restructuring:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Restructuring liability at December 31, 2007	$—	$—	$—
2008 charges	3,553,184	2,336,887	5,890,071
Cash payments	(3,124,126)	(451,997)	(3,576,123)
Non-cash settlements	(366,638)	(1,756,140)	(2,122,778)
Restructuring liability at December 31, 2008	$62,420	$128,750	$191,170

2007 Restructuring

In August 2007, the Company implemented a revised operating plan to focus its efforts on generating definitive data from its lead programs while streamlining the Company’s operations and extending its financial resources. The restructuring plan included an immediate reduction in the Company’s workforce of approximately twenty-five percent. All terminated employees were given severance payments and continuation of benefits, based on length of service at the Company, and career transition assistance. Also in the third quarter of 2007, the Company completed its consolidation of employees by relocating employees occupying leased office facilities at 395 Oyster Point Boulevard to its main research and development facility at 341 Oyster Point Boulevard.

As a result of the 2007 restructuring, the Company recorded in 2007 total restructuring charges of $1.6 million for employee severance and related benefit costs, including a non-cash portion related to stock-based compensation of approximately $0.1 million, and approximately $0.6 million of facilities exit costs, of which $0.3 million was related to the impairment of leasehold improvements and $0.3 million was related to the lease obligation on the property at 395 Oyster Point Boulevard which had been vacated in the 2007 consolidation.

In the first quarter of 2008, the Company recorded an additional $0.3 million in restructuring charges on the lease obligation on the office facilities at 395 Oyster Point Boulevard that had been vacated.  In the second quarter of 2008, the Company reversed a previously recorded expense of approximately $0.4 million related to the lease obligation on 395 Oyster Point Boulevard, after the Company relocated its remaining employees back into this facility in connection with the 2008 restructuring discussed above.  Cash payments related to employee severance for the 2007 restructuring were all made by December 31, 2007.

The following table summarizes the accrual balances and utilization by cost type for the 2007 restructuring:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
Restructuring liability at December 31, 2006	$—	$—	$—
2007 charges	1,012,394	550,880	1,563,274
Cash payments	901,415	—	901,415
Non-cash activity	69,580	276,046	345,626
Restructuring liability at December 31, 2007	41,399	274,834	316,233
2008 reversals charges	(9,418)	(97,749)	(107,167)
Cash payments	(227)	(197,654)	(197,881)
Adjustments	(31,754)	20,569	(11,185)
Restructuring liability at December 31, 2008	$—	$—	$—

7. Assets Held-for-Sale

As part of the 2008 restructuring, the Company implemented a corporate realignment to focus on the development of voreloxin.  Due to the resulting termination of research activities, it was determined that laboratory equipment with a net book value of approximately $1.2 million would be sold, and accordingly this equipment was recorded as held-for-sale.  Of the $1.2 million in assets identified as held-for-sale, assets with a net book value of approximately $0.7 million were sold in 2008 for net proceeds of approximately $0.9 million.   The $0.2 million gain on the sale has been included in the line labeled “Other income, net” in the Company’s Consolidated Statements of Operations.  As of December 31, 2008, the remaining held-for-sale equipment was valued at approximately $0.5 million.  The Company expects to sell the remaining held-for-sale equipment in the first half of 2009.

8. Property and Equipment

Property and equipment are recorded at cost and consisted of the following at December 31:

	2008	2007
Computer equipment and software	$1,353,231	$2,908,106
Furniture and office equipment	981,989	976,266
Laboratory equipment	901,694	9,829,148
Leasehold improvements	5,789,944	5,784,333
	9,026,858	19,497,853
Less accumulated depreciation and amortization	(8,414,617)	(15,259,355)
Net property and equipment	$612,241	$4,238,498

Depreciation expense for property and equipment was $1.1 million, $1.7 million and $1.6 million for the years ended December 31 2008, 2007 and 2006, respectively. The Company recorded impairment charges of $1.6 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively, in connection with the implementation of the 2008 and 2007 restructurings. These expenses were included in the line labeled “Restructuring and impairment charges” in the Company’s Consolidated Statement of Operations.  See Note 6 Restructuring  for further information regarding the impairment.  No impairment charges were recorded in 2006.

At December 31, 2008, there is no financed equipment under the caption of property and equipment (see Note 10 Equipment Financing and Debt Facility).  At December 31, 2007, financed equipment had a cost basis of $4.3 million with accumulated depreciation of $2.4 million.

9. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities at December 31 are as follows:

	2008	2007
Accounts payable	$790,546	$1,462,717
Accrued outside services	1,021,685	1,392,879
Accrued clinical expense	1,865,773	1,025,325
Accrued restructuring charges	191,170	316,233
Accrued professional services	322,945	296,482
Interest payable	—	16,637
Sales taxes payable	15,804	5,153
Total	$4,207,923	$4,515,426

10. Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation, or GECC. Various credit lines were been issued under the financing agreement since 2000. In November 2008, the outstanding balance of approximately $1.5 million was fully paid off prior to the sale of the Company’s held-for-sale assets and no credit lines remain available under this agreement.  As of December 31, 2007, our outstanding debt balance was $2.3 million. There was no outstanding balance as of December 31, 2008.  In 2007 and 2008, the interest rates on the debt balance ranged from 7.53 percent to 10.61 percent per annum, and the borrowings were due in 36 to 48 monthly payments.

11. Commitments and Contingencies

Subsequent to December 31, 2008, the Company signed an agreement for the termination of the lease at 341 Oyster Point Boulevard and voluntarily surrendered the premises to the Company’s landlord on January 15, 2009.  In consideration of the early termination of the lease, the Company made a one-time payment of approximately $2.2 million to the landlord, plus surrender a $300,000 security deposit (see Note 17 Subsequent Events).

In December 2006, the Company leased approximately 15,000 square feet of office space at 395 Oyster Point Boulevard in South San Francisco, California which currently is the Company’s main office. This lease expires in April 2013, subject to the Company’s option to extend the lease through February 2014.

In October 2008, the Company leased approximately 5,500 square feet of laboratory space at 349 Allerton Avenue, South San Francisco, California.  The lease expires in October 2010 with the Company’s option to extend the lease through October 2012.

Following is a schedule of the Company’s noncancellable lease commitments, including the lease termination fee that was paid in the first quarter of 2009:

Year ended December 31,
2009	2,797,965
2010	570,439
2011	395,215
2012	404,441
2013	135,326
2014 and thereafter	—
$4,303,386

The operating lease agreements provide for increasing monthly rent payment over the lease term. The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $3.0 million, $3.1 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The deferred rent balance of $1.5 million and $1.6 million at December 31, 2008 and 2007, respectively, represents the difference between actual rent payments and the straight-line expense.  Of the $1.5 million deferred rent balance at December 31, 2008, approximately $1.4 million is expected to be reversed in the first quarter of 2009 as a result of the termination of the lease at 341Oyster Point Boulevard.

Contingencies

From time to time, the Company may be involved in legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business or otherwise. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of the defense costs, diversion of management resources and other factors.  The Company is not currently involved in any material legal proceedings.

12. Stockholders’ Equity

Private Placement

In March 2006, the Company entered into a common stock and warrant purchase agreement pursuant to which it sold to certain investors, for an aggregate purchase price of approximately $45.3 million, 7,246,377 shares of its common stock and warrants to purchase up to 2,173,914 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants was $6.21 per share. Investors in the financing paid an additional purchase price equal to $0.125 for each share of common stock underlying the warrants. The Company received net proceeds of approximately $43.7 million in this offering.  None of the warrants issued in this private placement have been exercised, and all were outstanding, as of December 31, 2008.

Public Offering

In May 2007, the Company completed a public offering of 4,750,000 shares of its common stock at a public offering price of $4.43 per share. Net cash proceeds from this offering were approximately $19.5 million after deducting issuance costs of $1.5 million.

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payment and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of December 31, 2008 or December 31, 2007. See Note 17 Subsequent Events.

Stock Option Plans

The Company generally grants options (i) to new employees which become exercisable 25 percent on the first anniversary of the vesting commencement date and then 1/48th for each month thereafter, and (ii) to existing employees which become exercisable 1/48th each month following the date of grant over a period of four years.

1998 Stock Plan and 2001 Stock Plan

The Company’s 1998 Stock Plan, or the 1998 Plan, was adopted by the Board of Directors in February 1998 and provided for the issuance of common stock, purchase rights, and granting of options to employees, officers, directors, and consultants of the Company. In October 2001, the Company’s Board of Directors adopted the 2001 Stock Plan, or 2001 Plan, under which shares were allocated for grant as either incentive stock options or non-statutory stock option grants directly from available shares authorized and reserved for issuance under the 1998 Plan. The terms of the 1998 Plan and 2001 Plan are substantially consistent with one another.

In conjunction with the Company’s IPO, the Board of Directors elected not to grant any additional options under either of these stock plans. The Company has options outstanding pursuant to both the 1998 Plan and the 2001 Plan.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and, in September 2005, the stockholders approved the 2005 Equity Incentive Award Plan (as amended, the 2005 Plan). The 2005 Plan is intended to serve as the successor equity incentive program to the 1998 Plan and 2001 Plan. The Company initially reserved a total of 1,779,396 shares of common stock for issuance under the 2005 Plan plus shares underlying any options granted under the Company’s 1998 Plan or 2001 Plan that expire unexercised or are repurchased by the Company pursuant to the terms of such options. As of December 31, 2008, options to purchase 4,481,748 shares of the Company’s common stock have been have been granted under the 2005 Plan and no shares of common stock have been issued under the 2005 Plan.

Beginning in 2006, the number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day each year by an amount equal to the lesser of: (i) 4 percent of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) an amount determined by the Board of Directors. On January 1, 2008, the 2005 Plan was increased by 1,082,352 shares according to this provision based on Board approval. As of December 31, 2008, the total shares available for future grants under the 2005 Plan were 2,121,116. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 11,294,112 shares. In addition, no participant in the 2005 Plan may be issued or transferred more than 235,294 shares of common stock per calendar year pursuant to the 2005 Plan.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (as amended, 2006 Plan), which became effective on January 1, 2006. The awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan was not subject to the approval of the Company’s stockholders. Effective January 1, 2008, the Company’s Board of Directors increased the 2006 Plan by an additional 125,000 shares such that the aggregate number of shares of common stock reserved for issuance under the 2006 Plan is 525,000 shares. Only those employees who have not previously been employees or directors of the Company or a subsidiary of the Company, or following a bona fide period of non-employment by the Company or a subsidiary of the Company, are eligible to participate in the 2006 Plan. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with his or her commencement of employment with the Company or a subsidiary of the Company and must be an inducement material to his or her entering into employment with the Company or a subsidiary of the Company. As of December 31, 2008, approximately 96,000 options issued under the 2006 Plan have been cancelled and made available for reissuance and an aggregate of 553,000 options have been granted under the 2006 Plan. There have been no exercises, nor have there been any shares issued under this plan.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and, in September 2005, the stockholders approved the Company’s Employee Stock Purchase Plan, or ESPP.  The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85 percent of the lower of the fair market value of the common stock at the beginning of an offering period or at the purchase date. As of December 31, 2008, and 2007, 44,802 and 102,904 shares of common stock, respectively, were  purchased by eligible employees under the ESPP.

The Company initially reserved a total of 202,941 shares of common stock for issuance under the ESPP.  The number of shares of common stock reserved under the ESPP automatically increases on the first trading day each year, beginning in 2006, by an amount equal to the lesser of: (i) 0.5 percent of the Company’s shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by the Board of Directors. On January 1, 2008, the ESPP was increased by 100,000 shares according to this provision based on a determination of the Board. At December 31, 2008, the total shares reserved for future issuance under the ESPP was 252,453. The maximum aggregate number of shares which may be issued over the term of the ESPP is 1,352,941 shares. In addition, no participant in the ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year pursuant to awards under the ESPP and no participant may purchase more than 1,176 shares during any purchase period. The total estimated fair value of purchase rights outstanding under the ESPP that vested during the year ended December 31, 2008 was under $0.1 million.

Warrants

The Company has the following warrants to purchase common stock outstanding at December 31, 2008:

	Shares	Exercise Price	Expiration
	20,800	8.94	December 2009
	41,176	17.00	May 2010
	256,740	9.10	July 2010
	1,046	9.10	September 2015
	164,830	9.10	August 2015
	1,582	9.10	June 2013
	757	9.10	June 2014
	2,173,914	6.21	March 2013
Total	2,660,845

Reserved Shares

As of December 31, 2008, we had reserved shares of common stock for future issuance as follows:

	Shares Available for Future Grant	Shares Outstanding	Total Shares Reserved
Warrants	—	2,660,845	2,660,845
Stock option plans	2,189,055	4,650,955	6,840,010
Employee stock purchase plan	252,453	—	252,453
Total	2,441,508	7,311,800	9,753,308

13. Stock-Based Compensation

Stock-Based Compensation

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2008, 2007, and 2006 were $0.89, $1.76, and $3.43, respectively, using the Black-Scholes Model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
	Stock Option Plans
Risk-free interest rate	1.55%-3.34%	3.41%-4.92%	4.35%-5.07%
Dividend yield	0%	0%	0%
Volatility	93.40%	68.50%	80.00%
Annual forfeiture rate	9.80%	7.20%	5.52%
Expected term (years)	5	5	5

The weighted average estimated fair value of purchase rights under our ESPP for the year ended December 31, 2008 was $1.09 per share using the Black-Scholes Model with the following assumptions:

	Year Ended December 31,
	2008	2007
	Employee Stock Purchase Plan
Volatility	93.40%	68.50%
Risk-free interest rate	0.44%-5.06%	3.15%-5.06%
Dividend yield	0%	0%
Expected term (years)	0.50 – 1.00	0.50 - 1.00

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

A summary of stock option transactions for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,994,701	$3.92
Options granted	1,227,700	$5.11
Options exercised	(126,594)	$2.51
Options canceled/forfeited/expired	(153,372)	$4.86
Outstanding at December 31, 2006	3,942,435	$4.30
Options granted	1,636,750	$3.04
Options exercised	(68,813)	$2.34
Options canceled/forfeited/expired	(410,525)	$4.78
Outstanding at December 31, 2007	5,099,847	$3.83
Options granted	874,225	$1.75
Options exercised	—	—
Options canceled/forfeited/expired	(1,323,117)	$3.64
Outstanding at December 31, 2008	4,650,955	$3.44	7.17	$—
Exercisable at December 31, 2008	3,144,705	$3.83	6.39	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  No options were exercised and, as a result, there is no intrinsic value for options exercised during 2008.  Total intrinsic value of options exercised for the years ended December 31, 2007 is $0.1 million.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.32 to $1.30	55,211	7.01	$0.78	16,711	$0.80
$1.44	651,826	9.50	$1.44	86,105	$1.44
$1.55 to $2.31	212,000	9.14	$1.97	67,750	$1.98
$2.55	1,070,160	3.93	$2.55	1,061,140	$2.55
$2.59	680,905	8.70	$2.59	341,098	$2.59
$2.62 to $4.85	824,568	7.94	$4.50	565,082	$4.53
$4.93 to $5.16	83,405	7.60	$5.02	70,321	$5.04
$5.25	845,453	6.91	$5.25	728,322	$5.25
$5.50 to 7.15	179,509	7.50	$6.12	160,258	$6.16
$9.56	47,918	6.42	$9.56	47,918	$9.56
$0.32 to $9.56	4,650,955	7.17	$3.44	3,144,705	$3.83

The Company’s determination of the fair value of share-based payment awards on the grant date using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The estimated fair value of shares vested during 2008 was $2.2 million, and was $2.5 million for 2007. At December 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $4.1 million and the cost is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 3.26 years. As the Company believes it is more likely than not that all of the stock option related tax benefits will not be realized, the Company has not recorded any net tax benefits related to the options exercised.

Stock-Based Compensation for Options Granted Prior to the IPO

Prior to the Company’s IPO, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. In accordance with APB 25, deferred stock-based compensation was recorded for the difference between the estimated fair value of the common stock underlying the options and the exercise price of the options. The deferred stock-based compensation was being amortized over the related vesting terms of the options. The Company recorded amortization of deferred stock-based compensation of $0.2 million and $0.7 million in 2008 and 2007, respectively, under the prospective transition method of FAS 123R for stock options granted before December 23, 2004, the date on which the Company filed its initial registration statement on Form S-1 in connection with its IPO. As of December 31, 2008, the deferred stock-based compensation was fully amortized.  For stock options granted after December 23, 2004, the associated unamortized deferred compensation balance of $0.3 million was reversed as of January 1, 2006 due to the adoption of FAS 123R.

Total Stock-based Compensation Expense

Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to all of the Company’s stock-based awards, including stock options granted prior to the Company’s IPO which continue to be accounted for under APB 25, is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Research and development	$644,549	$1,322,656
General and administrative	1,265,379	1,863,999
Restructuring charges	366,637	126,456
Stock-based compensation expense	$2,276,565	$3,313,111

14. Fair Value Measurements

Effective September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements.  In February 2008, the FASB issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are on a recurring basis (items that are remeasured at least annually).  The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until the Company’s fiscal year beginning on January 1, 2009.

As of January 1, 2008, the Company adopted SFAS 157 on a prospective basis on its financial assets and liabilities.  The fair value of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3—unobservable inputs.

The adoption of SFAS 157 did not have a material effect on the Company’s financial condition and results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities, focusing on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets (Level 1) or based upon other observable inputs (Level 2). The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis during the year ended in December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	(Level 1)	(Level 2)	(Level 3)	Total
Description
Cash equivalents and money market funds	$6,185,866	$—	$—	$6,185,866
Marketable securities	—	4,321,844	—	4,321,844
Total	$6,185,866	$4,321,844	$—	$10,507,710

At December 31, 2008, the Company’s cash equivalents and marketable securities were classified within Level 1 or Level 2 of the fair value hierarchy. The type of securities utilizing Level 1 inputs consisted of the Company’s money market funds. The Company’s Level 2 valuations are based upon quoted prices for similar instruments or securities that are under an active market with pricing adjustments for yield and number of days to maturity. The type of securities utilizing Level 2 inputs consisted of the Company’s U.S. government agency securities, corporate bonds and commercial papers.

15. Income Taxes

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $201.6 million. The Company also had federal research and development tax credit carryforwards of approximately $4.9 million. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. As of December 31, 2008, the Company had a state net operating loss carryforward of approximately $102.9 million, which expires beginning in 2009. The Company also had state research and development tax credit carryforwards of approximately $4.9 million which do not expire.

Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change,” which may occur, for example, as a result of the Company’s IPO and other sales of the Company’s stock, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2008 and 2007, the Company had deferred tax assets of approximately $95.7 million and $80.7 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $15.0 million and $16.2 million during the years ended December 31, 2008, and 2007, respectively.

The income tax provision differs from the amount computed by applying the statutory income tax rate of 34 percent to pretax loss as follows:

	Year Ended December 31,
	2008	2007	2006
At statutory rate	$(12,642,344)	$(13,178,440)	$(10,620,396)
Current year net operating losses and temporary differences for which no tax benefit is recognized	12,223,875	12,415,146	9,871,419
Other permanent differences	418,469	763,294	748,977
	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$74,711,000	$61,149,000
Deferred revenue	—	457,000
Capitalized research costs	8,649,000	8,368,000
Property and equipment	1,966,000	1,391,000
Accrued liabilities	2,026,000	1,763,000
Federal and state research credit carryforwards	8,328,000	7,567,000
Gross deferred tax assets	95,680,000	80,695,000
Valuation allowance	(95,680,000)	(80,695,000)
Net deferred tax assets	$—	$—

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses recognition and measurement on uncertain tax positions that the Company has taken or expects to take on tax returns using a more-likely-than-not threshold. It also revises disclosure requirements.

On January 1, 2007, the Company adopted the provisions of FIN 48. As of December 31, 2008, the Company recognized no material adjustment in tax payable and unrecognized tax benefits since the Company has net operating losses and has not been subject to income tax since inception.

The Company files U.S. federal and California tax returns.  The Company’s wholly owned subsidiary files tax returns in the United Kingdom. To date, neither the Company nor its wholly owned subsidiary has been audited by the Internal Revenue Service, any state income tax authority or tax authority in the United Kingdom.

16. Guarantees and Indemnification

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2008.

17. Subsequent Events

Termination of Lease Agreement

On January 15, 2009, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises with ARE-Technology Center, SSF, LLC, or Alexandria, on a leased facility located at 341 Oyster Point Boulevard, South San Francisco, California which formerly served as the Company’s headquarters and research and development facility.  Pursuant to the terms of the Termination Agreement, the Company was required to vacate the premises by February 28, 2009, and agreed to pay an aggregate fee of approximately $2.2 million in consideration of early termination of the Lease Agreement.  Under the original Lease Agreement, the Company was required to pay Alexandria base rents and operating expenses of approximately $15.7 million between 2009 and 2013.  The $2.2 million termination fee was paid in January 2009.  In addition to the $2.2 million termination fee, the Company also paid in January 2009 approximately $0.3 million of commission to a third party that the Company engaged to negotiate the lease termination with the Company’s landlord and the landlord kept the $0.3 million security deposit it received upon the signing of the lease.

Sale of LFA-1 Patents and Related Know-How

In March 2009, the Company sold all of its interest in its LFA-1 and related know-how, to SARcode Corporation or SARcode, the previous licensee, for a total cash consideration of $2.0 million.  Upon signing the new agreement, the existing license agreement with SARcode terminated.  The Company continues to hold a series of secured notes issued by SARcode having a total principal value of $1.0 million and convertible into preferred stock of SARcode Corporation.

Private Placement

On March 31, 2009, the Company entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of up to $43.5 million of our securities, or the Private Placement. The Private Placement includes up to $15.0 million of units consisting of convertible preferred stock and warrants to purchase common stock in two closings.  The initial closing for $10.0 million of units is expected to close in the near term, subject to the satisfaction of customary closing conditions.  Subject to approval by the Company’s stockholders, an additional $5.0 million of units may be sold in the second closing, which closing may occur at our election or at the election of the investors in the Private Placement. We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we do not deliver notice to the investors of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing. Notice of an election to complete the second closing, either by us or the investors, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing. If the second closing occurs, it will be subject to the satisfaction of customary closing conditions. Subject to the approval of our stockholders, the remaining tranche of $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at or prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, subject to approval of a majority of the investors and selling at least $28.5 million of common stock in the common equity closing. The common equity closing may also be completed upon the election of the holders of a majority of the convertible preferred stock prior to a date determined with reference to our cash balance at certain future dates.

In the initial closing for $10.0 million of units, the Company would issue approximately 2.9 million shares of Series A Preferred Stock, which would initially be convertible into approximately 29.0 million shares of common stock, and warrants to purchase approximately 29.0 million shares of common stock.  In the second closing for an additional $5.0 million of units, if completed, the Company would issue approximately 14.5 million shares of Series A Preferred Stock, which would be convertible into approximately 14.5 million shares of common stock, and warrants to purchase approximately 14.5 million shares of common stock.  The per unit purchase price for a share of Series A Preferred Stock and a warrant to purchase 10 shares of common stock would be $3.45 for both the first and second closings.  The warrants issuable at the first and second closings would have an exercise price of $0.22 per share and a term of 7 years from issuance.  In the common equity closing, if completed, the Company would issue approximately 103.6 million shares of common stock at a purchase price of $0.275 per share.

Upon the initial closing, certain of the investors would have the right to designate three of eight members of the Company’s Board of Directors.  Following the second closing, if completed, the investors would have the right to designate five of nine members of the Board of Directors.  In conjunction with this private placement, when the initial closing takes place, the investors will receive a number of additional rights as a result of their convertible preferred stock ownership including the right to approve any sale of the company, any issuance of debt or preferred stock and, except if certain conditions are met, any issuance of common stock, other than the second closing and the common stock closing described above.  Upon any sale of the company or the majority of its assets or shares or a significant partnering transaction, the holders of the Series A Preferred Stock would have a right to receive proceeds equal to three times the purchase price of each unit for each share of Series A Preferred Stock, in preference to any other class of stock.

2009 Restructuring

On March 30, 2009, the Compensation Committee of our Board of Directors, in conjunction with the closing of the Private Placement, committed to a restructuring plan that will result in an immediate reduction in force affecting six employees, including two executives. Employees were notified on March 31, 2009.

18. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31, 2008	June 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2007	June 30, 2007	Sep. 30, 2007	Dec. 31, 2007
Revenue	$2,303,183	$2,591,240	$510,417	$12,500	$2,516,266	$3,270,265	$1,830,274	$2,046,708
Net loss	$(9,624,905)	$(13,568,418)	$(7,065,172)	$(6,927,132)	$(9,369,037)	$(9,771,583)	$(10,842,325)	$(8,777,975)
Basic and diluted loss per share applicable to common stockholders	$(0.28)	$(0.39)	$(0.21)	$(0.20)	$(0.32)	$(0.31)	$(0.32)	$(0.26)
Shares used in computing basic and diluted net loss per share applicable to common stockholders	34,364,896	34,377,367	34,401,519	34,404,578	29,457,247	31,175,933	34,315,961	34,336,345

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.   Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in June 2009 (the “Proxy Statement”) not later than 120 days after the year ended December 31, 2008 covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Identification of Executive Officers

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Identification of Audit Committee and Financial Expert

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Material Changes to Procedures for Recommending Directors

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Code of Business Conduct & Ethics

We have adopted a Code of Business Conduct & Ethics which applies to all of our directors, officers and employees. A copy of our Code of Business Conduct & Ethics can be found on our website, www.sunesis.com, in the section titled “Investors and Media” under the subsection titled “Corporate Governance.” Information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct & Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct & Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

All additional information required by this Item 10 will be set forth in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Sunesis Securities

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008:

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	4,193,894	(2)	$3.23	2,373,569	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	457,061		$3.43	67,939
Total	4,650,955		$3.44	2,441,508

(1)	Includes our 1998 Stock Plan, or 1998 Plan, 2001 Stock Plan, or 2001 Plan, 2005 Equity Incentive Award Plan, or 2005 Plan, and Employee Stock Purchase Plan, or ESPP.

(2)
Includes (i) 1,018,642 shares of common stock issuable upon the exercise of options granted under our 1998 Plan, all of which were exercisable as of December 31, 2008, (ii) 148,304 shares of common stock issuable upon the exercise of options granted under our 2001 Plan, all of which were exercisable as of December 31, 2008, and (iii) 3,026,948 shares of common stock issuable upon the exercise of options granted under our 2005 Plan, 1,833,135 of which were exercisable as of December 31, 2008. Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. Participation is limited to 20 percent of an employee’s eligible compensation, subject to limitations under the Internal Revenue Code.

(3)
Includes (i) 2,121,116 shares of common stock available for issuance under our 2005 Plan and (ii) 252,453 shares of common stock available for issuance under our ESPP.  Beginning in 2006, the number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day each year by an amount equal to the lesser of: (i) 4 percent of the Company’s outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) an amount determined by the Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on the first trading day each year by an amount equal to the least of: (i) 0.5 percent of our outstanding shares of common stock outstanding on such date, (ii) 135,294 shares or (iii) a lesser amount determined by our Board of Directors.

(4)	Represents our 2006 Employment Commencement Incentive Plan, or 2006 Plan.

The additional information required by this Item 12 concerning our non-stockholder approved equity compensation plans is discussed in Note 12 in the notes to consolidated financial statements contained in Part II, Item 8 of this report and is incorporated herein by reference.  Any other information required by this Item 12 will be set forth in our definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules:

(a)(1)	Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ James W. Young, Ph.D.	Executive Chairman of the Board	April 3, 2009
James W. Young, Ph.D.

/s/ Daniel N. Swisher, Jr.	President, Chief Executive Officer and	April 3, 2009
Daniel N. Swisher, Jr.	Director (Principal Executive Officer)

/s/ Eric H. Bjerkholt	Senior Vice President, Corporate Development and Finance, Chief	April 3, 2009
Eric H. Bjerkholt	Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Anthony B. Evnin, Ph.D.	Director	April 3, 2009
Anthony B. Evnin, Ph.D.

/s/ Stephen P.A. Fodor, Ph.D.	Director	April 3, 2009
Stephen P.A. Fodor, Ph.D.

/s/ Matthew K. Fust	Director	April 3, 2009
Matthew K. Fust

/s/ Steven D. Goldby	Director	April 3, 2009
Steven D. Goldby

/s/ Homer L. Pearce	Director	April 3, 2009
Homer L. Pearce

/s/ David C. Stump, M.D.	Director	April 3, 2009
David C. Stump, M.D.

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007).
4.1
Specimen Common Stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.1	*
1998 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.2	*
2001 Stock Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.3	*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2007).
10.4	*	Employee Stock Purchase Plan and Enrollment Form (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.5	*
Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.6	*
Amended and Restated Consulting Agreement, dated August 8, 2005, by and between the Registrant and James A. Wells (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.7
Eighth Amended and Restated Investor Rights Agreement, dated August 30, 2004, by and among the Registrant and certain stockholders and warrant holders (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.8	*
Warrant, dated April 9, 1998, issued to James A. Wells (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.9
Warrant, dated December 1, 1999, issued to Three Crowns Capital (Bermuda) Limited (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.10
Warrant, dated July 7, 2000, issued to Broadview Ltd. Limited and Amendment No. 1 thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.11
Warrant, dated June 11, 2003, issued to General Electric Capital Corporation (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

10.12
Warrant, dated June 21, 2004, issued to General Electric Capital Corporation and Amendment No. 1 thereto, dated December 16, 2004 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.13		Agreement for Termination of Lease and Voluntary Surrender of Premises, dated as of January 15, 2009, by and between the Registrant and ARE-Technology Center, SSF, LLC.
10.14	†
Collaboration Agreement, dated December 18, 2002, by and between the Registrant and Biogen Idec MA Inc. (successor to Biogen Inc.) (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.15	†
Amendment No. 1 to Collaboration Agreement, dated June 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.16	†
Amendment No. 2 to Collaboration Agreement, dated September 17, 2003, between the Registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.17	†
Collaboration Agreement, dated August 25, 2004, between the Registrant and Biogen Idec, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.18	†
Collaboration Agreement, dated May 3, 2002, by and between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.19	†
Amendment to Collaboration Agreement, dated December 15, 2002, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.20
Notice of Extension and Second Amendment to Collaboration Agreement, dated December 15, 2003, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.21	†
Third Amendment to Collaboration Agreement, dated December 22, 2004, between the Registrant and Johnson & Johnson Pharmaceutical Research & Development, LLC (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.22	†
License and Collaboration Agreement, dated February 12, 2003, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.23	†
License and Research Collaboration Agreement, dated July 22, 2004, by and between the Registrant and Merck & Co., Inc. (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on January 27, 2005).

10.24	†
License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.) (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.25	†
License Agreement, dated as of April 27, 2005, between the Registrant and Bristol-Meyers Squibb Company (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.26
Stock Purchase Agreement, dated as of April 27, 2005, between the Registrant and Bristol-Meyers Squibb Company (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.27
Amendment to Eighth Amended and Restated Investor Rights Agreement, dated as of April 27, 2005, among the Registrant and investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on April 29, 2005).

10.28
Amendment to Eighth Amended and Restated Investor Rights Agreement, dated as of August 25, 2005, among the Registrant and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.29
Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC (incorporated by reference to Exhibit 10.40 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.30
Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.31
Warrant, dated August 25, 2005, issued to Oxford Finance Corporation (incorporated by reference to Exhibit 10.42 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on September 1, 2005).

10.32	*	Amended and Restated 2006 Employment Commencement Incentive Plan (incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008).
10.33
Common Stock and Warrant Purchase Agreement, dated as of March 17, 2006, among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.44 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006).

10.34
Registration Rights Agreement, dated as of March 17, 2006, among the Company and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.45 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006).

10.35		Form of Warrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006).
10.36	†
Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.37	*
Amendment, dated December 21, 2005, to the Amended and Restated Consulting Agreement, dated August 8, 2005, by and between the Registrant and James A. Wells, Ph. D. (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2007).

10.38	*
Consulting Agreement, dated August 17, 2006, by and between the Registrant and Homer L. Pearce, Ph. D. (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2007).

10.39	*
Consulting Agreement, dated September 2, 2006, by and between the Registrant and David C. Stump, M. D. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2007).

10.40	*
Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.52 to the Registrant’s Current Report on Form 8-K filed on September 19, 2007).

10.41	*	Sunesis Pharmaceuticals, Inc. 2008 Executive Bonus Program (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).
10.42	*
Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.43	*	Amended and Restated Executive Severance Benefits Agreement, dated December 23, 2008, by and between the Registrant and Steven B. Ketchum, Ph.D.
10.44	*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr.
10.45	*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt.
10.46	*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 23, 2008, by and between Registrant and James W. Young, Ph.D.
10.47	*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Valerie L. Pierce.
10.48	*
Amended and Restated Executive Severance Benefits Agreement, dated May 27, 2008, by and between Registrant and Daniel C. Adelman, M.D. (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.49	*
Amended and Restated Executive Severance Benefits Agreement, dated May 28, 2008, by and between Registrant and Robert S. McDowell, Ph.D. (incorporated by reference to Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.50	*
Release Agreement, dated June 6, 2008, by and between Registrant and Daniel C. Adelman, M.D. (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.51	*
Release Agreement, dated August 4, 2008, by and between Registrant and Robert S. McDowell, Ph.D. (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.52	*
Acceptance of Option Amendment, dated June 6, 2008, by and between Registrant and Daniel C. Adelman, M.D. (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.53	*
Acceptance of Option Amendment, dated June 27, 2008, by and between Registrant and Robert S. McDowell, Ph.D. (incorporated by reference to Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.54	*
Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.55	*
Consulting Agreement, dated August 5, 2008, and First Amendment to Consulting Agreement, dated October 1, 2008, by and between Registrant and Robert S. McDowell, Ph.D. (incorporated by reference to Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.56
Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan (incorporated by reference to Exhibit 10.71 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.57
Intellectual Property Assignment and License Termination Agreement by and between the Registrant and SARcode Corporation, dated March 6, 2009 (incorporated by reference to Exhibit 10.72 to the Registrant’s Current Report on Form 8-K filed on March 10, 2009).

10.58
Form of Amended and Restated Convertible Secured Promissory Notes issued by SARcode Corporation to the Registrant, dated March 6, 2009 (incorporated by reference to Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed on March 10, 2009).

10.59		Summary of Non-Employee Director Cash Compensation Arrangements.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

*	Management contract, compensatory plan or arrangement.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.