Form 10-K/A
period 2008-12-31
SUNESIS PHARMACEUTICALS INC
filed 2009-04-30
CIK 1061027

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUNESIS PHARMACEUTICALS, INC.
FORM 10-K/A
(Amendment No. 1)

For the Year Ended December 31, 2008

TABLE OF CONTENTS

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2009 (the “Original Filing”). The principal purpose of this Amendment is to update the Risk Factors in Part I, Item IA to reflect the initial closing of a private placement to purchase up to $43.5 million of our securities and reflect that we received a letter on April 14, 2009 from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we do not currently comply with the $10.0 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market as set forth in NASDAQ Marketplace Rule 5450(b)(1)(A) and include the Part III information that was to be incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Annual Meeting”). This Amendment hereby amends Part I, Item IA, specifically the risk factors entitled  “If we are unable to raise additional capital in the near term, we may not be able to continue to operate as a going concern,” “The closing of the Private Placement will result in substantial dilution to our stockholders. If we sell shares of our common stock in future financings or other arrangements, stockholders may experience additional dilution,” and “If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted” and Part III, Items 10 through 14, and Part IV, Item 15.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. Other than as stated above in the Risk Factors, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters, including changes in our management, are addressed in subsequent reports filed by us with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly owned subsidiary, Sunesis Europe Limited, except where it is made clear that the term refers only to the parent company.

PART I

ITEM 1A:  RISK FACTORS

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2009.

Risks Related to Our Business

*If we are unable to raise additional capital in the near term, we may not be able to continue to operate as a going concern.

We will need to raise substantial additional capital to continue the development and commercialization of voreloxin. We will need to raise substantial additional capital in the near term to:

•	fund clinical trials and seek regulatory approvals;

•	continue and expand our development activities;

•	hire additional development personnel;

•	maintain, defend and expand the scope of our intellectual property portfolio;

•	implement additional internal systems and infrastructure; and

•	build or access manufacturing and commercialization capabilities.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials and other development activities;

•	the economic and other terms and timing of any licensing or other partnering arrangement into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals; and

•	the effect of competing technological and market developments.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of our securities of up to $43.5 million, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A preferred stock and warrants to purchase common stock in two closings.  $10.0 million of units were sold in the initial closing on April 3, 2009.  Subject to the approval of our stockholders, an additional $5.0 million of units may be sold in the second closing, which may occur at our election or at the election of the investors in the Private Placement.  We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering a notice to us of their election to purchase the units.  Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, the remaining tranche of $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 or a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A preferred stock issued in the Private Placement prior to a date determined with reference to our cash balance dropping below $4.0 million at certain future dates.  If we elect to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A preferred stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

We anticipate that the net proceeds from the initial closing of the Private Placement, together with our existing cash, cash equivalents and marketable securities, will be sufficient to enable us to fund our operations through at least the end of 2009.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including the possible second closing of the sale of units and common equity closing in the Private Placement described above and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. We do not know whether additional funding will be available on acceptable terms, or at all.

We are currently continuing to conduct our ongoing clinical trials of voreloxin in acute myeloid leukemia, or AML, and ovarian cancer. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or scale back our development program or conduct additional workforce or other expense reductions. For example, in June 2008, we announced that we reduced our workforce by approximately 60% and implemented a revised operating plan to focus our efforts on voreloxin, wind down our internal discovery research activities to streamline our operations and extend our financial resources. In addition, we may have to partner voreloxin at an earlier stage of development than we might otherwise choose to do, which would lower the economic value of that program to us.

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

Conditions affecting the equity markets may make it more difficult and costly to raise additional capital.

Currently, there is turmoil in the U.S. economy in part due to tightening credit markets. Banks have tightened their lending standards, investors are increasingly unwilling to buy stock and corporate bonds and economic growth has slowed. Factors contributing to a slowing economy appear to be reduced credit availability, falling house prices and rising prices. If these factors continue to affect equity markets, our ability to raise capital may be adversely affected.

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

For example, we terminated two Phase 2 trials of voreloxin in small cell and non-small cell lung cancer. We recently  ceased development of SNS-032 and terminated our related license agreement with Bristol-Myers Squibb Company after completion of a Phase 1 trial as no responses demonstrating efficacy were observed in that trial. In addition, in our Phase 1 trial of SNS-314, a maximum tolerated dose was not established and no responses were observed.  As a result, we have suspended further development of SNS-314 while we seek a partner or licensee to support further development.

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

We do not know whether our ongoing clinical trials or any other future clinical trials with voreloxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;
•	delays or failures in obtaining regulatory approval to commence a clinical trial;
•	delays or failures in obtaining sufficient clinical materials;
•	delays or failures in obtaining institutional review board approval to conduct a clinical trial at prospective sites; or
•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy during clinical trials;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, ourselves or, in some cases, our collaboration partners. Any failure to complete or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

In March 2008, we informed the FDA of a stability observation in our voreloxin drug product. Specifically, visible particles were observed during stability studies of one of our voreloxin drug product lots. We have since identified a process impurity in the voreloxin active pharmaceutical ingredient, or API, that, when formulated into the packaged vial of the voreloxin drug product, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to attempt to control the impurity and thereby prevent particle formation. One lot of voreloxin API manufactured using the revised manufacturing process has been formulated into a drug product lot that has completed nine months of stability testing without formation of particles. This drug product lot is currently being used in our clinical trials. It will take time to evaluate whether or not this revised manufacturing process for voreloxin API will be successful in stopping the formation of particles in this drug product lot over the longer term, and to evaluate whether or not such control of particle formation would also be reliably and consistently achieved in subsequent lots over the shorter or longer term. We provided an update on the results from our process optimization activities to the FDA in December 2008. If the change in manufacturing process does not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA, which could include temporary clinical hold until the issue has been resolved to their satisfaction.

The failure to enroll patients for clinical trials may cause delays in developing voreloxin.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of voreloxin. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely effected by negative results from completed trials. Voreloxin is being tested in patients with AML and ovarian cancer, which can be difficult patient populations to recruit.

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

We do not currently own or operate manufacturing facilities and lack the capability to manufacture voreloxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the voreloxin API and the finished drug product. The API is classified as a toxic substance, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture finished drug product. We currently have established relationships with only one manufacturer for API and two manufacturers for the finished drug product. If our third-party API manufacturer is unable or unwilling to produce voreloxin, we will need to establish a contract with another supplier. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API for six to nine months, during which time we would rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for all our API and finished drug product needs in the foreseeable future.

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

We are highly dependent on the principal members of our development staff. We expect to expand our clinical development capabilities by increasing expenditures in these areas, hiring additional employees and expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

•	substantial damages for past infringement, which we may have to pay if a court determines that voreloxin or any future product candidates infringe a third party’s patent or other proprietary rights;

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

Some of the current key competitors of voreloxin in AML include Genzyme Corporation’s clofarabine, Eisai Corporation’s decitabine, Celgene Corporation’s azacitidine and Vion Pharmaceuticals, Inc.’s laromustine, all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is voreloxin. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have initiated Phase 3 clinical trials for this indication.

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

In August 2007, we conducted a workforce reduction of approximately 25% in order to reduce expenses. In June 2008, we conducted a second workforce reduction of approximately 60% to focus on the development of voreloxin. In March 2009, in conjunction with the closing of the Private Placement we conducted an additional workforce reduction of six employees. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

We currently have no sales or distribution capabilities and limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize voreloxin in North America, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems to commercialize voreloxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold voreloxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize voreloxin. If we are not successful in commercializing voreloxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We depend on various consultants and advisors for the success and continuation of development efforts.

We work extensively with various consultants and advisors, who provide advice and/or services in various business and development functions, including clinical development, operations and strategy, regulatory matters, accounting and finance. The potential success of our drug development programs depends, in part, on continued collaborations with certain of these consultants and advisors. Our consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

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

Because we conduct clinical trials in humans, we face the risk that the use of voreloxin or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10.0 million aggregate, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

Even if we receive regulatory approval to sell voreloxin, the market may not be receptive to voreloxin.

Even if voreloxin obtains regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of voreloxin and our future products, if any, in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products. These payors may not view our future products as cost effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our future products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our future products may reduce any future product revenue.

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

Risks Related to Our Common Stock

*The closing of the Private Placement will result in substantial dilution to our stockholders. If we sell shares of our common stock in future financings or other arrangements, stockholders may experience additional dilution.

We need to raise substantial additional funds, through the Private Placement and otherwise, to continue our operations, fund additional clinical trials of voreloxin and potentially commercialize voreloxin. We plan to continue to finance our operations with a combination of equity issuances (including the possible second closing of the sale of units and common equity closing in the Private Placement and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant.

The closing of the Private Placement will result in substantial dilution to our stockholders.  Following the initial closing, the holders of our common stock prior thereto hold approximately 54.3% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and will hold approximately 37.2% if the warrants issued at the initial closing are exercised in full.  Following the second closing for $5.0 million of units, if completed, the holders of our common stock prior to the Private Placement will hold approximately 44.2% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and will hold approximately 28.4% if the warrants issued at the initial and second closings are exercised in full.  Following the common equity closing, if completed, the holders of our common stock prior to the Private Placement would hold approximately 19.0% of our outstanding common stock (assuming conversion of the convertible preferred at the current conversion price), and would hold approximately 15.3% if the warrants issued at the initial and second closings are exercised in full.

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

For as long as the convertible preferred is outstanding, the holders of the convertible preferred issued and to be issued in the Private Placement will have a number of rights, including the right to approve any sale of the company, any significant partnering transaction, any issuance of debt or convertible preferred and, unless certain conditions are met, any issuance of common stock other than the second closing and the common equity closing contemplated by the Private Placement.  It is possible that the interests of the holders of the convertible preferred and the holders of common stock may be inconsistent, resulting in the inability to obtain the consent of the holders of convertible preferred to matters that may be in the best interests of the common stockholders.

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In 2008, our common stock traded as low as $0.18 and as high as $2.10. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	failure to raise additional capital to move forward with our clinical development plans and current and future operations;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for voreloxin;
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

*We no longer comply with certain of the listing requirements of The NASDAQ Global Market. We may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10.0 million. We announced on April 17, 2009 we had received a letter, dated April 14, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we do not comply with the $10.0 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). NASDAQ’s determination was based on a review of our Annual Report on Form 10-K for the period ended December 31, 2008. At that time, our stockholders’ equity was reported at $6.5 million. Since that time, we announced an up to $43.5 million financing, of which the first $10.0 million was received on April 3, 2009 upon the issuance of shares of our Series A preferred stock and warrants to purchase our common stock and the remainder of which may be issued by us, subject to approval by our stockholders, upon the satisfaction of a certain clinical milestone and our common stock trading above a specified floor price or upon approval by a majority of the investors in the Private Placement, among other conditions. While we do not anticipate that we will meet the $10.0 million of stockholders’ equity continued listing requirement as of March 31, 2009 on a GAAP or pro-forma basis after giving effect to the $10.0 million initial closing of the Private Placement, the amount of the shortfall depends on the net proceeds from the initial closing of the Private Placement, the amount of the restructuring charge from our reduction in force on March 31, 2009 and the application of GAAP to the terms of the newly issued securities, which we are in the process of analyzing.  As provided in the NASDAQ rules, we have the opportunity to submit to NASDAQ a specific plan and timeline to achieve and sustain compliance. We submitted in a timely manner to the NASDAQ Staff a plan to continue listing on The NASDAQ Global Market. There is no assurance that NASDAQ will accept our plan to satisfy the stockholders’ equity requirement. If, after the completion of its review, NASDAQ determines that we have not presented a plan that adequately addresses the stockholders’ equity issue, NASDAQ will provide written notice that our securities will be subject to delisting from The NASDAQ Global Market. In that event, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market, or appeal the decision to a NASDAQ Listing Qualifications Panel. In the event of an appeal, we would remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.

Additionally, our common stock has traded in the near term below the $1.00 minimum bid price every trading day since September 17, 2008. Under normal circumstances, companies traded on NASDAQ would receive a deficiency notice from NASDAQ if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, NASDAQ announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price and the market value of publicly held shares, with enforcement scheduled to resume on Monday, July 20, 2009. If our common stock is still listed on The NASDAQ Global Market on July 20, 2009 and our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of NASDAQ’s enforcement suspension or if the market value of our publicly held shares trades below $5 million for 30 consecutive business days following the end of NASDAQ’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period and we would have 90 calendar days to regain compliance by having our publicly held shares trade over $5 million in value for at least a 10-day period. If we were to fail to regain compliance during the grace period, our common stock could be delisted.

If we fail to comply with The NASDAQ Global Market listing standards, we may consider transferring to The NASDAQ Capital Market, provided we met the transfer criteria, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the NASDAQ Capital Market could adversely affect the liquidity of our common stock as would our common stock being traded on the over-the-counter bulletin board network.  If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

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

Our executive officers and directors and their affiliates beneficially owned approximately 7.5% of our outstanding common stock as of March 15, 2009. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE COMPANY

The following table sets forth information as of April 10, 2009 with respect to our directors:

Name	Age	Director Since
James W. Young, Ph.D.	64	2000
Daniel N. Swisher, Jr.	46	2004
Matthew K. Fust	44	2005
Homer L. Pearce, Ph.D.	56	2006
David C. Stump, M.D.	59	2006
Edward Hurwitz	45	2009
Dayton Misfeldt	35	2009

The principal occupations and positions for at least the past five years of our directors are as follows:

James W. Young, Ph.D. served as Executive Chairman of our Board of Directors from December 2003 to April 2009 and has served as non-executive Chairman of our Board of Directors since April 2009. From May 2000 to November 2003, Dr. Young served as our Chief Executive Officer. In April 2006, he joined 5AM Ventures, a venture capital firm, as a Venture Partner. From September 1995 to March 2000, Dr. Young served as Vice President of Research, as Senior Vice President, Research and Development, and as Group Vice President at ALZA Corporation, a pharmaceutical company. From September 1992 to August 1995, Dr. Young served as Senior Vice President for Business Development and as President of the Pharmaceuticals Division of Affymax, N.V., a biopharmaceutical company. From September 1987 to August 1992, he served as Senior Vice President for Business Development and as Senior Vice President and General Manager of the Pharmaceuticals Division at Sepracor Inc., a pharmaceutical company. Dr. Young holds a B.S. in Chemistry from Fordham University and a Ph.D. in Organic Chemistry from Cornell University.

Daniel N. Swisher, Jr. has served as our Chief Executive Officer, or CEO, and a member of our Board of Directors since January 2004 and also as our President since August 2005. From December 2001 to December 2003, he served as our Chief Business Officer and Chief Financial Officer. From June 1992 to September 2001, Mr. Swisher served in various management roles, including Senior Vice President of Sales and Marketing, for ALZA Corporation. In 2007, Mr. Swisher joined the Board of Directors of the Okizu Foundation, an organization that provides support to families affected by childhood cancers. Mr. Swisher holds a B.A. in History from Yale University and an M.B.A. from the Stanford Graduate School of Business.

Matthew K. Fust has been Executive Vice President and Chief Financial Officer at Onyx Pharmaceuticals, Inc., a biopharmaceutical company, since January 2009.  Prior to joining Onyx, Mr. Fust was Executive Vice President and Chief Financial Officer at Jazz Pharmaceuticals, Inc., a pharmaceutical company, which he joined in May 2003. From May 2002 to May 2003, Mr. Fust was Chief Financial Officer at Perlegen Sciences, Inc., a biotechnology company. From June 1996 to January 2002, Mr. Fust was with ALZA Corporation, first as Controller and then as Chief Financial Officer. Mr. Fust holds a B.A. in Accounting from the University of Minnesota and an M.B.A. from the Stanford Graduate School of Business.

Homer L. Pearce, Ph.D. served in various capacities at Eli Lilly & Company between 1979 and March 2006, including Vice President, Cancer Research and Clinical Investigation from 1994 to 2002 and Distinguished Research Fellow, Cancer Research, Lilly Research Laboratories from 2002 to March 2006. Since August 2006, Dr. Pearce has served as a consultant to Sunesis, reviewing, assessing and advising us on our development plans and strategies. He is a member of the American Association for Cancer Research, the American Chemical Society and the American Association for the Advancement of Science. Dr. Pearce holds a B.S. from Texas A&M University and a Ph.D. in Organic Chemistry from Harvard University.

David C. Stump, M.D. is Executive Vice President, Research and Development, at Human Genome Sciences, Inc., a biopharmaceutical company, and has served at that company since November 1999. From December 2003 to May 2007, Dr. Stump served as Executive Vice President of Drug Development at Human Genome Sciences and, from November 1999 to December 2003, as its Senior Vice President, Drug Development. Prior to joining Human Genome Sciences, Dr. Stump held roles of increasing responsibility at Genentech, Inc., a biopharmaceutical company, from 1989 to 1999, including Vice President, Clinical Research and Genentech Fellow. Prior to joining Genentech, Dr. Stump was an Associate Professor of Medicine and Biochemistry at the University of Vermont. Since September 2006, Dr. Stump has served as a consultant to Sunesis, reviewing, assessing and advising us on our development plans and strategies. Dr. Stump holds an A.B. from Earlham College and an M.D. from Indiana University, and did his residency and fellowship training in internal medicine, hematology, oncology and biochemistry at the University of Iowa.

Edward Hurwitz has served as a director of Alta Partners, a venture capital firm, since June 2002.  From June 1997 to October 2002, Mr. Hurwitz served as Senior Vice President and Chief Financial Officer of Affymetrix, Inc., a microarray technology company. From April 1994 to June 1997, Mr. Hurwitz was a biotechnology research analyst for Robertson Stephens & Company, and from April 1992 to April 1994 was a biotechnology research analyst for Smith Barney Shearson. From November 1990 to April 1992, Mr. Hurwitz practiced commercial law at Cooley Godward LLP.  Mr. Hurwitz holds a B.A. in Molecular Biology from Cornell University, a J.D. from the University of California, Berkeley Boalt Hall School of Law and an M.B.A. from the Haas School of Business. Mr. Hurwitz was appointed as a director pursuant to the Investor Rights Agreement executed in connection with Alta Partners’ purchase of our securities in the Private Placement.  See “Item 13: Certain Relationships and Related Transactions and Director Independence” for a description of this agreement.

Dayton Misfeldt is an Investment Partner at Bay City Capital LLC, a venture capital firm, and focuses on biopharmaceutical investment opportunities. Prior to joining Bay City Capital in May 2000, Mr. Misfeldt was a Vice President at Roth Capital Partners where he worked as a sell-side analyst covering the biopharmaceutical industry. Mr. Misfeldt has also worked as a Project Manager at LifeScience Economics. Mr. Misfeldt received a B.A. in Economics from the University of California, San Diego. Mr. Misfeldt was appointed as a director pursuant to the Investor Rights Agreement executed in connection with Bay City Capital’s purchase of our securities in the Private Placement.  See “Item 13: Certain Relationships and Related Transactions and Director Independence” for a description of this agreement.

There are no family relationships among any of our executive officers and directors.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is information regarding each of our executive officers as of April 10, 2009. Biographical information with regard to Mr. Swisher is set forth under “Directors of the Company” above.

Name	Age	Position
Daniel N. Swisher, Jr.	46	CEO, President and Director
Eric H. Bjerkholt	49	Senior Vice President, Corporate Development and Finance and Chief Financial Officer
Steven B. Ketchum, Ph.D.	46	Senior Vice President, Research and Development

The principal occupations and positions for at least the past five years of our executive officers, other than Mr. Swisher, are as follows:

Eric H. Bjerkholt has served as our Senior Vice President, Corporate Development and Finance and Chief Financial Officer since February 2007. From January 2004 to January 2007, he served as our Senior Vice President and Chief Financial Officer. From January 2002 to January 2004, Mr. Bjerkholt served as Senior Vice President and Chief Financial Officer at IntraBiotics Pharmaceuticals, Inc., a pharmaceutical company focused on the development of antibacterial and antifungal drugs for the treatment of serious infectious diseases. Mr. Bjerkholt was a co-founder of LifeSpring Nutrition, Inc., a privately held nutraceutical company, and from May 1999 to March 2002 served at various times as its Chief Executive Officer, President and Chief Financial Officer. From 1990 to 1997, Mr. Bjerkholt was an investment banker at J.P. Morgan & Co. Mr. Bjerkholt is a member of the Board of Directors of StemCells, Inc., a biotechnology company. Mr. Bjerkholt holds a Cand. Oecon degree in Economics from the University of Oslo and an M.B.A. from Harvard Business School.

Steven B. Ketchum, Ph.D. has served as our Senior Vice President, Research and Development since June 2008.  From May 2005 to May 2008, Dr. Ketchum served as Senior Vice President, Research & Development and Medical Affairs of Reliant Pharmaceuticals, Inc., a pharmaceutical company.  From June 2002 to April 2005, Dr. Ketchum served as Senior Vice President, Operations and Regulatory Affairs for IntraBiotics Pharmaceuticals, Inc. Dr. Ketchum also held positions at ALZA Corporation from November 1994 to May 2002, most recently as Senior Director, Regulatory Affairs. Dr. Ketchum earned a Ph.D. in Pharmacology from University College London (funded by the Sandoz Institute for Medical Research) and a B.S. in Biological Sciences from Stanford University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2008, our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

CERTAIN CORPORATE GOVERNANCE MATTERS

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

Material Changes to Procedures for Recommending Directors

No material changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors.

Identification of Audit Committee and Financial Expert

Our Board of Directors has a standing Audit Committee with a written charter approved by our Board of Directors that reflects the applicable standards and requirements adopted by the SEC and the NASDAQ Stock Market, LLC, or NASDAQ. A copy of each charter can be found on our website, www.sunesis.com, in the section titled “Investors and Media” under the subsection titled “Corporate Governance.” Information found on our website is not incorporated by reference into this report.

The Audit Committee is chaired by Mr. Fust, and also includes Mr. Hurwitz and Dr. Stump. Anthony B. Evnin, Ph.D., and Steven Goldby served on the Audit Committee until their respective resignations from the Board of Directors on April 3, 2009. The Board of Directors reviews the NASDAQ definition of “independence” for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing requirements). The Board of Directors has also determined that Mr. Fust qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Fust’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

ITEM 11:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND RELATED INFORMATION

Summary Compensation Table

The following table sets forth the compensation information for our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers as of December 31, 2008, as well as two former executive officers who would have qualified as our most highly compensated executive officers during 2008, but were no longer serving as our executive officers as of December 31, 2008. Such individuals are referred to as our “named executive officers” for the year ended December 31, 2008. All compensation awarded to, earned by, or paid to our named executive officers are included in the table below for the years indicated.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)		Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Daniel N. Swisher, Jr. Chief Executive Officer and President	2008 2007	$403,125 386,250	$	— 105,000	$405,414 465,737	$930 1,140	$809,469 958,127

Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance and Chief Financial Officer	2008 2007	321,458 283,125		— 60,000	221,412 257,486	930 883	543,800 601,494

Valerie L. Pierce (5) Former Senior Vice President, General Counsel and Corporate Secretary	2008 2007	318,958 185,682		— 45,000	109,113 61,477	630 408	428,701 292,567

Daniel C. Adelman, M.D. (6) Former Senior Vice President, Development and Chief Medical Officer	2008 2007	135,000 298,125		— 50,000	163,922 226,043	234,421 1,306	533,343 575,474

Robert S. McDowell, Ph.D. (7) Former Vice President, Research	2008 2007	156,040 253,750		33,313 50,000	104,895 131,778	134,233 583	395,168 436,111

(1)
Includes amounts earned but deferred at the election of the named executive officer, such as salary deferrals under our 401(k) Plan established under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).

(2)	Cash bonus earned in 2007 and paid in February 2008 under our bonus program. No cash bonuses were earned in 2008. See “Narrative to Summary Compensation Table – Cash Bonuses in 2008” below.

(3)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 fiscal years for the fair value of stock options granted to each of the named executive officers in such years in accordance with FASB Statement No. 123 (revised), “Share-Based Payment,” or FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions, refer to Note 13, “Stock-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 3, 2009, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

(4)	Represents group term life insurance premiums, reimbursements of up to $420 for health club memberships, and up to $300 for airline club fees, each as applicable.

(5)	Ms. Pierce’s employment with us began in April 2007 and terminated as of April 10, 2009.

(6)	Dr. Adelman’s employment with us terminated as of June 6, 2008. “All Other Compensation” for 2008 includes a severance payment of $234,000.

(7)	Dr. McDowell’s employment with us terminated as of August 4, 2008. “All Other Compensation” for 2008 includes a severance payment of $133,250.

Narrative to Summary Compensation Table

Stock Option Grants in 2008

See “Outstanding Equity Awards Table at December 31, 2008” below for the terms of the stock options granted to certain of our named executive officers in 2008.

Executive Severance Benefits Agreements

We entered into executive severance benefits agreements with each of our named executive officers to provide certain benefits upon a termination of employment.  The agreements with Messrs. Swisher and Bjerkholt and Dr. Ketchum were amended in April 2009 in connection with our adoption of a Change of Control Payment Plan.  See “Post-Termination Compensation – Change of Control Severance Protections” for a more detailed discussion of the benefits under such plan and pursuant to the executive severance benefits agreements, as amended, in connection with a change of control transaction.

The Compensation Committee believes such agreements help us attract and retain employees in a marketplace where such protections are commonly offered by our peer companies. We also believe that severance protections offered upon terminations arising in connection with a change of control allow our executives to assess a potential change of control objectively, without regard to the potential impact of the transaction on their own job security. At the time we originally entered into the executive severance benefits agreements with each of the named executive officers, the Compensation Committee determined that the terms of such executive severance benefits agreements reflected industry standard severance payments, benefits and equity acceleration.

Mr. Swisher.    Under the executive severance benefits agreement with Mr. Swisher, if Mr. Swisher is terminated without cause or he is constructively terminated, he is entitled to receive a payment equal to 12 months salary and continued health benefits for a maximum period of the first 12 months following termination (which may be terminated earlier upon his coverage by a new employer), subject to the execution of a general release in favor of Sunesis.  If such termination occurs within 12 months following a change of control transaction of Sunesis, he is entitled to receive, subject to the execution of a general release in favor of Sunesis: (i) a lump sum payment equal to 18 months of his base salary at the time of termination, (ii) a lump sum payment equal to 150% of his target bonus for the year during which the termination occurs, and (iii) continued health benefits for a maximum period of the first 18 months following termination (which may be terminated earlier upon his coverage by a new employer).  In connection with our adoption of the Change of Control Payment Plan, Mr. Swisher’s executive severance benefits agreement was amended in April 2009 to eliminate the severance benefits described in the immediately preceding sentence, which would have been payable in the event of Mr. Swisher’s termination following a change of control transaction of Sunesis.  In addition, this agreement, as amended, also provides that in the event that Mr. Swisher is terminated by an acquirer within six months after a change of control transaction, the above-described severance benefits payable in the event Mr. Swisher is terminated without cause or constructively terminated would be reduced on a dollar-for-dollar basis by the amount paid or payable to Mr. Swisher pursuant to the Change of Control Payment Plan.  Under Mr. Swisher’s executive severance benefits agreement he will also be eligible for certain option acceleration benefits, as described in more detail under “Post-Termination Compensation – Change of Control Severance Protections” below.

Mr. Bjerkholt and Dr. Ketchum.    Under the respective executive severance benefits agreements with Mr. Bjerkholt and Dr. Ketchum, if such executive is terminated without cause or is constructively terminated, each is entitled to receive a payment equal to nine months salary and continued health benefits for a maximum period of the first nine months following termination (which may be terminated earlier upon his coverage by a new employer), subject to the execution of a general release in favor of Sunesis.  If such termination occurs within 12 months following a change of control transaction of Sunesis, such executive is entitled to receive, subject to the execution of a general release in favor of Sunesis: (i) a lump sum payment equal to 14 months of his base salary at the time of termination, (ii) a lump sum payment equal to 117% of his target bonus for the year during which the termination occurs, and (iii) continued health benefits for a maximum period of the first 14 months following termination (which may be terminated earlier upon his coverage by a new employer). In connection with our adoption of the Change of Control Payment Plan, these executive severance benefits agreements were amended in April 2009 to eliminate the severance benefits described in the immediately preceding sentence, which would have been payable in the event of Mr. Bjerkholt’s or Dr. Ketchum’s, as the case may be, termination following a change of control transaction of Sunesis.  In addition, these agreements, as amended, also provide that in the event that Mr. Bjerkholt or Dr. Ketchum, as the case may be, is terminated by an acquirer within six months after a change of control transaction, the above-described severance benefits payable in the event the executive is terminated without cause or constructively terminated would be reduced on a dollar-for-dollar basis by the amount paid or payable to the executive pursuant to the Change of Control Payment Plan. Under Mr. Bjerkholt’s and Dr. Ketchum’s respective executive severance benefits agreements they will also be eligible for certain option acceleration benefits, as described in more detail under “Post-Termination Compensation – Change of Control Severance Protections” below.

Drs. Adelman and McDowell and Ms. Pierce.   The employment of Dr. Adelman terminated on June 6, 2008, the employment of Dr. McDowell terminated August 4, 2008 and the employment of Ms. Pierce terminated on April 10, 2009.  Each of these former executive officers received or are entitled to receive the following severance benefits pursuant to their executive severance benefits agreements with Sunesis in connection with the termination of their employment:

Name	Cash Severance ($)		Health Benefits ($)
Valerie L. Pierce	$255,000	(1)	$19,723	(3)

Daniel C. Adelman, M.D.	234,000	(1)	18,963	(3)

Robert S. McDowell, Ph.D.	133,250	(2)	2,377	(4)

(1)	Represents nine months of base salary at time of termination.

(2)	Represents six months of base salary at time of termination.

(3)	Represents nine months of health care benefits (which may be terminated earlier upon coverage of the executive by a new employer).

(4)	Represents six months of health care benefits (which may be terminated earlier upon coverage of the executive by a new employer).

Cash Bonuses in 2008

Given the recommendation by our CEO not to pay our executive officers cash bonuses for performance in the year 2008, which recommendation was approved by our Compensation Committee and, in the case of our CEO, by a committee of those directors qualifying as “outside directors” within the meaning of Section 162(m) of the Code and as “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act, no cash bonuses were awarded to our executive officers for performance in 2008.

Outstanding Equity Awards Table at December 31, 2008

The following information sets forth the outstanding stock options held by our named executive officers as of December 31, 2008. As of December 31, 2008, none of our named executive officers held unearned equity incentive awards or stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Daniel N. Swisher, Jr.
	117,647		—		$2.55	02/06/12
	11,765		—		2.55	02/06/12
	47,059		—		2.55	04/16/13
	70,589		—		2.55	01/21/14
	21,176		—		2.55	06/24/14
	181,145	(1)	53,855	(1)	5.25	11/29/15
	65,000	(2)	55,000	(2)	4.85	10/13/16
	48,437	(3)	106,563	(3)	2.59	09/13/17

Eric H. Bjerkholt
	58,824		—		2.55	01/21/14
	17,647		—		2.55	06/09/14
	92,500	(1)	27,500	(1)	5.25	11/29/15
	32,500	(2)	27,500	(2)	4.85	10/13/16
	28,125	(3)	61,875	(3)	2.59	09/13/17
	8,437	(4)	59,063	(4)	1.44	06/30/18

Valerie L. Pierce
	50,000	(5)	70,000	(5)	4.60	04/30/17
	14,062	(3)	30,938	(3)	2.59	09/13/17
	8,437	(4)	59,063	(4)	1.44	06/30/18

Daniel C. Adelman, M.D.(6)	47,059		—		2.55	6/30/09
	11,765		—		2.55	6/30/09
	18,824		—		2.55	6/30/09
	104,999	(1)	—		5.25	6/30/09
	38,750	(2)	—		4.85	6/30/09
	37,499	(3)	—		2.59	6/30/09

Robert S. McDowell, Ph.D.(7)	12,941		—		2.55	6/30/09
	18,824		—		2.55	6/30/09
	4,706		—		2.55	6/30/09
	14,118		—		2.55	6/30/09
	50,416	(1)	—		5.25	6/30/09
	34,374	(2)	—		4.85	6/30/09
	27,499	(3)	—		2.59	6/30/09

(1)
This stock option was granted on November 29, 2005 pursuant to our 2005 Equity Incentive Award Plan and vests monthly during the 48-month period measured from the grant date, subject to the holder’s continued service with Sunesis.

(2)
This stock option was granted on October 13, 2006 pursuant to our 2005 Equity Incentive Award Plan and vests monthly during the 48-month period measured from the grant date, subject to the holder’s continued service with Sunesis.

(3)
This stock option was granted on September 13, 2007 pursuant to our 2005 Equity Incentive Award Plan and vests monthly during the 48-month period measured from the grant date, subject to the holder’s continued service with Sunesis.

(4)
This stock option was granted on June 30, 2008 pursuant to our 2005 Equity Incentive Award Plan and vests monthly during the 48-month period measured from the grant date, subject to the holder’s continued service with Sunesis.

(5)
This stock option was granted on April 30, 2007 pursuant to our 2005 Equity Incentive Award Plan and 25% of the shares subject to the option vest one year from the date of the grant and the remaining shares vest monthly during the subsequent 36-month period thereafter, subject to the holder’s continued service with Sunesis.

(6)
Dr. Adelman’s employment with us terminated as of June 6, 2008. Pursuant to the Acceptance of Option Amendment by and between us and Dr. Adelman, dated June 6, 2008, the post-termination exercise period of Dr. Adelman’s outstanding options that had vested as of June 6, 2008, together with options that vested in connection with his severance, were extended until the earlier of (i) the original end of the term of each such option or (ii) June 30, 2009.

(7)
Dr. McDowell’s employment with us terminated as of August 4, 2008.  Pursuant to the Acceptance of Option Amendment by and between us and Dr. McDowell, dated June 27, 2008, the post-termination exercise period of Dr. McDowell’s outstanding options that had vested as of August 4, 2008, together with options that vested in connection with his severance, were extended until the earlier of (i) the original end of the term of each such option or (ii) June 30, 2009.

Post-Termination Compensation

Retirement Savings

We encourage our executives and employees generally to plan for retirement compensation through voluntary participation in our 401(k) Plan. All of our employees, including our executives, may participate in our 401(k) Plan by making pre-tax contributions from wages of up to 60% of their annual cash compensation, up to the current Internal Revenue Service limits. During 2008, we did not make matching contributions to the 401(k) Plan. All of our executives can participate in the 401(k) Plan on the same terms as our employees. We believe this program is comparable with programs offered by our peer companies and assists us in attracting and retaining our executives.

Medical Benefits

On April 3, 2009, Dr. Young retired as our Executive Chairman. In connection with his resignation, we agreed to cover Dr. Young’s medical benefits for a period of 12 months; however, Dr. Young is not otherwise entitled to any severance in connection with his resignation pursuant to the terms of his Second Amended and Restated Executive Severance Benefits Agreement with us, dated December 23, 2008.

Change of Control Severance Protections

Change of Control Payment Plan

On April 3, 2009, we adopted a Change of Control Payment Plan, or the Plan, pursuant to which 10.5 to 12.0% of the transaction value, or the Plan Pool, of a change of control transaction of Sunesis would be allocated to our eligible employees, including our named executive officers remaining employed by Sunesis, pursuant to the terms of such Plan.  The aggregate proceeds available for distribution to eligible employees under the Plan is as follows:

	Transaction Value ($)	Aggregate Plan Pool (%)
≤	$30 million	10.5%
>	30 million but less than 45 million	11.0
≥	45 million but less than 60 million	11.5
≥	60 million	12.0

In order for an employee to be eligible to participate in the Change of Control Payment Plan, the individual must be a full-time regular U.S. employee and designated in writing by our Board of Directors, subject to certain limitations.  Each participant shall be allocated a percentage of the Plan Pool.  The percentage allocations of the Plan Pool for our executive officers are as follows:

Title of Executive Officer	Pro Rata Share (%)
Chairman of the Board of Directors	3.0%
Chief Executive Officer	20.0
Senior Vice Presidents	12.5 each, 25.0 in the aggregate

Our Vice Presidents and other employees are also eligible to participate in the Plan.  If the number of employees at a level of Vice President or higher participating in the Plan changes after April 3, 2009, the Plan Pool allocations shown above shall be reallocated by the Compensation Committee of our Board of Directors, or the Compensation Committee, on a pro rata basis without increasing or decreasing the aggregate Plan Pool. If there are significant decreases in the number of eligible employees below the level of Vice President, the Compensation Committee, in its sole discretion but considering the recommendation of our CEO, may reallocate a portion of the Plan Pool to other allocation categories (including those at or above the level of Vice President) without increasing or decreasing the aggregate Plan Pool.

If a change of control occurs, a participant in the Plan shall receive, in exchange for a general release of claims against us, a payment under the Plan in the same consideration received by us or our stockholders in the transaction if the participant is still an eligible employee on the date that payments pursuant to the Plan are scheduled to be made, and any cash severance payments owed by us in the future to the participant on account of a termination by us without cause or a constructive termination by us within six months following the change of control transaction under any severance agreement shall be reduced on a dollar-for-dollar basis by any payments pursuant to the Plan.  If the participant has been terminated by us without cause or constructively terminated by us at the time payments under the Plan are scheduled to be made, we shall still provide the participant with such participant’s allocated portion of the Plan Pool, but any cash severance payments otherwise payable to the participant by us shall be reduced on a dollar-for-dollar basis by such allocated portion of the Plan Pool, which shall be paid in cash to the extent of the cash severance payments that have been so reduced.  The application of the Plan to amounts that are paid from escrow or pursuant to earn-out or other contingencies shall be determined at a future date in the sole discretion of our Board of Directors, recognizing that it is the present intention of our Board of Directors to apply the Plan to such amounts in the same manner as it applies to amounts payable immediately upon the effective date of the change of control, subject, however, to the requirements for either compliance with or exemption from Section 409A of the Code.

               In general, a “change of control” under the Plan includes an acquisition transaction in which a person or entity (with certain exceptions) becomes the direct or indirect beneficial owner of more than 50% of our voting stock, as well as the consummation of certain types of corporate transactions, such as a merger, consolidation, reorganization, business combination or sale of all or substantially all of our assets, pursuant to which our stockholders own, directly or indirectly, less than 50% of Sunesis or our successor, or if our stockholders approve a liquidation or dissolution of Sunesis. However, a cash financing transaction will not constitute a change of control transaction pursuant to the terms of the Plan.

The Plan shall remain in effect until the earlier of the conclusion of a change of control transaction and payout under the Plan or six months after the earlier of (a) the common equity closing of the Private Placement or (b) the conversion of our outstanding shares of Series A preferred stock; provided, however, that our obligation to make payments pursuant to a change of control transaction that occurs on or prior to such termination shall be unaffected by such termination.  For more information on these events, see Note 17 “Subsequent Events” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 3, 2009. We reserve the right to amend or terminate the Plan at any time, subject to the consent of any adversely affected participant.

Executive Severance Benefits Agreements

In general, a “change of control” under these executive severance benefits agreements, as amended, includes an acquisition transaction in which a person or entity (with certain exceptions described in the agreements) becomes the direct or indirect beneficial owner of more than 50% of our voting stock, as well as the consummation of certain types of corporate transactions, such as a merger, consolidation, reorganization, business combination or sale of all or substantially all of our assets, pursuant to which our stockholders own, directly or indirectly, less than 50% of Sunesis or our successor, or if our stockholders approve a liquidation or dissolution of Sunesis.  However, a cash financing transaction will not constitute a change of control transaction pursuant to the terms of the executive severance benefits agreements.

Each of the executive severance benefits agreements provides that, in the event that any benefits provided in connection with a change of control (or a related termination of employment) would be subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, or the Code, the executive officer will receive the greater, on an after-tax basis (taking account of all federal, state and local taxes and excise taxes), of such benefits or such lesser amount of benefits as would result in no portion of the benefits being subject to the excise tax. An executive officer’s receipt of any severance benefits is subject to his execution of a release in favor of Sunesis. Any benefits under the executive severance benefits agreement would terminate immediately if the executive officer, at any time, violates any proprietary information or confidentiality obligation to us. See “Narrative to Summary Compensation Table – Executive Severance Benefits Agreements” above for a description of the other terms of the executive severance benefits agreements.

Stock Option Acceleration

Under the executive severance benefits agreements, as amended, with Messrs. Swisher and Bjerkholt and Dr. Ketchum, in connection with a change of control of Sunesis, the vesting of 50% of each such executive officer’s outstanding option awards is automatically accelerated immediately prior to the effective date of such change of control. In the event of a termination without cause or a constructive termination of any of these executives officers (i) within 12 months following a change of control, 100% of such executive officer’s outstanding awards would automatically accelerate on the date of termination, or (ii) if prior to or more than 12 months following a change of control, the outstanding awards that would have vested over the 12 month period following the date of termination would automatically accelerate for such executive officer.

Change of Control Equity Incentive Plan Protections

Our 1998 Stock Plan and our 2001 Stock Plan both provide that in the event of a proposed sale of all or substantially all of our assets or a merger of Sunesis with or into another corporation in which we are not the surviving corporation, each outstanding award shall be assumed or an equivalent award substituted by such successor corporation, unless the successor corporation does not agree to assume the award, in which case, the award shall terminate upon the consummation of the merger or sale of assets.

Our 2005 Equity Incentive Award Plan and 2006 Employment Commencement Incentive Plan provide that upon any change of control of Sunesis, our Board of Directors (or any committee delegated authority by our Board) may, in its discretion, make adjustments it deems appropriate to reflect such change with respect to (i) the aggregate number and type of awards that may be issued under the applicable plan, (ii) the terms and conditions of any outstanding awards, and (iii) and the grant or exercise price of any outstanding awards. If outstanding awards are not assumed by the surviving or successor entity and such successor entity does not substitute substantially similar awards for those awards outstanding under the 2005 Equity Incentive Award Plan and the 2006 Employment Commencement Incentive Plan, such outstanding awards shall become fully exercisable and/or payable as applicable and all forfeiture restrictions on such outstanding awards shall lapse.

In addition, our 2005 Equity Incentive Award Plan and 2006 Employment Commencement Incentive Plan include change in control provisions, which may result in the accelerated vesting of outstanding awards. In the event of a change in control of our company, for example, if we are acquired by merger or asset sale, each outstanding award under the 2005 Equity Incentive Award Plan and 2006 Employment Commencement Incentive Plan will accelerate and immediately vest with respect to 50% of the award, and if the remainder of the award is not to be assumed by the successor corporation, the full amount of the award will automatically accelerate and become immediately vested. Additionally, in the event the remainder of the award is assumed by the successor corporation, any remaining unvested shares would accelerate and immediately vest in the event the optionee is terminated without cause or resigns for good reason within 12 months following such change in control. Pursuant to amendments to the 2005 Equity Incentive Award Plan and 2006 Employment Commencement Incentive Plan approved by our Board in March 2009, a cash financing will not constitute a change of control. In order to make the treatment of outstanding options granted under the 1998 Stock Plan and 2001 Stock Plan for then-current employees identical to the treatment of options granted under the 2005 Equity Incentive Award Plan and 2006 Employment Commencement Incentive Plan, all options outstanding under the 1998 and 2001 plans were amended to reflect identical change in control provisions.

We believe that the terms of our equity incentive plans described above are consistent with industry practice.

Potential Payments Upon Termination or Change of Control

The following table illustrates potential payments to our named executive officers under our executive severance benefits agreements in connection with a change of control event or with respect to a termination without good cause or resignation for good reason subsequent to a change of control event, as if such change of control event or covered termination occurred as of December 31, 2008:

		Potential Payments in Connection With:
Name	Type of Benefit	A Change of Control ($)		Termination Within 12 Months Following a Change of Control ($)		Covered Termination Prior to or More than 12 Months Following a Change of Control ($)
Daniel N. Swisher, Jr.
	Equity Award Acceleration	$—	(1)	$—	(2)	$—	(9)
	Salary	—		604,688	(3)	403,125	(10)
	Bonus	—		241,875	(4)	—
	Health Benefits	—		39,447	(5)	26,298	(11)
	Total:	—		886,010		429,423
Eric H. Bjerkholt
	Equity Award Acceleration	—	(1)	—	(2)	—	(9)
	Salary	—		375,034	(6)	241,094	(12)
	Bonus	—		112,510	(7)	—
	Health Benefits	—		17,056	(8)	10,965	(13)
	Total:	—		504,600		252,059
Valerie L. Pierce
	Equity Award Acceleration	—	(1)	—	(2)	—	(9)
	Salary	—		372,118	(6)	239,219	(12)
	Bonus	—		111,635	(7)	—
	Health Benefits	—		30,681	(8)	19,723	(13)
	Total:	—		514,434		258,942
Daniel C. Adelman, M.D.
	Equity Award Acceleration	—		—		—	(14)
	Salary	—		—		234,000	(12)
	Bonus	—		—		—
	Health Benefits	—		—		18,582	(13)
	Total:	—		—		252,582
Robert S. McDowell, Ph.D.
	Equity Award Acceleration	—		—		—	(15)
	Salary	—		—		133,250	(16)
	Bonus	—		—		33,313	(17)
	Health Benefits	—		—		2,299	(18)
	Total:	—		—		168,862

(1)
Represents the amount of the benefit each of our named executive officers would have received pursuant to the terms of our executive severance benefits agreements with them from the acceleration of 50% of such executive’s aggregate outstanding unvested stock options, assuming a change of control event occurred on December 31, 2008. As of December 31, 2008, none of our named executive officers held in-the-money stock options as determined by the closing price of our common stock on December 31, 2008 as reported by NASDAQ, which was $0.32, and, as a result, none of our named executive officers would have received any benefit from such provisions under our executive severance benefits agreements with them if a change of control had occurred as of December 31, 2008.

(2)
Represents the amount of the benefit each of our named executive officers would have received pursuant to the terms of our executive severance benefits agreements with them from the acceleration of 100% of such executive’s aggregate outstanding unvested stock options, assuming such executive’s employment with us terminated on December 31, 2008 within 12 months of a change of control event. As of December 31, 2008, none of our named executive officers held in-the-money stock options as determined by the closing price of our common stock on December 31, 2008 as reported by NASDAQ, which was $0.32, and, as a result, none of our named executive officers would have received any benefit from such provisions under our executive severance benefits agreements with them if their employment terminated as of December 31, 2008 within 12 months of a change of control event.

(3)	Represents 18 months of base salary at time of termination.

(4)	Represents a lump sum equal to 150% of such named executive officer’s applicable target bonus for 2008.

(5)	Represents 18 months of healthcare benefits.

(6)	Represents 14 months of base salary at time of termination.

(7)	Represents a lump sum equal to 117% of such named executive officer’s applicable target bonus for 2008.

(8)	Represents 14 months of healthcare benefits.

(9)
Represents the amount of the benefit each of our named executive officers would have received pursuant to the terms of our executive severance benefits agreements from the acceleration with respect to an additional 12 months of vesting of such executive’s aggregate outstanding unvested stock options, assuming such executive’s employment with us terminated on December 31, 2008. As of December 31, 2008, none of our named executive officers held in-the-money stock options as determined by the closing price of our common stock on December 31, 2008, as reported by NASDAQ, which was $0.32, and, as a result, none of our named executive officers would have received any benefit from such provisions under our executive severance benefits agreements with them if their employment terminated as of December 31, 2008.

(10)	Represents 12 months of base salary at time of termination.

(11)	Represents 12 months of healthcare benefits.

(12)	Represents nine months of base salary at time of termination.

(13)	Represents nine months of healthcare benefits.

(14)
Dr. Adelman’s employment with us was terminated as of June 6, 2008.  This amount represents the benefit Dr. Adelman received pursuant to the terms of his executive severance benefits agreement from the acceleration with respect to an additional 12 months of vesting of his aggregate outstanding unvested stock options.  As of June 6, 2008, none of Dr. Adelman’s stock options were in the money as determined by the closing price of our common stock on June 6, 2008 as reported by NASDAQ, which was $1.80, and, as a result, he did not receive any benefit from such provision under his executive severance benefits agreement.

(15)
Dr. McDowell’s employment with us was terminated as of August 4, 2008.  This amount represents the benefit Dr. McDowell received pursuant to the terms of his executive severance benefits agreement from the acceleration with respect to an additional 12 months of vesting of his aggregate outstanding unvested stock options.  As of August 4, 2008, none of Dr. McDowell’s stock options were in the money as determined by the closing price of our common stock on August 4, 2008 as reported by NASDAQ, which was $1.55, and, as a result, he did not receive any benefit from such provision under his executive severance benefits agreement.

(16)	Represents six months of base salary at time of termination.

(17)	Represents a lump sum equal to 12.5% of Dr. McDowell’s base salary at time of termination.

(18)	Represents six months of healthcare benefits.

See “Narrative to Summary Compensation Table” and “Post-Termination Compensation – Change of Control Severance Protections” above for a discussion of the Change of Control Payment Plan we adopted in April 2009 and the related amendments to our executive’s executive severance benefits agreements.

DIRECTOR COMPENSATION

Board and Committee Fees and Awards

On the date of our annual meeting of stockholders each year, each non-employee director of our Board of Directors, except the Chairman of our Board of Directors, is entitled to receive $20,000 in connection with his services as a director. A non-employee Chairman of our Board of Directors is entitled to receive $50,000 in connection with his services as a director and chair of our Board of Directors. Additionally, each non-employee director who serves on a committee is entitled to receive an annual payment of $5,000 for service as chairman of a committee and $3,000 for service as a member on a committee. At the same time, each continuing non-employee director receives a non-qualified stock option grant to purchase 10,000 shares of our common stock. These options vest in equal installments over a 12-month period from the grant date. Newly elected non-employee directors are granted, in addition to the Board and committee fees discussed above, an initial grant of non-qualified stock options to purchase 30,000 shares of our common stock upon first being elected to our Board of Directors. These options vest over a two-year period with 50% annual vesting on each anniversary of the grant date. Our employee directors did not receive any compensation in 2008 for their service on our Board of Directors.

Consulting Arrangements

 We have entered into consulting agreements with Drs. Pearce and Stump.

In August 2006, we entered into a consulting agreement with Dr. Pearce under which his services include reviewing, assessing and advising us on our development plans and strategies. Pursuant to the consulting agreement, Dr. Pearce is entitled to receive up to $3,000 a day, prorated at an hourly rate of $375 an hour, for his consulting services. Total payments to Dr. Pearce under this agreement may not exceed $40,000 during any one-year period.

In September 2006, we entered into a consulting agreement with Dr. Stump under which his services include reviewing, assessing and advising us on our development plans and strategies. Pursuant to the consulting agreement, Dr. Stump is entitled to receive up to $3,000 a day, prorated at an hourly rate of $375 an hour, for his consulting services. Total payments to Dr. Stump under this agreement may not exceed $40,000 during any one-year period.

2008 Director Compensation Table

The following table sets forth the compensation information for our non-employee directors, as well as Dr. Young, the current Chairman of our Board and former Executive Chairman, for the year ended December 31, 2008. The compensation received by Mr. Swisher, as a named executive officer, is set forth in “Executive Compensation and Related Information” on page 21 above.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($) (2)(3)	All Other Compensation ($)		Total ($)
Anthony B. Evnin, Ph.D.(6)	$28,000		$17,235	$—		$45,235
Stephen P.A. Fodor, Ph.D.(7)	25,000		17,235	—		42,235
Matthew K. Fust	28,000		17,235	—		45,235
Steven D. Goldby(8)	26,000		17,235	—		43,235
Jonathan S. Leff(9)	23,000		17,235	—		40,235
Homer L. Pearce, Ph.D.	23,000		48,135	6,563	(4)	77,698
David C. Stump M.D.	20,000		48,135	6,563	(5)	74,698
James A. Wells, Ph.D.(10)	20,000	(1)	11,784	—		31,784
James W. Young, Ph.D.(11)	—		207,530	202,772		410,302

(1)
The annual retainer of $20,000 otherwise payable to Dr. Wells for serving on our Board was paid to The Regents of the University of California in accordance with an agreement between Dr. Wells and The Regents of the University of California.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes in 2008 for the fair value of stock options granted to each of our non-employee directors and Dr. Young in 2008, as well as in prior years, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect Sunesis’ accounting expense for these awards and do not correspond to the actual value that will be recognized by our directors. For additional information on the valuation assumptions, refer to Note 13 “Stock-Based Compensation” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 3, 2009, which identifies assumptions made in the valuation of option awards in accordance with FAS 123R.

(3)
On June 5, 2008, each non-employee director received a stock option to purchase 10,000 shares. The grant date fair value of these awards was $1.08 per share for a total grant date fair value of $10,813 per grant, calculated in accordance with FAS 123R. Assumptions used in the calculation of these amounts are included in Note 13 “Stock-Based Compensation” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 3, 2009.  As of December 31, 2008, each non-employee director held stock options to purchase the following aggregate number of shares of our common stock: Dr. Evnin held options to purchase 30,000 shares of our common stock; Dr. Fodor held options to purchase 63,530 shares of our common stock; Mr. Fust held options to purchase 60,000 shares of our common stock; Mr. Goldby held options to purchase 63,530 shares of our common stock; Mr. Leff held options to purchase 30,000 shares of our common stock; Dr. Pearce held options to purchase 50,000 shares of our common stock; Dr. Stump held options to purchase 50,000 shares of our common stock; and Dr. Wells held options to purchase 142,354 shares of our common stock.

(4)	This amount reflects payments to Dr. Pearce under his consulting agreement with us for consulting services performed in 2008.

(5)	This amount reflects payments to Dr. Stump under his consulting agreement with us for consulting services performed in 2008.

(6)	Dr. Evnin resigned effective as of April 3, 2009.

(7)	Dr. Fodor resigned effective as of April 3, 2009.

(8)	Mr. Goldby resigned effective as of April 3, 2009.

(9)	Mr. Leff resigned effective as of February 3, 2009.

(10)	Dr. Wells resigned effective as of June 25, 2008.

(11)
Until April 2009, Dr. Young served as our Executive Chairman.  As noted above, our employee directors did not receive any compensation in 2008 for their service on our Board of Directors. As of December 31, 2008, Dr. Young held stock options to purchase 329,118 shares of our common stock. He did not receive any equity awards in 2008. “All Other Compensation” includes Dr. Young’s annual salary of $200,000 and group term life insurance payments of $2,772.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF SUNESIS SECURITIES

The following table sets forth, as of April 10, 2009, information regarding beneficial ownership of our common stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or exercisable within 60 days of April 10, 2009.  Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days of April 10, 2009 are deemed to be outstanding for computing the percentage ownership of the person holding these options and warrants and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to community property laws where applicable, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

This table lists applicable percentage ownership based on 34,409,768 shares of common stock outstanding and 2,898,544 shares of Series A preferred stock outstanding, or an aggregate of 37,308,312 shares of capital stock, as of April 10, 2009.  Unless otherwise indicated, the address for each of the beneficial owners in the table below is c/o Sunesis Pharmaceuticals, Inc., 395 Oyster Point Boulevard, Suite 400, South San Francisco, California 94080.

	Beneficial Ownership (1)
Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)(2)	Percentage of Common Stock Beneficially Owned (%)	Shares of Preferred Stock Beneficially Owned (#)	Percentage of Preferred Stock Beneficially Owned (%)
5% Stockholders:
Entities affiliated with Alta Partners (3)	6,143,853	16.0%	333,165	11.5%
Entities affiliated with Bay City Capital(4)	6,672,421	16.2	666,333	23.0
Biogen Idec(5)	2,912,022	8.5	-	0.0
Caxton Advantages Life Sciences Fund, L.P.(6)	1,665,830	4.6	166,583	5.8
Entities affiliated with Credit Suisse First Boston(7)	3,406,590	9.9	-	0.0
Entities affiliated with Deerfield(8)	2,148,102	6.2	-	0.0
Fidelity Management & Research Company(9)	3,156,200	9.2	-	0.0
Growth Equity Opportunities Fund, LLC(10)	6,663,330	16.2	666,333	23.0
Entities affiliated with Merlin Biomed(11)	4,906,351	13.0	339,830	11.7

	Beneficial Ownership (1)
Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)(2)	Percentage of Common Stock Beneficially Owned (%)	Shares of Preferred Stock Beneficially Owned (#)	Percentage of Preferred Stock Beneficially Owned (%)
ONC General Partnership Limited(12)	3,331,660	8.8	333,166	11.5
Entities Affiliated with Venrock Associates(13)	2,474,404	6.9	133,266	4.6
Vision Opportunity Master Fund, Ltd.(14)	1,999,000	5.5	199,900	6.9
Entities affiliated with Warburg Pincus LLC(15)	4,545,621	13.1	-	0.0
Named Executive Officers and Directors:
James W. Young, Ph.D.(16)	413,421	1.2	0	0.0
Daniel N. Swisher, Jr.(17)	795,066	2.3	13,326	*
Eric H. Bjerkholt(18)	345,912	1.0	6,663	*
Valerie L. Pierce(19)	148,684	*	0	0.0
Daniel C. Adelman, M.D.(20)	263,906	*	0	0.0
Robert S. McDowell, Ph.D.(21)	188,760	*	0	0.0
Matthew K. Fust(22)	60,000	*	0	0.0
Homer L. Pearce, Ph.D.(23)	50,000	*	0	0.0
David C. Stump, M.D.(24)	50,000	*	0	0.0
Dayton Misfeldt(25)	6,672,421	16.2	666,333	23.0
Edward Hurwitz(26)	6,143,873	16.0	333,165	11.5
All executive officers and directors as a group (9 persons)	14,597,323	31.4	1,026,150	35.4

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our capital stock.

(1)
This table is based upon information provided to us by our executive officers and directors and upon information about principal stockholders known to us based on Schedules 13G and 13D filed with the SEC.

(2)	Includes shares issuable pursuant to stock options and warrants exercisable within 60 days of April 10, 2009.

(3)
Includes (i) 137,323 shares of our common stock, 20,493 shares of our Series A preferred stock and 240,591 shares of common stock issuable upon exercise of warrants outstanding held by Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, (ii) 2,044,750 shares of our common stock, 305,152 shares of our Series A preferred stock and 3,582,512 shares of common stock issuable upon exercise of warrants outstanding held by Alta BioPharma Partners III, L.P., and (iii) 50,391 shares of our common stock, 7,520 shares of our Series A preferred stock and 88,286 shares of common stock issuable upon exercise of warrants outstanding held by Alta Embarcadero BioPharma Partners III, LLC.  Alta Partners III, Inc. provides investment advisory services to Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, Alta BioPharma Partners III, L.P. and Alta Embarcadero BioPharma Partners III, LLC, which we refer to collectively as the Alta Funds.  The managing directors of Alta BioPharma Management III, LLC, which is a general partner of Alta BioPharma Partners III, L.P. and the managing limited partner of Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, and the managers of Alta Embarcadero BioPharma Partners III, LLC exercise sole dispositive and voting power over the shares owned by the Alta Funds.  Certain principals of Alta Partners III, Inc., Jean Deleage, Alix Marduel, Farah Campsi, Edward Penhoet and Edward Hurwitz, are managing directors of Alta BioPharma Management III, LLC and managers of Alta Embarcadero BioPharma Partners III, LLC.  These individuals may be deemed to share dispositive and voting power over the shares held by the Alta Funds.  Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his or her pecuniary interest therein.  The address of Alta Partners III, Inc. and its affiliates is One Embarcadero Center, 37th Floor, San Francisco, California 94111.

(4)
Includes (i) 9,091 shares of our common stock held by Bay City Capital LLC, a Delaware limited liability company (“BCC”), (ii) 653,873 shares of our Series A preferred stock and 6,538,730 shares of common stock issuable upon exercise of warrants outstanding held by Bay City Capital Fund V, L.P. (“Fund V”), and (iii) 12,460 shares of our Series A preferred stock and 124,600 shares of common stock issuable upon exercise of warrants outstanding held by Bay City Capital Fund V Co-Investment Fund, L.P. (“Co-Investment V”).  BCC is the manager of Bay City Capital Management V, LLC, a Delaware limited liability company (“Management V”).  Management V is the general partner of Fund V and Co-Investment V.  BCC is also an advisor to Fund V and Co-Investment V.   Dayton Misfeldt is a partner of BCC. The address of the principal business and office of Bay City Capital and its affiliates is 750 Battery Street, Suite 400, San Francisco, California 94111.

(5)
Biogen Idec MA, Inc., a Massachusetts corporation, is a wholly owned subsidiary of Biogen Idec Inc., a biotechnology company.  James C. Mullen, Bruce R. Ross and Peter N. Kellogg are the directors and executive officers of Biogen Idec MA, Inc.  These individuals may be deemed to share dispositive and voting power over the shares which are, or may be, deemed to be beneficially owned by Biogen Idec MA, Inc.  Each of these individuals disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(6)
Includes 166,583 shares of our Series A preferred stock and 1,665,830 shares of common stock issuable upon the exercise of warrants outstanding owned by Caxton Advantages Life Sciences Fund, L.P. (“Caxton”).  The principal address for Caxton is c/o Caxton Advantage Venture Partners, L.P., 500 Park Avenue, 9th Floor, New York, New York 10022.

(7)
Includes (i) 175,775 shares of our common stock held by EMA Partners Fund 2000, L.P. (“EMA Partners”), (ii) 233,004 shares of our common stock held by EMA Private Equity Fund 2000, L.P. (“EMA Private”), (iii) 654,387 shares of our common stock held by Credit Suisse First Boston Equity Partners (Bermuda), L.P. (“CSFB Bermuda”), (iv) 2,341,061 shares of our common stock held by Credit Suisse First Boston Equity Partners, L.P. (“CSFB-EP”), and (v) 2,263 shares of our common stock held by Credit Suisse First Boston U.S. Executive Advisors, L.P. (“CSFB U.S.”).  Credit Suisse First Boston Advisory Partners, LLC, or CSFB Advisory, manages the investments of CSFB-EP, CSFB Bermuda and CSFB U.S.  EMA Partners and EMA Private each must invest in and dispose of its portfolio securities simultaneously with CSFB-EP on a pro rata basis.  CFSB Advisory may be deemed to have dispositive and voting power over the shares held by CSFB-EP, CSFB Bermuda, CSFB U.S., EMA Partners and EMA Private.  Credit Suisse Group, through a wholly owned subsidiary, is a parent of CSFB Advisory, and may be deemed to have dispositive and voting power over the shares held by CSFB-EP, CSFB Bermuda, CSFB U.S., EMA Partners and EMA Private.  Credit Suisse Group disclaims beneficial ownership of the shares owned by such investment partnerships.  The address of Credit Suisse First Boston and its affiliates is Eleven Madison Avenue, New York, New York 10010.

(8)
Includes (i) 1,077,262 shares of our common stock and 305,314 shares of common stock issuable upon exercise of warrants outstanding held by Deerfield Special Situations Fund International, Ltd., and (ii) 587,748 shares of our common stock and 177,778 shares of common stock issuable upon exercise of warrants outstanding held by Deerfield Special Situations Fund, L.P.  James Flynn, investment manager of each of Deerfield International Limited, Deerfield Partners, L.P., Deerfield Special Situations Fund International, Ltd. and Deerfield Special Situations Fund, L.P. has dispositive and voting power over the shares owned by these funds. All such warrants are immediately exercisable.  Mr. Flynn disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.  The address of Deerfield and its affiliates is 780 Third Avenue, 37th Floor, New York, New York 10017.

(9)
Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC (“FMR”) and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,156,200 shares of our common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The ownership of one investment company, Fidelity Growth Company Fund (“Fidelity”), amounted to 3,156,200 shares of the common stock outstanding.  Edward C. Johnson 3d and FMR, through its control of Fidelity and the funds, each has sole power to dispose of the 3,156,200 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR, are the predominant owners, directly or through trusts, of shares of Series B voting common stock of FMR, representing approximately 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all shares of Series B voting common stock will be voted in accordance with the majority vote of shares of Series B voting common stock. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act, to form a controlling group with respect to FMR.  Neither FMR nor Edward C. Johnson 3d, Chairman of FMR, has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ boards of trustees.  Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Board of Trustees.   The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109.

(10)
Includes 666,333 shares of our  Series A preferred stock and 6,663,330 shares of common stock issuable upon the exercise of warrants outstanding owned by Growth Equity Opportunities Fund, LLC (“GEO”).  The sole member of GEO is New Enterprise Associates 12, Limited Partnership (“NEA 12”). NEA Partners 12, Limited Partnership (“NEA Partners 12”), is the general partner of NEA 12 and NEA 12 GP, LLC (“NEA 12 GP”), and Michael James Barrett, Peter J. Barris , Forest Baskett, Ryan D. Drant, Patrick J. Kerins, Krishna Kolluri, C. Richard Kramlich, Charles M. Linehan, Charles W. Newhall III, Mark W. Perry, Scott D. Sandell and Eugene A. Trainor III (collectively, the “Managers”) are the individual managers of NEA 12 GP, GEO, NEA 12, NEA Partners 12 and NEA 12 GP.  Each of the above named entities and persons, except GEO, disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein, if any.  The address for GEO is 119 St. Paul Street, Baltimore, Maryland 21202.

(11)
Includes (i) 1,000,000 shares of our common stock, 139,930 shares of our Series A preferred stock and 1,399,300 shares of common stock issuable upon the exercise of warrants outstanding owned by Nexus Gemini, L.P. (“Gemini”), (ii) 508,051 shares of our common stock owned by Merlin Nexus II L.P. (“Nexus II”) and (iii) 199,900 shares of our Series A preferred stock and 1,999,000 shares of common stock issuable upon the exercise of warrants outstanding owned by Merlin Nexus III, L.P. (“Nexus III”). Merlin BioMed Private Equity Advisors, LLC, a Delaware limited liability company (“Merlin”), is the investment adviser to Gemini, Nexus II and Nexus III.  Dominique Semon is the controlling principal and chief investment officer of Merlin.  Merlin and Mr. Semon share voting power and dispositive power over the shares held by Gemini, Nexus II and Nexus III.  The principal address for Merlin and it affiliates is 230 Park Avenue, Suite 928, New York, New York 10169.

(12)
Includes 333,166 shares of our Series A preferred stock and 3,331,660 shares of common stock issuable upon the exercise of warrants outstanding owned by ONC General Partner Limited (“ONC”).  The principal address for ONC is 26 New Street, St. Helier, Jersey, Channel Islands JE4 8PP.

(13)
Includes (i) 467,380 shares of our common stock, 54,639 shares of our Series A preferred stock and 546,390 shares of common stock issuable upon the exercise of warrants held by Venrock Associates, (ii) 649,955 shares of our common stock, 78,627 shares of our Series A preferred stock and 786,270 shares of common stock issuable upon the exercise of warrants held by Venrock Associates II, L.P., and (iii) 24,409 shares of our common stock held by Venrock Entrepreneur’s Fund, L.P.  Dr. Evnin, Michael C. Brooks, Eric S. Copeland, Bryan E. Roberts, Ray A. Rothrock, Michael F. Tyrrell and Anthony Sun are the general partners of Venrock Associates and Venrock Associates II, L.P.  These individuals may be deemed to share dispositive and voting power over the shares which are, or may be, deemed to be beneficially owned by Venrock Associates and Venrock Associates II, L.P.  Each of these individuals disclaims beneficial ownership of these shares, except to the extent of his or her pecuniary interest therein.  The general partner of Venrock Entrepreneurs Fund, L.P. is Venrock Management LLC.  Dr. Evnin, Michael C. Brooks, Eric S. Copeland, Bryan E. Roberts, Ray A. Rothrock, Michael F. Tyrrell and Anthony Sun are the members of Venrock Management LLC.  These individuals may be deemed to share dispositive and voting power over the shares which are, or may be, deemed to be beneficially owned by Venrock Entrepreneurs Fund, L.P.  Dr. Evnin disclaims beneficial ownership of the shares held by the above-referenced entities, except to the extent of his pecuniary interest therein.  The principal address for the Venrock Associates and its affiliates is 530 Fifth Avenue, 22nd Floor, New York, New York 10036.

(14)
Includes 199,900 shares of our Series A preferred stock and 1,999,000 shares of common stock issuable upon the exercise of warrants outstanding owned by Vision Opportunity Master Fund, Ltd., a Cayman Islands company (the “Vision Fund”).  Vision Capital Advisors, LLC, a Delaware limited liability company, is the investment manager of the Vision Fund and Adam Benowitz is the Managing Member of the investment manager.  The Vision Fund directly beneficially owns all of the shares reported in this table.  Mr. Benowitz and the investment manager may be deemed to share with the Vision Fund voting and dispositive power with respect to such shares.  The principal address of the Vision Fund is c/o Citi Hedge Fund Services (Cayman) Limited, P.O. Box 1748, Cayman Corporate Centre, 27 Hospital Road, 5th Floor, Grand Cayman KY1-1109, Cayman Islands.

(15)
Includes (i) 4,183,939 shares of our common stock and 228,261 shares of common stock issuable upon exercise of warrants outstanding held by Warburg, Pincus Equity Partners, L.P. (“WPEP”), (ii) 109,214 shares of our common stock and 12,077 shares of common stock issuable upon exercise of warrants outstanding held by Warburg, Pincus Netherlands Equity Partners I, C.V. (“WP Netherlands I”), and (iii) 10,922 shares of our common stock and 1,208 shares of common stock issuable upon exercise of warrants outstanding held by Warburg, Pincus Netherlands Equity Partners III, C.V. (“WP Netherlands III”). Warburg Pincus Partners, LLC, a subsidiary of Warburg, Pincus & Co., is the sole general partner of WPEP, WP Netherlands I and WP Netherlands III.  Warburg Pincus LLC manages WPEP, WP Netherlands I and WP Netherlands III.  Mr. Leff is a Partner of Warburg Pincus & Co. and a Member and Managing Director of Warburg Pincus LLC.  Charles R. Kaye and Joseph P. Landy are Managing General Partners of Warburg, Pincus & Co. and Managing Members and Co-Presidents of Warburg Pincus LLC.  Messrs. Kay, Landy and Leff may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares held by the Warburg Pincus entities.  Each of these individuals disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.  The address of Warburg Pincus and its affiliates is 466 Lexington Avenue, New York, New York 10017.

(16)
Includes 11,765 shares of our common stock held by family members of  Dr. Young.  Dr. Young disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.  Also includes options held by Dr. Young to purchase 156,873 shares of common stock that are exercisable within 60 days of April 10, 2009.

(17)
Includes options held by Mr. Swisher to purchase 615,941 shares of our common stock that are exercisable within 60 days of April 10, 2009.  Also includes 13,326 shares of our Series A preferred stock and 133,260 shares of common stock issuable upon the exercise of warrants outstanding that are held in the Swisher Revocable Trust for which Mr. Swisher is the trustee.

(18)
Includes options held by Mr. Bjerkholt to purchase 273,187 shares of our common stock exercisable within 60 days of April 10, 2009.  Also includes 6,663 shares of our Series A preferred stock and 66,630 shares of common stock issuable upon the exercise of warrants outstanding that are held in the Bjerkholt/Hahn Family Trust for which Mr. Bjerkholt is the trustee.

(19)	Includes options held by Ms. Pierce to purchase 145,156 shares of our common stock exercisable within 60 days of April 10, 2009.

(20)	Includes options held by Dr. Adelman to purchase 258,896 shares of our common stock exercisable within 60 days of April 10, 2009.

(21)	Includes options held by Dr. McDowell to purchase 162,878 shares of our common stock exercisable within 60 days of April 10, 2009.

(22)	Includes options held by Mr. Fust to purchase 60,000 shares of our common stock exercisable within 60 days of April 10, 2009.

(23)	Includes options held by Dr. Pearce to purchase 50,000 shares of our common stock exercisable within 60 days of April 10, 2009.

(24)	Includes options held by Dr. Stump to purchase 50,000 shares of our common stock exercisable within 60 days of April 10, 2009.

(25)
Includes the shares of our common stock, Series A preferred stock and shares of common stock issuable upon the exercise of warrants outstanding detailed in Note (4) above held by the entities affiliated with BCC.  Mr. Misfeldt is a partner of BCC.  BCC is the manager of Management V.  Management V, the general partner of Fund V and Co-Investment V, has sole voting and dispositive power with respect to the securities held by Fund V and Co-Investment V.  BCC, as the manager of Management V, is also an advisor to Fund V and Co-Investment V and has sole voting and dispositive power with respect to the securities held by Fund V and Co-Investment V. The address for Mr. Misfeldt is c/o Bay City Capital, 750 Battery Street, Suite 400, San Francisco, California 94111.

(26)
Includes the shares of common stock, Series A preferred stock and shares of common stock issuable upon the exercise of warrants outstanding detailed in Note (3) above held by the entities affiliated with Alta Partners.  Mr. Hurwitz is a principal of Alta Partners III, Inc., one of the managing directors of Alta BioPharma Management III, LLC, and a manager of Alta Embarcadero BioPharma Partners III, LLC.  He may be deemed to share dispositve and voting power over the shares held by the Alta Funds.  Mr. Hurwitz disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  The address of Mr. Hurwitz is c/o Alta Partners III, Inc., One Embarcadero Center, 37th Floor, San Francisco, California 94111.

EQUITY COMPENSATION PLAN INFORMATION

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	4,193,894	(2)	$3.48	2,373,569	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	457,061		3.05	67,939
Total:	4,650,955		$3.44	2,441,508

(1)	Includes our 1998 Stock Plan, or 1998 Plan, 2001 Stock Plan, or 2001 Plan, 2005 Equity Incentive Award Plan, or 2005 Plan, and Employee Stock Purchase Plan, or ESPP.

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

(3)
Includes (i) 2,121,116 shares of common stock available for issuance under our 2005 Plan and (ii) 252,453 shares of common stock available for issuance under our ESPP.  Beginning in 2006, the number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day each year by an amount equal to the least of: (i) four percent of our outstanding shares of common stock outstanding on such date, (ii) 1,082,352 shares, or (iii) a lesser amount determined by the Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on the first trading day each year by an amount equal to the least of: (i) 0.5% of our outstanding shares of common stock outstanding on such date, (ii) 135,294 shares, or (iii) a lesser amount determined by our Board of Directors.

(4)	Represents our 2006 Employment Commencement Incentive Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Other than as described below, there were no other related party transactions during 2008 with our executive officers, directors and beneficial owners of five percent or more of our securities.

Executive Severance Benefits Agreements

We have entered into executive severance benefits agreements and related amendments with our executive officers. See “Executive Compensation and Related Information” for further discussion of these arrangements.

Stock Option Grants

We have granted stock options to our executive officers and our non-employee directors. See “Executive Compensation and Related Information” and “Director Compensation” for further discussion of these awards.

Indemnification of Directors and Officers

We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, executive officer or other agent of Sunesis, and otherwise to the fullest extent permitted under Delaware law and our bylaws. We also intend to execute these agreements with our future executive officers and directors.

There is no pending litigation or proceeding naming any of our directors or executive officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or executive officer.

Consulting Agreements

We have entered into consulting agreements with two of our directors, Drs. Pearce and Stump. See “Director Compensation” for further discussion of these agreements.

Purchases of Our Securities

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of our securities, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units, consisting of Series A preferred stock and warrants to purchase common stock in two closings, and a common stock closing of up to $28.5 million.  $10.0 million in units were sold at the initial closing on April 3, 2009.   The participation in the Private Placement by some of our executive officers was approved by the Audit Committee of the Board of the Directors.

The shares of Series A preferred stock and warrants to purchase common stock set forth in the table below were issued and sold in the initial closing of the Private Placement held on April 3, 2009 to entities affiliated with certain of our executive officers and entities affiliated with Alta Partners, one of our principal stockholders. We believe the terms obtained or consideration that we received in connection with the Private Placement were comparable to terms available or the amounts that would be received by us in arm’s-length transactions.

Investor	Executive Officer Affiliation (if any)	Series A Preferred Stock		Warrants		Initial Closing Investment Amount ($)	Total Participation Amount ($)(1)
Entities affiliated with Alta Partners	—	333,165	(2)	3,331,650	(3)	$1,149,425	$5,000,000
Swisher Revocable Trust	Daniel N. Swisher, Jr.	13,326		133,260		45,978	200,000
Bjerkholt / Hahn Family Trust	Eric H. Bjerkholt	6,663		66,630		22,989	100,000
Steven B. Ketchum, Ph.D.	Self	6,663		66,630		22,989	100,000

(1)	Reflects the total dollars that such entities and individual could invest in the aggregate in the Private Placement.

(2)
Consists of (i) 305,152 shares purchased by Alta BioPharma Partners III, L.P., (ii) 20,493 shares purchased by Alta BioPharma Partners III GmbH & Co. Beteiligungs KG, and (iii) 7,520 shares purchased by Alta EmbarcaderoBioPharma Partners III, LLC.  In addition, the entities affiliated with Alta Partners may participate in the subsequent closings of the Private Placement with an additional investment of up to approximately $3,850,000.

(3)
Consists of warrants to purchase (i) 3,051,520 shares of common stock purchased by Alta BioPharma Partners III, L.P., (ii) 204,930 shares of common stock purchased by Alta BioPharma Partners III GmbH & Co. Beteiligungs KG,and (iii) 75,200 shares of common stock purchased by Alta Embarcadero BioPharma Partners III, LLC.

In addition, entities affiliated with Bay City Capital LLC participated in the initial closing of the Private Placement with an investment in the amount of $2,298,851 and may participate in the subsequent closings of the Private Placement with an additional investment of up to approximately $7,700,000. In connection with and immediately subsequent to the Private Placement, affiliates of each of Alta Partners and Bay City Capital were appointed to our Board of Directors. The director on our Board of Directors designated by Alta Partners is Edward Hurwitz, a director of Alta Partners, and the director designated by Bay City Capital is Dayton Misfeldt, an investment partner of Bay City Capital. See “Security Ownership of Certain Beneficial Owners and Management” for more information regarding the holdings of each of these individuals and entities.

Investor Rights Agreements

Eighth Amended and Restated Investor Rights Agreement

We have entered into an Eighth Amended and Restated Investor Rights Agreement, dated August 30, 2004 and as subsequently amended, with the prior holders of our convertible preferred stock and certain holders of warrants to purchase convertible preferred stock, including entities with which certain of our directors are affiliated. As of December 31, 2008, the holders of 4,304,075 shares of our common stock and 241,546 shares of common stock issuable upon the exercise of outstanding warrants are entitled to certain rights with respect to the registration of their shares pursuant to the terms and conditions of such agreement. These registration rights were waived with respect to the issuance of our securities contemplated by the Private Placement. All registration rights under this agreement will terminate on or about May 4, 2009.

Investor Rights Agreement

In connection with the initial closing of the Private Placement, we entered into an Investor Rights Agreement on April 3, 2009 with the investors in the Private Placement, pursuant to which we granted to the investors certain registration rights with respect to the securities issued and sold pursuant to the Private Placement. As of April 10, 2009, the holders of  2,898,544 shares of our preferred stock and 28,985,440 shares of common stock issuable upon the exercise of outstanding warrants are entitled to certain rights with respect to the registration of their shares pursuant to the terms and conditions of such agreement.

Pursuant to the Investor Rights Agreement, we also granted to the investors certain rights of first refusal with respect to certain future issuances of our securities, including as part of a future equity financing, subject to customary exclusions. If we determine to issue any such securities not subject to such exceptions, then we must provide notice and an offer to sell the securities to the purchasing stockholders on the same terms as we propose to sell such securities to other investors a pro rata amount of such securities, based on such investors’ respective percentage ownership of our outstanding common stock, calculated as if all shares of Series A preferred stock (including any dividends thereon) had been converted into shares of common stock immediately following the original issuance of our Series A preferred stock.

The Investor Rights Agreement also includes an agreement between the parties with respect to the size and composition of our board of directors. Specifically, following the initial closing, the size of our board of directors was set at eight members, and the holders of a majority of the Series A preferred stock have the right to designate, and we are required to nominate, three members to our board of directors.  Alta BioPharma Partners III, L.P. (“Alta”), Bay City Capital LLC (“Bay City Capital”) and Growth Equity Opportunities Fund, LLC (“GEO”), together with their respective affiliates, each have the right to designate one such investor designee. As a result, our Board of Directors elected Messrs. Hurwitz and Misfeldt to our Board of Directors on April 3, 2009 as designees of Alta and Bay City Capital, respectively. To date, GEO has not exercised its right to designate a director for election to our Board of Directors, but may exercise such right in the future subject to the terms of the Investor Rights Agreement.  Following the earlier to occur of (a) the second closing of the Private Placement, (b) the common equity closing of the Private Placement or (c) the closing of a qualifying alternative common stock financing, provided the investors exercise their preemptive rights and beneficially own greater than a majority of our voting stock as of such applicable closing, the size of our Board of Directors would be increased to nine members pursuant to the Investor Rights Agreement, and the holders of a majority of our Series A preferred stock would be entitled to designate, and we would be required to nominate, five members to our Board of Directors.  Alta, Bay City Capital and GEO, together with their respective affiliates, would each have the right to designate one such investor designee.

INDEPENDENCE OF THE MEMBERS OF OUR BOARD OF DIRECTORS

The laws and rules governing public companies and The NASDAQ Stock Market LLC, or NASDAQ, listing requirements obligate our Board of Directors to affirmatively determine the independence of its members. The Board of Directors consults with our corporate counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in NASDAQ listing requirements, as in effect from time to time.

Consistent with these considerations, after a review of all relevant transactions or relationships between each director, or any of his family members, and Sunesis, our senior management and our independent registered public accounting firm, the Board of Directors has affirmatively determined that Drs. Pearce and Stump and Messrs. Fust, Hurwitz and Misfeldt, a majority of our Board of Directors, are independent directors within the meaning of the applicable NASDAQ listing requirements. In addition, the Board has affirmatively determined that Anthony B. Evnin, Ph.D., Stephen P.A. Fodor, Ph.D, Steven D. Goldby and Jonathan S. Leff were independent directors within the meaning of the applicable NASDAQ requirements until their respective resignations from the Board.

In making its determination of independence, the Board considered our consulting relationships with Drs. Pearce and Stump and the relationships of Messrs. Hurwitz and Misfeldt with certain of our principal stockholders, which are described under “Related Party Transactions” above. In 2008, Drs. Pearce and Stump each received consulting fees of $6,563 pursuant to these arrangements, which is significantly below the $120,000 threshold contained in the NASDAQ listing requirements. Our Board of Directors does not believe that these stockholder relationships or these consulting arrangements interfere with Dr. Pearce, Dr. Stump, or Messrs. Hurtwitz and Misfeldt's exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the aggregate fees billed to us by Ernst & Young LLP for the years ended December 31, 2008 and 2007 for each of the following categories of professional services:

	Year Ended
Fee Category	December 31, 2008	December 31, 2007
	(in thousands)
Audit Fees(1)	$320,872	$519,647
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees(2)	1,320	1,500
Total Fees:	$322,192	$521,147

(1)
Audit fees for 2008 and 2007 included the aggregate fees for professional services rendered for the audit of our financial statements, review of our interim financial statements, review of our registration statements on Forms S-3 and Form S-8, an opinion on management’s assessment of the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the issuance of comfort letters and consents.

(2)	Other fees in 2008 and 2007 were a subscription for Ernst & Young’s online research services tool.

All of the fees described above were pre-approved by the Audit Committee.

Pre-approval Policies

The Audit Committee has adopted a policy relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to pre-approval procedures established by the Audit Committee, including policies for delegating authority to a member of the Audit Committee. Any service that is approved pursuant to a delegation of authority to a member of the Audit Committee must be reported to the full Audit Committee at a subsequent meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP as described above is compatible with maintaining their independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on April 3, 2009:

1.	Financial Statements:

See Item 8 of the registrant’s Annual Report on Form 10-K filed with the SEC on April 3, 2009.

2.	Financial Statement Schedules:

See Item 8 of the registrant’s Annual Report on Form 10-K filed with the SEC on April 3, 2009. All other schedules were omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

3.	Exhibits:

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2009.

SUNESIS PHARMACEUTICALS, INC.

By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Senior Vice President, Corporate Development
and Finance, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

*	Chairman of the Board	April 30, 2009
James W. Young, Ph.D.

/s/ Daniel N. Swisher, Jr.	President, Chief Executive Officer and	April 30, 2009
Daniel N. Swisher, Jr.	Director (Principal Executive Officer)

/s/ Eric H. Bjerkholt	Senior Vice President, Corporate Development	April 30, 2009
Eric H. Bjerkholt	and Finance, Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

*	Director	April 30, 2009
Matthew K. Fust

*	Director	April 30, 2009
Edward Hurwitz

*	Director	April 30, 2009
Dayton Misfeldt

*	Director	April 30, 2009
Homer L. Pearce, Ph.D.

*	Director	April 30, 2009
David C. Stump, M.D.

*By:	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant (Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).
3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007).
3.3		Certificate of Designation of the Series A preferred stock of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).
4.1
Specimen Common Stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-121646) filed on December 23, 2004).

4.2
Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

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

10.3	*	2005 Equity Incentive Award Plan, as amended.
10.4	*	Employee Stock Purchase Plan and Enrollment Form (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.5	*
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

10.13
Agreement for Termination of Lease and Voluntary Surrender of Premises, dated as of January 15, 2009, by and between the Registrant and ARE-Technology Center, SSF, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K  for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

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

10.32	*	Amended and Restated 2006 Employment Commencement Incentive Plan.
10.33
Common Stock and Warrant Purchase Agreement, dated as of March 17, 2006, among the Registrant and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.44 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006).

10.34		Form of Warrant (incorporated by reference to Exhibit 10.46 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006).
10.35	†
Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.36	*
Amendment, dated December 21, 2005, to the Amended and Restated Consulting Agreement, dated August 8, 2005, by and between the Registrant and James A. Wells, Ph. D. (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2007).

10.37	*
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

10.40	*	Sunesis Pharmaceuticals, Inc. 2008 Executive Bonus Program (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).
10.41	*
Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan (incorporated by reference to Exhibit 10.71 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.42	*
Amended and Restated Executive Severance Benefits Agreement, dated December 23, 2008, by and between the Registrant and Steven B. Ketchum, Ph.D. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

10.43	*
Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr. (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

10.44	*
Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt  (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

10.45	*
Second Amended and Restated Executive Severance Benefits Agreement, dated December 23, 2008, by and between Registrant and James W. Young, Ph.D. (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

10.46	*
Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Valerie L. Pierce  (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

10.47	*
Amended and Restated Executive Severance Benefits Agreement, dated May 27, 2008, by and between Registrant and Daniel C. Adelman, M.D. (incorporated by reference to Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.48	*
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

10.54	*
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

10.56
Form of Amended and Restated Convertible Secured Promissory Notes issued by SARcode Corporation to the Registrant, dated March 6, 2009 (incorporated by reference to Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed on March 10, 2009).

10.57
Summary of Non-Employee Director Cash Compensation Arrangements  (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K  for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

10.58	†
Securities Purchase Agreement, dated March 31, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

10.59		Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).
23.1
Consent of Independent Registered Public Accounting Firm  (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K  for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

24.1		Power of Attorney (included in the signature page to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 3, 2009).
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act  (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act  (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

31.3		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.4		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	#
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K  for the year ended December 31, 2008, as filed with the SEC on April 3, 2009).

*	Management contract, compensatory plan or arrangement.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted informationhas been filed separately with the Securities and Exchange Commission.

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