Form 10-Q
period 2009-03-31
SUNESIS PHARMACEUTICALS INC
filed 2009-05-08
CIK 1061027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

The registrant had 34,409,768 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2009.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,280,363	$6,296,942
Marketable securities	—	4,321,844
Prepaids and other current assets	763,074	934,429
Total current assets	5,043,437	11,553,215
Property and equipment, net	501,751	612,241
Assets held-for-sale	50,427	470,547
Deposits and other assets	96,824	147,826
Total assets	$5,692,439	$12,783,829

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$1,994,735	$2,150,980
Accrued clinical expense	1,794,154	1,865,773
Accrued compensation	845,649	537,215
Accrued restructuring charges	621,149	191,170
Current portion of deferred rent	—	1,409,513
Current portion of deferred revenue	1,814,583	27,083
Total current liabilities	7,070,270	6,181,734
Non-current portion of deferred rent	116,339	110,919
Commitments
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,409,768 shares issued and outstanding as of March 31, 2009 and December 31, 2008	3,441	3,441
Additional paid-in capital	323,057,535	322,671,604
Accumulated other comprehensive income	—	7,841
Accumulated deficit	(324,555,146)	(316,191,710)
Total stockholders’ (deficit) equity	(1,494,170)	6,491,176

Total liabilities and stockholders’ (deficit) equity	$5,692,439	$12,783,829

(1)
The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2009	2008
	(Unaudited)
Revenue:
Collaboration revenue	$12,500	$537,500
Collaboration revenue from related party (Note 3)	—	1,765,683
License and other revenue	211,547	—
Total revenues	224,047	2,303,183

Operating expenses:
Research and development	4,264,152	8,742,895
General and administrative	2,355,012	3,266,129
Restructuring charges	1,862,861	320,774
Total operating expenses	8,482,025	12,329,798

Loss from operations	(8,257,978)	(10,026,615)

Interest income	12,812	460,412
Interest expense	(612)	(59,373)
Other income (expense), net	(117,658)	671
Net loss	$(8,363,436)	$(9,624,905)

Basic and diluted loss per share	$(0.24)	$(0.28)

Shares used in computing basic and diluted loss per share	34,409,768	34,364,896

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(8,363,436)	$(9,624,905)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	110,490	436,549
Stock-based compensation expense	385,931	653,904
Non-cash restructuring (credits) charges, net	(1,396,287)	11,561
Loss on sale of held-for-sale assets	118,411	—
Changes in operating assets and liabilities:
Prepaids and other current assets	171,355	(517,807)
Deposits and other assets	51,002	—
Accounts payable and other accrued liabilities	(156,245)	(667,317)
Accrued clinical expense	(71,619)	317,644
Accrued compensation	308,434	(820,803)
Accrued restructuring	429,979	309,362
Deferred rent	5,420	(104,316)
Deferred revenue	1,787,500	(474,999)
Net cash used in operating activities	(6,619,065)	(10,481,127)

Cash flows from investing activities
Proceeds from sale of held-for-sale assets	288,483	—
Purchases of property and equipment	—	(180,663)
Purchases of marketable securities	—	(14,320,299)
Proceeds from maturities of marketable securities	4,314,003	19,748,244
Net cash provided by investing activities	4,602,486	5,247,282

Cash flows from financing activities
Payments on borrowing under equipment financing	—	(256,519)
Net cash used in financing activities	—	(256,519)

Net decrease in cash and cash equivalents	(2,016,579)	(5,490,364)
Cash and cash equivalents at beginning of period	6,296,942	11,726,126
Cash and cash equivalents at end of period	$4,280,363	$6,235,762

Supplemental disclosure of cash flow information
Interest paid	$612	$58,870
Non-cash activities:
Deferred stock-based compensation, net of (reversal)	$—	$(11,238)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Need to Raise Additional Capital

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2009, the Company had an accumulated deficit of $324.6 million. The Company needs to raise substantial additional funds to continue operations, fund additional clinical trials of voreloxin and bring future products to market. Management plans to finance the Company’s operations with equity issuances, including the initial closing and potential additional closings of the sale of units and common stock described in Notes 7 and 10, debt arrangements, a possible partnership or license of development and/or commercialization rights to voreloxin and, in the long term, product sales and royalties. Management believes that currently available cash, cash equivalents and marketable securities, together with the net proceeds from the initial closing of the Private Placement described in Note 10, will be sufficient to fund the Company’s operations through at least December 31, 2009.

Principles of Consolidation

The Company’s condensed consolidated financial statements include a wholly-owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. Significant estimates, assumptions and judgments made by management include those related to revenue recognition, clinical trial accounting and stock-based compensation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2008 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other interim period.

Certain prior period liabilities in the condensed consolidated balance sheets and statements of cash flows have been reclassified to conform to the current year presentation.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, less the weighted–average number of unvested common shares subject to repurchase. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, less the weighted–average number of unvested common shares subject to repurchase, and dilutive potential common shares for the period determined using the treasury stock method. For purposes of this calculation, options and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2009	2008
Historical numerator:
Net Loss	$(8,363,436)	$(9,624,905)
Denominator:
Weighted-average common shares outstanding	34,409,768	34,364,896
Basic and diluted net loss per share	$(0.24)	$(0.28)
Outstanding securities not included in diluted loss per share calculations:
Options to purchase common stock	4,474,764	5,002,098
Warrants to purchase common stock	2,660,845	2,693,237
	7,135,609	7,695,335

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on marketable securities. Comprehensive loss for the periods presented is as follows:

	Three months ended March 31,
	2009	2008
Net loss	$(8,363,436)	$(9,624,905)
Change in unrealized gain or loss on marketable securities	(7,841)	51,918
Comprehensive loss	$(8,371,277)	$(9,572,987)

Accumulated other comprehensive income (loss) consists entirely of unrealized gains or losses on marketable securities as of each balance sheet date presented.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires participants in a collaborative arrangement (sometimes referred to as a “virtual joint venture”) to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also requires significant disclosures related to collaborative arrangements. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The agreement also provides for royalty payments to Dainippon at rates that are based on total annual net sales. Under the agreement, the Company may reduce its royalty payments to Dainippon if a third party markets a competitive product and the Company must pay royalties for third-party intellectual property rights necessary to commercialize voreloxin. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

Bristol-Myers Squibb Company

In April 2005, the Company entered into a license agreement with Bristol-Myers Squibb Company, or BMS, in which the Company obtained worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032, a selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9, and any future CDK inhibitors derived from the related intellectual property.  At that time, the Company paid BMS an $8.0 million upfront payment through the issuance of shares of the Company’s Series C-2 preferred stock, which converted into 879,094 shares of common stock upon the Company’s initial public offering in September 2005.  In addition, in February 2006, as consideration for a $2.0 million milestone payment due pursuant to the license agreement for initiating a Phase 1 clinical trial of SNS-032, the Company issued an aggregate of 404,040 shares of the Company’s common stock to BMS.

Based on results in the Company’s Phase 1 clinical trial of SNS-032 and the progress made with voreloxin, the Company discontinued development of SNS-032.  As a result, the Company terminated the license agreement and returned SNS-032 to BMS on March 18, 2009.

Out-License

SARcode Corporation

In March 2006, the Company entered into a license agreement with SARcode Corporation, or SARcode, a privately-held biopharmaceutical company, granting SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how.  SARcode is developing a small molecule LFA-1 inhibitor, SAR1118, for T-cell mediated ophthalmic diseases.  The Company had previously discontinued its LFA-1 antagonist program when it narrowed the focus of its research and development efforts to oncology exclusively.

Pursuant to the license agreement, the Company received a total of $1.0 million in license fees, $0.5 million in 2007 and $0.5 million in September 2008, which were recorded as revenue upon receipt.  In addition, the Company received three secured notes, with a total principal amount of $1.0 million, which are due in 2012 and are convertible into the preferred stock of SARcode at the Company’s option. The Company has yet to record these notes receivable from SARcode as revenue due to uncertainty of collectibility.

        In March 2009, SARcode acquired the Company’s interest in all of its LFA-1 patents and related know-how for a total cash consideration of $2.0 million. Of this amount, $1.8 million was received in March 2009 and was recorded as deferred revenue. The remaining $0.2 million was received in April 2009 upon delivery to SARcode of all records related to LFA-1; the entire $2.0 million will be recorded as revenue in the second quarter of 2009.  In connection with the sale, the license agreement was terminated. Sunesis continues to hold the three secured convertible notes with a total principal amount of $1.0 million.

3.    Strategic Collaborations

Biogen Idec, Inc.

In August 2004, the Company entered into a collaboration agreement with Biogen Idec, Inc., or Biogen Idec, to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system. Under the terms of the collaboration agreement, during the research term, the Company applied its proprietary Tethering technology to generate small molecule leads, and received research funding of approximately $1.2 million per quarter, which was paid in advance to support some of its scientific personnel.  In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term on June 30, 2008 and the Company no longer receives research funding from Biogen Idec.  The Company received a $7.0 million upfront technology access fee from Biogen Idec and had received a total of $1.5 million in milestone payments for meeting certain preclinical milestones through March 31, 2009, including a $0.5 million milestone received in June 2008. In 2006, Biogen Idec made a $14.0 million equity investment to purchase the Company’s Series C-2 preferred stock. Biogen Idec’s equity ownership was 8.5% of the Company’s common shares outstanding as of March 31, 2009 and December 31, 2008.

 The Company may in the future receive pre-commercialization milestone payments of up to $60.0 million per target, as well as royalty payments depending on product sales.  Royalty payments may be increased if the Company exercises its option to co-develop and co-promote product candidates for up to two targets worldwide (excluding Japan) and may be reduced if Biogen Idec is required to in-license additional intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a collaboration product.

Johnson & Johnson Pharmaceutical Research & Development LLC

In May 2002, the Company entered into a collaboration agreement with Johnson & Johnson Pharmaceutical Research & Development LLC, or J&JPRD, to discover, develop and commercialize small molecule inhibitors of Cathepsin S, an enzyme that is important in regulating an inflammatory response.

The Company granted J&JPRD a worldwide non-exclusive license to its intellectual property relating to Tethering on Cathepsin S and an exclusive license under the collaboration intellectual property for the commercialization of small molecule products arising from the collaboration. Under the agreement, J&JPRD is required to pay milestones upon achievement of certain research and development milestones that could total up to $24.0 million, as well as royalty payments depending on product sales. To date, J&JPRD has made milestone payments totaling $1.3 million, including a $0.5 million milestone in February 2008 when J&JPRD selected a Cathepsin S inhibitor from the collaboration as a development candidate.  The Company has received payments totaling $7.3 million under this collaboration as of March 31, 2009.

In the first quarter of 2009, J&JPRD informed the Company that it had ceased development of the previously selected Cathepsin S inhibitor and the parties initiated discussions regarding a proposed mutual termination of this agreement.  As a result, the Company does not expect to receive any additional revenues from J&JPRD under this agreement.

Merck & Co., Inc.

In February 2003, the Company entered into a license and collaboration agreement with Merck & Co., Inc., or Merck, to discover, develop and commercialize small molecule inhibitors of beta-secretase, or BACE, an enzyme that is believed to be connected to the progression of Alzheimer’s disease.  The Company has received payments totaling $19.0 million under this collaboration as of March 31, 2009. The Company retains the right to earn future milestone payments of up to $46.3 million for BACE and $38.0 million for all other indications, as well as royalty payments on annual net sales of any compound that may result from the collaboration. No milestones were received from Merck in 2008 or the first quarter of 2009.

In July 2004, the Company licensed to Merck a series of small molecule compounds derived from Tethering that target viral infections. Merck agreed to be responsible for advancing these compounds into lead optimization, preclinical development, and clinical studies. Merck will receive an exclusive worldwide license to any products resulting from the collaboration.  The Company has received $3.3 million under this collaboration as of March 31, 2009, including an upfront, non-refundable and non-creditable technology access fee of $2.3 million and license fees aggregating $1.0 million.

The Company is entitled to receive additional payments of up to $22.1 million based on the achievement of development milestones as well as royalty payments based on net sales for any products resulting from the collaboration. To date, the Company has not received any development milestone payments under the agreement and does not expect to receive any future milestone or royalty payments related to the agreement.

In connection with the above collaboration agreements, the Company recognized the following revenues in the three month periods ended March 31, 2009 and 2008, including the amortization of upfront fees received, research funding, and milestones earned:

	Three months ended March 31,
	2009	2008
Biogen Idec	$—	$1,765,683
J&J PRD	—	500,000
Merck	12,500	37,500
Total collaboration revenue	$12,500	$2,303,183

4.   Restructurings

2009 Restructuring

On March 30, 2009, the Compensation Committee of the Company’s Board of Directors, in conjunction with the anticipated closing of the initial closing of the private placement (see Notes 7 and 10), committed to a restructuring plan for an immediate reduction in force affecting six employees, including two executives (the “2009 Restructuring”). Employees were notified on March 31, 2009. All terminated employees were awarded severance payments and continuation of benefits based on length of service at the Company.

As a result of the 2009 Restructuring, the Company recorded a restructuring charge of $0.6 million in the first quarter of 2009 for employee severance and related benefit costs, which is included on a separate line in the condensed consolidated statement of operations. The severance payments will be made during the second quarter of 2009. Other personnel-related expenses such as employee benefits will be substantially paid over the remainder of 2009.  No further charges are expected related to this restructuring.

The following table summarizes the changes in the 2009 Restructuring liabilities, for which balances are included under “Accrued restructuring charges” in the Company’s condensed consolidated balance sheets:

Employee Severance and Related Benefits
2009 Restructuring liabilities as of December 31, 2008	$—
Charges in period	603,189
Cash payments in period	—
2009 Restructuring liabilities as of March 31, 2009	$603,189

2008 Restructuring

In June 2008, the Company implemented a corporate realignment to focus on the development of voreloxin. In conjunction with this restructuring (the “2008 Restructuring”), the Company expanded its late-stage development leadership team, ceased its internal discovery research activities and reduced its workforce by approximately 60%. All terminated employees were awarded severance payments and continuation of benefits based on length of service at the Company, and career transition assistance. The Company also consolidated its remaining employees into the leased office premises at 395 Oyster Point Boulevard (previously vacated in connection with the 2007 Restructuring, discussed below) and a small leased laboratory facility at 349 Allerton Avenue, both in South San Francisco.

On January 15, 2009, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises with ARE-Technology Center, SSF, LLC, or Alexandria, with respect to a leased facility located at 341 Oyster Point Boulevard, South San Francisco, which formerly served as the Company’s headquarters and research and development facility. Pursuant to the terms of the Termination Agreement, the Company was required to vacate the premises by February 28, 2009, and agreed to pay an aggregate fee of $2.2 million in consideration of early termination of the Lease Agreement. Under the original Lease Agreement, the Company was required to pay Alexandria base rents and operating expenses of $15.7 million between 2009 and 2013. The $2.2 million termination fee was paid in January 2009. In addition, the Company paid a commission of $0.4 million in January 2009 to a third party for negotiation of the lease termination.

In the first quarter of 2009, the Company recorded net restructuring charges of $1.3 million for these lease termination activities related to the 2008 Restructuring, which are included on a separate line in the condensed consolidated statement of operations. The net charge included the $2.2 million early termination fee and $0.5 million for the third-party commission and other facility closure expenses, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility.

The following table summarizes the changes in 2008 Restructuring liabilities, for which balances are included under “Accrued restructuring charges” in the Company’s condensed consolidated balance sheets:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
2008 Restructuring liabilities as of December 31, 2008	$62,420	$128,750	$191,170
Charges in period	—	2,583,866	2,583,866
Cash payments in period	(61,951)	(2,695,125)	(2,757,076)
2008 Restructuring liabilities as of March 31, 2009	$469	$17,491	$17,960

As of March 31, 2009, a total of $3.5 million has been incurred for the employee severance and related benefit costs, consisting of $3.2 million of severance and other benefit costs, and $0.3 million of non-cash stock-based compensation. A total of $3.6 million has been incurred through March 31, 2009 related to facility exit costs, consisting of $2.2 million of lease termination fees, $1.6 million of asset impairments, $0.4 million of third-party commission and $0.8 million of other facility closure expenses, partially offset by the reversal of $1.4 million of deferred rent. No further charges are expected related to the 2008 Restructuring.

As part of the 2008 Restructuring, the Company implemented a corporate realignment to focus on the development of voreloxin.  Due to the resulting termination of research activities, it was determined that laboratory equipment with a net book value of $1.2 million would be sold, and, accordingly, this equipment was recorded as held-for-sale.  Held-for-sale equipment with a net book value of $0.4 million was sold in the first quarter of 2009 for net proceeds of $0.3 million.  The $0.1 million loss on the sale has been included in “Other income (expense), net” in the Company’s condensed consolidated statement of operations.  As of March 31, 2009, the remaining held-for-sale equipment was valued at $50,000.  The Company expects to sell the remaining held-for-sale equipment by the end of 2009.

2007 Restructuring

In August 2007, the Company implemented a restructuring plan (the “2007 Restructuring”), which included a 25% reduction in the Company’s workforce and the relocation of employees occupying leased office facilities at 395 Oyster Point Boulevard to its main research and development facility at 341 Oyster Point Boulevard. In the first quarter of 2008, the Company recorded $0.3 million of restructuring charges related to the lease obligation for the vacated office facilities at 395 Oyster Point Boulevard. There were no remaining 2007 Restructuring liabilities as of December 31, 2008.

5.   Equipment Financing and Debt Facility

In June 2000, the Company entered into an equipment financing agreement with General Electric Capital Corporation, or GECC. Various credit lines were issued under the financing agreement. In 2008, the interest rates on the debt balance ranged from 7.53% to 10.61% per annum, and the borrowings were due in 36 to 48 monthly payments. In November 2008, the outstanding balance of approximately $1.5 million was fully paid off prior to the sale of the Company’s held-for-sale assets. No credit lines remain available under this agreement.

6.  Contingencies

From time to time, the Company may be involved in legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business or otherwise. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of the defense costs, diversion of management resources and other factors.  The Company is not currently involved in any material legal proceedings.

7.   Stockholders’ Equity

Private Placement

On March 31, 2009, the Company entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of up to $43.5 million of the Company’s securities, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock in three closings. The initial closing for $10.0 million of units occurred on April 3, 2009, resulting in net proceeds of approximately $8.8 million (see Note 10).  Subject to the approval of the Company’s stockholders, an additional $5.0 million of units may be sold in the second closing, which closing may occur at the Company’s election or at the election of the holders of a majority of the Series A preferred stock issued in the Private Placement.  The Company may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and the Company’s common stock is trading above a specified floor price. If the Company has not delivered notice to the investors in the Private Placement of the Company’s election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering notice to the Company of their election.  Notice of an election to complete the second closing, either by the Company or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of the Company’s stockholders, the remaining tranche of up to $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at the Company’s election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A preferred stock issued in the Private Placement prior to a date determined with reference to the Company’s cash balance dropping below $4.0 million at certain future dates.  If the Company elects to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A preferred stock issued in the Private Placement and subject to a condition that the Company sells at least $28.5 million of common stock in the common equity closing.

In connection with the initial closing for $10.0 million of units, the Company issued approximately 2.9 million shares of Series A preferred stock, which is initially convertible into approximately 29.0 million shares of common stock, and warrants to purchase approximately 29.0 million shares of common stock (see Note 10).  In the second closing, if completed, the Company would issue approximately 1.45 million shares of Series A preferred stock, which would be convertible into approximately 14.5 million shares of common stock, and warrants to purchase approximately 14.5 million shares of common stock.  The per unit purchase price for a share of Series A preferred stock and a warrant to purchase 10 shares of common stock is $3.45 for both the first and second closings.  The warrants issued at the first closing and issuable in the second closing, if completed, have an exercise price of $0.22 per share and a term of seven years from issuance.  In the common equity closing, if completed, the Company would issue approximately 103.6 million shares of common stock at a purchase price of $0.275 per share.

 As of the initial closing, certain of the investors have the right to designate three of eight members of the Company’s Board of Directors.  Following the second closing, if completed, the investors would have the right to designate five of nine members of the Board of Directors.  In conjunction with the initial closing of the Private Placement, the investors received a number of additional rights as a result of their convertible preferred stock ownership, including the right to approve any sale of the Company, any issuance of debt or preferred stock and, unless certain conditions are met, any issuance of common stock, other than the second closing and the common stock closing described above.  Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A preferred stock have a right to receive proceeds equal to $10.35 (i.e. three times the purchase price of each unit) for each share of Series A preferred stock held, plus all declared and unpaid dividends, in preference to the holders of common stock. A change in control, as defined in the securities purchase agreement, shall be deemed a liquidation, and includes a consolidation or merger with or into any other corporation, or the sale, exclusive license or exclusive partnering of the majority of the Company’s assets.

Stock Option Plans

The Company generally grants options (i) to new employees, 25% of which becomes exercisable on the first anniversary of the vesting commencement date, and  1/48th becomes exercisable each month over the remainder of the four-year vesting period, (ii) to existing employees, 1/48th of which becomes exercisable each month following the date of grant over a period of four years, (iii) to new non-employee members of the Board of Directors, 50% of which becomes exercisable on each of the first and second anniversary of the vesting commencement date, and (iv) to continuing non-employee members of the Board of Directors, 1/12th of which becomes exercisable each month following the date of grant over a period of one year.

2005 Equity Incentive Award Plan

On January 1, 2009, the number of shares of stock reserved for future issuance under the 2005 Equity Incentive Award Plan, or 2005 Plan, was increased by 1,082,352 shares pursuant to the 2005 Plan’s evergreen provision.  No options were granted under the 2005 Plan in the three months ended March 31, 2009.  Options to purchase an aggregate of 4,481,748 shares of the Company’s common stock had been granted and 3,379,659 shares were available for future grants under the 2005 Plan as of March 31, 2009.

2006 Employment Commencement Incentive Plan

The Company’s Board of Directors approved an amendment to the Company’s 2006 Employment Commencement Incentive Plan, or 2006 Plan, to increase the number of shares of common stock reserved for issuance under the 2006 Plan by an additional 100,000 shares, effective January 1, 2009.  No options were granted under the 2006 Plan in the three months ended March 31, 2009.  Options to purchase an aggregate of 553,000 shares of the Company’s common stock had been granted and 167,939 shares were available for future grants under the 2006 Plan as of March 31, 2009

2005 Employee Stock Purchase Plan

No ESPP shares were issued in the three months ended March 31, 2009. There were 252,453 shares of common stock reserved for future issuance under the ESPP as of March 31, 2009.

8.   Stock-Based Compensation

Overview

Employee stock-based compensation expense has been calculated based on awards ultimately expected to vest, reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to all of the Company’s stock-based awards, including stock options granted prior to the Company’s initial public offering, which continue to be accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, is as follows:

	Three months ended March 31,
	2009	2008
Research and development	$100,812	$270,178
General and administrative	285,119	383,726
Total stock-based compensation	$385,931	$653,904

Fair Value of Awards

The Company determines the fair value of share-based payment awards on the grant date using the Black-Scholes option-pricing model, or Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables.

There were no stock options granted during the three months ended March 31, 2009. The total estimated grant date fair value of stock options that were granted during the three months ended March 31, 2008 was zero. The weighted-average estimated fair value of employee stock options granted was $0.85 per share for the three months ended March 31, 2008, using the Black-Scholes model with the following annualized assumptions:

Three months ended March 31,
2008
Expected volatility	71.6%
Risk-free interest rate	2.7%
Dividend yield	0%
Expected term (years)	5.0

 The estimated fair value of stock options vested during the three month periods ended March 31, 2009 and 2008 was $0.5 million and $0.6 million, respectively.

The weighted-average estimated fair value of purchase rights under the ESPP was $0.28 and $1.36 per share for the three months ended March 31, 2009 and 2008, respectively, using the Black-Scholes model with the following annualized assumptions:

	Three months ended March 31,
	2009	2008
Expected volatility	93.4%	68.5% - 71.6%
Risk-free interest rate	0.4% - 5.1%	3.2% - 5.1%
Dividend yield	0%	0%
Expected term (years)	0.5 - 1.0	0.5 - 1.0

The total estimated fair value of purchase rights outstanding under the ESPP that vested during the three months ended March 31, 2009 and 2008 was immaterial in both periods.

The Company has based its assumptions for expected volatility and expected term of employee stock options on the information available with respect to its mature peer group in the same industry. The expected term of the employees’ purchase rights under the ESPP is equal to the purchase period. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employees’ purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero for the Black-Scholes model.  The post-vesting forfeiture rate is derived from the Company’s historical option cancellation information.

Option Plan Activity

The following table summarizes stock option transactions for the Company’s stock option plans in the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	4,650,955	$3.44
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited/expired	(176,191)	2.52
Balance as of March 31, 2009	4,474,764	3.48	6.99	$—
Exercisable as of March 31, 2009	3,141,226	$3.87	6.31	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they all exercised their options on March 31, 2009.

There were no options exercised during each of the three months ended March 31, 2009 and 2008; therefore, the intrinsic value for options exercised during these periods is zero. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

The following table summarizes outstanding and exercisable options for the Company’s stock option plans as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 3/31/09	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable as of 3/31/09	Weighted- Average Exercise Price
$0.32 - $1.30	55,211	6.77	$0.78	18,461	$0.85
$1.44	622,475	9.25	1.44	88,881	1.44
$1.55 - $2.31	207,833	8.89	1.98	90,958	1.96
$2.55	947,806	3.71	2.55	947,806	2.55
$2.59	674,023	8.45	2.59	366,673	2.59
$2.62 - $4.74	368,351	7.90	4.07	248,805	4.09
$4.85	447,634	7.54	4.85	340,835	4.85
$4.93 - $5.16	78,551	7.40	5.01	67,429	5.02
$5.25	845,453	6.67	5.25	760,265	5.25
$5.50 - $9.56	227,427	7.03	6.85	211,113	6.93
$0.32 - $9.56	4,474,764	6.99	$3.48	3,141,226	$3.87

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $3.3 million as of March 31, 2009, which is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 3.1 years.

9.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements.  The Company adopted SFAS 157 on a prospective basis for its financial assets and liabilities on January 1, 2008.  In accordance with Statement of Financial Position No. 157-2, issued by the FASB in February 2008, the Company adopted FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009.

Under SFAS 157, the fair value of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). SFAS 157 also establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities.
Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 - unobservable inputs.

All of the Company’s financial instruments held at any time since January 1, 2008 have been valued using quoted prices in active markets (Level 1) or based upon other observable inputs (Level 2).  As of March 31, 2009, the Company held no financial assets (i.e., marketable securities) that were measured on a recurring basis during the three months ended March 31, 2009.  As of December 31, 2008, the fair value of the Company’s financial assets that were measured on a recurring basis during the year ended December 31, 2008 were as follows:
	Fair Value Measurements at Reporting Date Using
	(Level 1)	(Level 2)	(Level 3)	Total
Description
Cash equivalents and money market funds	$6,185,866	$—	$—	$6,185,866
Marketable securities	—	4,321,844	—	4,321,844
Total	$6,185,866	$4,321,844	$—	$10,507,710

As of December 31, 2008, the Company’s cash equivalents and marketable securities were classified within Level 1 or Level 2 of the fair value hierarchy. The type of securities utilizing Level 1 inputs consisted of the Company’s money market funds. The Company’s Level 2 valuations are based upon quoted prices for similar instruments or securities that are under an active market with pricing adjustments for yield and number of days to maturity. The type of securities utilizing Level 2 inputs consisted of the Company’s U.S. government agency securities, corporate bonds and commercial papers.

10. Subsequent Events

On April 3, 2009, $10.0 million of units were sold in the initial closing of the Private Placement (see Note 7). In the initial closing for $10.0 million of units, the Company issued 2,898,544 shares of Series A preferred stock, which are initially convertible into 28,985,440 shares of common stock, and warrants to purchase 28,985,440 shares of common stock. The warrants issued at the initial closing have an exercise price of $0.22 per share and a term of seven years from issuance. The net proceeds, after deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $8.8 million. The terms and conditions of the convertibility of the Series A preferred stock are discussed in greater detail in Note 7. The Company expects all net proceeds received from the initial closing of the Private Placement to be used for working capital and other general corporate purposes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, cash requirements, financing plans, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our proprietary methods of discovering drugs in pieces, or fragments. From 2002 through June 2008, we focused on the discovery, in-licensing and development of novel small molecule drugs. In June 2008, we announced a corporate realignment to focus on the development of voreloxin.  In conjunction with this strategic restructuring, we expanded our late-stage development team, announced the winding down of our internal discovery research activities, ceased development of an enhanced fragment-based discovery platform, and reduced our workforce by approximately 60%.

We are currently advancing voreloxin through Phase 2 development. Voreloxin is a first-in-class anti-cancer quinolone derivative, or AQD — a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate antitumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication, and have demonstrated promising preclinical antitumor activity.  We are in the process of conducting three clinical trials of voreloxin: a Phase 2 clinical trial (known as the REVEAL-1 trial) in previously untreated elderly patients with acute myeloid leukemia, or AML, a Phase 1b/2 clinical trial combining voreloxin with cytarabine for the treatment of patients with relapsed/refractory AML, and a Phase 2 single agent clinical trial in platinum-resistant ovarian cancer patients. We have worldwide development and commercialization rights to voreloxin. We may enter into partnering arrangements for this product candidate to maximize its commercial potential.

We have taken a number of important steps to focus our resources and efforts on the advancement of voreloxin.  We have discontinued development of our product candidate, SNS-032, a selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9, which we had in-licensed from BMS.  In March 2009, the license agreement was terminated and SNS-032 was returned to BMS.  In addition, we recently completed enrollment in a Phase 1 trial of SNS-314, a potent and selective pan-Aurora kinase inhibitor discovered internally at Sunesis, in patients with advanced solid tumors.  A maximum tolerated dose was not established in that trial, and no responses were observed.  We currently have no plans to conduct further development activities on SNS-314 on our own, but we plan to seek a partner to support further development of SNS-314 in the future.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of up to $43.5 million of our securities, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A preferred stock and warrants to purchase common stock, and up to $28.5 million of common stock in three closings.  $10.0 million of units were sold in the initial closing, which occurred on April 3, 2009, resulting in net proceeds of  approximately $8.8 million.  An additional $5.0 million of units may be sold in the second closing, which may occur at our election or at the election of the holders of a majority of the Series A preferred stock issued in the Private Placement, subject to conditions described in ‘Sources of Liquidity’ below.  The remaining tranche of up to $28.5 million of common stock may be sold in a common equity closing, again subject to conditions described below.

In March 2009, we announced that we sold our interest in all of our lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how to SARcode Corporation, or SARcode, for a total cash consideration of $2.0 million, of which $1.8 million was received in March 2009 and $0.2 million was received in April 2009. The entire $2.0 million will be recorded as revenue in the second quarter of 2009. SARcode has been the exclusive licensee of those assets since March 2006 and is developing a small molecule LFA-1 inhibitor, SAR1118, for T-cell mediated ophthalmic diseases.

 Our fragment-based discovery approach, known as Tethering, formed the basis of several strategic research and development collaborations entered into between 2002 and 2004, including collaborations with Biogen Idec, J&JPRD and Merck. We are no longer receiving research funding in any of our current collaborations.  In the first quarter of 2009, J&JPRD informed us that it has ceased development of the previously selected Cathepsin S inhibitor and the parties initiated discussions regarding a proposed mutual termination of the collaboration agreement. As a result, we do not expect to receive any additional revenues from J&JPRD under the collaboration agreement. We may in the future receive milestones as well as royalty payments based on future sales of products, if any, resulting from the Biogen Idec or Merck collaborations.

We have incurred significant losses in each year since our inception. As of March 31, 2009, we had an accumulated deficit of $324.6 million. We expect our significant net losses to continue for the foreseeable future, as we continue to conduct development of, and seek regulatory approvals for, voreloxin.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We believe there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires participants in a collaborative arrangement (sometimes referred to as a “virtual joint venture”) to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also requires significant disclosures related to collaborative arrangements. The adoption did not have a material impact on our consolidated financial position or results of operations.

Results of Operations

Revenue

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue or any other significant revenue for the foreseeable future.

Collaboration Revenue. In the past we have generated revenue primarily through payments received in connection with our collaborations, consisting principally of research funding and milestones paid by our collaborators, substantially offsetting our related research and development expenses. However, we are no longer conducting any research activities or receiving research funding in connection with any of our collaborations.

We are entitled to receive milestone payments under our collaborations with Biogen Idec and Merck upon achievement of certain milestones by them. Additionally, we are entitled to receive royalty payments based on future sales of products, if any, resulting from these collaborations, although we do not expect to generate any royalty revenue from these collaborations in the foreseeable future, if at all. In addition, in the first quarter of 2009, J&JPRD informed us that it has ceased development of the previously selected Cathepsin S inhibitor and we have initiated discussions regarding a proposed mutual termination of our collaboration agreement. As a result, we do not expect to receive any milestone or royalty revenue from J&JPRD in the future.

Collaboration revenue was $12,500 for the three months ended March 31, 2009 as compared to $2.3 million for the same period in 2008, which included $1.8 million from Biogen Idec, a related party, and a $0.5 million milestone payment from J&JPRD. The decrease in collaboration revenue from Biogen Idec resulted from the termination of the research phase of this collaboration in June 2008.  We expect that we will have substantially lower collaboration revenue in 2009 and in future years unless, and until, any products that may result from the collaborations advance to a level where significant milestones will be payable to us.

License and Other Revenue.   Under our March 2006 license agreement with SARcode, we received a series of three secured notes, with a total principal value of $1.0 million, which are due in 2012 and are convertible into preferred stock of SARcode at our option. We have not recorded these notes as revenue due to uncertainty of collectibility. In March 2009, we announced that we sold to SARcode our interest in all of the patents and related know-how that had been the subject of the license agreement for a total cash consideration of $2.0 million. Of this amount, $1.8 million was received in March 2009 and recorded as deferred revenue. The remaining $0.2 million was received in April 2009. As all deliverables under the agreement were completed in April 2009, the entire $2.0 million will be recorded as revenue in the second quarter of 2009. In connection with the sale, the license agreement was terminated and we will not receive any future license fees, milestones or royalties under that license.

License and other revenue was $0.2 million for the three months ended March 31, 2009 as compared to zero for the same period in 2008. The revenue in the 2009 period related to the sale of compound libraries that are not core to our ongoing development plans.

Research and Development Expense

Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•
in the discovery and development of novel small molecule therapeutics and the advancement of product candidates towards clinical trials, including the Phase 1 and Phase 2 clinical trial costs for voreloxin and the Phase 1 clinical trial costs for SNS-032 and SNS-314,

•	in the development of our proprietary fragment-based Tethering drug discovery approach and other novel fragment-based drug discovery methods,

•	in the development of in-house research, preclinical study and development capabilities,

•	in connection with in-licensing activities, and

•	in the conduct of activities we are required to perform in connection with our strategic collaborations.

We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense by program for the three months ended March 31, 2009 and March 31, 2008:

	Three months ended March 31,
	2009	2008
	(in thousands)
Voreloxin	$4,073	$4,485
SNS-032	51	1,238
SNS-314	140	804
Discovery programs and new technologies	—	1,179
Other kinase inhibitors	—	1,037
Total research and development expense	$4,264	$8,743

As a result of our 2008 Restructuring and the resulting wind-down of our research activities, we do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of our proprietary fragment-based drug discovery methods, or the development of in-house research capabilities.  In addition, we are no longer conducting any research activities in connection with any of our collaborations.

However, we have incurred and expect to continue to incur substantial research and development expense to conduct clinical trials of voreloxin.  Clinical trials are costly, and as we continue to advance voreloxin through clinical development, we expect our related expenses to remain high. For example, we expect to spend at least $11.0 million over the next 12 months to advance our voreloxin program to completion of the current Phase 1b/2 combination trial in AML, Phase 2 AML clinical trial in the previously untreated elderly and Phase 2 clinical trial in ovarian cancer.  Due to the risks inherent in the clinical trial process and given the early state of development, we are unable to estimate the additional substantial costs we will incur in the voreloxin development program.

In addition, we are currently focused on trials of voreloxin in targeted indications and patient populations.  Based on results of translational research, clinical results, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat and how much funding to direct to each indication on an ongoing basis. This will affect our research and development expense going forward.

We are currently anticipating that development of voreloxin will be our highest priority.  If we engage a development or commercialization partner on our voreloxin program, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected.  We cannot predict whether future collaborative or licensing arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Under our Biogen Idec agreement, we have the right to participate in the co-development and co-promotion of product candidates for up to two targets including, at our option, the Raf kinase target, on a worldwide basis (excluding Japan). If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly.

Research and development expense was $4.3 million for the three months ended March 31, 2009 as compared to $8.7 million for the same period in 2008. The decrease of $4.4 million was primarily due to reduced research staffing as a result of our 2008 Restructuring, which resulted in a $2.2 million decrease in headcount-related expenses, and decreases in allocated facility costs of $1.0 million, lab costs of $0.4 million and clinical expenses of $0.4 million. We expect that we will continue to incur significant expenses related to the development of voreloxin in 2009 and future years; however, overall research and development expenses are expected to be lower in 2009 as compared to 2008 as a result of the reduction in research efforts and related staffing.

General and Administrative Expense

Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, legal (including intellectual property), management and general administration, as well as non-cash stock-based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and independent auditors.

General and administrative expense was $2.4 million for the three months ended March 31, 2009 as compared to $3.3 million for the same period in 2008. The decrease of $0.9 million was primarily due to reduced administrative headcount as a result of our 2008 Restructuring, which resulted in a $0.6 million decrease in headcount-related expenses, and a $0.3 million decrease in costs for professional services.  We expect general and administrative expenses to be lower in 2009 as compared to 2008 as a result of the reduction in administrative headcount in connection with our 2009 Restructuring.

 Restructuring Charge

For the three months ended March 31, 2009, we recorded net restructuring charges of $1.3 million for lease termination activities related to the 2008 Restructuring and a restructuring charge of $0.6 million for employee severance and related benefit costs related to the 2009 Restructuring. The net charge for lease termination activities includes $2.2 million for early lease termination fees paid to the landlord and $0.5 million for third party commission and other facility closure expenses, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility.

For the three months ended March 31, 2008, we recorded a charge of $0.3 million for facilities costs on vacated property related to the 2007 Restructuring.

Interest Income

Interest income was $13,000 for the three months ended March 31, 2009, as compared to $460,000 for the same period in 2008. The decrease was primarily due to lower average balances of cash, cash equivalents and marketable securities and lower average interest rates during the three months ended March 31, 2009.

Interest Expense

Interest expense was $1,000 for the three months ended March 31, 2009, as compared to $59,000 for the same period in 2008. The decrease in expense resulted from the full payment of the outstanding balance under our equipment financing agreement with General Electric Capital Corporation in November 2008.

Other income (expense), net

Other expense, net was $118,000 for the three months ended March 31, 2009, as compared to other income, net of $1,000 for the same period in 2008. The expense in the 2009 period was comprised of losses on the sale of held-for-sale assets.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock; research funding, technology access fees and milestone payments from our collaboration partners; research grants; loans from Biogen Idec and other debt financings.

Our cash, cash equivalents and marketable securities totaled $4.3 million as of March 31, 2009, as compared to $10.6 million as of December 31, 2008.  The decrease of $6.3 million was primarily due to $6.6 million of net cash used in operating activities as described below.  No debt was outstanding at either balance sheet date.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a Private Placement of up to $43.5 million of our securities. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A preferred stock and warrants to purchase common stock, and up to $28.5 million of common stock in three closings.  $10.0 million of units were sold in the initial closing, which occurred on April 3, 2009, resulting in net proceeds of $8.8 million. Subject to the approval of our stockholders, an additional $5.0 million of units may be sold in the second closing, which may occur at our election or at the election of the holders of a majority of the Series A preferred stock issued in the Private Placement.  We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering notice to us of their election.  Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, the remaining tranche of up to $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A preferred stock issued in the Private Placement prior to a date determined with reference to our cash balance dropping below $4.0 million at certain future dates.  If we elect to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A preferred stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

Cash Flows

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2009, as compared to $10.5 million for the same period in 2008. Net cash used in operating activities for the three months ended March 31, 2009 resulted primarily from our net loss of $8.4 million and net adjustments for non-cash items of $0.8 million, partially offset by changes in operating assets and liabilities of $2.5 million, including $1.8 million related to deferred revenue. Net cash used in operating activities for the three months ended March 31, 2008 resulted primarily from our net loss of $9.6 million and changes in operating assets and liabilities of $2.0 million, partially offset by adjustments for non-cash items of $1.1 million, primarily related to stock-based compensation and depreciation and amortization.

Net cash provided by investing activities was $4.6 million for the three months ended March 31, 2009, as compared to $5.2 million for the same period in 2008. Net cash provided by investing activities during the three months ended March 31, 2009 was attributable to the net proceeds from maturities of marketable securities of $4.3 million and proceeds from the sale of held-for-sale assets totaling $0.3 million. Net cash provided by investing activities during the three months ended March 31, 2008 was primarily attributable to net proceeds from the maturity of marketable securities of $5.4 million, partially offset by capital expenditures of $0.2 million.

There were no cash flows from financing activities for the three months ended March 31, 2009 as compared to net cash used of $0.3 million for the same period in 2008. Our financing activities for the three months ended March 31, 2008 consisted of equipment loan repayments of $0.3 million.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the U.S. Food and Drug Administration, or FDA, or similar regulatory agencies in other countries, and has been successfully commercialized. We need to raise substantial additional funds to complete the development and commercialization of voreloxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

We anticipate that our cash, cash equivalents and marketable securities as of March 31, 2009, together with the net proceeds from the initial closing of the Private Placement and an anticipated milestone payment under one of our collaborations, will be sufficient to find our operations through at least the end of 2009.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including the possible second closing of the sale of units and common equity closing in the Private Placement described above and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. We do not know whether additional funding will be available on acceptable terms, or at all.

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

Contractual Obligations

Our operating lease obligations as of March 31, 2009 relate to the leases for two facilities in South San Francisco, California.  In December 2006, we leased approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard. This lease expires in April 2013, subject to our option to extend the lease through February 2014.  In October 2008, we leased approximately 5,500 square feet of laboratory space at 349 Allerton Avenue.  This lease expires in October 2010 with our option to extend the lease through October 2012.

The lease for the facility located at 341 Oyster Point Boulevard, which formerly served as our headquarters and research and development facility, was terminated in the first quarter of 2009.

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

Item 4T.   Controls and Procedures

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

  As required by SEC Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us because of the defense costs, diversion of management resources and other factors.

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

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of up to $43.5 million of our securities, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock in three closings.  $10.0 million of units were sold in the initial closing on April 3, 2009.  Subject to the approval of our stockholders, an additional $5.0 million of units may be sold in the second closing, which may occur at our election or at the election of the holders of a majority of the Series A preferred stock issued in the Private Placement.  We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering a notice to us of their election.  Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing.   If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.  Subject to the approval of our stockholders, the remaining tranche of up to $28.5 million of common stock may be sold in the common equity closing. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 or a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A preferred stock issued in the Private Placement prior to a date determined with reference to our cash balance dropping below $4.0 million at certain future dates.  If we elect to hold the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A preferred stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

We anticipate that our cash, cash equivalents and marketable securitie as of March 31, 2009, together with the net proceeds from the initial closing of the Private Placement and an anticipated milestone payment under one of our collaborations, will be sufficient to find our operations through at least the end of 2009.

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

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including the possible second closing of the sale of units and common equity closing in the Private Placement described above and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. We do not know whether additional funding will be available on acceptable terms, or at all.

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

*Our independent registered public accountants have indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2008 and our unaudited financial statements for the three months ended March 31, 2009 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accountants have indicated in their audit report on our 2008 consolidated financial statements that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Conditions affecting the equity market may make it more difficult and costly to raise additional capital.

Currently, there is turmoil in the U.S. economy in part due to tightening credit markets. Banks have tightened their lending standards, investors are increasingly unwilling to buy stock and corporate bonds and economic growth has slowed. Factors contributing to a slowing economy appear to be reduced credit availability and falling house prices. If these factors continue to affect equity markets, our ability to raise capital may be adversely affected.

*We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007 were $8.4 million, $37.2 million and $38.8 million, respectively. As of March 31, 2009, we had an accumulated deficit of $324.6 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing pivotal and Phase 3 clinical trials for voreloxin, as we conduct development of, and seek regulatory approvals for, voreloxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

For example, we terminated two Phase 2 trials of voreloxin in small cell and non-small cell lung cancer. We recently ceased development of SNS-032 and terminated our related license agreement with BMS after completion of a Phase 1 trial as no responses demonstrating efficacy were observed in that trial. In addition, in our Phase 1 trial of SNS-314, a maximum tolerated dose was not established and no responses were observed.  As a result, we have suspended further development of SNS-314 and plan to seek a partner or licensee to support further development in the future.

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

*Our proprietary rights may not adequately protect voreloxin or future product candidates, if any.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for voreloxin and any future product candidates in the United States and other countries. As of March 31, 2009, we owned, co-owned or had rights to approximately 86 issued U.S. and foreign patents and approximately 311 pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a new drug application or NDA, from the FDA, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for voreloxin.  None of our collaboration partners have had a product resulting from our collaboration enter clinical trials.  In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

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

The closing of the Private Placement will result in substantial dilution to our stockholders.  Following the initial closing, the holders of our common stock prior thereto hold approximately 54.3% of our outstanding common stock (assuming conversion of the Series A preferred stock at the current conversion price), and will hold approximately 37.2% if the warrants issued at the initial closing are exercised in full.  Following the second closing for $5.0 million of units, if completed, the holders of our common stock prior to the Private Placement will hold approximately 44.2% of our outstanding common stock (assuming conversion of the Series A preferred stock at the current conversion price), and will hold approximately 28.4% if the warrants issued at the initial and second closings are exercised in full.  Following the common equity closing, if completed, the holders of our common stock prior to the Private Placement would hold approximately 19.0% of our outstanding common stock (assuming conversion of the Series A preferred stock at the current conversion price), and would hold approximately 15.3% if the warrants issued at the initial and second closings are exercised in full.

We may not have the sufficient funding to distribute capital to our common stockholders or continue our business upon a change of control event.

If a change of control (as that term is defined in the certificate of designation related to the convertible Series A preferred stock), which includes a sale or merger of  Sunesis or a significant partnering transaction, occurs, the holders of the Series A preferred stock would be entitled to receive, before any proceeds are distributed to common stockholders, three times the amount that the investors in the Private Placement paid for the units ($10.0 million at the initial closing and, if consummated, an additional $5.0 million at the second closing), which could equal up to a total of $45.0 million.  We would not have any capital to distribute to our common stockholders if the consider+ation received in a transaction that triggers a change of control event under the certificate of designation is less than this liquidation preference amount.  Further, if the investors elect to treat a partnering transaction as a change of control, entitling the holders of the convertible preferred to the liquidation preference described above, the holders of the Series A preferred stock would be entitled to the full amount of any payments made by a corporate partner by surrendering the Series A preferred stock, up to the liquidation preference amount, which may leave us with insufficient resources to continue our business.  This right of the holders of the Series A preferred stock may also impair our ability to enter into a significant partnering transaction since a partner would be willing to enter into a partnering agreement with us only if we have or had access to sufficient capital to satisfy our obligations under the partnering agreement.  Whether or not we would have sufficient resources would depend on the terms of the partnering agreement and other cash resources available to us at that time.

We cannot take fundamental actions related to Sunesis without the consent of a majority of the holders of the convertible preferred to be issued in the Private Placement.

For as long as our convertible Series A preferred stock is outstanding, the holders of the Series A preferred stock issued or to be issued in the second closing, if this ever occurs, of the Private Placement, will have a number of rights, including the right to approve any sale of the company, any significant partnering transaction, any issuance of debt or convertible preferred and, unless certain conditions are met, any issuance of common stock other than the second closing and the common equity closing contemplated by the Private Placement.  It is possible that the interests of the holders of the  Series A preferred stock and the holders of common stock may be inconsistent, resulting in the inability to obtain the consent of the holders of Series A preferred stock to matters that may be in the best interests of the common stockholders.

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In the three months ended March 31, 2009, our common stock traded as low as $0.16 and as high as $0.51, and in 2008, traded as low as $0.18 and as high as $2.10. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

*We no longer comply with certain of the listing requirements of The NASDAQ Global Market. We may be delisted, and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5.0 million and stockholders’ equity of at least $10.0 million. We announced on April 17, 2009 we had received a letter, dated April 14, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we do not comply with the $10.0 million minimum stockholders' equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). NASDAQ's determination was based on a review of our Annual Report on Form 10-K for the period ended December 31, 2008. At that time, our stockholders’ equity was reported at $6.5 million. Since that time, we announced an up to $43.5 million financing, of which the first $10.0 million was received on April 3, 2009 upon the issuance of shares of Series A preferred stock and warrants to purchase our common stock and the remainder of which may be issued by us, subject to approval by our stockholders, upon the satisfaction of a certain clinical milestone and our common stock trading above a specified floor price or upon approval by a majority of the investors in the Private Placement, among other conditions. While we do not anticipate that we will meet the $10.0 million of stockholders’ equity continued listing requirement as of March 31, 2009 on a GAAP or pro-forma basis after giving effect to the approximately $8.8 million of net proceeds from the $10.0 million initial closing of the Private Placement, the amount of the shortfall depends on the application of GAAP to the terms of the newly issued securities, which we are in the process of analyzing. As provided in the NASDAQ rules, we have the opportunity to submit to NASDAQ a specific plan and timeline to achieve and sustain compliance. On April 29, 2009, we submitted a plan, ahead of the deadline prescribed by NASDAQ, to continue our listing on The NASDAQ Global Market. There is no assurance that NASDAQ will accept our plan to satisfy the stockholders' equity requirement. If, after the completion of its review, NASDAQ determines that we have not presented a plan that adequately addresses the stockholders' equity issue, NASDAQ will provide written notice that our securities will be subject to delisting from The NASDAQ Global Market. In that event, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market, or appeal the decision to a NASDAQ Listing Qualifications Panel. In the event of an appeal, we would remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.

Additionally, our common stock has traded below the $1.00 minimum bid price every trading day since September 17, 2008. Under normal circumstances, companies traded on NASDAQ would receive a deficiency notice from NASDAQ if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008, NASDAQ announced suspension of the enforcement of rules requiring a minimum $1.00 closing bid price and the market value of publicly held shares, with the suspension to remain in place until Monday, July 20, 2009. If our common stock is still listed on The NASDAQ Global Market on July 20, 2009 and our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of NASDAQ’s enforcement suspension or if the market value of our publicly held shares remains below $5.0 million for 30 consecutive business days following the end of NASDAQ’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period and we would have 90 calendar days to regain compliance by having our publicly held shares trade over $5.0 million in value for at least a 10-day period. If we were to fail to regain compliance during the grace period, our common stock could be delisted.

If we fail to comply with The NASDAQ Global Market listing standards, we may consider transferring to The NASDAQ Capital Market, which is a lower tier market, provided we met the transfer criteria, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to the NASDAQ Capital Market or having our common stock traded on the over-the-counter bulletin board network could adversely affect the liquidity of our common stock.  If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

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

In addition, Delaware law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of our company.

Provisions in our charter documents and provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Our executive officers and directors and their affiliates beneficially owned approximately 31.4% of our outstanding common stock as of April 15, 2009. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of securities or any sales of unregistered equity securities during the quarter ended March 31, 2009.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 7, 2009	/S/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10K-A on Form S-1 filed on May 23, 2007).

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

10.13
Agreement for Termination of Lease and Voluntary Surrender of Premises, dated as of January 15, 2009, by and between the Registrant and ARE-Technology Center, SSF, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on April 3, 2009).

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

10.60†
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