Form 10-Q
period 2009-06-30
SUNESIS PHARMACEUTICALS INC
filed 2009-07-28
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant had 34,419,176 shares of common stock, $0.0001 par value per share, outstanding as of June 30, 2009.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,842,425	$6,296,942
Marketable securities	506,619	4,321,844
Accounts receivable	1,500,000	—
Prepaids and other current assets	404,106	934,429

Total current assets	9,253,150	11,553,215
Property and equipment, net	407,725	612,241
Assets held-for-sale	23,653	470,547
Deposits and other assets	101,275	147,826

Total assets	$9,785,803	$12,783,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$2,049,936	$2,150,980
Accrued clinical expense	1,321,786	1,865,773
Accrued compensation	415,007	537,215
Accrued restructuring charges	59,993	191,170
Current portion of deferred rent	23,308	1,409,513
Current portion of deferred revenue	2,083	27,083

Total current liabilities	3,872,113	6,181,734
Non-current portion of deferred rent	87,755	110,919
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized as of June 30, 2009 and December 31, 2008; 2,898,544 and 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	56,163,436	—
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2009 and December 31, 2008; 34,419,176 and 34,409,768 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3,442	3,441
Additional paid-in capital	297,092,539	322,671,604
Accumulated other comprehensive income	127	7,841
Accumulated deficit	(347,433,609)	(316,191,710)

Total stockholders’ equity	5,825,935	6,491,176

Total liabilities and stockholders’ equity	$9,785,803	$12,783,829

(1)	The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenue:
Collaboration revenue - related party (Note 3)	$1,500,000	$2,544,868	$1,500,000	$4,310,551
Collaboration revenue - other	12,500	46,372	25,000	583,872
License and other revenue	2,000,000	—	2,211,547	—

Total revenues	3,512,500	2,591,240	3,736,547	4,894,423

Operating expenses:
Research and development	3,448,685	8,262,604	7,712,836	17,005,499
General and administrative	1,994,903	3,235,061	4,349,916	6,501,190
Restructuring charges	532	4,876,746	1,863,393	5,197,520

Total operating expenses	5,444,120	16,374,411	13,926,145	28,704,209

Loss from operations	(1,931,620)	(13,783,171)	(10,189,598)	(23,809,786)

Interest income	6,000	269,385	18,812	729,797
Interest expense	(375)	(54,433)	(987)	(113,806)
Other income (expense), net (Note 6)	(20,952,469)	(199)	(21,070,126)	472

Net loss	(22,878,464)	(13,568,418)	(31,241,899)	(23,193,323)
Deemed distribution to preferred stockholders (Note 6)	(26,375,000)	—	(26,375,000)	—

Loss attributable to common stockholders	$(49,253,464)	$(13,568,418)	$(57,616,899)	$(23,193,323)

Basic and diluted loss attributable to common stockholders per common share	$(1.43)	$(0.39)	$(1.67)	$(0.67)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	34,412,870	34,377,367	34,411,327	34,371,132

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(31,241,899)	$(23,193,323)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	792,337	1,318,122
Depreciation and amortization	204,516	866,381
Non-cash expense related to private placement (Note 6)	21,016,997	—
Non-cash restructuring (credits) charges, net	(1,396,287)	1,662,354
Loss on sale of held-for-sale assets	52,350	—
Changes in operating assets and liabilities:
Accounts receivable	(1,500,000)	—
Prepaids and other current assets	530,323	99,688
Deposits and other assets	46,551	—
Accounts payable and other accrued liabilities	(101,044)	(895,754)
Accrued clinical expense	(543,987)	731,407
Accrued compensation	(122,208)	(747,219)
Accrued restructuring	(131,177)	2,721,283
Deferred rent	144	(12,062)
Deferred revenue	(25,000)	(1,227,031)

Net cash used in operating activities	(12,418,384)	(18,676,154)

Cash flows from investing activities
Purchases of property and equipment	—	(164,170)
Proceeds from sale of held-for-sale assets	381,318	2,100
Purchases of marketable securities	(503,107)	(21,989,907)
Proceeds from maturities of marketable securities	4,310,618	39,025,325

Net cash provided by investing activities	4,188,829	16,873,348

Cash flows from financing activities
Payments on borrowing under equipment financing	—	(505,210)
Proceeds from issuance of convertible preferred stock and warrants in private placement, net of issuance costs	8,771,439	—
Proceeds from issuance of common stock and exercise of options, net of repurchases	3,599	62,167

Net cash provided by (used in) financing activities	8,775,038	(443,043)

Net increase (decrease) in cash and cash equivalents	545,483	(2,245,849)
Cash and cash equivalents at beginning of period	6,296,942	11,726,126

Cash and cash equivalents at end of period	$6,842,425	$9,480,277

Supplemental disclosure of cash flow information:
Interest paid	$987	$129,389
Supplemental disclosure of non-cash activities:
Deemed distribution to preferred stockholders	$26,375,000	$—
Deferred stock-based compensation, net of (reversal)	$—	$(11,456)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Need to Raise Additional Capital

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2009, the Company had an accumulated deficit of $347.4 million. The Company needs to raise substantial additional funds to continue operations, fund additional clinical trials of voreloxin and bring future products to market. Management plans to finance the Company’s operations with equity issuances, including the initial closing and potential additional closings of the sale of units and common stock described in Note 6 — Stockholders’ Equity, debt arrangements, a possible partnership or license of development and/or commercialization rights to voreloxin and, in the long term, product sales and royalties. Management believes that currently available cash, cash equivalents and marketable securities will be sufficient to fund the Company’s operations through December 31, 2009.

Principles of Consolidation

The Company’s condensed consolidated financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2008 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other interim period. Certain prior period liabilities in the condensed consolidated balance sheets and statements of cash flows have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through July 28, 2009, the date on which the financial statements being presented were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

Loss per Common Share

Basic loss attributable to common stockholders per common share is calculated by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss attributable to common stockholders per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding and dilutive potential common shares for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock and options and warrants to purchase common stock are considered to be potential common shares, but have been excluded from the calculation of diluted loss attributable to common stockholders per common share as their effect is anti-dilutive. The excluded amounts stated below are on an as-converted basis as of the period end date.

The following table sets forth the computation of basic and diluted loss attributable to common stockholders per common share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Historical numerator:
Net loss	$(22,878,464)	$(13,568,418)	$(31,241,899)	$(23,193,323)
Deemed distribution to preferred stockholders	(26,375,000)	—	(26,375,000)	—

Loss attributable to common stockholders	$(49,253,464)	$(13,568,418)	$(57,616,899)	$(23,193,323)
Denominator:
Weighted-average common shares outstanding	34,412,870	34,377,367	34,411,327	34,371,132

Basic and diluted loss attributable to common stockholders per common share	$(1.43)	$(0.39)	$(1.67)	$(0.67)

Outstanding securities not included in diluted loss per common share calculations:
Convertible preferred stock	28,985,440	—	28,985,440	—
Options to purchase common stock	3,050,931	5,502,682	3,050,931	5,502,682
Warrants to purchase common stock	31,646,285	2,693,237	31,646,285	2,693,237

	63,682,656	8,195,919	63,682,656	8,195,919

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on marketable securities. Comprehensive loss for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(22,878,464)	$(13,568,418)	$(31,241,899)	$(23,193,323)
Change in unrealized gain or loss on marketable securities	127	(110,158)	(7,714)	(58,240)

Comprehensive loss	$(22,878,337)	$(13,678,576)	$(31,249,613)	$(23,251,563)

Accumulated other comprehensive income (loss) consists entirely of unrealized gains or losses on marketable securities as of each balance sheet date presented.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires participants in a collaborative arrangement (sometimes referred to as a “virtual joint venture”) to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP, or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also requires significant disclosures related to collaborative arrangements. The adoption did not have a material impact on the Company’s financial condition or consolidated results of operations.

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 had no material effect on the Company’s financial condition or consolidated results of operations.

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board, or FASB, Staff Position No. FAS 115-2, or FSP FAS 115-2. FSP FAS 115-2 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP FAS 115-2 had no material effect on the Company’s financial condition or consolidated results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, or SFAS 168. The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will no longer be authoritative. SFAS 168 is effective for the Company for the nine-month period ended September 30, 2009 and is not expected to have a material effect on the Company’s financial condition or consolidated results of operations.

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

Bristol-Myers Squibb Company

In April 2005, the Company entered into a license agreement with Bristol-Myers Squibb Company, or BMS, in which the Company obtained worldwide exclusive and non-exclusive diagnostic and therapeutic licenses to SNS-032, a selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9, and any future CDK inhibitors derived from the related intellectual property. At that time, the Company made an $8.0 million upfront payment to BMS through the issuance of shares of the Company’s Series C-2 preferred stock, which converted into common stock upon the Company’s initial public offering in September 2005. In February 2006, the Company made a $2.0 million milestone payment to BMS for the initiation of a Phase 1 clinical trial of SNS-032 through the issuance of shares of the Company’s common stock.

Based on the results of the Company’s Phase 1 clinical trial of SNS-032 and the decision to focus on the development of voreloxin, the Company has discontinued development of SNS-032. As a result, the Company terminated the license agreement and returned SNS-032 to BMS in March 2009.

SARcode Corporation

In March 2006, the Company entered into a license agreement with SARcode Corporation, or SARcode, a privately held biopharmaceutical company, granting SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how. Pursuant to the license agreement, the Company received a total of $1.0 million in license fees: $0.5 million in 2007 and $0.5 million in September 2008, which were recorded as revenue upon receipt. In addition, the Company received three secured convertible promissory notes, with a total principal amount of $1.0 million, which are due in 2012 and are convertible into the preferred stock of SARcode at the Company’s option. The Company has yet to record these notes receivable from SARcode as revenue due to uncertainty of collectibility.

In March 2009, SARcode acquired the Company’s interest in all of its LFA-1 patents and related know-how for a total cash consideration of $2.0 million. Of this amount, $1.8 million was received in March 2009 and was recorded as deferred revenue. The remaining $0.2 million was received in April 2009 upon delivery to SARcode of all records related to LFA-1. The entire $2.0 million was recorded as revenue in the second quarter of 2009 when all elements of the transaction had been delivered. In connection with the sale, the license agreement was terminated. Sunesis continues to hold the three secured convertible promissory notes with a total principal amount of $1.0 million.

3. Strategic Collaborations

Biogen Idec, Inc.

In August 2004, the Company entered into a collaboration agreement with Biogen Idec, Inc., or Biogen Idec, to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system. Concurrent with the signing of the agreement, Biogen Idec made a $14.0 million equity investment in the Company through the purchase of the Company’s Series C-2 preferred stock, which converted into common stock upon the Company’s initial public offering in September 2005. Biogen Idec’s equity ownership was 8.5% of the Company’s common shares outstanding as of June 30, 2009 and December 31, 2008.

Pursuant to the terms of the collaboration agreement, the Company applied its proprietary Tethering technology to generate small molecule leads during the research term, for which it received research funding of approximately $1.2 million per quarter. The funding was paid in advance to support some of the Company’s scientific personnel. In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term on June 30, 2008 and the Company no longer receives research funding from Biogen Idec. The Company received a $7.0 million upfront technology access fee from Biogen Idec and had received a total of $1.5 million in milestone payments for meeting certain preclinical milestones through June 30, 2009, including a $0.5 million milestone received in June 2008. In June 2009, the Company earned a milestone of $1.5 million for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer, which was recorded as revenue in the second quarter of 2009. The milestone payment was received in July 2009.

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

Johnson & Johnson Pharmaceutical Research & Development LLC

In the first quarter of 2009, the Company initiated discussions with Johnson & Johnson Pharmaceutical Research & Development LLC, or J&JPRD, regarding the termination of its collaboration related to the enzyme, Cathepsin S, entered into in May 2002. On July 17, 2009, J&JPRD provided written notice that it was terminating this collaboration agreement. In accordance with the terms of the collaboration agreement, the termination will be effective on January 13, 2010. As a result, the Company does not expect to receive any additional revenues from J&JPRD under this collaboration agreement.

The table below sets forth our collaboration revenue for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Biogen Idec	$1,500,000	$2,544,868	$1,500,000	$4,310,551
Other	12,500	46,372	25,000	583,872

Total collaboration revenue	$1,512,500	$2,591,240	$1,525,000	$4,894,423

4. Restructuring

2009 Restructuring

On March 30, 2009, the Compensation Committee of the Company’s board of directors, in conjunction with the anticipated closing of the initial closing of the Private Placement (see Note 6), committed to a restructuring plan for an immediate reduction in force affecting six employees, including two executives, or the “2009 Restructuring”. Employees were notified on March 31, 2009. All terminated employees were awarded severance payments and continuation of benefits based on length of service at the Company.

As a result of the 2009 Restructuring, the Company recorded a restructuring charge of $0.6 million in the first quarter of 2009 for employee severance and related benefit costs, which is included on a separate line in the Company’s statement of operations. The severance payments were made in the second quarter of 2009, and other personnel-related expenses such as employee benefits will be substantially paid over the remainder of 2009. No further charges are expected related to this restructuring.

The following table summarizes the changes in the 2009 Restructuring liabilities, for which balances are included under “Accrued restructuring charges” in the Company’s balance sheets:

Employee Severance and Related Benefits
2009 Restructuring liabilities as of December 31, 2008	$—

Charges in period	603,189
Cash payments in period	(543,196)

2009 Restructuring liabilities as of June 30, 2009	$59,993

2008 Restructuring

In June 2008, the Company implemented a corporate realignment to focus on the development of voreloxin. In conjunction with this restructuring, or the “2008 Restructuring”, the Company expanded its late-stage development leadership team, ceased its internal discovery research activities and reduced its workforce by approximately 60%. All terminated employees were awarded severance payments, continuation of benefits based on length of service at the Company and career transition assistance. The Company also consolidated its remaining employees into the leased office premises at 395 Oyster Point Boulevard and a small leased laboratory facility at 349 Allerton Avenue, both in South San Francisco.

In January 2009, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises with ARE-Technology Center, SSF, LLC, or Alexandria, with respect to a leased facility located at 341 Oyster Point Boulevard, South San Francisco, which formerly served as the Company’s headquarters and research and development facility. Pursuant to the terms of the Termination Agreement, the Company was required to vacate the premises by February 28, 2009, and agreed to pay an aggregate fee of $2.2 million in consideration of early termination of the Lease Agreement. Under the original Lease Agreement, the Company was required to pay Alexandria base rents and operating expenses of $15.7 million between 2009 and 2013. The $2.2 million termination fee was paid in January 2009. In addition, the Company paid a commission of $0.4 million to a third party in January 2009 for negotiation of the lease termination.

In the first quarter of 2009, the Company recorded net restructuring charges of $1.3 million for these lease termination activities related to the 2008 Restructuring, which are included on a separate line in the Company’s statement of operations. The net charge included the $2.2 million early termination fee and $0.4 million third-party commission, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility, which is recorded as a non-cash restructuring credit in the Company’s statement of cash flows.

The following table summarizes the changes in 2008 Restructuring liabilities, for which balances are included under “Accrued restructuring charges” in the Company’s balance sheets:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
2008 Restructuring liabilities as of December 31, 2008	$62,420	$128,750	$191,170

Charges in period	—	2,583,866	2,583,866
Cash payments in period	(62,420)	(2,712,616)	(2,775,036)

2008 Restructuring liabilities as of June 30, 2009	$—	$—	$—

As of June 30, 2009, a total of $3.5 million of expenses had been incurred for the employee severance and related benefit costs, consisting of $3.2 million of severance and other benefit costs and $0.3 million of stock-based compensation. A total of $3.6 million had been incurred through June 30, 2009 related to facility exit costs, consisting of $2.2 million of lease termination fees, $1.6 million of asset impairments, $0.4 million of third-party commission and $0.8 million of other facility closure expenses, partially offset by the reversal of $1.4 million of deferred rent. No further charges are expected related to the 2008 Restructuring.

As part of the 2008 Restructuring, the Company implemented a corporate realignment to focus on the development of voreloxin. Due to the resulting termination of research activities, it was determined that laboratory equipment with a net book value of $1.2 million would be sold, and, accordingly, this equipment was recorded as held-for-sale. Held-for-sale equipment with a net book value of $0.4 million was sold in the first six months of 2009 for net proceeds of $0.4 million. The $52,000 loss on sale has been included in “Other income (expense), net” in the Company’s statement of operations. As of June 30, 2009, the remaining held-for-sale equipment was valued at $24,000. The Company expects to sell the remaining held-for-sale equipment by the end of 2009.

5. Contingencies

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

6. Stockholders’ Equity

Private Placement

Initial Closing of Units

On April 3, 2009, the Company closed the initial $10.0 million of a private placement of up to $43.5 million of the Company’s securities, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, to accredited investors, including certain members of management. The per unit purchase price for a share of Series A convertible preferred stock and a warrant to purchase 10 shares of common stock is $3.45 for both the initial and second closings. The warrants issued in the initial closing and issuable in the second closing have an exercise price of $0.22 per share and a term of seven years from issuance. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million, which the Company expects to be used for working capital and other general corporate purposes. In the initial closing, the Company issued approximately 2.9 million shares of Series A convertible preferred stock, which are initially convertible into approximately 29 million shares of common stock and warrants to purchase an aggregate of approximately 29 million shares of common stock at $0.22 per share.

Second Closing of Units

An additional $5.0 million of units may be sold in a second closing, which was approved by the Company’s stockholders on June 18, 2009. This second closing may occur at the Company’s election or at the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement. The Company may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and the Company’s common stock is trading above a specified price. If the Company has not delivered notice to the investors in the Private Placement of the Company’s election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering notice to the Company of their election. Notice of an election to complete the second closing, either by the Company or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing. If the second closing occurs, it will be subject to the satisfaction of customary closing conditions. In the second closing, if completed, the Company would issue approximately 1.45 million shares of Series A convertible preferred stock, which would be convertible into approximately 14.5 million shares of common stock, and warrants to purchase approximately 14.5 million shares of common stock.

Common Equity Closing

An additional $28.5 million of common stock may be sold in a common equity closing, which was approved by the Company’s stockholders on June 18, 2009. The common equity closing may be completed at the Company’s election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to a date determined with reference to the Company’s cash and investment balance dropping below $4.0 million at certain future dates. If the Company elects to complete the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to a condition that the Company sells at least $28.5 million of common stock in the common equity closing. In the common equity closing, if completed, the Company would issue approximately 103.6 million shares of common stock at a purchase price of $0.275 per share.

Other Investor Rights

As of the initial closing, certain of the investors have the right to designate three of eight members of the Company’s board of directors. Following the second closing, if completed, the independent investors would have the right to designate five of nine members of the board of directors. In conjunction with the initial closing of the Private Placement, the investors received a number of additional rights as a result of their convertible preferred stock ownership, including the right to approve any sale of the Company, any issuance of debt or preferred stock and, unless certain conditions are met, any issuance of common stock, other than the second closing and the common equity closing described above. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A convertible preferred stock have a right to receive proceeds equal to $10.35 (i.e. three times the purchase price of each unit) for each share of Series A convertible preferred stock held, plus all declared and unpaid dividends, in preference to the holders of common stock. A change in control, as defined in the securities purchase agreement, shall be deemed a liquidation, and includes a consolidation or merger with or into any other corporation, or the sale, exclusive license or exclusive partnering of the majority of the Company’s assets.

On June 29, 2009, certain documents executed in connection with the Private Placement were amended to: (a) clarify that in the event that an investor wishes to sell or transfer their shares of Series A convertible preferred stock, they must transfer all associated rights and obligations with such shares, including the option to participate in the second closing, or the Second Closing Option, and the option to participate in the common equity closing, or the Common Equity Closing Option, and (b) require approval by the Company’s board of directors of any transaction that constitutes a “change of control” event that does not already require board approval by statute.

Accounting Treatment

On April 3, 2009, the fair values of the four primary components of the Private Placement: (a) the Series A convertible preferred stock, (b) the warrants to purchase common stock, (c) the Second Closing Option, and (d) the Common Equity Closing Option, were computed using the Black-Scholes option-pricing model, or Black-Scholes Model. The values were calculated as a series of call options on the potential enterprise value of the Company at different valuation points at which the claims of the different stakeholder groups on the enterprise value would change. On April 3, 2009, the Company determined that the Second Closing Option and Common Equity Closing Option were freestanding instruments, and as a result, their fair values of $7.3 million and $10.2 million were initially recorded as liabilities in the Company’s balance sheet. As the total fair value of these two components exceeded the gross proceeds of the Private Placement of $10.0 million, no value was attributed to the Series A convertible preferred stock or warrant components as of this date, and the $7.5 million excess of the fair value of the two closing options over the gross proceeds was recorded as a loss within other income (expense) in the Company’s statement of operations.

On June 18, 2009, the Company’s stockholders approved an increase in the authorized number of shares of common stock from 100 million to 400 million, subject to an administrative filing with the State of Delaware, which occurred on July 2, 2009 (see Note 9). As a result, the Common Equity Closing Option liability was revalued to its fair value of $20.1 million as of June 18, 2009, resulting in a charge for the increase in fair value of $9.9 million, which was recorded within other income (expense) in the Company’s statement of operations. The Common Equity Closing Option was then reclassified from a liability to additional paid-in-capital in the Company’s balance sheet.

On June 29, 2009, as a result of the amendments to the Private Placement agreements, the convertible preferred stock, the Second Closing Option, and the Common Equity Closing Option were extinguished by the issuance of the amended convertible preferred stock instrument. The Second Closing Option liability was revalued upon extinguishment to its fair value of $10.9 million, resulting in a charge to other income (expense) for the increase in fair value of $3.6 million. The convertible preferred stock and Common Equity Closing Option were also revalued upon extinguishment to their fair values of $22.9 million and $23.6 million, respectively, resulting in a deemed distribution to preferred stockholders of $26.4 million. On June 29, 2009, the amended convertible preferred stock instrument was recorded as convertible preferred stock within stockholders equity, at its fair value of $57.4 million, less transaction costs of $1.2 million.

In the event the Second Closing Option is exercised, the independent investors will have the right to designate five of nine members of the board of directors, which will allow the Series A convertible preferred stock to become redeemable in certain events outside of the control of the Company. As a result, the Company would be required to immediately reclassify all of the Series A convertible preferred stock issued in the Private Placement to mezzanine equity.

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

2005 Equity Incentive Award Plan

On January 1, 2009, the number of shares of stock reserved for future issuance under the 2005 Equity Incentive Award Plan, or 2005 Plan, was increased by 1,082,352 shares pursuant to the 2005 Plan’s evergreen provision. Options to purchase 140,000 shares of the Company’s common stock were granted under the 2005 Plan during the six months ended June 30, 2009. As of June 30, 2009, options to purchase an aggregate of 4,621,748 shares of the Company’s common stock had been granted and 4,664,467 shares were available for future grants under the 2005 Plan.

2006 Employment Commencement Incentive Plan

Effective January 1, 2009, the Company’s board of directors approved an amendment to the Company’s 2006 Employment Commencement Incentive Plan, or 2006 Plan, to increase the number of shares of common stock reserved for issuance under the 2006 Plan by an additional 100,000 shares. No options were granted under the 2006 Plan during the six months ended June 30, 2009. As of June 30, 2009, options to purchase an aggregate of 553,000 shares of the Company’s common stock had been granted and 307,000 shares were available for future grants under the 2006 Plan.

2005 Employee Stock Purchase Plan

There were 9,408 shares issued under the 2005 Employee Stock Purchase Plan, or ESPP, during the six months ended June 30, 2009. As of June 30, 2009, there were 243,045 shares of common stock reserved for future issuance under the ESPP.

7. Stock-Based Compensation

Overview

Employee stock-based compensation expense has been calculated based on awards ultimately expected to vest, reduced for estimated forfeitures. Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to the Company’s stock-based awards is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$81,904	$271,282	$182,716	$541,460
General and administrative	324,438	392,336	609,556	776,062
Restructuring charges	—	364,071	—	364,071

Total stock-based compensation	$406,342	$1,027,689	$792,272	$1,681,593

Fair Value of Awards

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes Model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables.

Options to purchase 140,000 and 722,725 shares of the Company’s common stock were granted during the three months ended June 30, 2009 and 2008, respectively, with a total estimated grant date fair value of $22,000 and $0.6 million, respectively. Options to purchase 140,000 and 732,725 shares of the Company’s common stock were granted during the six months ended June 30, 2009 and 2008, respectively, with a total estimated grant date fair value of $22,000 and $0.6 million, respectively. The weighted-average estimated fair value of employee stock options granted was $0.18 and $0.88 per share for the three months ended June 30, 2009 and 2008, respectively, and $0.18 and $0.88 per share for the six months ended June 30, 2009 and 2008, respectively, using the Black-Scholes Model with the following annualized assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected term (years)	4.0	5.0	4.0	5.0
Expected volatility	85.8%	71.6%	85.8%	71.6%
Risk-free interest rate	2.1%	3.3%	2.1%	3.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of stock options that vested in the three months ended June 30, 2009 and 2008 was $0.4 million and $0.8 million, respectively, and for the six months ended June 30, 2009 and 2008 was $0.7 million and $1.4 million, respectively.

The weighted-average estimated fair value of purchase rights granted under the ESPP was $0.47 and $0.81 per share for the three months ended June 30, 2009 and 2008, respectively, and $0.37 and $1.23 per share for the six months ended June 30, 2009 and 2008, respectively, using the Black-Scholes model with the following annualized assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected term (years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	232.4%	68.5 - 71.6%	162.9%	68.5 - 71.6%
Risk-free interest rate	0.4%	2.0 - 5.1%	1.6%	2.0 - 5.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The estimated fair value of purchase rights outstanding under the ESPP that vested in the three months ended March 31, 2009 and 2008 was $5,000 and $0.1 million, respectively, and for the six months ended June 30, 2009 and 2008 was $5,000 and $0.1 million, respectively.

For employee stock options, the Company based its assumptions for expected term and expected volatility on the information available with respect to its mature peer group in the same industry. For employee purchase rights under the ESPP, the expected term is equal to the purchase period. The risk-free interest rate assumptions are based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employee purchase rights. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero. The post-vesting forfeiture rate is derived from the Company’s historical option cancellation information.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	4,650,955	$3.44
Options granted	140,000	0.31
Options canceled/forfeited/expired	(1,740,024)	3.45

Balance as of June 30, 2009	3,050,931	3.30	6.22	$15,075

Vested and expected to vest as of June 30, 2009	2,970,135	$3.34	6.15	$13,431

Exercisable as of June 30, 2009	2,058,141	$3.82	5.08	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on June 30, 2009.

There were no options exercised during the three and six months ended June 30, 2009 and 2008; therefore, the intrinsic value for options exercised during these periods is zero. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

The following table summarizes outstanding and exercisable options for the Company’s stock option plans as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 6/30/09	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable as of 6/30/09	Weighted- Average Exercise Price
$0.20 - $1.30	174,250	9.69	$0.38	1,750	$1.30
$1.44	515,738	7.99	1.44	172,535	1.44
$1.55 - $2.31	155,833	4.67	1.93	116,083	1.98
$2.55	475,641	3.63	2.55	475,641	2.55
$2.59	452,853	7.46	2.59	221,401	2.59
$2.62 - $4.85	527,693	5.57	4.46	394,088	4.51
$4.93 - $5.16	33,400	7.12	4.94	24,241	4.95
$5.25	521,805	6.10	5.25	471,060	5.25
$5.50 - $6.35	155,875	5.34	6.06	143,499	6.08
$9.56	37,843	3.71	9.56	37,843	9.56

$0.20 - $9.56	3,050,931	6.22	3.30	2,058,141	3.82

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $3.2 million as of June 30, 2009, which is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.1 years.

8. Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 established a framework for measuring fair value, and expanded disclosure requirements about such fair value measurements. The Company adopted SFAS 157 on a prospective basis for its financial assets and liabilities on January 1, 2008. In accordance with Statement of Financial Position No. 157-2, issued by the FASB in February 2008, the Company adopted FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009.

Under SFAS 157, the fair value of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. the exit price). SFAS 157 also establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

All of the Company’s financial instruments held at any time since January 1, 2008 have been valued using Level 1 or Level 2 inputs. The Company’s Level 2 valuations are based upon quoted prices in active markets for similar securities, with pricing adjustments for yield and number of days to maturity.

The following is a summary of the fair value of the Company’s financial assets measured on a recurring basis, which is comprised solely of available-for-sale securities. The table also indicates the related level of inputs of each class of security:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (Level 1)	$6,235,687	$—	$—	$6,235,687
U.S. government agency obligations (Level 2)	506,537	82	—	506,619
Commercial paper (Level 2)	499,875	45	—	499,920

Total available-for-sale securities	7,242,099	127	—	7,242,226
Less: amounts classified as cash equivalents	6,735,562	45	—	6,735,607

Amounts classified as marketable securities	$506,537	$82	$—	$506,619

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (Level 1)	$5,417,903	$—	$—	$5,417,903
U.S. treasury obligations (Level 1)	768,039	—	(76)	767,963
U.S. government agency obligations (Level 2)	3,068,968	2,906	—	3,071,874
Corporate debt obligations (Level 2)	996,102	3,898	—	1,000,000
Commercial paper (Level 2)	248,857	1,113	—	249,970

Total available-for-sale securities	10,499,869	7,917	(76)	10,507,710
Less: amounts classified as cash equivalents	6,185,942	—	(76)	6,185,866

Amounts classified as marketable securities	$4,313,927	$7,917	$—	$4,321,844

There were no realized gains or losses on the sale of available-for-sale securities for the six months ended June 30, 2009 and the year ended December 31, 2008. As of June 30, 2009, all available-for-sale securities had a contractual maturity of one year or less.

9. Subsequent Events

On July 2, 2009, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100 million to 400 million and the authorized number of shares of preferred stock from five million to 10 million. The par values of the Company’s common stock and preferred stock both remained at $0.0001 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, cash requirements, financing plans, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

From our incorporation in 1998 through 2001, our operations consisted primarily of developing and refining our proprietary methods of discovering drugs in pieces, or fragments. From 2002 through June 2008, we focused on the discovery, in-licensing and development of novel small molecule drugs. In June 2008, we announced a corporate realignment to focus on the development of voreloxin. In conjunction with this strategic restructuring, or the 2008 Restructuring, we expanded our late-stage development team, announced the winding down of our internal discovery research activities, ceased development of an enhanced fragment-based discovery platform, and reduced our workforce by approximately 60%.

We are currently advancing voreloxin through Phase 2 development. Voreloxin is a first-in-class anti-cancer quinolone derivative, or AQD — a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication, and have demonstrated promising preclinical anti-tumor activity. We are in the process of conducting three clinical trials of voreloxin: a Phase 2 clinical trial (known as the REVEAL-1 trial) in previously untreated elderly patients with acute myeloid leukemia, or AML, a Phase 1b/2 clinical trial combining voreloxin with cytarabine for the treatment of patients with relapsed/refractory AML, and a Phase 2 single agent clinical trial in platinum-resistant ovarian cancer patients. We have worldwide development and commercialization rights to voreloxin. We may enter into partnering arrangements for this product candidate to maximize its commercial potential.

At the American Society of Clinical Oncology (ASCO) 2009 Annual Meeting in June, we presented new data from the three ongoing clinical trials that we believe demonstrates that voreloxin shows promising safety and efficacy in acute myeloid leukemia and in platinum-resistant ovarian cancer. Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009 for further information regarding the data we presented at ASCO.

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

On April 3, 2009, we closed the initial $10.0 million of a Private Placement of up to $43.5 million of the Company’s securities. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, to accredited investors, including certain members of management. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million. An additional $5.0 million of units may be sold in the second closing, which may occur at our election upon the occurrence of certain defined events or at the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement, subject to conditions described in ‘Sources of Liquidity’ below. An additional $28.5 million of common stock may be sold in a common equity closing, again subject to conditions described in ‘Sources of Liquidity’ below.

In March 2009, we announced that we sold our interest in all of our lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how to SARcode Corporation, or SARcode, for total cash consideration of $2.0 million, of which $1.8 million was received in March 2009 and $0.2 million was received in April 2009. The entire $2.0 million was recorded as revenue in the second quarter of 2009. In connection with the sale, the license agreement was terminated. SARcode has been the exclusive licensee of those assets since March 2006.

Our fragment-based discovery approach, known as Tethering, formed the basis of several strategic research and development collaborations entered into between 2002 and 2004, including collaborations with Biogen Idec and Merck. In June 2009, we earned a milestone of $1.5 million for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer, which was recorded as revenue in the second quarter of 2009. The milestone payment was received in July 2009. Biogen Idec is currently conducting IND-enabling preclinical work with the Raf kinase development candidate.

We have incurred significant losses in each year since our inception. As of June 30, 2009, we had an accumulated deficit of $347.4 million. We expect our significant net losses to continue for the foreseeable future, as we continue to conduct development of, and seek regulatory approvals for, voreloxin.

On July 24, 2009, we applied to transfer our listing of common stock from The NASDAQ Global Market to The NASDAQ Capital Market. If our application is not approved, we expect to be subject to delisting proceedings. To list our common stock on The NASDAQ Capital Market we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1.0 million and stockholders’ equity of at least $2.5 million. We requested the transfer of our listing of common stock based upon our compliance with the minimum stockholders’ equity requirement and all other applicable criteria for continued listing on The NASDAQ Capital Market, but for the $1.00 minimum bid price requirement, which has been suspended by NASDAQ through August 2, 2009. If the application is approved, we will no longer be subject to delisting from NASDAQ as a result of the previously disclosed stockholders’ equity deficiency as of December 31, 2008, but we will need to comply with The NASDAQ Capital Markets’ continued listing requirements on an ongoing basis.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2009 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires participants in a collaborative arrangement (sometimes referred to as a “virtual joint venture”) to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP, or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also requires significant disclosures related to collaborative arrangements. The adoption did not have a material impact on our financial condition or consolidated results of operations.

Effective April 1, 2009, we adopted Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 had no material effect on our financial condition or consolidated results of operations.

Effective April 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Staff Position No. FAS 115-2, or FSP FAS 115-2. FSP FAS 115-2 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP FAS 115-2 had no material effect on our financial condition or consolidated results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, or SFAS 168. The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will no longer be authoritative. SFAS 168 is effective for us for the nine-month period ended September 30, 2009 and is not expected to have a material effect on our financial condition or consolidated results of operations.

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

Collaboration revenue was $1.5 million for the three months ended June 30, 2009 as compared to $2.6 million for the same period in 2008. The decrease of $1.1 million was primarily as a result of a decrease in revenue recognized under the collaboration with Biogen Idec due to the termination of the research phase of this collaboration in June 2008. Collaboration revenue was $1.5 million for the six months ended June 30, 2009 as compared to $4.9 million for the same period in 2008. The decrease of $3.4 million was primarily as a result of decreased revenue from the collaborations with Biogen Idec, as described above, and Johnson & Johnson Pharmaceutical Research & Development LLC, or J&JPRD, for which a milestone of $0.5 million was recognized in the first quarter of 2008. The revenues in the three and six months ended June 30, 2009 were primarily comprised of the $1.5 million milestone earned from Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

In the first quarter of 2009, we initiated discussions with J&JPRD regarding the termination of our collaboration related to the enzyme, Cathepsin S, entered into in May 2002. On July 17, 2009, J&JPRD provided written notice that it was terminating this collaboration agreement. In accordance with the terms of the collaboration agreement, the termination will be effective on January 13, 2010. As a result, we do not expect to receive any additional revenues from J&JPRD under this collaboration agreement.

We expect that we will have substantially lower collaboration revenue in 2009 and in future years unless, and until, any products that may result from our collaborations advance to a level where significant milestones will be payable to us.

License and Other Revenue. License and other revenue was $2.0 million and $2.2 million for the three and six months ended June 30, 2009, respectively, as compared to zero for the same periods in 2008. In March 2009, we sold to SARcode our interest in all of the patents and related know-how that had been the subject of a license agreement with them for a total cash consideration of $2.0 million. Of this amount, $1.8 million was received in March 2009 and $0.2 million was received in April 2009. All deliverables under the agreement were completed in April 2009, and as a result, the entire $2.0 million was recorded as revenue in the second quarter. In connection with the sale, the license agreement was terminated and we will not receive any future license fees, milestones or royalties under that license. We still hold three secured convertible promissory notes issued under the original license agreement, with a total principal value of $1.0 million, which are due in 2012 and are convertible into the preferred stock of SARcode at our option. We have yet to record these notes as revenue due to uncertainty of their collectibility.

Research and Development Expense

Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•

in the discovery and development of novel small molecule therapeutics and the advancement of product candidates towards clinical trials, including the Phase 1 and Phase 2 clinical trial costs for voreloxin and the Phase 1 clinical trial costs for SNS-032 and SNS-314;

•	in the development of our proprietary fragment-based Tethering drug discovery approach and other novel fragment-based drug discovery methods;

•	in the development of in-house research, preclinical study and development capabilities;

•	in connection with in-licensing activities; and

•	in the conduct of activities we are required to perform in connection with our strategic collaborations.

We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense by program for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Voreloxin	$3,292	$4,399	$7,370	$8,884
SNS-032	96	1,170	145	2,408
SNS-314	61	653	198	1,456
Discovery programs and new technologies	—	1,074	—	2,233
Other kinase inhibitors	—	967	—	2,024

Total research and development expense	$3,449	$8,263	$7,713	$17,005

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

However, we have incurred and expect to continue to incur substantial research and development expense to conduct clinical trials of voreloxin. Clinical trials are costly, and as we continue to advance voreloxin through clinical development, we expect our related expenses to remain high. For example, we expect to spend at least $10.0 million over the next 12 months to advance our voreloxin program to completion of the current Phase 1b/2 and Phase 2 clinical trials as well as prepare for subsequent trials for AML. Due to the risks inherent in the clinical trial process and given the early state of development, we are unable to estimate the additional substantial costs we will incur in the voreloxin development program.

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

Research and development expense was $3.4 million and $7.7 million for the three and six months ended June 30, 2009 as compared to $8.3 million and $17.0 million for the same periods in 2008. The decrease of $4.9 million between the three month periods was primarily due to reduced research staffing as a result of our 2008 Restructuring, which resulted in a $2.0 million decrease in headcount-related expenses, and decreases in facility costs of $1.2 million, clinical expenses of $0.7 million and other outside services of $0.5 million. The decrease of $9.3 million between the six month periods was again primarily due to reduced staffing due to the 2008 Restructuring, which resulted in a $4.2 million decrease in headcount-related expenses, and decreases in facility costs of $2.2 million, clinical expenses of $1.1 million, lab costs of $0.7 million and other outside services of $0.7 million. We expect that we will continue to incur significant expenses related to the development of voreloxin in 2009 and future years. Overall research and development expenses are expected to be lower in 2009 as compared to 2008 as a result of the reduction in research efforts and related staffing.

General and Administrative Expense

Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, legal, management and general administration, as well as non-cash stock-based compensation. Other significant costs include facilities costs and fees paid to outside legal advisors and independent auditors.

General and administrative expense was $2.0 million and $4.3 million for the three and six months ended June 30, 2009 as compared to $3.2 million and $6.5 million for the same periods in 2008. The decrease of $1.2 million between the three month periods was primarily due to reduced administrative headcount as a result of our 2008 and 2009 Restructurings, which resulted in a $1.0 million decrease in headcount-related expenses, and $0.1 million decreases in both facility costs and professional service costs. The decrease of $2.2 million between the six month periods was primarily due to reduced administrative headcount as a result of our 2008 and 2009 Restructurings, which resulted in a $1.6 million decrease in headcount-related expenses, and a $0.4 million decrease in professional service costs. We expect general and administrative expenses to be lower in 2009 as compared to 2008 as a result of the reduction in administrative headcount in connection with our 2008 and 2009 Restructurings (see Note 4).

Restructuring Charges

Restructuring charges were $1,000 and $1.9 million for the three and six months ended June 30, 2009 as compared to $4.9 million and $5.2 million for the same periods in 2008. For the three months ended June 30, 2008, the $4.9 million of charges were comprised of $5.6 million related to the 2008 Restructuring, partially offset by a $0.7 million reversal of charges for the restructuring plan implemented in August 2007, or the 2007 Restructuring, related to facility exit costs. For the six months ended June 30, 2009, we recorded net charges of $1.3 million for lease termination activities related to the 2008 Restructuring and a charge of $0.6 million for employee severance and related benefit costs related to the 2009 Restructuring. The net charge for lease termination activities includes $2.2 million for early lease termination fees paid to the landlord and $0.4 million for third party commission, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility. For the six months ended June 30, 2008, the $5.2 million of charges were comprised of $5.6 million related to the 2008 Restructuring, partially offset by a $0.4 million reversal of 2007 Restructuring charges related to facility exit costs.

Interest Income

Interest income was $6,000 and $19,000 for the three and six months ended June 30, 2009 as compared to $0.3 million and $0.7 million for the same periods in 2008. The decreases between the periods were primarily due to lower average balances of cash, cash equivalents and marketable securities and lower average interest rates during the 2009 periods.

Interest Expense

Interest expense was zero and $1,000 in the three and six months ended June 30, 2009 as compared to $54,000 and $114,000 for the same periods in 2008. The decreases between the periods resulted from the full payment of the outstanding balance under our equipment financing agreement with General Electric Capital Corporation in November 2008.

Other Income (Expense), Net

Other expense, net was $21.0 million and $21.1 million for the three and six months ended June 30, 2009 as compared to zero for the same periods in 2008. The expense in the 2009 periods was primarily due to non-cash charges of $21.0 million related to the accounting for the Private Placement, comprising of $7.5 million recorded upon the initial closing in April 2009 and $13.5 million upon the revaluation in June 2009 of the options to participate in the second closing and common equity closing.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock; research funding, technology access fees and milestone payments from our collaboration partners; research grants; loans from Biogen Idec and other debt financings.

Our cash, cash equivalents and marketable securities totaled $7.3 million as of June 30, 2009, as compared to $10.6 million as of December 31, 2008. The decrease of $3.3 million was primarily due to $12.4 million of net cash used in operating activities, partially offset by net proceeds of $8.8 million from the Private Placement, as described below. No debt was outstanding at either balance sheet date.

On April 3, 2009, we closed the initial $10.0 million of a Private Placement of up to $43.5 million of our securities. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, to accredited investors, including certain members of management. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million.

An additional $5.0 million of units may be sold in a second closing, which was approved by our stockholders on June 18, 2009. This second closing may occur at our election or at the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement. We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered a notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering notice to us of their election. Notice of an election to complete the second closing, either by us or the investors in the Private Placement, would have to be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing. If the second closing occurs, it will be subject to the satisfaction of customary closing conditions.

An additional $28.5 million of common stock may be sold in a common equity closing, which was approved by our stockholders on June 18, 2009. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to a date determined with reference to our cash and investments balance dropping below $4.0 million at certain future dates. If we elect to complete the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

Cash Flows

Net cash used in operating activities was $12.4 million for the six months ended June 30, 2009, as compared to $18.7 million for the same period in 2008. Net cash used in the 2009 period resulted primarily from the net loss of $31.2 million and changes in operating assets and liabilities of $1.8 million, including $1.5 million related to accounts receivable, partially offset by net adjustments for non-cash items of $20.7 million, including non-cash expense of $21.0 million related to the Private Placement, and a credit of $1.4 million for deferred rent related to the 2008 Restructuring. Net cash used in the 2008 period resulted primarily from our net loss of $23.2 million, partially offset by adjustments for non-cash items of $3.8 million (including $1.7 million of non-cash restructuring charges, $1.3 million of stock-based compensation and $0.9 million of depreciation and amortization), and changes in operating assets and liabilities of $0.7 million (including a $2.7 million increase in restructuring accruals offset by a $1.2 million decrease in deferred revenue and a $0.9 million decrease in accounts payable and other accrued liabilities).

Net cash provided by investing activities was $4.2 million for the six months ended June 30, 2009, as compared to $16.9 million for the same period in 2008. Net cash provided in the 2009 period consisted of net proceeds from marketable securities transactions of $3.8 million and proceeds from the sale of held-for-sale assets totaling $0.4 million. Net cash provided in the 2008 period consisted of net proceeds from marketable securities transactions of $17.0 million, partially offset by capital expenditures of $0.2 million.

Net cash provided by financing activities was $8.8 million for the six months ended June 30, 2009 as compared to net cash used of $0.4 million for the same period in 2008. Net cash provided in the 2009 period consisted of the net proceeds from the initial closing of the Private Placement transaction. Net cash used in the 2008 period consisted primarily of equipment loan repayments of $0.5 million.

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

We anticipate that our cash, cash equivalents and marketable securities as of June 30, 2009, together with the $1.5 million milestone payment received in July 2009 under one of our collaborations, will be sufficient to fund our operations through the end of 2009.

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

Contractual Obligations

Our operating lease obligations as of June 30, 2009 relate to the leases for two facilities in South San Francisco, California. In December 2006, we leased approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard. This lease expires in April 2013, subject to our option to extend the lease through February 2014. In October 2008, we leased approximately 5,500 square feet of laboratory space at 349 Allerton Avenue. This lease expires in October 2010 with our option to extend the lease through October 2012.

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

As required by SEC Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2009, we closed the initial $10.0 million of a Private Placement of up to $43.5 million of our securities. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million of common stock, in three closings, to accredited investors, including certain members of management. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million. An additional $5.0 million of units may be sold in a second closing, which was approved by our stockholders on June 18, 2009. This second closing may occur at our election or at the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement. We may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and our common stock is trading above a specified floor price. If we have not delivered notice to the investors in the Private Placement of our election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering a notice to us of their election. Notice of an election to complete the second closing, either by us or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below or the occurrence of a qualifying alternative common stock financing. If the second closing occurs, it will be subject to the satisfaction of customary closing conditions. An additional $28.5 million of common stock may be sold in a common equity closing, which was approved by our stockholders on June 18, 2009. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 or a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to a date determined with reference to our cash and investments balance dropping below $4.0 million at certain future dates. If we elect to complete the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

We anticipate that our cash, cash equivalents and marketable securities as of June 30, 2009, together with the $1.5 million milestone payment received in July 2009 under one of our collaborations, will be sufficient to fund our operations through the end of 2009.

The conditions to the second closing for $5.0 million of units are substantial, including the development of voreloxin and our stock price, and it is possible that the conditions to this second closing will not be met, in which event we would not be entitled to receive the $5.0 million of gross proceeds that are contemplated for that closing unless the investors elected to complete the second closing. The $28.5 million common equity closing is entirely in the discretion of the investors in the Private Placement, and it is possible that they will not elect to complete that closing for reasons related to our business or other factors.

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

We are currently continuing to conduct our ongoing clinical trials of voreloxin in acute myeloid leukemia, or AML, and ovarian cancer. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials, scale back our development program or conduct additional workforce or other expense reductions. For example, in June 2008, we announced that we reduced our workforce by approximately 60% and implemented a revised operating plan to focus our efforts on voreloxin, wind down our internal discovery research activities to streamline our operations and extend our financial resources. In addition, we may have to partner voreloxin at an earlier stage of development than we might otherwise choose to do, which would lower the economic value of that program to us.

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

Our audited financial statements for the fiscal year ended December 31, 2008 and our unaudited financial statements for the six months ended June 30, 2009 were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accountants have indicated in their audit report on our 2008 consolidated financial statements that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

*Conditions affecting the equity market may make it more difficult and costly to raise additional capital.

Currently, there is turmoil in the U.S. economy in part due to the credit markets. Banks have tightened their lending standards, investors are increasingly unwilling to buy stock and corporate bonds and economic growth has slowed. Factors contributing to a slowing economy appear to be reduced credit availability and falling house prices. If these factors continue to affect equity markets, our ability to raise capital may be adversely affected.

*We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007 were $31.2 million, $37.2 million and $38.8 million, respectively. As of June 30, 2009, we had an accumulated deficit of $347.4 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing pivotal and Phase 3 clinical trials for voreloxin, as we conduct development of, and seek regulatory approvals for, voreloxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

Our business model had been based in part upon entering into strategic collaborations for discovery and/or the development of some of our product candidates. To date, we have derived substantially all of our revenue from research collaboration agreements. The research phase for all of our revenue-generating collaboration agreements is completed. We do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of voreloxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We do not know whether our ongoing clinical trials or any other future clinical trials with voreloxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	limited number of, and competition for, suitable patients with particular types of cancer for enrollment in clinical trials;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in obtaining approval from an independent institutional review board to conduct a clinical trial at prospective sites; or

•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, ourselves or, in some cases, our collaboration partners. Any failure to complete or significant delay in completing, clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

In March 2008, we informed the FDA of a stability observation in our voreloxin drug product. Specifically, visible particles were observed during stability studies of one of our voreloxin drug product lots. We have since identified a process impurity in the voreloxin active pharmaceutical ingredient, or API, that, when formulated into the packaged vial of the voreloxin drug product, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to attempt to control the impurity and thereby prevent particle formation. One lot of voreloxin API manufactured using the revised manufacturing process has been formulated into a drug product lot that has completed 12 months of stability testing without formation of particles. This drug product lot is currently being used in our clinical trials. It will take time to evaluate whether or not this revised manufacturing process for voreloxin API will be successful in stopping the formation of particles in this drug product lot over the longer term, and to evaluate whether or not such control of particle formation would also be reliably and consistently achieved in subsequent lots over the shorter or longer term. We provided an update on the results from our process optimization activities to the FDA in December 2008. If the change in manufacturing process does not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA, which could include temporary clinical hold until the issue has been resolved to their satisfaction.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for voreloxin and any future product candidates in the United States and other countries. We own, co-own or have rights to a significant number of issued U.S. and foreign patents and pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

In August 2007, we conducted a workforce reduction of approximately 25% in order to reduce expenses. In June 2008, we conducted a second workforce reduction of approximately 60% to focus on the development of voreloxin. In March 2009, in conjunction with the closing of the Private Placement, we conducted an additional workforce reduction of six employees. In light of our continued need for funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

Risks Related to Our Common Stock

*If NASDAQ does not permit us to transfer to The NASDAQ Capital Market or we fail to comply with the continued listing requirements of The NASDAQ Capital Market after a transfer to such market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We announced on April 17, 2009 we had received a letter, dated April 14, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we do not comply with the $10.0 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Listing Rule 5450(b)(1)(A). NASDAQ’s determination was based on a review of our Annual Report on Form 10-K for the period ended December 31, 2008. At that time, our stockholders’ equity was reported at $6.5 million. Since that time, we announced an up to $43.5 million financing, of which the first $10.0 million was received on April 3, 2009 upon the issuance of units consisting of shares of Series A convertible preferred stock and warrants to purchase our common stock. The completion of the remainder of the financing is subject to the satisfaction of a certain clinical milestone and our common stock trading above a specified floor price or upon approval by a majority of the investors in the private placement, among other conditions. As provided in the NASDAQ rules, we had the opportunity to submit to NASDAQ a plan and timeline to regain compliance. On April 29, 2009, we submitted such a plan, which was accepted by NASDAQ. As a result, we were granted an extension until July 28, 2009 — the maximum extension permitted under NASDAQ’s rules — to regain compliance.

On July 24, 2009, we applied to transfer the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market. To list our common stock on The NASDAQ Capital Market, we will be required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1.0 million and stockholders’ equity of at least $2.5 million. We requested the transfer of our listing because we believe we are in compliance with the minimum stockholders’ equity requirement and all other applicable criteria for continued listing on The NASDAQ Capital Market, but for the $1.00 bid price requirement, which has been suspended by NASDAQ through August 2, 2009. If the application is approved, we will no longer be subject to delisting from NASDAQ as a result of the previously disclosed stockholders’ equity deficiency as of December 31, 2008, but we will need to comply with The NASDAQ Capital Markets’ continued listing requirements on an ongoing basis. There can be no assurance that the application will be approved by NASDAQ in a timely fashion or at all. If our application is not approved, we expect to be subject to delisting proceedings.

Further, even if the transfer of our listing to The NASDAQ Capital Market is approved, our common stock has traded below the $1.00 minimum bid price every trading day since September 17, 2008. Ordinarily, companies listed on NASDAQ would receive a deficiency notice from NASDAQ if their common stock has traded below the $1.00 minimum bid price for 30 consecutive business days, at which point NASDAQ’s rules provide for a 180 calendar day “grace” period to regain compliance. Due to market conditions, however, on October 16, 2008, NASDAQ announced it was suspending enforcement of the minimum $1.00 closing bid price and market value of publicly held shares requirements. After several extensions of the rules suspensions, enforcement of these rules will resume on Monday, August 3, 2009, and NASDAQ has indicated that there will be no further extensions. If our common stock continues to trade below the $1.00 minimum bid price for 30 consecutive business days following the end of NASDAQ’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice related to the minimum bid price, we would be afforded the 180 calendar day “grace” period. To regain compliance during this time, our common stock must trade at or over the $1.00 minimum bid price for at least 10 consecutive days. If we were to fail to regain compliance during this grace period, our common stock could be delisted. In addition, under certain circumstances, such as the completion of the second closing or common equity closing under the private placement, the investors in the private placement will have the right to designate up to five of nine members of our board of directors, which will cause our Series A convertible preferred stock to become redeemable pursuant to certain events outside of the control of the company. If this occurs, GAAP would require that the amount then recorded as preferred stock related to the Private Placement to be reclassified outside of stockholders’ equity, which would adversely impact our ability to comply with the minimum stockholders’ equity requirement. If we fail to meet the minimum stockholder’s equity requirement in the future, our common stock could be delisted.

If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

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

*The closing of the Private Placement has resulted and could result in further substantial dilution to our stockholders. If we sell shares of our common stock in future financings or other arrangements, stockholders may experience additional dilution.

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

The closing of the Private Placement has resulted and could result in further substantial dilution to our stockholders. Following the initial closing, the holders of our common stock prior thereto hold approximately 54.3% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and would hold approximately 37.2% if the warrants issued at the initial closing are exercised in full. Following the second closing for $5.0 million of units, if completed, the holders of our common stock prior to the Private Placement would hold approximately 44.2% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and would hold approximately 28.4% if the warrants issued at the initial and second closings are exercised in full. Following the common equity closing, if completed, the holders of our common stock prior to the Private Placement would hold approximately 19.0% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and would hold approximately 15.3% if the warrants issued at the initial and second closings are exercised in full.

We may not have the sufficient funding to distribute capital to our common stockholders or continue our business upon a change of control event.

If a change of control (as that term is defined in the certificate of designation related to the convertible Series A convertible preferred stock), which includes a sale or merger of Sunesis or a significant partnering transaction, occurs, the holders of the Series A convertible preferred stock would be entitled to receive, before any proceeds are distributed to common stockholders, three times the amount that the investors in the Private Placement paid for the units ($10.0 million at the initial closing and, if consummated, an additional $5.0 million at the second closing), which could equal up to a total of $45.0 million. We would not have any capital to distribute to our common stockholders if the consideration received in a transaction that triggers a change of control event under the certificate of designation is less than this liquidation preference amount. Further, if the investors elect to treat a partnering transaction as a change of control, entitling the holders of the convertible preferred to the liquidation preference described above, the holders of the Series A convertible preferred stock would be entitled to the full amount of any payments made by a corporate partner by surrendering the Series A convertible preferred stock, up to the liquidation preference amount, which may leave us with insufficient resources to continue our business. This right of the holders of the Series A convertible preferred stock may also impair our ability to enter into a significant partnering transaction since a partner would be willing to enter into a partnering agreement with us only if we have or had access to sufficient capital to satisfy our obligations under the partnering agreement. Whether or not we would have sufficient resources would depend on the terms of the partnering agreement and other cash resources available to us at that time.

We cannot take fundamental actions related to Sunesis without the consent of a majority of the holders of the convertible preferred to be issued in the Private Placement.

For as long as our convertible Series A convertible preferred stock is outstanding, the holders of the Series A convertible preferred stock issued or to be issued in the second closing, if this ever occurs, of the Private Placement, will have a number of rights, including the right to approve any sale of the company, any significant partnering transaction, any issuance of debt or convertible preferred and, unless certain conditions are met, any issuance of common stock other than the second closing and the common equity closing contemplated by the Private Placement. It is possible that the interests of the holders of the Series A convertible preferred stock and the holders of common stock may be inconsistent, resulting in the inability to obtain the consent of the holders of Series A convertible preferred stock to matters that may be in the best interests of the common stockholders.

*The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In the six months ended June 30, 2009, our common stock traded as low as $0.05 and as high as $0.90, and in 2008, traded as low as $0.18 and as high as $2.10. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

*The ownership of our capital stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Our executive officers and directors and their affiliates beneficially owned approximately 53.1% of our outstanding capital stock as of June 30, 2009 (assuming conversion of the Series A convertible preferred stock and exercise of warrants to purchase common stock held by these stockholders as of such date). In the event the second closing of the sale of units and common equity closing in the Private Placement each occur, as described above, our executive officers and directors and their affiliates would beneficially own up to 68.4% of our outstanding capital stock (assuming conversion of Series A convertible preferred stock and exercise of warrants to purchase common stock held by these stockholders and acquired as part of such additional closings in the Private Placement). Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On April 3, 2009, we sold $10.0 million of units in the Private Placement to accredited investors, including certain members of management, which was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder. We expect to use the net proceeds of $8.8 million for working capital and other general corporate purposes.

In connection with the initial closing of the Private Placement, we issued to the investors 2,898,544 shares of Series A convertible preferred stock, which are initially convertible into 28,985,440 shares of common stock, and warrants to purchase 28,985,440 shares of common stock. Each share of Series A convertible preferred stock is initially convertible into 10 shares of common stock, subject to adjustment for any stock dividends, combinations, stock splits, recapitalizations and the like. All outstanding shares of Series A convertible preferred stock are automatically converted into shares of common stock at the then-current conversion rate upon the earlier to occur of: (i) the affirmative election of the holders of at least a majority of the outstanding shares of the Series A convertible preferred stock; (ii) following the closing of a qualifying alternative common stock financing, on which the closing bid price has been equal to or at least $0.66 per share for a period of 30 trading days with an average trading volume during such period of at least 200,000 shares, or (iii) the common equity closing. Each holder of Series A convertible preferred stock also has the right to convert its Series A convertible preferred stock into common stock at the then-current conversion ratio at any time after the earlier of (i) the closing of a qualifying alternative common stock financing or (ii) January 24, 2011. In the event an investor fails to purchase its pro rata portion in the common equity closing, a pro rata portion (based on the extent of such investor’s failure to participate) of the shares of Series A convertible preferred stock then held by such investor (or all shares of Series A convertible preferred stock then held by the investor if the investor fails to participate at all) would automatically convert into common stock at a 1-to-1 conversion rate.

The warrants to purchase common stock may be exercised at the election of the holder at any time during their term of seven years from the date of issuance.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on June 18, 2009. The five proposals at the Annual Meeting were (i) the election of four directors, two to serve until the 2012 annual meeting of stockholders, one to serve until the 2011 annual meeting of stockholders, and one to serve until the 2010 annual meeting of stockholders, or until their earlier resignation or removal or their successors have been duly elected and qualified, (ii) to approve the issuance of the Company’s equity securities and certain related transactions pursuant to the Private Placement, (iii) to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation in order to effect a reverse stock split of the issued and outstanding shares of common stock and preferred stock, (iv) to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation in order to increase the number of authorized shares of common stock from 100,000,000 to 400,000,000 and preferred stock from 5,000,000 to 10,000,000, and (v) to consider and vote upon an adjournment of the annual meeting, if necessary. The tabulation of votes on each of the proposals is as follows:

1.	Proposal to elect four directors:

Nominee	To Serve Until Annual Meeting of:	For	Withheld
Ed Hurwitz	2012	56,970,124	525,052
Dayton Misfeldt	2012	56,902,974	592,202
David C. Stump, M.D.	2011	56,920,630	574,546
James W. Young, Ph.D	2010	56,828,346	666,830

Matthew K. Fust, Homer L. Pearce, Ph.D., and Daniel N. Swisher, Jr. also continued as directors after the Annual Meeting.

2.	Proposal to approve the issuance of certain of the Company’s equity securities pursuant to the Private Placement:

For	Against	Abstain	Broker Non-Votes
50,768,617	69,209	6,842	6,650,508

In accordance with the Marketplace Rules of The NASDAQ Stock Market, LLC, or NASDAQ, Proposal No. 2 was also approved by a disinterested majority of our stockholders.

3.	Proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation in order to effect a reverse stock split:

For	Against	Abstain	Broker Non-Votes
48,129,423	2,707,740	7,505	6,650,508

4.	Proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation in order to increase the number of authorized shares of common stock and preferred stock:

For	Against	Abstain	Broker Non-Votes
50,652,341	184,985	7,342	6,650,508

In addition, in accordance with the Marketplace Rules of NASDAQ, Proposal No. 4 was also approved by a disinterested majority of our stockholders.

5.	Proposal to consider and vote upon an adjournment of the annual meeting, if necessary:

For	Against	Abstain	Broker Non-Votes
54,111,088	3,274,242	109,846	Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: July 28, 2009	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10K-A on Form S-1 filed on May 23, 2007).

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

10.61	Form of Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

10.62†*	Sunesis Pharmaceuticals, Inc. Change of Control Payment Plan.

10.63†*	Sunesis Pharmaceuticals, Inc. 2009 Bonus Program.

10.64	Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of June 29, 2009, by and among the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2009).

10.65†*	Medical benefits arrangement with James W. Young, Ph.D.

31.1†	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2†#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

†	Filed herewith.
*	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.