Form 10-Q
period 2009-09-30
SUNESIS PHARMACEUTICALS INC
filed 2009-11-16
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 34,419,188 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2009.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,872,322	$6,296,942
Marketable securities	—	4,321,844
Prepaids and other current assets	429,765	934,429

Total current assets	4,302,087	11,553,215
Property and equipment, net	321,402	612,241
Assets held-for-sale	23,653	470,547
Deposits and other assets	101,275	147,826

Total assets	$4,748,417	$12,783,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581,771	$790,546
Accrued clinical expense	1,207,370	1,865,773
Accrued compensation	536,189	537,215
Accrued restructuring charges	45,173	191,170
Other accrued liabilities	1,026,388	1,360,434
Current portion of deferred rent	27,266	1,409,513
Current portion of deferred revenue	39,583	27,083

Total current liabilities	3,463,740	6,181,734
Non-current portion of deferred rent	79,840	110,919
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 and 5,000,000 shares authorized as of September 30, 2009 and December 31, 2008, respectively; 2,898,544 and 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	56,144,950	—
Common stock, $0.0001 par value; 400,000,000 and 100,000,000 shares authorized as of September 30, 2009 and December 31, 2008, respectively; 34,419,188 and 34,409,768 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3,442	3,441
Additional paid-in capital	297,439,129	322,671,604
Accumulated other comprehensive income	—	7,841
Accumulated deficit	(352,382,684)	(316,191,710)

Total stockholders’ equity	1,204,837	6,491,176

Total liabilities and stockholders’ equity	$4,748,417	$12,783,829

(1)	The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenue:
Collaboration revenue - related party (Note 3)	$—	$—	$1,500,000	$4,310,551
Collaboration revenue - other	12,500	10,417	37,500	594,289
License and other revenue	—	500,000	2,211,547	500,000

Total revenues	12,500	510,417	3,749,047	5,404,840

Operating expenses:
Research and development	3,355,977	4,662,556	11,068,814	21,668,055
General and administrative	1,533,367	2,827,797	5,883,283	9,328,987
Restructuring charges	70,375	192,225	1,933,767	5,389,745

Total operating expenses	4,959,719	7,682,578	18,885,864	36,386,787

Loss from operations	(4,947,219)	(7,172,161)	(15,136,817)	(30,981,947)

Interest income	2,045	138,668	20,858	868,465
Interest expense	(62)	(40,278)	(1,049)	(154,084)
Other income (expense), net (Note 6)	(3,838)	8,599	(21,073,966)	9,071

Net loss	(4,949,074)	(7,065,172)	(36,190,974)	(30,258,495)
Deemed distribution to preferred stockholders (Note 6)	—	—	(26,375,000)	—

Loss attributable to common stockholders	$(4,949,074)	$(7,065,172)	$(62,565,974)	$(30,258,495)

Basic and diluted loss attributable to common stockholders per common share	$(0.14)	$(0.21)	$(1.82)	$(0.88)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	34,419,185	34,401,519	34,413,977	34,381,335

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(36,190,974)	$(30,258,495)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,138,927	1,571,672
Depreciation and amortization	283,285	992,624
Non-cash expense related to private placement (Note 6)	21,016,997	—
Non-cash restructuring (credits) charges, net	(1,396,287)	1,664,817
Loss (gain) on sale or disposal of property and equipment	56,188	(8,548)
Changes in operating assets and liabilities:
Prepaids and other current assets	504,664	329,401
Deposits and other assets	46,551	—
Accounts payable	(208,775)	(871,387)
Accrued clinical expense	(658,403)	598,320
Accrued compensation	(1,026)	(1,036,534)
Accrued restructuring charges	(145,997)	165,817
Other accrued liabilities	(334,046)	(410,653)
Deferred rent	(3,813)	(40,161)
Deferred revenue	12,500	(1,187,448)

Net cash used in operating activities	(15,880,209)	(28,490,575)

Cash flows from investing activities
Purchases of property and equipment	(6,140)	(168,275)
Proceeds from sale of property and equipment	391,174	10,870
Purchases of marketable securities	(503,107)	(22,949,746)
Proceeds from maturities of marketable securities	4,817,110	49,052,728

Net cash provided by investing activities	4,699,037	25,945,577

Cash flows from financing activities
Payments on borrowing under equipment financing	—	(745,657)
Proceeds from issuance of convertible preferred stock and warrants in private placement, net of issuance costs	8,752,953	—
Proceeds from issuance of common stock and exercise of options, net of repurchases	3,599	48,543

Net cash provided by (used in) financing activities	8,756,552	(697,114)
Net increase (decrease) in cash and cash equivalents	(2,424,620)	(3,242,112)
Cash and cash equivalents at beginning of period	6,296,942	11,726,126

Cash and cash equivalents at end of period	$3,872,322	$8,484,014

Supplemental disclosure of cash flow information:
Interest paid	$987	$157,543

Supplemental disclosure of non-cash activities:
Deemed distribution to preferred stockholders	$26,375,000	$—

Deferred stock-based compensation, net of (reversal)	$—	$(28,500)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Sunesis Pharmaceuticals, Inc. (the “Company” or “Sunesis”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. Sunesis is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid tumor cancers. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials and raising capital.

Sunesis, Tethering and the Company’s logo are registered trademarks of the Company. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2009, had cash, cash equivalents and marketable securities totaling $3.9 million and an accumulated deficit of $352.4 million. The Company’s independent registered accounting firm issued an opinion on the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 that the Company’s recurring operating losses raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that currently available cash, cash equivalents and marketable securities, including the net proceeds of approximately $4.7 million from the second closing of the Private Placement completed on October 30, 2009, as described in Notes 6 and 9, are sufficient to fund the Company’s operations until the end of the first quarter of 2010, and the Company will need to raise additional funds in the near term in order to sustain operations beyond that time.

The Company will need to raise substantial additional funding before undertaking any additional clinical trials of voreloxin. The Company plans to finance these trials and its general operations with equity issuances, including a potential additional closing of the sale of common stock under the Private Placement, debt arrangements and/or a possible partnership or license of development and/or commercialization rights to voreloxin.

Principles of Consolidation

The Company’s condensed consolidated financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. Significant estimates, assumptions and judgments made by management include those related to revenue recognition, clinical trial accounting, stock-based compensation and the valuation of equity instruments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements assume that the Company will continue as a going concern and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2008 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other interim period. Prior period revenues in the statements of operations and certain liabilities in the balance sheets and statements of cash flows have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through November 16, 2009, the date on which the financial statements being presented were issued as part of this Quarterly Report on Form 10-Q, and not beyond that date.

Loss per Common Share

Basic loss attributable to common stockholders per common share is calculated by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss attributable to common stockholders per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method. Convertible preferred stock and options and warrants to purchase common stock are considered to be potential common shares, but have been excluded from the calculation of diluted loss attributable to common stockholders per common share as their effect is anti-dilutive. The excluded amounts stated below are on an as-converted basis as of the period end date.

The following table sets forth the computation of basic and diluted loss attributable to common stockholders per common share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Historical numerator:
Net loss	$(4,949,074)	$(7,065,172)	$(36,190,974)	$(30,258,495)
Deemed distribution to preferred stockholders	—	—	(26,375,000)	—

Loss attributable to common stockholders	$(4,949,074)	$(7,065,172)	$(62,565,974)	$(30,258,495)
Denominator:
Weighted-average common shares outstanding	34,419,185	34,401,519	34,413,977	34,381,335

Basic and diluted loss attributable to common stockholders per common share	$(0.14)	$(0.21)	$(1.82)	$(0.88)

Outstanding securities not included in diluted loss per common share calculations:
Convertible preferred stock	28,985,440	—	28,985,440	—
Options to purchase common stock	6,463,850	4,920,708	6,463,850	4,920,708
Warrants to purchase common stock	31,646,285	2,693,237	31,646,285	2,693,237

	67,095,575	7,613,945	67,095,575	7,613,945

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on marketable securities. Comprehensive loss for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(4,949,074)	$(7,065,172)	$(36,190,974)	$(30,258,495)
Change in unrealized gain or loss on marketable securities	(127)	(14,497)	(7,841)	(72,737)

Comprehensive loss	$(4,949,201)	$(7,079,669)	$(36,198,815)	$(30,331,232)

Accumulated other comprehensive income (loss) consists entirely of unrealized gains or losses on marketable securities as of each balance sheet date presented.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or FASB ASC, as the source of authoritative accounting principles recognized by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates, or FASB ASUs. FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for the Company in the third quarter of 2009. The issuance of FASB ASC does not change GAAP and therefore the adoption of FASB ASC only affects the specific references to GAAP literature in the notes to the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted the provisions of FASB ASC Topic 855, Subsequent Events, or ASC Topic 855. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The required disclosures are included in the ‘Basis of Presentation’ section of Note 1 above.

On August 26, 2009, the Company adopted the provisions of ASU 2009-04, which amends FASB ASC Topic 480, Distinguishing Liabilities from Equity. ASU 2009-04 clarifies the guidance under ASC Topic 480, which was originally based on the pre-ASC guidance of Emerging Issues Task Force, or EITF, Topic D-98. The adoption of the amended provisions had no material effect on the Company’s financial condition or results of operations.

2. License Agreements

SARcode Corporation

In March 2006, the Company entered into a license agreement with SARcode Corporation, or SARcode, a privately held biopharmaceutical company, granting SARcode an exclusive, worldwide license to all of the Company’s lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how. Pursuant to the license agreement, the Company received a total of $1.0 million in license fees — $0.5 million in 2007 and $0.5 million in September 2008 — which were recorded as revenue upon receipt. In addition, the Company received three secured convertible promissory notes, with a total principal amount of $1.0 million, which are due in 2012 and are convertible into the preferred stock of SARcode at the Company’s option. The Company has yet to record these notes receivable from SARcode as revenue due to uncertainty of collectibility.

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

3. Strategic Collaborations

The table below sets forth our collaboration revenue for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Biogen Idec	$—	$—	$1,500,000	$4,310,551
Other	12,500	10,417	37,500	594,289

Total collaboration revenue	$12,500	$10,417	$1,537,500	$4,904,840

Biogen Idec, Inc.

In August 2004, the Company entered into a collaboration agreement with Biogen Idec, Inc., or Biogen Idec, to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system. Concurrent with the signing of the agreement, Biogen Idec paid a $7.0 million upfront technology access fee and made a $14.0 million equity investment in the Company through the purchase of the Company’s Series C-2 preferred stock, which converted into common stock upon the Company’s initial public offering in September 2005. Biogen Idec’s equity ownership was 8.5% of the Company’s common shares outstanding as of September 30, 2009 and December 31, 2008.

Pursuant to the terms of the collaboration agreement, the Company applied its proprietary Tethering technology to generate small molecule leads during the research term, for which it received research funding, which was paid in advance to support some of the Company’s scientific personnel. In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through this date. The Company had received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through September 30, 2009, including a $1.5 million milestone for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer, which was recorded as revenue in June 2009 and received in July 2009, and a $0.5 million milestone received in June 2008.

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

Johnson & Johnson Pharmaceutical Research & Development LLC

In July 2009, Johnson & Johnson Pharmaceutical Research & Development LLC, or J&JPRD, provided written notice that it was terminating its collaboration related to the enzyme Cathepsin S, which it entered into with the Company in May 2002. In accordance with the terms of the collaboration agreement, the termination will be effective on January 13, 2010. As a result, the Company does not expect to receive any additional funding from J&JPRD or record any additional revenues under this collaboration agreement.

4. Restructuring

2009 Restructuring

On March 30, 2009, the Compensation Committee of the Company’s board of directors, in conjunction with the anticipated closing of the initial closing of the Private Placement (see Note 6), committed to a restructuring plan, or the 2009 Restructuring, for an immediate reduction in force affecting six employees, including two executives. Employees were notified on March 31, 2009. All terminated employees were awarded severance payments and continuation of benefits based on length of service at the Company.

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

The following table summarizes the changes in the 2009 Restructuring liabilities, for which balances are included under “Accrued restructuring charges” in the Company’s balance sheets:

Employee Severance and Related Benefits
2009 Restructuring liabilities as of December 31, 2008	$—
Charges in period	602,102
Cash payments in period	(556,929)

2009 Restructuring liabilities as of September 30, 2009	$45,173

2008 Restructuring

In June 2008, the Company implemented a corporate realignment to focus on the development of voreloxin. In conjunction with this restructuring, or the 2008 Restructuring, the Company expanded its late-stage development leadership team, ceased its internal discovery research activities and reduced its workforce by approximately 60%. All terminated employees were awarded severance payments, continuation of benefits based on length of service at the Company and career transition assistance. The Company also consolidated its remaining employees into the leased office premises at 395 Oyster Point Boulevard and a small leased laboratory facility at 349 Allerton Avenue, both in South San Francisco.

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

The following table summarizes the changes in 2008 Restructuring liabilities, for which balances are included under “Accrued restructuring charges” in the Company’s balance sheets:

	Employee Severance and Related Benefits	Facilities Related and Other Costs	Total
2008 Restructuring liabilities as of December 31, 2008	$62,420	$128,750	$191,170
Charges in period	—	2,654,360	2,654,360
Cash payments in period	(62,420)	(2,783,110)	(2,845,530)

2008 Restructuring liabilities as of September 30, 2009	$—	$—	$—

As of September 30, 2009, a total of $3.5 million of expenses had been incurred for the employee severance and related benefit costs, consisting of $3.2 million of severance and other benefit costs and $0.3 million of stock-based compensation. A total of $3.7 million had been incurred through September 30, 2009 related to facility exit costs, consisting of $2.2 million of lease termination fees, $1.6 million of asset impairments, $0.4 million of third-party commission and $0.9 million of other facility closure expenses, partially offset by the reversal of $1.4 million of deferred rent. No further charges are expected related to the 2008 Restructuring.

As part of the 2008 Restructuring, the Company implemented a corporate realignment to focus on the development of voreloxin. Due to the resulting termination of research activities, it was determined that laboratory equipment with a net book value of $1.2 million would be sold, and, accordingly, this equipment was recorded as held-for-sale. Held-for-sale equipment with a net book value of $0.5 million was sold in the first nine months of 2009 for net proceeds of $0.4 million. The $79,000 loss on sale has been included in “Other income (expense), net” in the Company’s statement of operations. As of September 30, 2009, the remaining held-for-sale equipment was valued at $24,000. The Company expects to sell the remaining held-for-sale equipment by the end of 2009.

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

6. Stockholders’ Equity

Private Placement

Initial Closing of Units

On April 3, 2009, the Company closed the initial $10.0 million of a private placement of up to $43.5 million of the Company’s securities, or the Private Placement. The Private Placement contemplates the sale of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, to accredited investors, including certain members of management. The per unit purchase price for a share of Series A convertible preferred stock and a warrant to purchase 10 shares of common stock is $3.45 for both the initial and second closings. The warrants issued in the initial closing and issuable in the second closing have an exercise price of $0.22 per share and a term of seven years from issuance. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million, which the Company used for working capital and other general corporate purposes. In the initial closing, the Company issued approximately 2.9 million shares of Series A convertible preferred stock, which are initially convertible into approximately 29.0 million shares of common stock and warrants to purchase an aggregate of approximately 29.0 million shares of common stock at $0.22 per share.

Second Closing of Units

An additional $5.0 million of units may be sold in a second closing (see Note 9), as approved by the Company’s stockholders on June 18, 2009. This second closing may occur at the Company’s election or at the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement. The Company may elect to hold the second closing if the achievement of a specified milestone with respect to voreloxin has occurred and the Company’s common stock is trading above a specified price. If the Company has not delivered notice to the investors in the Private Placement of the Company’s election to complete the second closing, or if the conditions for the second closing have not been met, the investors may elect to purchase the units in the second closing by delivering notice to the Company of their election. Notice of an election to complete the second closing, either by the Company or the investors in the Private Placement, must be delivered on or before the earliest to occur of December 31, 2009, the common equity closing described below, or the occurrence of a qualifying alternative common stock financing.

Common Equity Closing

An additional $28.5 million of common stock may be sold in a common equity closing, as approved by the Company’s stockholders on June 18, 2009. The common equity closing may be completed at the Company’s election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to a date determined with reference to the Company’s cash and investment balance dropping below a specified level at certain future dates (see Note 9). If the Company elects to complete the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to a condition that the Company sells at least $28.5 million of common stock in the common equity closing. In the common equity closing, if completed, the Company would issue approximately 103.6 million shares of common stock at a purchase price of $0.275 per share.

Other Investor Rights

As of the initial closing, certain of the investors have the right to designate three of eight members of the Company’s board of directors. The independent investors also have the right to designate five of nine members of the Company’s board of directors on specified terms (see Note 9). In conjunction with the initial closing of the Private Placement, the investors received a number of additional rights as a result of their convertible preferred stock ownership, including the right to approve any sale of the Company, any issuance of debt or preferred stock and, unless certain conditions are met, any issuance of common stock, other than the second closing and the common equity closing described above. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A convertible preferred stock have a right to receive proceeds equal to $10.35 (i.e. three times the purchase price of each unit) for each share of Series A convertible preferred stock held, plus all declared and unpaid dividends, in preference to the holders of common stock. A change in control, as defined in the securities purchase agreement, shall be deemed a liquidation, and includes a consolidation or merger with or into any other corporation, or the sale, exclusive license or exclusive partnering of the majority of the Company’s assets.

On June 29, 2009, certain documents executed in connection with the Private Placement were amended to: (a) clarify that in the event that an investor wishes to sell or transfer their shares of Series A convertible preferred stock, they must transfer all associated rights and obligations with such shares, including the option to participate in the second closing, or the Second Closing Option, and the option to participate in the common equity closing, or the Common Equity Closing Option, and (b) require approval by the Company’s board of directors of any transaction that constitutes a “change of control” event that does not already require approval of the board of directors by statute.

Accounting Treatment

On April 3, 2009, the fair values of the four primary components of the Private Placement: (a) the Series A convertible preferred stock, (b) the warrants to purchase common stock, (c) the Second Closing Option, and (d) the Common Equity Closing Option, were computed using the Black-Scholes option-pricing model, or Black-Scholes Model. The values were calculated as a series of call options on the potential enterprise value of the Company at different valuation points at which the claims of the different stakeholder groups on the enterprise value would change. On April 3, 2009, the Company determined that the Second Closing Option and Common Equity Closing Option were freestanding instruments, and as a result, their fair values of $7.3 million and $10.2 million were initially recorded as liabilities in the Company’s balance sheet. As the total fair value of these two components exceeded the gross proceeds of the initial closing of the Private Placement of $10.0 million, no value was attributed to the Series A convertible preferred stock or warrant components as of this date, and the $7.5 million excess of the fair value of the two closing options over the gross proceeds was recorded as a loss within other income (expense) in the Company’s statement of operations.

On June 18, 2009, the Company’s stockholders approved an increase in the authorized number of shares of common stock from 100 million to 400 million, subject to an administrative filing with the State of Delaware, which occurred on July 2, 2009. As a result, the Common Equity Closing Option liability was revalued to its fair value of $20.1 million as of June 18, 2009, resulting in a charge for the increase in fair value of $9.9 million, which was recorded within other income (expense) in the Company’s statement of operations. The Common Equity Closing Option was then reclassified from a liability to additional paid-in-capital in the Company’s balance sheet.

On June 29, 2009, as a result of amendments to the Private Placement agreements, the convertible preferred stock, the Second Closing Option, and the Common Equity Closing Option were extinguished by the issuance of the amended convertible preferred stock instrument. The Second Closing Option liability was revalued upon extinguishment to its fair value of $10.9 million, resulting in a charge to other income (expense) for the increase in fair value of $3.6 million. The convertible preferred stock and Common Equity Closing Option were also revalued upon extinguishment to their fair values of $22.9 million and $23.6 million, respectively, resulting in an aggregate deemed distribution to preferred stockholders of $26.4 million. On June 29, 2009, the amended convertible preferred stock instrument was recorded as convertible preferred stock within stockholders equity, at its fair value of $57.4 million, less transaction costs of $1.2 million.

7. Stock-Based Compensation

Overview

Employee stock-based compensation expense has been calculated based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense related to the Company’s stock-based awards is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$95,467	$46,663	$278,183	$588,123
General and administrative	241,014	206,707	850,571	982,769
Restructuring charges	—	2,462	—	366,533

Total employee stock-based compensation expense	$336,481	$255,832	$1,128,754	$1,937,425

Fair Value of Awards

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes Model, which is affected by the Company’s stock price as well as assumptions regarding a number of highly subjective variables. The following table summarizes the assumptions used as inputs to the Black-Scholes Model, and resulting weighted-average and total estimated grant date fair values of employee stock options granted during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Assumptions (annualized):
Expected term (years)	4.5	5.0	4.5	5.0
Expected volatility	87.0%	71.6%	87.0%	71.6%
Risk-free interest rate	1.9%	3.2%	1.9%	3.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Fair value:
Weighted-average estimated grant date fair value per share	$0.32	$0.96	$0.31	$0.90
Options granted to employees	3,810,000	109,000	3,930,000	841,725

Total estimated grant date fair value of options granted	$1.2 million	$0.1 million	$1.2 million	$0.8 million

The estimated fair value of stock options that vested in the three months ended September 30, 2009 and 2008 was $0.3 million and $0.6 million, respectively, and for the nine months ended September 30, 2009 and 2008, was $0.8 million and $2.0 million, respectively.

No purchase rights were granted under the ESPP during the three months ended September 30, 2009 and 2008. The weighted-average estimated fair value of purchase rights granted under the ESPP for the nine months ended September 30, 2009 and 2008 was $0.37 and $1.16 per share, respectively, using the Black-Scholes model with the following annualized assumptions:

	Nine months ended September 30,
	2009	2008
Expected term (years)	0.5 - 1.0	0.5 - 1.0
Expected volatility	162.9%	68.5 - 71.6%
Risk-free interest rate	1.6%	2.0 - 5.1%
Dividend yield	0.0%	0.0%

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

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	4,650,955	$3.44
Options granted	3,985,000	0.47
Options canceled/forfeited/expired	(2,172,105)	3.32

Outstanding as of September 30, 2009	6,463,850	1.65	8.47	$14,738

Vested and expected to vest as of September 30, 2009	5,842,455	$1.76	8.33	$13,364

Exercisable as of September 30, 2009	2,048,555	$3.56	5.97	$225

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on September 30, 2009.

There were no options exercised during the three and nine months ended September 30, 2009 and 2008; therefore, the intrinsic value for options exercised during these periods is zero. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

The following table summarizes outstanding and exercisable options for the Company’s stock option plans as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 9/30/09	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number Exercisable as of 9/30/09	Weighted- Average Exercise Price
$0.20 - $0.41	642,500	9.78	$0.38	97,952	$0.41
$0.49	3,260,000	9.92	0.49	67,909	0.49
$0.77 - $2.55	1,041,745	6.02	1.97	692,687	2.24
$2.59 - $4.85	812,556	6.97	3.52	520,082	3.73
$4.93 - $5.25	529,324	6.20	5.23	501,826	5.23
$5.50	22,000	7.08	5.50	16,041	5.50
$6.01	50,000	1.72	6.01	50,000	6.01
$6.21	60,000	6.74	6.21	60,000	6.21
$6.35	22,000	6.67	6.35	18,333	6.35
$9.56	23,725	5.66	9.56	23,725	9.56

$0.20 - $9.56	6,463,850	8.47	1.65	2,048,555	3.56

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $3.6 million as of September 30, 2009, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 3.1 years.

8. Fair Value Measurements

In accordance with applicable GAAP, the fair value of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. the exit price). A fair value hierarchy is also utilized to prioritize valuation inputs, as follows:

Level 1 - quoted prices in active markets for identical assets and liabilities

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - unobservable inputs

All of the Company’s financial instruments held at any time since January 1, 2008 have been valued using Level 1 or Level 2 inputs. The Company’s Level 2 valuations are based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity.

As of September 30, 2009, the Company held no financial assets that were measured on a recurring basis. The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis as of December 31, 2008, which is comprised solely of available-for-sale securities:

December 31, 2008	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$5,417,903	$—	$—	$5,417,903
U.S. treasury obligations	Level 1	768,039	—	(76)	767,963
U.S. government agency obligations	Level 2	3,068,968	2,906	—	3,071,874
Corporate debt obligations	Level 2	996,102	3,898	—	1,000,000
Commercial paper	Level 2	248,857	1,113	—	249,970

Total available-for-sale securities		10,499,869	7,917	(76)	10,507,710
Less: amounts classified as cash equivalents		6,185,942	—	(76)	6,185,866

Amounts classified as marketable securities		$4,313,927	$7,917	$—	$4,321,844

There were no realized gains or losses on the sale of available-for-sale securities for the nine months ended September 30, 2009 and the year ended December 31, 2008. As of September 30, 2009, all available-for-sale securities had a contractual maturity of one year or less.

9. Subsequent Events

On October 27, 2009, the Company entered into an agreement to amend the definitive agreements executed in connection with the Private Placement, or the Amendment Agreement. The Amendment Agreement amends the Securities Purchase Agreement, dated March 31, 2009, by and between the Company and accredited investors, including certain members of management, or the Investors, to provide in part that, if the holders of a majority of the Series A Preferred Stock issued in the Private Placement, or the Majority Holders, elect to complete the common equity closing of the Private Placement, they must do so prior to a date determined with reference to the Company’s cash balance dropping below $2.5 million at certain future dates, rather than $4.0 million as initially provided by the Securities Purchase Agreement. The Amendment Agreement also amends the Securities Purchase Agreement to provide that the Company will use commercially reasonable efforts to maintain a cash balance of at least $2.5 million as of January 8, 2010.

The Amendment Agreement also amends the Investor Rights Agreement, dated April 3, 2009, by and between the Company and the Investors, to defer the Investors’ right to designate five members of the Company’s board of directors until January 1, 2010, or such later date as determined by the Majority Holders. As a result, on January 1, 2010, the Series A convertible preferred stock will become redeemable upon certain events that are outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that is outstanding at that time will be reclassified to mezzanine equity.

On October 30, 2009, the Company sold $5.0 million of units to existing investors in the second closing of the Private Placement (see Note 6). In conjunction with the sale, the Company issued approximately 1.45 million shares of Series A preferred stock, which are initially convertible into 14.5 million shares of common stock, and warrants to purchase 14.5 million shares of common stock. The warrants have an exercise price of $0.22 per share and a term of seven years from issuance. The per unit purchase price for a share of Series A preferred stock and a warrant to purchase 10 shares of common stock was $3.45, which is equivalent to the purchase price of the units sold in the initial closing of $10.0 million units in April 2009 in accordance with the terms of the Private Placement. The net proceeds of the second closing were approximately $4.7 million, which the Company expects to be used for working capital and other general corporate purposes. After accounting for the $4.7 million in net proceeds and the $1.5 million net loss for the month of October 2009, the Company’s stockholders’ equity was $4.4 million as of October 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, cash requirements, financing plans, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

We own worldwide development and commercialization rights to voreloxin and are currently preparing for anticipated Phase 3 development of the compound. Voreloxin is a first-in-class anti-cancer quinolone derivative, or AQD — a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication, and have demonstrated promising preclinical anti-tumor activity.

We are completing three clinical trials of voreloxin: (i) a Phase 2 clinical trial (known as the REVEAL-1 trial) in previously untreated elderly patients with acute myeloid leukemia, or AML, for which enrollment of a total of 113 patients dosed in one of three dosing schedules was completed in October 2009, (ii) a Phase 1b/2 clinical trial of voreloxin in combination with cytarabine for the treatment of patients with relapsed/refractory AML, and (iii) a Phase 2 single agent clinical trial in platinum-resistant ovarian cancer patients. In November 2009, we announced that the U.S. Food and Drug Administration, or FDA, had granted voreloxin orphan drug designation for the treatment of AML. We anticipate launching a pivotal trial of voreloxin for AML in 2010, and we may enter into partnering arrangements for this product candidate to maximize its commercial potential.

Two abstracts related to the voreloxin clinical program in AML have been accepted for presentation at the 51st Annual Meeting of the American Society of Hematology (ASH) in December 2009. At the American Society of Clinical Oncology (ASCO) 2009 Annual Meeting in June, we presented new data from the three ongoing clinical trials that we believe demonstrates that voreloxin shows promising safety and efficacy in acute myeloid leukemia and in platinum-resistant ovarian cancer.

We have taken a number of important steps to focus our resources and efforts on the advancement of voreloxin. We have discontinued development of our product candidate, SNS-032, a selective inhibitor of cyclin-dependent kinases, or CDKs, 2, 7 and 9, which we had in-licensed from Bristol-Myers Squibb Company, or BMS. In March 2009, the license agreement was terminated and SNS-032 was returned to BMS. In addition, in the first quarter of 2009, we completed a Phase 1 trial of SNS-314, a potent and selective pan-Aurora kinase inhibitor discovered internally at Sunesis, in patients with advanced solid tumors. A maximum tolerated dose was not established in the trial, and no responses were observed. We currently have no plans to conduct further development activities involving SNS-314 on our own, but we plan to seek a partner or licensee to support further development of SNS-314 in the future.

In March 2009, we announced the sale of our interest in all of our lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how to SARcode Corporation, or SARcode, for total cash consideration of $2.0 million, of which $1.8 million was received in March 2009 and $0.2 million was received in April 2009. The entire $2.0 million was recorded as revenue in the second quarter of 2009. In connection with the sale, the license agreement was terminated. SARcode had been the exclusive licensee of those assets since March 2006.

In June 2009, we earned a milestone of $1.5 million for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer, which was recorded as revenue in the second quarter of 2009. The milestone payment was received in July 2009. Biogen Idec is currently conducting IND-enabling preclinical work with the Raf kinase development candidate.

On April 3, 2009, we completed the initial closing of $10.0 million of a Private Placement of up to $43.5 million of the Company’s securities. On October 30, 2009, we completed the second closing of $5.0 million of the Private Placement. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million, and in the second closing, $5.0 million of units were sold, resulting in net proceeds of approximately $4.7 million. The units consist of Series A convertible preferred stock and warrants to purchase common stock, and were sold to accredited investors, including certain members of management. The Private Placement also contemplates the sale of up to $28.5 million in common stock to the same group of investors, subject to conditions described in ‘Sources of Liquidity’ below.

We have incurred significant losses in each year since our inception. As of September 30, 2009, we had an accumulated deficit of $352.4 million. We expect to continue to incur significant net losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for, voreloxin. We believe that currently available cash, cash equivalents and marketable securities, including the net proceeds of approximately $4.7 million from the second closing of the Private Placement completed on October 30, 2009, are sufficient to fund our operations until the end of the first quarter of 2010, and we will need to raise additional funds in the near term in order to sustain operations beyond that time.

On August 3, 2009, upon NASDAQ’s approval, the listing of our common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market. To maintain a listing on The NASDAQ Capital Market, we are required to meet certain requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares of at least $1.0 million, and stockholders’ equity of at least $2.5 million. After accounting for the $4.7 million in net proceeds from the second closing of the Private Placement and the $1.5 million net loss for the month of October 2009, our stockholders’ equity was $4.4 million as of October 31, 2009.

On September 16, 2009, we received a letter from NASDAQ notifying us that we do not comply with the minimum $1.00 per share requirement for a continued listing. To regain compliance, prior to March 15, 2010, the bid price of our common stock must close at $1.00 or more for at least 10 consecutive business days. If we do not demonstrate compliance by March 15, 2010, a determination will be made as to whether we meet the initial listing criteria for The NASDAQ Capital Market except for the $1.00 per share bid price requirement. If we do meet these criteria, we would expect to be granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, NASDAQ will notify us that our common stock may be delisted. At that time, we may appeal to the NASDAQ Listing Qualifications Panel, and would remain listed pending the Panel’s decision. We cannot provide any assurance that the Panel will allow us to remain listed in the event of any appeal.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the quarter ended September 30, 2009 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

Private Placement Accounting

The accounting for the initial closing of the sale of $10.0 million of units under our Private Placement, and subsequent revaluations of the related financial instruments, required fair values to be established at different time-points for the four primary components of the Private Placement: (a) the Series A convertible preferred stock, (b) the warrants to purchase common stock, (c) the Second Closing Option, and (d) the Common Equity Closing Option. The Black-Scholes option-pricing model, or Black-Scholes Model, was selected to determine these fair values, which were calculated as a series of call options on the potential enterprise value of the company at different valuation points at which the claims of the different stakeholder groups on the enterprise value would change. The results of the Black-Scholes Model are affected by the company’s stock price, as well as assumptions regarding a number of highly subjective variables. These variables include the expected term of the financial instruments and our expected stock price volatility, risk-free interest rate and dividend rate over the expected term.

Alternative models could have been selected to calculate these fair values, which may have produced significantly different results. If we adopt a different valuation model in the future, this may result in a lack of consistency between periods and materially affect our fair value estimates. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Additionally, because the estimated fair values are affected by our stock price, fluctuations in our stock price, which has historically been volatile, may significantly affect our financial results.

Recent Accounting Pronouncements

The impact of recent accounting pronouncements that we have adopted is detailed in Note 1 to our consolidated financial statements.

Results of Operations

Revenue

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue in the foreseeable future.

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

Collaboration revenue was $12,500 and $1.5 million for the three and nine months ended September 30, 2009 as compared to $10,000 and $4.9 million for the same periods in 2008. The decrease of $3.4 million between the nine month periods was primarily due to the completion in June 2008 of research funding and technology access fee amortization under the Biogen Idec collaboration, partially offset by an increase in milestone revenue as a result of the $1.5 million milestone earned in the 2009 period from Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

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

In July 2009, Johnson & Johnson Pharmaceutical Research & Development LLC, or J&JPRD, provided written notice that it was terminating its collaboration related to the enzyme Cathepsin S, which it entered into with us in May 2002. In accordance with the terms of the collaboration agreement, the termination will be effective on January 13, 2010. As a result, we do not expect to receive any additional funding revenues from J&JPRD or record any additional revenues under this collaboration agreement.

We expect to have substantially lower collaboration revenue in 2009 and in future years from existing collaborations unless, and until, any products that may result from them advance to a level where significant milestones will be payable to us.

License and Other Revenue. License and other revenue was zero and $2.2 million for the three and nine months ended September 30, 2009 as compared to $0.5 million for each of the same periods in 2008. In March 2009, we sold to SARcode our interest in all of the patents and related know-how that had been the subject of a license agreement with them, and for which we received a $0.5 million payment in September 2008, for a total cash consideration of $2.0 million. Of this amount, $1.8 million was received in March 2009 and $0.2 million was received in April 2009. All deliverables under the agreement were completed in April 2009, and as a result, the entire $2.0 million was recorded as revenue in the second quarter. In connection with the sale, the license agreement was terminated and we will not receive any future license fees, milestones or royalties under that license. We still hold three secured convertible promissory notes issued under the original license agreement, with a total principal value of $1.0 million, which are due in 2012 and are convertible into the preferred stock of SARcode at our option. We have yet to record these notes as revenue due to uncertainty of their collectibility.

Research and Development Expense

Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•	in the discovery and development of novel small molecule therapeutics and the advancement of product candidates towards clinical trials;

•	in the execution of clinical trials, including those for voreloxin, SNS-032 and SNS-314;

•	in the development of our proprietary fragment-based Tethering drug discovery approach and other novel fragment-based drug discovery methods;

•	in the development of in-house research, preclinical study and development capabilities;

•	in connection with in-licensing activities; and

•	in the conduct of activities we are required to perform in connection with our strategic collaborations.

We expense all research and development costs as they are incurred.

The table below sets forth our research and development expense by program for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Voreloxin	$3,285	$3,730	$10,656	$12,614
SNS-032	60	634	204	3,042
SNS-314	11	299	209	1,755
Discovery programs and new technologies	—	—	—	2,233
Other kinase inhibitors	—	—	—	2,024

Total research and development expense	$3,356	$4,663	$11,069	$21,668

The decrease of $1.3 million in research and development expense between the three month periods was primarily due to our 2008 Restructuring, which resulted in decreases in facility costs of $0.5 million, outside services of $0.4 million and clinical expenses of $0.3 million. The decrease of $10.6 million between the nine month periods was also primarily due to the 2008 Restructuring, which resulted in decreases in headcount-related expenses of $4.2 million, facility costs of $2.8 million, clinical expenses of $1.4 million, outside services of $1.1 million and lab costs of $0.7 million. Research and development expenses are expected to be lower for 2009 as a whole as compared to 2008, primarily as a result of the reduction in research staffing and related facility costs.

As a result of our 2008 Restructuring and the resulting wind-down of our research activities, we do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of our proprietary fragment-based drug discovery methods, or the development of in-house research capabilities. In addition, we are no longer conducting any research activities in connection with our collaborations.

However, we expect to continue to incur significant expenses related to the development of voreloxin in 2009 and future years, including for the completion of the current Phase 2 clinical trials and in preparation for and conduct of anticipated pivotal trials. Due to the risks inherent in the clinical trial process, we are unable to estimate the additional substantial costs we will incur in the voreloxin development program.

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

We are currently anticipating that development of voreloxin will be our highest priority. If we engage a development or commercialization partner for our voreloxin program, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future collaborative or licensing arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Under our Biogen Idec agreement, we have the right to participate in the co-development and co-promotion of product candidates for up to two targets including, at our option, the Raf kinase target, on a worldwide basis (excluding Japan). If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly.

General and Administrative Expense

Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, human resources, legal, management and general administration, as well as non-cash stock-based compensation. Other significant costs include those related to facilities and fees paid to outside legal advisors and independent auditors.

General and administrative expense was $1.5 million and $5.9 million for the three and nine months ended September 30, 2009 as compared to $2.8 million and $9.3 million for the same periods in 2008. The decrease of $1.3 million between the three month periods was primarily due to the 2008 and 2009 Restructurings, which resulted in decreases in headcount-related expenses of $0.6 million, facility costs of $0.4 million and professional service costs of $0.2 million. The decrease of $3.4 million between the nine month periods was also primarily due to the 2008 and 2009 Restructurings, which resulted in decreases in headcount-related expenses of $2.2 million, facility costs of $0.5 million and professional service costs of $0.5 million. We expect general and administrative expense to be lower for 2009 as a whole as compared to 2008, primarily as a result of the reduction in administrative headcount.

Restructuring Charges

Restructuring charges were $0.1 million and $1.9 million for the three and nine months ended September 30, 2009 as compared to $0.2 million and $5.4 million for the same periods in 2008. Net charges for the nine months ended September 30, 2009 included $1.3 million for lease termination activities related to the 2008 Restructuring and $0.6 million for employee severance and related benefit costs related to the 2009 Restructuring. The net charge for lease termination activities includes $2.2 million for early lease termination fees paid to the landlord and $0.4 million for third party commission, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility. Net charges for the nine months ended September 30, 2008 included $5.8 million related to the 2008 Restructuring, partially offset by a $0.4 million reversal of charges related to facility exit costs from a restructuring in 2007.

Interest Income

Interest income was $2,000 and $21,000 for the three and nine months ended September 30, 2009 as compared to $0.1 million and $0.9 million for the same periods in 2008. The decreases between the periods were primarily due to lower average balances of cash, cash equivalents and marketable securities and lower average interest rates during the 2009 periods.

Interest Expense

Interest expense was zero and $1,000 for the three and nine months ended September 30, 2009 as compared to $40,000 and $0.2 million for the same periods in 2008. The decreases between the periods resulted from the full payment of the outstanding balance under our equipment financing agreement with General Electric Capital Corporation in November 2008.

Other Income (Expense), Net

Other expense, net was $4,000 and $21.1 million for the three and nine months ended September 30, 2009 as compared to other income, net of $9,000 for each of the same periods in 2008. The expense in the nine months ended September 30, 2009 was primarily due to non-cash charges of $21.0 million related to the accounting for the Private Placement, which consisted of $7.5 million recorded upon the initial closing in April 2009 and $13.5 million upon the revaluation in June 2009 of the options to participate in the second closing and common equity closing.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock; research funding, technology access fees and milestone payments from our collaboration partners; research grants; loans from Biogen Idec and other debt financings.

Our cash, cash equivalents and marketable securities totaled $3.9 million as of September 30, 2009, as compared to $10.6 million as of December 31, 2008. The decrease of $6.7 million was primarily due to $15.9 million of net cash used in operating activities, partially offset by net proceeds of $8.8 million from the first closing of the Private Placement, as described below. No debt was outstanding at either balance sheet date.

On April 3, 2009, we completed the initial closing of $10.0 million of a Private Placement of up to $43.5 million of our securities. On October 30, 2009, we completed the second closing of $5.0 million of the Private Placement. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million, and in the second closing, $5.0 million of units were sold, resulting in net proceeds of approximately $4.7 million. The units consist of Series A convertible preferred stock and warrants to purchase common stock, and were sold to accredited investors, including certain members of management.

Under the Private Placement, an additional $28.5 million of common stock may be sold in a common equity closing, as approved by our stockholders on June 18, 2009. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 and a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to a date determined with reference to our cash and investments balance dropping below $2.5 million at certain future dates. If we elect to complete the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing.

Cash Flows

Net cash used in operating activities was $15.9 million for the nine months ended September 30, 2009, as compared to $28.5 million for the same period in 2008. Net cash used in the 2009 period resulted primarily from the net loss of $36.2 million and changes in operating assets and liabilities of $0.8 million, partially offset by net adjustments for non-cash items of $21.1 million, including non-cash expense of $21.0 million related to the Private Placement, and a credit of $1.4 million for deferred rent related to the 2008 Restructuring. Net cash used in the 2008 period resulted primarily from our net loss of $30.3 million and changes in operating assets and liabilities of $2.5 million (including decreases of $1.2 million in deferred revenue, $1.0 million in accrued compensation and $0.9 million in accounts payable), partially offset by adjustments for non-cash items of $4.2 million (including $1.7 million of non-cash restructuring charges, $1.6 million of stock-based compensation and $1.0 million of depreciation and amortization).

Net cash provided by investing activities was $4.7 million for the nine months ended September 30, 2009, as compared to $25.9 million for the same period in 2008. Net cash provided in the 2009 period consisted of net proceeds from marketable securities transactions of $4.3 million and proceeds from the sale of property and equipment of $0.4 million. Net cash provided in the 2008 period consisted of net proceeds from marketable securities transactions of $26.1 million, partially offset by capital expenditures of $0.2 million.

Net cash provided by financing activities was $8.8 million for the nine months ended September 30, 2009 as compared to net cash used of $0.7 million for the same period in 2008. Net cash provided in the 2009 period consisted of the net proceeds from the initial closing of the Private Placement transaction. Net cash used in the 2008 period consisted primarily of equipment loan repayments of $0.7 million.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA, or similar regulatory agencies in other countries, and has been successfully commercialized. We need to raise substantial additional funds to complete the development and commercialization of voreloxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, need for additional clinical trials, and other development activities;

•	the economic and other terms and timing of any licensing or partnering arrangement into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

Our independent registered accounting firm issued an opinion on the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that stated that our recurring operating losses raise substantial doubt about our ability to continue as a going concern.

We believe that currently available cash, cash equivalents and marketable securities, including the net proceeds of approximately $4.7 million from the second closing of the Private Placement completed on October 30, 2009, are sufficient to fund our operations until the end of the first quarter of 2010, and we will need to raise additional funds in the near term in order to sustain operations beyond that time.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including the possible common equity closing in the Private Placement described above and subject to the satisfaction of the conditions described above), debt arrangements and/or a possible partnership or license of development and/or commercialization rights to voreloxin. We do not know whether additional funding will be available on acceptable terms, or at all.

Our failure to raise significant additional capital in the near term would require us to delay or reduce the scope of our voreloxin development program and limit our ability to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

Our operating lease obligations as of September 30, 2009 relate to the leases for two facilities in South San Francisco, California. In December 2006, we leased approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard. This lease expires in April 2013, subject to our option to extend the lease through February 2014. In October 2008, we leased approximately 5,500 square feet of laboratory space at 349 Allerton Avenue. This lease expires in October 2010 with our option to extend the lease through October 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to raise substantial additional capital to continue the development and commercialization of voreloxin. We will need to raise substantial additional capital in the near term to:

•	fund clinical trials and seek regulatory approvals;

•	continue and expand our development activities;

•	hire additional development personnel;

•	maintain, defend and expand the scope of our intellectual property portfolio;

•	implement additional internal systems and infrastructure; and

•	build or access manufacturing and commercialization capabilities.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, need for additional clinical trials, and other development activities;

•	the economic and other terms and timing of any licensing or other partnering arrangement into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

On April 3, 2009, we closed the initial $10.0 million of a Private Placement of up to $43.5 million of our securities. On October 30, 2009, we completed the second closing of $5.0 million of the Private Placement. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million, and in the second closing, $5.0 million of units were sold, resulting in net proceeds of approximately $4.7 million. The units consist of Series A convertible preferred stock and warrants to purchase common stock, and were sold to accredited investors, including certain members of management. An additional $28.5 million of common stock may be sold in a common equity closing, as approved by our stockholders on June 18, 2009. The common equity closing may be completed at our election prior to the earlier of December 31, 2010 or a qualifying alternative common stock financing, or upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to a date determined with reference to our cash and investments balance dropping below $2.5 million at certain future dates. If we elect to complete the common equity closing, it will be subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to a condition that we sell at least $28.5 million of common stock in the common equity closing. The common equity closing is entirely in the discretion of the investors in the Private Placement, and it is possible that they will not elect to complete that closing for reasons related to our business or other factors.

Our independent registered accounting firm issued an opinion on the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 that stated that our recurring operating losses raise substantial doubt about our ability to continue as a going concern.

We believe that currently available cash, cash equivalents and marketable securities, including the net proceeds of approximately $4.7 million from the second closing of the Private Placement completed on October 30, 2009, are sufficient to fund our operations until the end of the first quarter of 2010, and we will need to raise additional funds in the near term in order to sustain operations beyond that time.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including the possible common equity closing in the Private Placement described above and subject to the satisfaction of the conditions described above), debt arrangements and/or a possible partnership or license of development and/or commercialization rights to voreloxin. We do not know whether additional funding will be available on acceptable terms, or at all.

We are currently conducting clinical trials of voreloxin in acute myeloid leukemia, or AML, and ovarian cancer. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials, scale back our development program or conduct additional workforce or other expense reductions. For example, in June 2008, we announced that we reduced our workforce by approximately 60% and implemented a revised operating plan to focus our efforts on voreloxin, wind down our internal discovery research activities to streamline our operations and extend our financial resources.

Our failure to raise significant additional capital in the near term would require us to delay or reduce the scope of our voreloxin development program and limit our ability to continue our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

*Our independent registered public accountants have indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2008 and our unaudited financial statements for the nine months ended September 30, 2009 were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accountants have indicated in their audit report on our 2008 consolidated financial statements that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern. We will be forced to delay or reduce the scope of our voreloxin development program and/or limit or cease our operations if are unable to raise additional funds to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

*Economic conditions may make it more difficult and costly to raise additional capital.

Recently, there has been turmoil in the U.S. economy, which has led to reduced credit availability. Banks have tightened their lending standards and investors have been unwilling to buy certain corporate stock and bonds. If economic conditions continue to affect the capital markets, our ability to raise capital may be adversely affected.

*We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history as a public company. We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007 were $36.2 million, $37.2 million and $38.8 million, respectively. As of September 30, 2009, we had an accumulated deficit of $352.4 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing pivotal and Phase 3 clinical trials for voreloxin, as we conduct development of, and seek regulatory approvals for, voreloxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

Our business model had been based in part upon entering into strategic collaborations for the discovery and/or the development of some of our product candidates. To date, we have derived substantially all of our revenue from research collaboration agreements. The research phase for all of our revenue-generating collaboration agreements is completed. We do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of voreloxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We do not know whether our ongoing clinical trials or any other future clinical trials with voreloxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	results of meetings with the FDA and/or other regulatory bodies;

•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical trials;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical trial at prospective sites; or

•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, ourselves or, in some cases, our collaboration partners. Any failure to complete or significant delay in completing, clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

In March 2008, we informed the FDA of a stability observation in our voreloxin drug product. Specifically, visible particles were observed during stability studies of one of our voreloxin drug product lots. We have since identified a process impurity in the voreloxin active pharmaceutical ingredient, or API, that, when formulated into the packaged vial of the voreloxin drug product, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to attempt to control the impurity and thereby prevent particle formation. Two lots of voreloxin API manufactured using the revised manufacturing process have been formulated into drug product lots that have completed six to 12 months of stability testing without formation of particles. These drug product lots are currently being used in our clinical trials. It will take time to evaluate whether or not this revised manufacturing process for voreloxin API will be successful in stopping the formation of particles in these drug product lots over the longer term, and to evaluate whether or not such control of particle formation would also be reliably and consistently achieved in subsequent lots over the shorter or longer term. We provided an update on the results from our process optimization activities to the FDA in December 2008. If the change in manufacturing process does not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA, which could include temporary clinical hold until the issue has been resolved to their satisfaction.

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

We believe that our ability to successfully compete in the marketplace with voreloxin and any future product candidates, if any, will depend on, among other things:

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

Some of the current key competitors of voreloxin in AML include Genzyme Corporation’s clofarabine, Eisai Corporation’s decitabine, Celgene Corporation’s azacitidine and Vion Pharmaceuticals, Inc.’s laromustine, any or all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is voreloxin. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have initiated Phase 3 clinical trials for this indication.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize voreloxin.

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

Global credit and financial market conditions could negatively impact the value of our portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our marketable securities consist primarily of investments in readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current or future portfolio of cash equivalents or marketable securities or our ability to meet our liquidity needs.

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

Regulatory approval of an NDA or NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. While we plan to commence a pivotal clinical trial of voreloxin for the treatment of AML in 2010, we may not be able to reach agreement with the FDA on a development plan that would support potential regulatory approval based on the results of the clinical trials that we anticipate.

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

Because we conduct clinical trials in humans, we face the risk that the use of voreloxin or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10.0 million in aggregate, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

Risks Related to Our Common Stock

*If we fail to regain compliance with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On August 3, 2009, we transferred the listing of our common stock from The NASDAQ Global Market to The NASDAQ Capital Market. To maintain a listing on The NASDAQ Capital Market, we are required to meet certain requirements, including a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1.0 million, and stockholders’ equity of at least $2.5 million.

We announced on September 18, 2009 that we had received a letter, dated September 16, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Listing Rules. In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until March 15, 2010, to regain compliance. To regain compliance, the bid price of our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to March 15, 2010, unless the Listing Qualifications Department exercises its discretion to extend this 10-day period. If we do not demonstrate compliance by March 15, 2010, but meet The NASDAQ Capital Market initial inclusion criteria, except for the $1.00 per share bid price requirement, we will be granted an additional 180 calendar day compliance period. If we do not regain compliance with the Rule by March 15, 2010 and are not eligible for an additional compliance period at that time, the Listing Qualifications Department will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to a NASDAQ Listing Qualifications Panel, or Panel. Our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination to the Panel, that such appeal would be successful.

Additionally, as of September 30, 2009, our stockholders’ equity was below the $2.5 million minimum requirement for a continued listing. On October 30, 2009, we completed the second closing of $5.0 million of the Private Placement, resulting in net proceeds of approximately $4.7 million, which increased our stockholders’ equity above the $2.5 million minimum requirement as of this date. However, there is no assurance that our stockholders’ equity will remain above this level in the future, and if it does not, we expect to receive a further letter from NASDAQ notifying us that we do not comply with the $2.5 million minimum stockholders’ equity requirement for a continued listing. We currently expect that stockholders’ equity will be below $2.5 million on December 31, 2009 unless additional equity is raised or our net income is greater than currently anticipated.

If we fail to regain compliance with the minimum bid price requirement, or fail to meet the minimum stockholder’s equity or any other listing requirement in the future, our common stock could be delisted.

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

We need to raise substantial additional funds, through the Private Placement and otherwise, to continue our operations, fund additional clinical trials of voreloxin and potentially commercialize voreloxin. We plan to continue to finance our operations with a combination of equity issuances (including the possible common equity closing in the Private Placement and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant.

The closing of the Private Placement has resulted and could result in further substantial dilution to our stockholders. Following the initial closing, the holders of our common stock prior thereto held approximately 54.3% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and would hold approximately 37.3% if the warrants issued at the initial closing are exercised in full. Following the second closing for $5.0 million of units, the holders of our common stock prior to the Private Placement hold approximately 44.2% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and would hold approximately 28.4% if the warrants issued at the initial and second closings are exercised in full. Following the common equity closing, if completed, the holders of our common stock prior to the Private Placement would hold approximately 19.0% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and would hold approximately 15.3% if the warrants issued at the initial and second closings are exercised in full.

We may not have the sufficient funding to distribute capital to our common stockholders or continue our business upon a change of control event.

If a change of control (as that term is defined in the certificate of designation related to the convertible Series A convertible preferred stock), which includes a sale or merger of Sunesis or a significant partnering transaction, occurs, the holders of the Series A convertible preferred stock would be entitled to receive, before any proceeds are distributed to common stockholders, three times the amount that the investors in the Private Placement paid for the units (i.e. three times the total of $15.0 million invested in the initial and second closings, or $45.0 million). We would not have any capital to distribute to our common stockholders if the consideration received in a transaction that triggers a change of control event under the certificate of designation is less than this liquidation preference amount. Further, if the investors elect to treat a partnering transaction as a change of control, entitling the holders of the convertible preferred to the liquidation preference described above, the holders of the Series A convertible preferred stock would be entitled to the full amount of any payments made by a corporate partner by surrendering the Series A convertible preferred stock, up to the liquidation preference amount, which may leave us with insufficient resources to continue our business. This right of the holders of the Series A convertible preferred stock may also impair our ability to enter into a significant partnering transaction since a partner would be willing to enter into a partnering agreement with us only if we have or had access to sufficient capital to satisfy our obligations under the partnering agreement. Whether or not we would have sufficient resources would depend on the terms of the partnering agreement and other cash resources available to us at that time.

We cannot take fundamental actions related to Sunesis without the consent of a majority of the holders of the convertible preferred stock issued in the Private Placement.

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

In the nine months ended September 30, 2009, our common stock traded as low as $0.05 and as high as $0.90, and in 2008, traded as low as $0.18 and as high as $2.10. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	announcements relating to our collaborations with Biogen Idec, J&JPRD and Merck;

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of voreloxin or our future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of new products by our competitors;

•	issues in manufacturing voreloxin drug substance or drug product, or future products, if any;

•	market acceptance of voreloxin or our future products, if any;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of voreloxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

Our executive officers and directors and their affiliates beneficially owned approximately 38.9% of our outstanding capital stock as of September 30, 2009, assuming the conversion of the Series A convertible preferred stock and the exercise in full of the warrants to purchase common stock held by these stockholders as of such date. As of the second closing of the Private Placement on October 30, 2009, our executive officers and directors and their affiliates beneficially own approximately 43.5% of our outstanding capital stock, assuming the conversion of the Series A convertible preferred stock and the exercise in full of the warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 16, 2009	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Delaware) (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K/A filed on May 23, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10K-A on Form S-1 filed on May 23, 2007).

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009).

31.1†	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1†#	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2†#	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

†	Filed herewith.
*	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.