Form 10-Q
period 2010-03-31
SUNESIS PHARMACEUTICALS INC
filed 2010-04-29
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The registrant had 57,981,195 shares of common stock, $0.0001 par value per share, outstanding as of April 15, 2010.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$14,669,251	$4,258,715
Prepaids and other current assets	372,109	583,030

Total current assets	15,041,360	4,841,745
Property and equipment, net	223,726	263,111
Deposits and other assets	64,425	64,425

Total assets	$15,329,511	$5,169,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673,333	$360,300
Accrued clinical expense	1,073,122	1,129,226
Accrued compensation	921,338	728,744
Other accrued liabilities	763,198	761,476
Current portion of deferred rent	26,979	27,943
Deferred revenue	14,583	27,083

Total current liabilities	3,472,553	3,034,772

Non-current portion of deferred rent	68,692	74,105

Commitments

Stockholders’ equity:
Convertible preferred stock	60,004,986	60,004,986
Common stock	5,798	3,590
Additional paid-in capital	312,842,920	298,469,584
Accumulated deficit	(361,065,438)	(356,417,756)

Total stockholders’ equity	11,788,266	2,060,404

Total liabilities and stockholders’ equity	$15,329,511	$5,169,281

(1)	The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2010	2009
	(Unaudited)
Revenue:
Collaboration revenue	$12,500	$12,500
License and other revenue	—	211,547

Total revenues	12,500	224,047

Operating expenses:
Research and development	3,109,841	4,264,152
General and administrative	1,553,912	2,355,012
Restructuring charges	—	1,862,861

Total operating expenses	4,663,753	8,482,025

Loss from operations	(4,651,253)	(8,257,978)

Other income (expense), net	3,571	(105,458)

Net loss	$(4,647,682)	$(8,363,436)

Basic and diluted net loss per common share	$(0.11)	$(0.24)

Shares used in computing basic and diluted net loss per common share	42,854,606	34,409,768

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$(4,647,682)	$(8,363,436)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	210,080	385,931
Depreciation and amortization	48,182	110,490
Non-cash restructuring reversals, net	—	(1,396,287)
(Gain) loss on sale or disposal of property and equipment	(595)	118,411
Changes in operating assets and liabilities:
Prepaids and other current assets	210,921	171,355
Deposits and other assets	—	51,002
Accounts payable	313,033	229,656
Accrued clinical expense	(56,104)	(71,619)
Accrued compensation	192,594	308,434
Other accrued liabilities	1,722	44,078
Deferred rent	(6,377)	5,420
Deferred revenue	(12,500)	1,787,500

Net cash used in operating activities	(3,746,726)	(6,619,065)

Cash flows from investing activities
Purchases of property and equipment	(8,797)	—
Proceeds from sale of property and equipment	595	288,483
Proceeds from maturities of marketable securities	—	4,314,003

Net cash (used in) provided by investing activities	(8,202)	4,602,486

Cash flows from financing activities

Proceeds from issuance of common stock, net of issuance costs and exercise of stock options	14,165,464	—

Net cash provided by financing activities	14,165,464	—

Net increase (decrease) in cash and cash equivalents	10,410,536	(2,016,579)
Cash and cash equivalents at beginning of period	4,258,715	6,296,942

Cash and cash equivalents at end of period	$14,669,251	$4,280,363

Supplemental disclosure of non-cash activities
Cashless exercise of warrants	$1,773,776	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2010, had cash and cash equivalents totaling $14.7 million and an accumulated deficit of $361.1 million.

The Company believes that currently available cash and cash equivalents, including the net proceeds of $14.2 million from sales of common stock through March 31, 2010 under the controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor (see Note 2), are sufficient to fund its operations through at least September 30, 2010. The Company will need to raise substantial additional funding in the near term in order to sustain operations beyond that date and before undertaking any additional clinical trials of voreloxin. The significant negative cash flows and lack of financial resources of the Company raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to finance future cash needs primarily through equity issuances (including, but not limited to, the possible common equity closing of the Private Placement and subject to certain terms and conditions to closing described in Note 2 below), debt arrangements, a possible partnership or license of development and/or commercialization rights of voreloxin, or a combination of the foregoing. Additional funding may not be available on acceptable terms, or at all.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements assume that the Company will continue as a going concern and have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. Management has determined that the Company operates as a single reportable segment. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2009 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the as-if converted method for convertible preferred stock and the treasury stock method for options and warrants to purchase common stock. Convertible preferred stock, options and warrants to purchase common stock have been excluded from the calculation of diluted loss per common share as their effect is anti-dilutive.

The following tables set forth the computation of basic and diluted loss per common share and the excluded potential common shares for outstanding securities as of the related period end dates:

	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(4,647,682)	$(8,363,436)

Denominator:
Weighted-average common shares outstanding	42,854,606	34,409,768

Basic and diluted net loss per common share	$(0.11)	$(0.24)

	As of March 31,
	2010	2009
Outstanding securities not included in calculations:
Convertible preferred stock, as-if converted	43,478,120	—
Warrants to purchase common stock	36,056,545	2,660,845
Options to purchase common stock	6,336,170	4,474,764

	85,870,835	7,135,609

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on available-for-sale securities. Comprehensive loss for the periods presented is as follows:

	Three months ended March 31,
	2010	2009
Net loss	$(4,647,682)	$(8,363,436)
Change in unrealized gain or loss on marketable securities	—	(7,841)

Comprehensive loss	$(4,647,682)	$(8,371,277)

Accumulated other comprehensive income (loss) consists entirely of unrealized gains or losses on marketable securities as of each balance sheet date presented.

2. Stockholders’ Equity

Controlled Equity Offering

On January 20, 2010, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time with Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of between 3% and 5% of the gross proceeds from each sale. As of March 31, 2010, the Company had sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of the total $15.0 million available under the facility. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility.

Private Placement

In March 2009, the Company entered into agreements with accredited investors, including certain members of management, providing for the private placement of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock at $0.275 per share, in three closings, collectively referred to as the Private Placement.

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

In the initial closing, the Company issued 2.9 million shares of Series A convertible preferred stock, which are initially convertible into 29.0 million shares of common stock and warrants to purchase an aggregate of 29.0 million shares of common stock. In the second closing, the Company issued 1.45 million shares of Series A preferred stock, which are initially convertible into 14.5 million shares of common stock, and warrants to purchase 14.5 million shares of common stock.

During the three months ended March 31, 2010, warrants for an aggregate of 8.1 million shares of common stock were net exercised, resulting in the issuance of 6.2 million shares of common stock.

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

Accounting Treatment

On June 29, 2009, as a result of amendments to the Private Placement agreements, the convertible preferred stock, the Second Closing Option and the Common Equity Closing Option were extinguished by the issuance of an amended convertible preferred stock instrument, which was recorded as convertible preferred stock within stockholders equity at its fair value of $57.4 million, less transaction costs of $1.2 million.

On October 30, 2009, the $5.0 million of gross proceeds from the second closing was allocated between the convertible preferred stock and warrants issued in the closing on a relative fair value basis, using the Black-Scholes model. The gross proceeds of $5.0 million were allocated to convertible preferred stock and warrants in the amount of $4.2 million and $0.8 million, respectively, with the warrant amount of $0.8 million being recorded as additional paid in capital. The $4.2 million of gross proceeds allocated to the convertible preferred stock was discounted by $1.2 million to account for a beneficial conversion feature, which arose as the effective conversion price of the preferred stock was less than the fair value of the common stock on the date of closing, or commitment date. The discount was written off immediately and recorded as a deemed dividend.

On January 1, 2010, due to amendments to the Private Placement agreements effected on October 27, 2009, the Series A convertible preferred stock became potentially redeemable upon certain events that are outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that was outstanding at that time was reclassified to mezzanine equity, outside of stockholders’ equity. On March 29, 2010, as a result of the additional amendments to the Private Placement agreements, the Series A convertible preferred stock was reclassified back into stockholders’ equity. On May 1, 2010, the Series A convertible preferred stock will again become potentially redeemable upon certain events that are outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that is outstanding at that time will be reclassified outside of stockholders’ equity.

3. Stock-Based Compensation

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

	Three months ended March 31,
	2010	2009
Research and development	$76,596	$100,812
General and administrative	130,812	285,119

Total employee stock-based compensation expense	$207,408	$385,931

Fair Value of Awards

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes model, which is impacted by the Company’s stock price, as well as assumptions regarding a number of highly subjective variables. No employee stock options and no purchase rights under the Company’s Employee Stock Purchase Plan were granted during the three months ended March 31, 2010 and 2009. The estimated fair value of stock options that vested in the three months ended March 31, 2010 and 2009 was $0.2 million and $0.5 million, respectively.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	6,407,309	$1.64
Options exercised	(7,500)	0.49
Options forfeited/expired	(63,639)	4.33

Outstanding as of March 31, 2010	6,336,170	1.61	8.07	$1,607,625

Vested and expected to vest as of March 31, 2010	5,916,778	$1.69	7.98	$1,450,548
Exercisable as of March 31, 2010	2,792,737	$2.77	6.63	$356,760

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on March 31, 2010.

The intrinsic value of options exercised during the three months ended March 31, 2010 was $3,000. There were no options exercised during the three months ended 2009. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $1.4 million as of March 31, 2010, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.8 years.

4. Restructuring Charges

In the first quarter of 2009, the Company recorded a restructuring charge of $0.6 million for employee severance and related benefit costs related to a restructuring plan initiated in March 2009. The severance payments were made in the second quarter of 2009, and other personnel-related expenses such as employee benefits were paid over the remainder of 2009. These charges were included in “Restructuring charges” in the statement of operations for the three months ended March 31, 2009.

Additionally, in the first quarter of 2009, the Company recorded net restructuring charges of $1.3 million for lease termination activities related to a corporate realignment initiated in June 2008 to focus on the development of voreloxin. The net charge included $2.2 million for a lease termination fee that was paid in January 2009 and $0.4 million for third-party commissions, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility. These charges were included in “Restructuring charges” in the statement of operations for the three months ended March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any projections of revenue, expenses or other financial items, cash requirements, financing plans, any statement of the plans and objectives of management for future operations, any statements concerning proposed new clinical trials or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

On January 20, 2010, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Cantor acting as agent and/or principal. As of March 31, 2010, we had sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of the total $15.0 million available under the facility. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility. Sales were made on the NASDAQ Capital Market by means of ordinary brokers’ transactions at market prices.

On March 31, 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for a private placement of up to $43.5 million of our securities, or the Private Placement. We completed the initial closing of $10.0 million of the Private Placement in April 2009, and the second closing of $5.0 million in October 2009. In the initial closing, $10.0 million of units, consisting of Series A convertible preferred stock and warrants to purchase common stock, were sold, resulting in net proceeds of $8.8 million, and in the second closing, $5.0 million of units were sold, resulting in net proceeds of $4.7 million. The Private Placement also contemplates the sale of up to the remaining $28.5 million in common stock at $0.275 per share to the same group of investors, subject to terms and conditions described in ‘Sources of Liquidity’ below.

We have incurred significant losses in each year since our inception. As of March 31, 2010, we had an accumulated deficit of $361.1 million. We expect to continue to incur significant net losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for voreloxin. We believe that currently available cash and cash equivalents are sufficient to fund our operations through at least September 30, 2010. We will need to raise substantial additional funding in the near term in order to sustain operations beyond that date and before undertaking any additional clinical trials of voreloxin. Our significant negative cash flows and lack of financial resources raise substantial doubt as to our ability to continue as a going concern. Management is currently in the process of evaluating alternative funding sources. If we are unable to raise additional funding to meet our working capital needs, we will be forced to delay or reduce the scope of our voreloxin development program and/or limit or cease our operations.

On March 31, 2010, we received a letter from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that we do not comply with the minimum $1.00 per share requirement for a continued listing on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rules, we will be afforded 180 calendar days, or until September 27, 2010, to regain compliance. To regain compliance, the bid price of our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to September 27, 2010. If we fail to regain compliance during the grace period, our common stock could be subject to delisting.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the quarter ended March 31, 2010 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

There are no accounting pronouncements pending our adoption that are expected to have a material impact on our financial position or results of operations.

Results of Operations

Revenue

Total revenues were $12,500 for the three months ended March 31, 2010 as compared to $0.2 million for the same period in 2009. Revenue in the 2009 period primarily related to the sale of compound libraries that were not core to our ongoing development plans.

As of March 31, 2010, our only remaining ongoing collaboration is with Biogen Idec, Inc., or Biogen Idec. Our collaboration with Merck & Co., Inc. will terminate effective as of June 8, 2010 and our collaboration with Johnson & Johnson Pharmaceutical Research & Development LLC terminated on January 13, 2010.

We are entitled to receive milestone payments under our collaboration with Biogen Idec upon the achievement of certain milestones by them. Additionally, we are entitled to receive royalty payments based on future sales of products, if any, resulting from this collaboration, although we do not expect to generate any royalty revenue from this collaboration in the foreseeable future, if at all. We expect to have substantially lower collaboration revenue in 2010 and in future years from our existing collaboration with Biogen Idec unless any products that may result from it advance to a level where significant milestones and/or royalties will be payable to us.

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

Research and development expense was $3.1 million for the three months ended March 31, 2010, as compared to $4.3 million for the same period in 2009, substantially all relating to the voreloxin development program. The decrease of $1.2 million was primarily due to decreases in clinical expenses of $0.4 million, outside services of $0.4 million, facility costs of $0.2 million and headcount-related expenses of $0.1 million.

We are currently focused on completing Phase 2 clinical trials and preparing for a Phase 3 pivotal clinical trial of voreloxin, which we plan to initiate in the second half of 2010. As a result, we expect research and development expense to increase significantly in the second half of 2010 and for 2010 as a whole as compared to 2009.

We are currently developing voreloxin in targeted indications and patient populations. Based on results of translational research, clinical results, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication on an ongoing basis. This will affect our research and development expense going forward.

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

Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the additional substantial costs we will incur in the voreloxin development program.

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

General and administrative expense was $1.6 million for the three months ended March 31, 2010, as compared to $2.4 million for the same period in 2009. The decrease of $0.8 million was primarily due to a restructuring plan initiated in March 2009, or the 2009 Restructuring, which resulted in a reduction of $0.6 million in headcount-related expenses. Additionally, facilities costs were reduced by $0.2 million as a result of a corporate realignment initiated in June 2008 to focus on the development of voreloxin, or the 2008 Restructuring. For 2010 as a whole, we expect general and administrative expense to be generally comparable to 2009.

Restructuring Charges

Restructuring charges were $1.9 million for the three months ended March 31, 2009, which included $1.3 million for lease termination activities related to the 2008 Restructuring, and $0.6 million for employee severance and related benefit costs related to the 2009 Restructuring. There were no such restructuring activities in the three months ended March 31, 2010.

Other Income (Expense), Net

Net other income was $4,000 for the three months ended March 31, 2010, as compared to net other expense of $105,000 for the same period in 2009. The expense in the 2009 period was comprised of losses on the sale of property and equipment.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding, technology access fees and milestone payments from our collaboration partners, research grants, loans from Biogen Idec and other debt financings.

Our cash and cash equivalents totaled $14.7 million as of March 31, 2010, as compared to $4.3 million as of December 31, 2009. The increase of $10.4 million was primarily due to net proceeds of $14.2 million received from sales of our common stock through Cantor Fitzgerald & Co., or Cantor, as described below, partially offset by $3.7 million of net cash used in operating activities. No debt was outstanding as of March 31, 2010.

On January 20, 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Cantor acting as agent and/or principal. As of March 31, 2010, we had sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of the total $15.0 million available under the facility. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility.

In April 2009, we completed the initial closing of $10.0 million of the Private Placement, and in October 2009, we completed the second closing of $5.0 million. In the initial closing, $10.0 million of units, consisting of Series A convertible preferred stock and warrants to purchase common stock, were sold, resulting in net proceeds of $8.8 million, and in the second closing, $5.0 million of units were sold, resulting in net proceeds of $4.7 million. The units, and were sold to accredited investors, including certain members of management. Under the Private Placement, an additional $28.5 million of common stock may be sold at $0.275 per share in a common equity closing upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to the earlier of June 30, 2010, or a date determined with reference to our cash and investments balance dropping below $2.5 million. The common equity closing may also be completed upon our election prior to the earlier of June 30, 2010 and a qualifying alternative common stock financing, subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to us selling at least $28.5 million of common stock in the common equity closing.

Cash Flows

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2010, as compared to $6.6 million for the same period in 2009. Net cash used in the 2010 period resulted primarily from the net loss of $4.6 million, partially offset by changes in operating assets and liabilities of $0.6 million and net adjustments for non-cash items of $0.3 million, primarily related to stock-based compensation. Net cash used in the 2009 period resulted primarily from the net loss of $8.4 million and net adjustments for non-cash items of $0.8 million (including a $1.4 million credit for the reversal of deferred rent related to a lease termination, partially offset by $0.4 million of stock-based compensation and other non-cash charges). These amounts were partially offset by changes in operating assets and liabilities of $2.5 million, including $1.8 million related to deferred revenue.

Net cash used in investing activities was $8,000 for the three months ended March 31, 2010, as compared to $4.6 million provided by investing activities for the same period in 2009. Net cash provided in the 2009 period consisted of net proceeds from marketable securities transactions of $4.3 million and proceeds from the sale of property and equipment of $0.3 million.

Net cash provided by financing activities was $14.2 million for the three months ended March 31, 2010, as compared to zero for the same period in 2009. Net cash provided in the 2010 period consisted primarily of net proceeds from sales of our common stock under our agreement with Cantor.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We need to raise substantial additional funding to complete the development and commercialization of voreloxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Our independent registered public accounting firm issued a report on the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 that included an explanatory paragraph which stated that our recurring operating losses and cash and cash equivalents balance as of December 31, 2009 raised substantial doubt as to our ability to continue as a going concern.

We believe that currently available cash and cash equivalents are sufficient to fund our operations through at least September 30, 2010. We will need to raise substantial additional funding in the near term in order to sustain operations beyond that date and before undertaking any additional clinical trials of voreloxin. Management expects to finance future cash needs primarily through equity issuances (including, but not limited to, the possible common equity closing of the Private Placement and subject to certain terms and conditions to closing described above), debt arrangements, a possible partnership or license of development and/or commercialization rights of voreloxin, or a combination of the foregoing.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through the above means. However, we do not know whether additional funding will be available on acceptable terms, or at all. Our failure to raise significant additional capital in the near term would require us to delay or reduce the scope of our voreloxin development program and limit our ability to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There were no material changes in our contractual obligations in the three months ended March 31, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K for a description of contractual obligations as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

Risks Related to Our Business

If we are unable to raise additional capital in the near term, we will not be able to continue to operate as a going concern.*

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

On April 3, 2009, we closed the initial $10.0 million of the Private Placement of up to $43.5 million of our securities. On October 30, 2009, we completed the second closing of $5.0 million of the Private Placement. In the initial closing, $10.0 million of units were sold, resulting in net proceeds of $8.8 million, and in the second closing, $5.0 million of units were sold, resulting in net proceeds of $4.7 million. The units consisted of Series A convertible preferred stock and warrants to purchase common stock, and were sold to accredited investors, including certain members of management. An additional $28.5 million of common stock may be sold at $0.275 per share in a common equity closing upon the election of the holders of a majority of the Series A convertible preferred stock issued in the Private Placement prior to the earlier of June 30, 2010, or a date determined with reference to our cash and investments balance dropping below $2.5 million. The common equity closing may also be completed upon our election prior to the earlier of June 30, 2010 or a qualifying alternative common stock financing, subject to the approval of the purchasers holding a majority of the Series A convertible preferred stock issued in the Private Placement and subject to us selling at least $28.5 million of common stock in the common equity closing. The common equity closing is entirely at the discretion of the investors in the Private Placement, and it is possible that they will not elect to complete that closing for reasons related to our business or other factors.

We believe that currently available cash and cash equivalents are sufficient to fund our operations through at least September 30, 2010. We will need to raise substantial additional funding in the near term in order to sustain operations beyond that date and before undertaking any additional clinical trials of voreloxin. If we are unable to raise substantial additional funding, we will be forced to delay or reduce the scope of our voreloxin development program and/or limit or cease our operations.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances (including, but not limited to, the possible common equity closing of the Private Placement and subject to the satisfaction of the conditions described above), debt arrangements, a possible partnership or license of development and/or commercialization rights to voreloxin, or a combination of the above. We do not know whether additional funding will be available on acceptable terms, or at all.

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

Our independent registered public accounting firm has indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern.*

Our audited financial statements for the year ended December 31, 2009 and our unaudited financial statements for the three months ended March 31, 2010 were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm indicated in their audit report on our 2009 consolidated financial statements that our recurring operating losses and cash and cash equivalents balance as of December 31, 2009 raised substantial doubt as to our ability to continue as a going concern. We will be forced to delay or reduce the scope of our voreloxin development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2010 and the years ended December 31, 2009 and 2008 were $4.6 million, $40.2 million and $37.2 million, respectively. As of March 31, 2010, we had an accumulated deficit of $361.1 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing pivotal and Phase 3 clinical trials for voreloxin, as we conduct development of, and seek regulatory approvals for, voreloxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

If our competitors develop and market products that are more effective, safer or less expensive than voreloxin, our commercial opportunities will be negatively impacted.*

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML and ovarian cancer. Voreloxin is a small molecule therapeutic that will compete with other drugs and therapies that currently exist or are being developed. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for, and marketing, drugs.

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

Some of the current key competitors of voreloxin in AML include Genzyme Corporation’s clofarabine, Eisai Corporation’s decitabine and Celgene Corporation’s azacitidine, any or all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is voreloxin. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have ongoing Phase 3 clinical trials for this indication.

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

If conflicts of interest arise between our current or future collaboration partners and us, any of them may act in their self interest, which may be adverse to our interests.*

If a conflict of interest arises between us and one or more of our current or potential future collaboration partners, they may act in their own self interest or otherwise in a way that is not in the interest of our company or our stockholders. Our current or potential future collaboration partners are conducting or may conduct product development efforts within the disease area that is the subject of collaboration with our company. In current or potential future collaborations, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these collaborations. Competing products, either developed by our collaboration partners or to which our collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the collaboration agreement.

If one or more of our current or potential future collaboration partners were to breach or terminate their collaboration agreements with us or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates could be delayed or terminated. We do not know whether our collaboration partners will pursue alternative technologies or develop alternative product candidates, either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaboration agreements with our company.

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

On March 31, 2010, we received a letter from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that we do not comply with the minimum $1.00 per share requirement for a continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. In accordance with NASDAQ Listing Rules, we will be afforded 180 calendar days, or until September 27, 2010, to regain compliance. To regain compliance, the bid price of our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to September 27, 2010. If we fail to regain compliance with the Bid Price Requirement during the grace period, our common stock could be subject to delisting. Further, to maintain our listing on The NASDAQ Capital Market, we are also required to meet certain other requirements, including, but not limited to, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1.0 million and either a market value of listed securities of at least $35.0 million or stockholders’ equity of at least $2.5 million. If we fail to comply with these continued listing standards, our common stock could be subject to delisting from The NASDAQ Capital Market.

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

The closing of the Private Placement has resulted and could result in further substantial dilution to our stockholders. If we sell shares of our common stock in future financings or other arrangements, stockholders may experience additional dilution.*

The closing of the Private Placement has resulted and could result in further substantial dilution to our stockholders. Immediately following the second closing for $5.0 million of units in the Private Placement, the holders of our common stock immediately prior to the initial closing of the Private Placement held approximately 44.2% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and would hold approximately 28.3% if the warrants issued at the initial and second closings are exercised in full. If the common equity closing had occurred on March 31, 2010, the holders of our common stock prior to the Private Placement would have held approximately 16.8% of our outstanding common stock (assuming conversion of the Series A convertible preferred stock at the current conversion price), and 14.4% if the remaining warrants outstanding that were issued at the initial and second closings had been exercised in full as of that date.

We need to raise substantial additional funding to continue our operations, fund additional clinical trials of voreloxin and potentially commercialize voreloxin. We plan to continue to finance our operations through equity issuances (including, but not limited to, the possible common equity closing in the Private Placement and subject to the satisfaction of the conditions described above), debt arrangements and a possible partnership or license of development and/or commercialization rights to voreloxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant.

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

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the three months ended March 31, 2010, our common stock traded as low as $0.71 and as high as $1.62, and in 2009, traded as low as $0.05 and as high as $2.43. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

The ownership of our capital stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.*

Our executive officers and directors and their affiliates beneficially owned approximately 37.6% of our outstanding capital stock as of March 31, 2010, assuming the conversion of the Series A convertible preferred stock and the exercise in full of the warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: April 29, 2010	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K/A	000-51531	3.1	5/23/07

3.2	Amended and Restated Bylaws of the registrant.	8-K	000-51531	3.2	12/11/07

3.3	Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.3	4/3/09

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the registrant.	S-8	333-160528	3.4	7/10/09

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.4	11/2/09

3.6	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.5	1/21/10

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock certificate of the registrant.	S-1	333-121646	4.1	12/23/04

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the registrant and the purchasers identified on the signature pages thereto.	8-K	000-51531	4.1	4/3/09

10.1	Third Agreement Regarding Private Placement of Securities by and among the registrant and the persons and entities listed on Exhibit A thereto.	8-K	000-51531	10.67	1/21/10

10.2	Sales Agreement, dated January 20, 2010, between the registrant and Cantor Fitzgerald & Co.	8-K	000-51531	10.68	1/21/10

10.3	Fourth Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of March 29, 2010, by and among the registrant and the investors identified on the signature pages thereto.	8-K	000-51531	10.1	4/2/10

10.4	Amended and Restated Sunesis Pharmaceuticals, Inc. 2009 Bonus Program.	8-K	000-51531	10.2	4/2/10

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.