Form 10-Q
period 2010-06-30
SUNESIS PHARMACEUTICALS INC
filed 2010-08-13
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 221,821,563 shares of common stock, $0.0001 par value per share, outstanding as of July 31, 2010.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$49,297,623	$4,258,715
Prepaids and other current assets	318,397	583,030

Total current assets	49,616,020	4,841,745
Property and equipment, net	127,246	263,111
Deposits and other assets	98,846	64,425

Total assets	$49,842,112	$5,169,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$766,824	$360,300
Accrued clinical expense	976,540	1,129,226
Accrued compensation	1,162,198	728,744
Other accrued liabilities	2,597,470	761,476
Current portion of deferred rent	26,015	27,943
Deferred revenue	—	27,083

Total current liabilities	5,529,047	3,034,772

Non-current portion of deferred rent	61,741	74,105

Commitments

Stockholders’ equity:
Convertible preferred stock	—	60,004,986
Common stock	22,118	3,590
Additional paid-in capital	410,078,591	298,469,584
Accumulated deficit	(365,849,385)	(356,417,756)

Total stockholders’ equity	44,251,324	2,060,404

Total liabilities and stockholders’ equity	$49,842,112	$5,169,281

(1)	The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenue:
Collaboration revenue	$14,583	$1,512,500	$27,083	$1,525,000
License and other revenue	—	2,000,000	—	2,211,547

Total revenues	14,583	3,512,500	27,083	3,736,547

Operating expenses:
Research and development	2,971,273	3,448,685	6,081,114	7,712,836
General and administrative	1,861,623	1,994,903	3,415,535	4,349,916
Restructuring charges	—	532	—	1,863,393

Total operating expenses	4,832,896	5,444,120	9,496,649	13,926,145

Loss from operations	(4,818,313)	(1,931,620)	(9,469,566)	(10,189,598)
Other income (expense), net	34,366	(20,946,844)	37,937	(21,052,301)

Net loss	(4,783,947)	(22,878,464)	(9,431,629)	(31,241,899)
Deemed distribution to preferred stockholders	—	(26,375,000)	—	(26,375,000)

Loss attributable to common stockholders	$(4,783,947)	$(49,253,464)	$(9,431,629)	$(57,616,899)

Basic and diluted loss attributable to common stockholders per common share	$(0.07)	$(1.43)	$(0.17)	$(1.67)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	65,473,222	34,412,870	54,226,396	34,411,327

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,431,629)	$(31,241,899)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	434,082	792,337
Depreciation and amortization	93,132	204,516
Non-cash expense related to private placement		21,016,997
Non-cash restructuring reversals, net	—	(1,396,287)
(Gain) loss on sale or disposal of property and equipment	(32,410)	52,350
Changes in operating assets and liabilities:
Accounts receivable	—	(1,500,000)
Prepaids and other current assets	264,633	530,323
Deposits and other assets	4,450	46,551
Accounts payable	406,524	83,545
Accrued clinical expense	(152,686)	(543,987)
Accrued compensation	433,454	(122,208)
Other accrued liabilities	60,994	(315,766)
Deferred rent	(14,292)	144
Deferred revenue	(27,083)	(25,000)

Net cash used in operating activities	(7,960,831)	(12,418,384)

Cash flows from investing activities
Purchases of property and equipment	(18,155)	—
Proceeds from sale of property and equipment	54,427	381,318
Purchases of marketable securities	—	(503,107)
Proceeds from maturities of marketable securities	—	4,310,618

Net cash provided by investing activities	36,272	4,188,829

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock and warrants in first closing of private placement, net	—	8,771,439
Proceeds from issuance of common stock in third closing of private placement	28,500,000	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	24,456,913	—
Proceeds from exercise of stock options and from employee stock purchase plan	6,554	3,599

Net cash provided by financing activities	52,963,467	8,775,038

Net increase in cash and cash equivalents	45,038,908	545,483
Cash and cash equivalents at beginning of period	4,258,715	6,296,942

Cash and cash equivalents at end of period	$49,297,623	$6,842,425

Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$60,004,986	$—

Cashless exercise of warrants	$3,063,793	$—

Deemed distribution to preferred stockholders	$—	$26,375,000

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2010, had cash and cash equivalents totaling $49.3 million and an accumulated deficit of $365.8 million.

The Company believes that currently available cash and cash equivalents are sufficient to fund its operations through at least December 31, 2011. Management expects to finance future cash needs primarily through equity issuances, debt arrangements, a possible partnership or license of development and/or commercialization rights to vosaroxin (formerly voreloxin), or a combination of the foregoing. Additional funding may not be available on acceptable terms, or at all.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. Management has determined that the Company operates as a single reportable segment. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2009 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following tables set forth the computation of basic and diluted loss per common share and the excluded potential common shares for outstanding securities as of the related period end dates:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(4,783,947)	$(22,878,464)	$(9,431,629)	$(31,241,899)
Deemed distribution to preferred stockholders	—	(26,375,000)	—	(26,375,000)

Loss attributable to common stockholders	$(4,783,947)	$(49,253,464)	$(9,431,629)	$(57,616,899)
Denominator:
Weighted-average common shares outstanding	65,473,222	34,412,870	54,226,396	34,411,327

Basic and diluted loss attributable to common stockholders per common share	$(0.07)	$(1.43)	$(0.17)	$(1.67)

Outstanding securities not included in calculations:
Convertible preferred stock, as-if converted	—	28,985,440	—	28,985,440
Warrants to purchase common stock	30,151,659	31,646,285	30,151,659	31,646,285
Options to purchase common stock	6,301,031	3,050,931	6,301,031	3,050,931

	36,452,690	63,682,656	36,452,690	63,682,656

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on available-for-sale securities. Comprehensive loss for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(4,783,947)	$(22,878,464)	$(9,431,629)	$(31,241,899)
Change in unrealized gain (loss) on marketable securities	—	127	—	(7,714)

Comprehensive loss	$(4,783,947)	$(22,878,337)	$(9,431,629)	$(31,249,613)

Accumulated other comprehensive income (loss) consists entirely of unrealized gains or losses on marketable securities as of each balance sheet date presented.

2. Strategic Collaborations

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

Pursuant to the terms of the collaboration agreement, the Company applied its Tethering technology to generate small molecule leads during the research term, for which it received research funding, which was paid in advance to support some of the Company’s scientific personnel. In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through this date. The Company had received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through June 30, 2010, including a $1.5 million milestone for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer, which was earned and recorded as revenue in June 2009, and the cash received in July 2009.

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

3. License Agreements

In March 2009, SARcode Corporation, or SARcode, a privately-held biopharmaceutical company, acquired the Company’s interest in all of its LFA-1 patents and related know-how that had previously been licensed to SARcode. The cash consideration of $2.0 million was recorded as revenue in April 2009, once all related materials had been transferred. The Company still holds three secured convertible promissory notes, with a total principal amount of $1.0 million, which it received upon entry into the initial license agreement in March 2006. The notes are due in 2012 and are convertible into the preferred stock of SARcode at the Company’s option. The Company has yet to record any amounts represented by these notes receivable as revenue, due to the uncertainty of their collectibility.

4. Stockholders’ Equity

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

Initial and Second Closings

The initial closing of $10.0 million of units of the Private Placement was completed in April 2009, and the second closing of $5.0 million of units was completed in October 2009. The per unit purchase price, which included a share of Series A convertible preferred stock and a warrant to purchase 10 shares of common stock, was $3.45 for both closings. The warrants have an exercise price of $0.22 per share and a term of seven years from the date of issuance. The net proceeds from the initial closing were $8.8 million, and net proceeds from the second closing were $4.7 million.

In the initial closing, the Company issued 2.9 million shares of Series A convertible preferred stock, which were initially convertible into 29.0 million shares of common stock and warrants to purchase an aggregate of 29.0 million shares of common stock. In the second closing, the Company issued 1.45 million shares of Series A convertible preferred stock, which were initially convertible into 14.5 million shares of common stock, and warrants to purchase 14.5 million shares of common stock.

During the six months ended June 30, 2010, warrants for an aggregate of 13.9 million shares of common stock were net exercised, resulting in the issuance of 10.6 million shares of common stock. As of June 30, 2010, warrants issued under the Private Placement for the purchase of 27.6 million shares of common stock were outstanding.

Common Equity Closing

On June 30, 2010, the Company completed the third and final closing of the Private Placement, issuing 103.6 million shares of common stock to the investors at a purchase price of $0.275 per share, for gross proceeds of $28.5 million and estimated net proceeds of $26.7 million. Total commissions and closing costs of $1.8 million were included in other accrued liabilities in the balance sheet as of June 30, 2010. In conjunction with this common equity closing, each of the 4.3 million outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement were converted into 10 shares of common stock, and as a result, 43.5 million shares of common stock were issued on June 30, 2010. Following these transactions, as of the close of business on June 30, 2010, the Company had 221,175,163 shares of common stock outstanding.

Other Investor Rights

The investors in the Private Placement received a number of additional rights as a result of their convertible preferred stock ownership, which expired upon conversion of the Series A preferred stock into common stock on June 30, 2010. These rights included the right to approve any sale of the Company, any issuance of debt or preferred stock, certain issuances of common stock, and certain liquidation preferences.

Accounting Treatment

On January 1, 2010, due to amendments to the Private Placement agreements effected on October 27, 2009, the Series A convertible preferred stock became potentially redeemable upon certain events that are outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that was outstanding at that time was reclassified to mezzanine equity, outside of stockholders’ equity. On March 29, 2010, as a result of the additional amendments to the Private Placement agreements, the Series A convertible preferred stock was reclassified back into stockholders’ equity. On May 1, 2010, the Series A convertible preferred stock again became potentially redeemable upon certain events that are outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that was outstanding at that time was reclassified outside of stockholders’ equity. On June 30, 2010, upon conversion of the Series A preferred stock into common stock, the value of the Series A convertible preferred stock was reclassified to common stock within stockholders’ equity.

Controlled Equity Offering

On January 20, 2010, the Company entered into its first controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time with Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of between 3% and 5% of the gross proceeds from each sale. As of March 31, 2010, the Company had sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of the total $15.0 million available under the facility. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility.

On April 28, 2010, the Company entered into a second controlled equity offering sales agreement with Cantor, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3% of the gross proceeds from each sale. As of June 30, 2010, the Company had sold an aggregate of 11.7 million shares of common stock at an average price of approximately $0.91 per share for gross proceeds of $10.7 million. Net proceeds were $10.3 million after deducting Cantor’s commission and costs to set up the facility. As of June 30, 2010, $9.3 million of common stock was available to be sold under this facility.

5. Stock-Based Compensation

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$74,590	$81,904	$151,186	$182,716
General and administrative	149,983	324,438	280,796	609,556

Total employee stock-based compensation expense	$224,574	$406,342	$431,982	$792,272

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Assumptions:
Expected term (years)	4.5	4.0	4.5	4.0
Expected volatility	88.4%	85.8%	88.4%	85.8%
Risk-free interest rate	1.6%	2.1%	1.6%	2.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value:
Weighted-average grant date fair value per share	$0.54	$0.18	0.54	$0.18
Options granted to employees	70,000	120,000	70,000	120,000

Total estimated grant date fair value	$38,000	$22,000	$38,000	$22,000

The estimated fair value of stock options that vested in the three months ended June 30, 2010 and 2009 was $0.2 million and $0.4 million, respectively, and for the six months ended June 30, 2010 and 2009 was $0.5 million and $0.7 million, respectively.

Purchase rights for 10,584 and 9,408 shares were granted under the ESPP during the three and six months ended June 30, 2010 and 2009, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $0.20 and $0.47 per share for the three months ended June 30, 2010 and 2009, respectively, and $0.20 and $0.37 per share for the six months ended June 30, 2010 and 2009, respectively.

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

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	6,407,309	$1.64
Options granted	70,000	0.82
Options exercised	(7,500)	0.49
Options canceled, forfeited or expired	(168,778)	3.78

Outstanding as of June 30, 2010	6,301,031	1.57	7.93	$67,650

Vested and expected to vest as of June 30, 2010	5,958,786	$1.63	7.86	$65,511
Exercisable as of June 30, 2010	3,147,277	$2.47	6.86	$40,697

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on June 30, 2010.

The intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0 and $3,000, respectively. There were no options exercised during the six months ended June 30, 2009. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $1.2 million as of June 30, 2010, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.7 years.

6. Fair Value Measurements

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

As of June 30, 2010 and December 31, 2009, the Company held no financial assets that were measured on a recurring basis other than money market funds of $20.5 million and $4.2 million, respectively, which were valued based on Level 1 inputs and had no associated unrealized gains or losses. Money market funds are classified as available-for-sale securities. There were no realized gains or losses on the sale of available-for-sale securities in the six months ended June 30, 2010 and 2009.

7. Restructuring Charges

In the first quarter of 2009, the Company recorded a restructuring charge of $0.6 million for employee severance and related benefit costs related to a restructuring plan initiated in March 2009. The severance payments were made in the second quarter of 2009, and other personnel-related expenses such as employee benefits were paid over the remainder of 2009. These charges are included in “Restructuring charges” in the statement of operations for the six months ended June 30, 2009.

Additionally, in the first quarter of 2009, the Company recorded net restructuring charges of $1.3 million for lease termination activities related to a corporate realignment initiated in June 2008 to focus on the development of vosaroxin (formerly voreloxin). The net charge included $2.2 million for a lease termination fee that was paid in January 2009 and $0.4 million for third-party commissions, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility. These charges are included in “Restructuring charges” in the statement of operations for the six months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including:

•	our strategy, including our plans with respect to presenting clinical data and initiating clinical trials;

•	our research and development programs, including clinical testing;

•	sufficiency of our cash resources and our ability to raise additional funding to fully finance our pivotal clinical trial of vosaroxin (formerly voreloxin);

•	any statements concerning proposed regulatory activities or licensing or collaborative arrangements,

•	our research and development and other expenses;

•	our operations and legal risks; and

•	assumptions underlying any of the foregoing.

In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements contained in this report.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiary, except where it is made clear that the term means only the parent company.

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid tumor cancers. Our efforts are currently focused primarily on the development of vosaroxin (formerly voreloxin) for the treatment of acute myeloid leukemia, or AML. We have built a highly experienced cancer drug development organization committed to advancing our lead product candidate, vosaroxin, in multiple indications to improve the lives of people with cancer.

We own worldwide development and commercialization rights to vosaroxin. Vosaroxin is a first-in-class anti-cancer quinolone derivative, or AQD, a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication, and have demonstrated promising preclinical anti-tumor activity.

Based on data from our Phase 2 clinical trial of vosaroxin in combination with cytarabine in first relapsed or primary refractory AML, together with formal guidance received from both U.S. and European regulatory agencies, we are currently preparing for a multi-national, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML. We plan to initiate the trial in the second half of 2010. The trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo with cytarabine. With 450 evaluable patients, the trial is designed to have a 90% probability of detecting a 40% difference in overall survival. The trial is designed to include a single pre-specified interim analysis by an independent Data Safety Monitoring Board, or DSMB, that will enable a one-time sample size adjustment of 225 additional evaluable patients if deemed necessary by the DSMB to maintain adequate statistical power across a broader range of potential survival outcomes.

We are also continuing through the closing stages of three fully-enrolled clinical trials of vosaroxin:

•	a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with first relapsed or primary refractory AML, for which 108 patients were dosed;

•	a Phase 2 trial (known as REVEAL-1) in previously untreated elderly patients with AML, for which a total of 113 patients were dosed in one of three dosing schedules; and

•	a Phase 2 single agent trial in platinum-resistant ovarian cancer patients, for which a total of 137 patients were dosed in one of three dosing schedules.

The most recent data from these studies were presented at the American Society of Clinical Oncology 2010 Annual Meeting in June 2010. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation to vosaroxin for the treatment of AML.

In July 2010, we announced that the European Patent Office has granted us a patent covering combinations of vosaroxin with cytarabine, the standard-of-care treatment for AML. Following completion of the patent validation process, the patent will provide coverage for such combination products in 30 member states of the European Patent Convention through 2025.

In March 2009, we entered into agreements with accredited investors, including certain members of management, providing for the private placement of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, or the Private Placement. We completed the initial closing of $10.0 million in April 2009, resulting in net proceeds of $8.8 million, and the second closing of $5.0 million in October 2009, for net proceeds of $4.7 million.

On June 30, 2010, we completed the third and final closing of the Private Placement, issuing 103.6 million shares of common stock to the investors at a purchase price of $0.275 per share, for gross proceeds of $28.5 million and estimated net proceeds of $26.7 million. In conjunction with this closing, each of the 4.3 million outstanding shares of Series A convertible preferred stock issued in the initial and second closings was converted into 10 shares of common stock, and as a result, 43.5 million shares of common stock were issued on June 30, 2010.

On January 20, 2010, we entered into our first controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Cantor acting as agent and/or principal, subject to certain conditions. As of March 31, 2010, we had sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of the total $15.0 million available under the facility. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility.

On April 28, 2010, we entered into a second controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of June 30, 2010, we had sold an aggregate of 11.7 million shares of common stock at an average price of approximately $0.91 per share for gross proceeds of $10.7 million. Net proceeds were $10.3 million after deducting Cantor’s commission and costs to set up the facility. As of June 30, 2010, $9.3 million of common stock was available to be sold under this facility.

We have incurred significant losses in each year since our inception. As of June 30, 2010, we had cash and cash equivalents of $49.3 million and an accumulated deficit of $365.8 million. We expect to continue to incur significant net losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for vosaroxin. We believe that currently available cash and cash equivalents are sufficient to fund our operations through at least December 31, 2011.

On March 31, 2010, we received a letter from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that we do not comply with the minimum $1.00 per share requirement for a continued listing on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rules, we have been afforded 180 calendar days, or until September 27, 2010, to regain compliance. To regain compliance, the bid price of our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to September 27, 2010. If we do not demonstrate compliance with this requirement by September 27, 2010, but meet The NASDAQ Capital Market initial inclusion criteria at that time, except for the $1.00 per share bid price requirement, we expect that the Staff will notify us that we have been granted an additional 180 calendar day compliance period, as permitted under NASDAQ’s Listing Rules.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2010 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

There are no accounting pronouncements that we recently adopted or are pending our adoption that are expected to have a material impact on our financial position or results of operations.

Results of Operations

Revenue

Total revenues were $15,000 and $27,000 for the three and six months ended June 30, 2010 as compared to $3.5 million and $3.7 million for the same periods in 2009. Collaboration revenue in the 2009 periods was primarily comprised of a $1.5 million milestone earned from Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer. License and other revenue in the 2009 periods was primarily comprised of $2.0 million from the sale to SARcode of our interest in all patents and related know-how that had previously been the subject of a license agreement with them. In connection with the sale, the license agreement was terminated and we will not receive any future license fees, milestones or royalties under that license. We still hold three secured convertible promissory notes issued under the original license agreement, with a total principal value of $1.0 million, which are due in 2012 and are convertible into the preferred stock of SARcode at our option. We have yet to record the amount represented by these notes as revenue, due to uncertainty of their collectibility.

As of June 30, 2010, our only remaining ongoing collaboration is with Biogen Idec. Our collaboration with Merck & Co., Inc. terminated in June 2010 and our collaboration with Johnson & Johnson Pharmaceutical Research & Development LLC terminated in January 2010. We are entitled to receive milestone payments under our collaboration with Biogen Idec upon the achievement of certain milestones by them. Additionally, we are entitled to receive royalty payments based on future sales of products, if any, resulting from this collaboration, although we do not expect to generate any royalty revenue from this collaboration in the foreseeable future, if at all. We expect to have substantially lower collaboration revenue in 2010 and in future years from our existing collaboration with Biogen Idec unless any products that may result from it advance to a level where significant milestones and/or royalties will be payable to us.

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue in the foreseeable future.

Research and Development Expense

Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•	in the discovery and development of novel small molecule therapeutics and the advancement of product candidates towards clinical trials;

•	in the execution of clinical trials, including those for vosaroxin;

•	in the development of novel fragment-based drug discovery methods;

•	in the development of in-house research, preclinical study and development capabilities;

•	in connection with in-licensing activities; and

•	in the conduct of activities we are required to perform in connection with our strategic collaborations.

We expense all research and development costs as they are incurred.

Research and development expense was $3.0 million and $6.1 million for the three and six months ended June 30, 2010, as compared to $3.4 million and $7.7 million for the same periods in 2009, substantially all relating to the vosaroxin development program. The decrease of $0.4 million between the three month periods was primarily due to a decrease in clinical expenses. The decrease of $1.6 million between the six month periods was primarily due to decreases in clinical expenses of $0.9 million, outside services of $0.4 million, facility costs of $0.2 million and headcount-related expenses of $0.1 million.

We are currently focused on completing Phase 2 clinical trials and preparing for a Phase 3 pivotal clinical trial of vosaroxin, which we plan to initiate in the second half of 2010. As a result, we expect research and development expense to increase significantly in the second half of 2010 as compared to the first half, and for 2010 as a whole as compared to 2009.

We are currently developing vosaroxin in targeted indications and patient populations. Based on results of translational research, clinical results, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication on an ongoing basis. This will affect our research and development expense going forward.

If we engage a development or commercialization partner for our vosaroxin program, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future collaborative or licensing arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the additional substantial costs we will incur in the vosaroxin development program.

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

General and administrative expense was $1.9 million and $3.4 million for the three and six months ended June 30, 2010, as compared to $2.0 million and $4.3 million for the same periods in 2009. The decrease of $0.1 million between the three month periods was primarily due to headcount-related expenses. The decrease of $0.9 million between the six month periods was primarily due to a restructuring plan initiated in March 2009, or the 2009 Restructuring, which resulted in a reduction of $0.7 million in headcount-related expenses. Additionally, facilities costs were reduced by $0.2 million between the six month periods. For 2010 as a whole, we expect general and administrative expense to be generally comparable to 2009.

Restructuring Charges

Restructuring charges were $1.9 million for the six months ended June 30, 2009, which included $1.3 million for lease termination activities related to a restructuring plan initiated in June 2008, or the 2008 Restructuring, and $0.6 million for employee severance and related benefit costs related to the 2009 Restructuring. There were no such restructuring activities in the six months ended June 30, 2010.

Other Income (Expense), Net

Net other income was $34,000 and $38,000 for the three and six months ended June 30, 2010, as compared to net other expense of $20.9 million and $21.1 million for the same periods in 2009. The expense in the 2009 periods was primarily comprised of non-cash charges of $21.0 million related to the accounting for the Private Placement, comprising of $7.5 million recorded upon the initial closing in April 2009 and $13.5 million upon the revaluation in June 2009 of the options to participate in the second closing and common equity closing.

Deemed Distribution to Preferred Stockholders

In June 2009, as a result of amendments to the Private Placement agreements, certain of the instruments issued in the Private Placement were revalued, resulting in the recording of a deemed distribution to preferred stockholders of $26.4 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, research funding, technology access fees and milestone payments from our collaboration partners, research grants, loans from Biogen Idec and other debt financings.

Our cash and cash equivalents totaled $49.3 million as of June 30, 2010, as compared to $4.3 million as of December 31, 2009. The increase of $45.0 million was primarily due to gross proceeds of $28.5 million received from the third closing of the Private Placement and net proceeds of $24.5 million received from sales of our common stock through Cantor, partially offset by $8.0 million of net cash used in operating activities. No debt was outstanding as of June 30, 2010.

On June 30, 2010, we completed the third and final closing of the Private Placement, issuing 103.6 million shares of common stock to the investors at a purchase price of $0.275 per share, for gross proceeds of $28.5 million. Net proceeds are estimated to be $26.7 million after commissions and closing costs, which are due in the third quarter of 2010.

On January 20, 2010, we entered into our first controlled equity offering sales agreement with Cantor, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Cantor acting as agent and/or principal. As of March 31, 2010, we had sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of the total $15.0 million available under the facility. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility.

On April 28, 2010, we entered into a second controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal, subject to certain conditions. Cantor is entitled to a 3% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. As of June 30, 2010, we had sold an aggregate of 11.7 million shares of common stock at an average price of approximately $0.91 per share for gross proceeds of $10.7 million. Net proceeds were $10.3 million after deducting Cantor’s commission and costs to set up the facility. As of June 30, 2010, $9.3 million of common stock was available to be sold under this facility.

Cash Flows

Net cash used in operating activities was $8.0 million for the six months ended June 30, 2010, as compared to $12.4 million for the same period in 2009. Net cash used in the 2010 period resulted primarily from the net loss of $9.4 million, partially offset by changes in operating assets and liabilities of $0.9 million and net adjustments for non-cash items of $0.5 million, primarily related to stock-based compensation. Net cash used in the 2009 period resulted primarily from the net loss of $31.2 million and changes in operating assets and liabilities of $1.8 million, including $1.5 million related to accounts receivable, partially offset by net adjustments for non-cash items of $20.7 million, including non-cash expense of $21.0 million related to the Private Placement, and a credit of $1.4 million for deferred rent related to the 2008 Restructuring.

Net cash provided by investing activities was $36,000 for the six months ended June 30, 2010, as compared to $4.2 million for the same period in 2009. Net cash provided in the 2009 period consisted of net proceeds from marketable securities transactions of $3.8 million and proceeds from the sale of property and equipment totaling $0.4 million.

Net cash provided by financing activities was $53.0 million for the six months ended June 30, 2010, as compared to $8.8 million for the same period in 2009. Net cash provided in the 2010 period consisted primarily of gross proceeds of $28.5 million from the third closing of the Private Placement and net proceeds of $24.5 million from sales of common stock under the two agreements with Cantor. Net cash provided in the 2009 period consisted primarily of the net proceeds from the initial closing of the Private Placement transaction.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We need to raise substantial additional funding to complete the development and commercialization of vosaroxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials for vosaroxin, need for additional clinical trials, and other development activities;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the economic and other terms and timing of any licensing or partnering arrangement into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

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

We believe that currently available cash and cash equivalents are sufficient to fund our operations through at least December 31, 2011. Management expects to finance future cash needs primarily through equity issuances, debt arrangements, a possible partnership or license of development and/or commercialization rights to vosaroxin, or a combination of the foregoing.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through the above means. However, we do not know whether additional funding will be available on acceptable terms, or at all. Our failure to raise significant additional capital in the future would require us to delay or reduce the scope of our vosaroxin development program and limit our ability to continue operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There were no material changes in our contractual obligations in the six months ended June 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K filed with the SEC on March 31, 2010 for a description of contractual obligations as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to fully finance a planned pivotal trial of vosaroxin and continue our operations.*

We need to raise substantial additional funding in the near term to fully finance a planned pivotal clinical trial of vosaroxin (formerly voreloxin). If we are unable to raise substantial additional funding on acceptable terms or at all, we will be forced to delay or reduce the scope of our vosaroxin development program and/or limit or cease our operations.

In addition, we will need to raise substantial additional capital to:

•	fund additional clinical trials of vosaroxin and seek regulatory approvals;

•	continue and expand our development activities;

•	hire additional development personnel;

•	maintain, defend and expand the scope of our intellectual property portfolio;

•	implement additional internal systems and infrastructure; and

•	build or access manufacturing and commercialization capabilities.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, need for additional clinical trials, and other development activities;

•	the economic and other terms and timing of any licensing or other partnering arrangement into which we may enter;

•	the costs associated with building or accessing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals; and

•	the effect of competing technological and market developments.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, a possible partnership or license of development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all.

Our independent registered public accounting firm has indicated that our recurring operating losses raise substantial doubt as to our ability to continue as a going concern.*

Our audited financial statements for the year ended December 31, 2009 were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm indicated in their audit report on our 2009 consolidated financial statements that our recurring operating losses and cash and cash equivalents balance as of December 31, 2009 raised substantial doubt as to our ability to continue as a going concern. Notwithstanding the third closing of the Private Placement on June 30, 2010, we still need to raise substantial additional funding to fully finance a planned pivotal clinical trial of vosaroxin. We will be forced to delay or reduce the scope of our vosaroxin development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our future working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Unfavorable economic and market conditions may make it more difficult and costly to raise additional capital.

The deterioration in worldwide economic conditions and the disruption to the credit and financial markets in the United States and worldwide have led to reduced credit availability. Banks have tightened their lending standards and investors have been unwilling to buy certain corporate stock and bonds. If economic conditions continue to affect the capital markets, our ability to raise capital may be adversely affected.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008 were $9.4 million, $40.2 million and $37.2 million, respectively. As of June 30, 2010, we had an accumulated deficit of $365.8 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing pivotal and Phase 3 clinical trials for vosaroxin, as we conduct development of, and seek regulatory approvals for, vosaroxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

Our business model had been based in part upon entering into strategic collaborations for the discovery and/or the development of some of our product candidates. To date, we have derived substantially all of our revenue from research collaboration agreements with Biogen Idec, Inc. Merck & Co., and Johnson & Johnson Pharmaceutical Research & Development LLC. As of June 30, 2010, our only remaining ongoing collaboration is with Biogen Idec; however, the research phase for this collaboration is completed. We do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The development of vosaroxin could be halted or significantly delayed for various reasons; our clinical trials for vosaroxin may not demonstrate safety or efficacy or lead to regulatory approval.

Vosaroxin is vulnerable to the risks of failure inherent in the drug development process. We need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the FDA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

For example, we terminated two Phase 2 clinical trials of vosaroxin in small cell and non-small cell lung cancer. We ceased development of SNS-032 and terminated our related license agreement with BMS after completion of a Phase 1 clinical trial as no responses demonstrating efficacy were observed in that trial. In addition, in our Phase 1 clinical trial of SNS-314, a maximum tolerated dose was not established and no responses were observed. As a result, we have suspended further development of SNS-314. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate them. If clinical trials are halted, or if they do not show that vosaroxin is safe and effective in the indications for which we are seeking regulatory approval, our future growth will be limited and we may not have any other product candidates to develop.

We do not know whether our ongoing clinical trials or any other future clinical trials with vosaroxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

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

In March 2008, we informed the FDA of a stability observation in our vosaroxin finished drug product, or FDP. Specifically, visible particles were observed during stability studies of one of our vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin active pharmaceutical ingredient, or API, that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to attempt to control the impurity and thereby prevent particle formation. Two lots of vosaroxin API manufactured using the revised manufacturing process have been formulated into FDP lots that have both completed 12 months of stability testing at room temperature without formation of particles. These FDP lots are currently being used in our clinical trials. It will take time to evaluate whether or not this revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in these FDP lots over the longer term, and to evaluate whether or not such control of particle formation would also be reliably and consistently achieved in subsequent lots over the shorter or longer term. We provided updates on the results from our process optimization activities to the FDA in December 2008, and again most recently in October 2009 within the briefing materials that were discussed at the January 2010 CMC-focused End-of-Phase 2 meeting with the FDA. If the change in manufacturing process does not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA, which could include temporary clinical hold until the issue has been resolved to their satisfaction.

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely effected by negative results from completed trials. Vosaroxin is being tested in patients with AML and ovarian cancer, which can be difficult patient populations to recruit.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA or other regulatory agencies.

Prior to receiving approval to commercialize vosaroxin or future product candidates, if any, in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaboration partners believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities.

We rely on third parties to manufacture our vosaroxin drug product and its active pharmaceutical ingredient, and depend on one of two suppliers for production of the drug product and for production of the active pharmaceutical ingredient. There are a limited number of manufacturers that are capable of manufacturing vosaroxin.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture both the vosaroxin API and FDP. The API is classified as a cytotoxic substance, limiting the available manufacturers. We believe that there are at least five contract manufacturers in North America with suitable capabilities for API manufacture, and at least four that can manufacture FDP. We currently have established relationships with only two manufacturers for API and two manufacturers for FDP. If either of our third-party API or FDP manufacturers is unable or unwilling to produce vosaroxin, we may need to establish a contract with another supplier. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API or FDP for six to nine months, during which time we would rely on current inventory to supply our drug product manufacturing activities. We expect to continue to depend on third-party contract manufacturers for all our API and FDP needs in the foreseeable future.

Vosaroxin requires precise, high quality manufacturing. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards. Our contract manufacturers’ failure to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for vosaroxin, cost overruns or other problems that could seriously harm our business.

To date, vosaroxin has been manufactured in small quantities for preclinical studies and clinical trials. Prior to being approved for commercial sale, we will need to manufacture finished drug product in larger quantities. Significant scale-up of manufacturing will be accompanied by process validation studies, which are required to be reviewed by the FDA prior to approval. If we are unable to successfully increase the manufacturing capacity for vosaroxin, the regulatory approval or commercial launch may be delayed or there may be a shortage in commercial supply.

Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. For example, because we rely on only two suppliers for vosaroxin API and for FDP, the failure of such suppliers to have sufficient quantities of vosaroxin or to supply it on a timely basis, or at all, would negatively affect us. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

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

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing vosaroxin.

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

•	substantial damages for past infringement, which we may have to pay if a court determines that vosaroxin or any future product candidates infringe a third party’s patent or other proprietary rights;

•

a court order prohibiting us from selling or licensing vosaroxin or any future product candidates unless a third party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

If our competitors develop and market products that are more effective, safer or less expensive than vosaroxin, our commercial opportunities will be negatively impacted.*

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML and ovarian cancer. Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies that currently exist or are being developed. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for, and marketing, drugs.

We believe that our ability to successfully compete in the marketplace with vosaroxin and any future product candidates, if any, will depend on, among other things:

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

Some of the current key competitors of vosaroxin in AML include Genzyme Corporation’s clofarabine, Eisai Corporation’s decitabine and Celgene Corporation’s azacitidine, any or all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is vosaroxin. Liposomal doxorubicin and topotecan are current standards of care in platinum-resistant ovarian cancer patients, and we are aware that several of our competitors have ongoing Phase 3 clinical trials for this indication.

We expect competition for vosaroxin to increase as additional products are developed and approved to treat AML and ovarian cancer in various patient populations. If our competitors market products that are more effective, safer or less expensive than vosaroxin or our other future products, if any, or that reach the market sooner we may not achieve commercial success or substantial market penetration. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by our competitors may render vosaroxin or any future product candidates obsolete.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize vosaroxin.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our planned and existing clinical trials for vosaroxin. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

Our proprietary rights may not adequately protect vosaroxin or future product candidates, if any.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for vosaroxin and any future product candidates in the United States and other countries. We own, co-own or have rights to a significant number of issued U.S. and foreign patents and pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA, we may not be able to recover our development costs prior to the expiration of these patents.

The vosaroxin API composition of matter is covered by U.S. patent 5,817,669 and its counterpart patents and patent applications in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. We do not know whether patent term extensions and data exclusivity periods will be available in the future. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product.

Any future workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.

We have, in the past, implemented a number of workforce reductions. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or the work product of current or former personnel could hamper or prevent our ability to commercialize vosaroxin, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing vosaroxin.

We currently have no sales or distribution capabilities and limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in North America, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems to commercialize vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We depend on various consultants and advisors for the success and continuation of our development efforts.

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

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of vosaroxin.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a new drug application or NDA, from the FDA, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin. None of our collaboration partners have had a product resulting from our collaboration enter clinical trials. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

Regulatory approval of an NDA or NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. While we plan to commence a pivotal clinical trial of vosaroxin for the treatment of AML in 2010, we may not be able to reach agreement with the FDA on a development plan that would support potential regulatory approval based on the results of the clinical trials that we anticipate.

The FDA or a foreign regulatory authority can delay, limit or deny approval of a drug candidate for many reasons, including:

•	the drug candidate may not be deemed safe or effective;

•	regulatory officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA or foreign regulatory authority might not approve our or our third-party manufacturers’ processes or facilities; or

•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations.

We may be subject to costly claims related to our clinical trials and may not be able to obtain adequate insurance.

Because we conduct clinical trials in humans, we face the risk that the use of vosaroxin or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10.0 million in aggregate, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

Even if we receive regulatory approval to sell vosaroxin, the market may not be receptive to vosaroxin.

Even if vosaroxin obtains regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	timing of market introduction of competitive products;

•	efficacy of our product;

•	prevalence and severity of any side effects;

•	potential advantages or disadvantages over alternative treatments;

•	strength of marketing and distribution support;

•	price of vosaroxin, both in absolute terms and relative to alternative treatments; and

•	availability of reimbursement from health maintenance organizations and other third-party payors.

For example, the potential toxicity of single and repeated doses of vosaroxin has been explored in a number of animal studies that suggest the dose-limiting toxicities in humans receiving vosaroxin may be similar to some of those observed with approved cytotoxic agents, including reversible toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1 and Phase 2 clinical trials of vosaroxin, we have witnessed the following side effects, irrespective of causality, ranging from mild to more severe: lowered white blood cell count that may lead to a serious or possibly life-threatening infection, hair loss, mouth sores, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath, diarrhea and intestinal blockage.

If vosaroxin fails to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

Even if we receive regulatory approval for vosaroxin, we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize vosaroxin.

Any regulatory approvals that we or our collaboration partners receive for vosaroxin or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market vosaroxin or our future products and we may not achieve or sustain profitability.

The coverage and reimbursement status of newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement could limit our ability to market vosaroxin and decrease our ability to generate revenue.

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of vosaroxin and our future products, if any, in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products. These payors may not view our future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our future products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our future products may reduce any future product revenue.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing vosaroxin abroad.

We intend to market vosaroxin in international markets. In order to market vosaroxin in Canada, the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize vosaroxin or any other future products in any market.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market vosaroxin in both the United States and foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to vosaroxin. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of vosaroxin to other available therapies. If reimbursement of vosaroxin is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Risks Related to Our Common Stock

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.*

On March 31, 2010, we received a letter from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that we do not comply with the minimum $1.00 per share requirement for a continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. In accordance with NASDAQ Listing Rules, we have been afforded 180 calendar days, or until September 27, 2010, to regain compliance. To regain compliance, the bid price of our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to September 27, 2010, unless the Listing Qualifications Department exercises its discretion to extend this 10-day period. If we do not demonstrate compliance by September 27, 2010, but meet The NASDAQ Capital Market initial inclusion criteria at that time, except for the $1.00 per share bid price requirement, we expect that the Staff will notify us that we have been granted an additional 180 calendar day compliance period, as permitted under NASDAQ’s Listing Rules. If we do not regain compliance with the Bid Price Requirement by September 27, 2010 and are not eligible for an additional compliance period at that time, the Listing Qualifications Department will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a NASDAQ Listing Qualifications Panel, or Panel. Our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination to the Panel, that such appeal would be successful.

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

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the six months ended June 30, 2010, our common stock traded as low as $0.44 and as high as $1.62, and in 2009, traded as low as $0.05 and as high as $2.43. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	failure to raise additional capital to carry through with our clinical development plans and current and future operations;

•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin;

•

announcements of FDA non-approval of vosaroxin, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of vosaroxin or our future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	announcements relating to our collaboration with Biogen Idec;

•	actual and anticipated fluctuations in our quarterly operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of new products by our competitors;

•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;

•	market acceptance of vosaroxin or our future products, if any;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of vosaroxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

The ownership of our capital stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.*

Our executive officers and directors and their affiliates beneficially owned approximately 44.6% of our outstanding capital stock as of June 30, 2010, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are at risk of securities class action litigation.*

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

On June 30, 2010, we completed the third and final closing of the Private Placement, as described in our Current Report on Form 8-K filed with the SEC on June 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 13, 2010	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K/A	000-51531	3.1	5/23/07

3.2	Amended and Restated Bylaws of the registrant.	8-K	000-51531	3.2	12/11/07

3.3	Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.3	4/3/09

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the registrant.	S-8	333-160528	3.4	7/10/09

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.4	11/2/09

3.6	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.5	1/21/10

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock certificate of the registrant.	S-1	333-121646	4.1	12/23/04

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the registrant and the purchasers identified on the signature pages thereto.	8-K	000-51531	4.1	4/3/09

10.1	Sales Agreement, dated April 29, 2010, by and between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	4/29/10

10.2	Summary of Non-Employee Director Cash Compensation Arrangements					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.