Form 10-Q
period 2010-09-30
SUNESIS PHARMACEUTICALS INC
filed 2010-11-04
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 266,064,806 shares of common stock, $0.0001 par value per share, outstanding as of October 15, 2010.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$14,140,109	$4,258,715
Marketable securities	26,653,325	—
Prepaids and other current assets	2,025,721	583,030

Total current assets	42,819,155	4,841,745
Property and equipment, net	98,480	263,111
Deposits and other assets	59,974	64,425

Total assets	$42,977,609	$5,169,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,163	$360,300
Accrued clinical expense	1,430,072	1,129,226
Accrued compensation	599,375	728,744
Other accrued liabilities	1,154,847	761,476
Current portion of deferred rent	25,051	27,943
Deferred revenue	—	27,083

Total current liabilities	3,517,508	3,034,772

Non-current portion of deferred rent	54,789	74,105

Commitments

Stockholders’ equity:
Convertible preferred stock	—	60,004,986
Common stock	22,192	3,590
Additional paid-in capital	410,308,771	298,469,584
Accumulated other comprehensive income	7,768	—
Accumulated deficit	(370,933,419)	(356,417,756)

Total stockholders’ equity	39,405,312	2,060,404

Total liabilities and stockholders’ equity	$42,977,609	$5,169,281

(1)	The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenue:
Collaboration revenue	$—	$12,500	$27,083	$1,537,500
License and other revenue	—	—	—	2,211,547

Total revenues	—	12,500	27,083	3,749,047

Operating expenses:
Research and development	3,478,656	3,355,977	9,559,770	11,068,814
General and administrative	1,804,173	1,533,367	5,219,708	5,883,283
Restructuring charges	—	70,375	—	1,933,767

Total operating expenses	5,282,829	4,959,719	14,779,478	18,885,864

Loss from operations	(5,282,829)	(4,947,219)	(14,752,395)	(15,136,817)

Other income (expense), net	198,795	(1,855)	236,732	(21,054,157)

Net loss	(5,084,034)	(4,949,074)	(14,515,663)	(36,190,974)
Deemed distribution to preferred stockholders	—	—	—	(26,375,000)

Loss attributable to common stockholders	$(5,084,034)	$(4,949,074)	$(14,515,663)	$(62,565,974)

Basic and diluted loss attributable to common stockholders per common share	$(0.02)	$(0.14)	$(0.13)	$(1.82)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	221,819,920	34,419,185	110,704,800	34,413,977

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities
Net loss	$(14,515,663)	$(36,190,974)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	689,192	1,138,927
Depreciation and amortization	121,899	283,285
Non-cash expense related to private placement	—	21,016,997
Non-cash restructuring reversals, net	—	(1,396,287)
Exchange gain on marketable securities	(157,359)	—
(Gain) loss on sale or disposal of property and equipment	(82,239)	56,188
Changes in operating assets and liabilities:
Prepaids and other current assets	(1,442,691)	504,664
Deposits and other assets	43,322	46,551
Accounts payable	(52,137)	(208,775)
Accrued clinical expense	300,846	(658,403)
Accrued compensation	(129,369)	(1,026)
Other accrued liabilities	93,551	(480,043)
Deferred rent	(22,208)	(3,813)
Deferred revenue	(27,083)	12,500

Net cash used in operating activities	(15,179,939)	(15,880,209)

Cash flows from investing activities
Purchases of property and equipment	(18,155)	(6,140)
Proceeds from sale of property and equipment	104,255	391,174
Purchases of marketable securities	(26,488,198)	(503,107)
Proceeds from maturities of marketable securities	—	4,817,110

Net cash (used in) provided by investing activities	(26,402,098)	4,699,037

Cash flows from financing activities

Proceeds from issuance of convertible preferred stock and warrants in first closing of private placement, net	—	8,752,953
Proceeds from issuance of common stock in third closing of private placement, net	26,713,214	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	24,743,663	—
Proceeds from exercise of stock options and from employee stock purchase plan	6,554	3,599

Net cash provided by financing activities	51,463,431	8,756,552

Net increase in cash and cash equivalents	9,881,394	(2,424,620)
Cash and cash equivalents at beginning of period	4,258,715	6,296,942

Cash and cash equivalents at end of period	$14,140,109	$3,872,322

Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$60,004,986	$—

Cashless exercise of warrants	$3,063,793	$—

Deemed distribution to preferred stockholders	$—	$26,375,000

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Overview

Sunesis Pharmaceuticals, Inc. (the “Company” or “Sunesis”) was incorporated in the state of Delaware on February 10, 1998, and its facilities are located in South San Francisco, California. Sunesis is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of hematologic and solid tumor cancers. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials and raising capital. The Company is currently preparing to initiate a multi-national, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial of vosaroxin (formerly voreloxin) in combination with cytarabine in patients with relapsed or refractory AML, or the Phase 3 VALOR trial.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2010, had cash, cash equivalents and marketable securities totaling $40.8 million and an accumulated deficit of $370.9 million.

Sunesis believes that with $55.1 million in cash, cash equivalents and marketable securities following the October 6, 2010 financing (see Note 8), the Company currently has the resources available and accessible to fund its operations until the planned unblinding of the Phase 3 VALOR trial in mid-2013. To the extent that the costs of the Phase 3 VALOR trial exceed the Company’s current estimates or the Company is unable to raise sufficient additional capital through the controlled equity offering facility or otherwise, the Company will need to either reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

The Company will need to raise substantial additional capital if it is required to expand the number of patients included in the Phase 3 VALOR trial based on the pre-specified interim analysis of data from the trial. In addition, the Company will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. The Company expects to finance its significant future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

As part of the Phase 3 VALOR trial, payables are incurred for services that are originally denominated in foreign currencies. According to its investment policy, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies to manage the risk of future movements in foreign exchange rates that would affect such payables. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter.

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

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. Significant estimates, assumptions and judgments made by management include those related to revenue recognition, clinical trial accounting, stock-based compensation and the valuation of equity and related instruments.

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

The following tables set forth the computation of basic and diluted loss per common share and the excluded potential common shares for outstanding securities as of the related period end dates:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(5,084,034)	$(4,949,074)	$(14,515,663)	$(36,190,974)
Deemed distribution to preferred stockholders	—	—	—	(26,375,000)

Loss attributable to common stockholders	$(5,084,034)	$(4,949,074)	$(14,515,663)	$(62,565,974)
Denominator:
Weighted-average common shares outstanding	221,819,920	34,419,185	110,704,800	34,413,977

Basic and diluted loss attributable to common stockholders per common share	$(0.02)	$(0.14)	$(0.13)	$(1.82)

Outstanding securities not included in calculations:
Convertible preferred stock, as-if converted	—	28,985,440	—	28,985,440
Warrants to purchase common stock	29,894,919	31,646,285	29,894,919	31,646,285
Options to purchase common stock	6,192,205	6,463,850	6,192,205	6,463,850

	36,087,124	67,095,575	36,087,124	67,095,575

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on available-for-sale securities. Comprehensive loss for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(5,084,034)	$(4,949,074)	$(14,515,663)	$(36,190,974)
Change in unrealized gain (loss) on marketable securities	7,768	(127)	7,768	(7,841)

Comprehensive loss	$(5,076,266)	$(4,949,201)	$(14,507,895)	$(36,198,815)

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

Pursuant to the terms of the collaboration agreement, the Company applied its Tethering technology to generate small molecule leads during the research term, for which it received research funding, which was paid in advance to support some of the Company’s scientific personnel. In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through this date. The Company has received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through September 30, 2010, including a $1.5 million milestone for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer, which was earned and recorded as revenue in June 2009, and the cash received in July 2009.

The Company may in the future receive pre-commercialization milestone payments of up to $60.5 million per target, as well as royalty payments depending on product sales. Potential total royalty payments may be increased if the Company exercises its option to co-develop and co-promote product candidates for up to two targets worldwide (excluding Japan) and may be reduced if Biogen Idec is required to in-license additional intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a collaboration product. On November 3, 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including this collaboration agreement. The Company cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under the collaboration agreement or on the Company’s prospects for the receipt of milestone or royalty payments under the collaboration agreement.

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

During the nine months ended September 30, 2010, warrants for an aggregate of 13.9 million shares of common stock were net exercised, resulting in the issuance of 10.6 million shares of common stock. As of September 30, 2010, warrants issued under the Private Placement for the purchase of 27.6 million shares of common stock were outstanding.

Common Equity Closing

On June 30, 2010, the Company completed the third and final closing of the Private Placement, issuing 103.6 million shares of common stock to the investors at a purchase price of $0.275 per share, for gross proceeds of $28.5 million and net proceeds of $26.7 million. In conjunction with this common equity closing, each of the 4.3 million outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement were converted into 10 shares of common stock, and as a result, 43.5 million shares of common stock were issued on June 30, 2010.

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

Accounting Treatment

On January 1, 2010, due to amendments to the Private Placement agreements effected on October 27, 2009, the Series A convertible preferred stock became potentially redeemable upon certain events that are outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that was outstanding at that time was reclassified to mezzanine equity, outside of stockholders’ equity. On March 29, 2010, as a result of the additional amendments to the Private Placement agreements, the Series A convertible preferred stock was reclassified back into stockholders’ equity. On May 1, 2010, the Series A convertible preferred stock again became potentially redeemable upon certain events that are outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that was outstanding at that time was reclassified outside of stockholders’ equity. On June 30, 2010, upon conversion of the Series A preferred stock into common stock, the value of the Series A convertible preferred stock was reclassified to common stock and additional paid-in capital within stockholders’ equity.

Controlled Equity Offering

On January 20, 2010, the Company entered into its first controlled equity offering sales agreement with Cantor, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time with Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of between 3% and 5% of the gross proceeds from each sale. Under this facility, the Company has sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of $15.0 million. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility. No further shares of common stock can be issued under this facility.

On April 28, 2010, the Company entered into a second controlled equity offering sales agreement with Cantor, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3% of the gross proceeds from each sale. As of September 30, 2010, the Company had sold an aggregate of 12.3 million shares of common stock at an average price of approximately $0.89 per share for gross proceeds of $11.0 million. Net proceeds were $10.6 million after deducting Cantor’s commission and costs to set up the facility. As of September 30, 2010, $9.0 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development	$90,322	$95,467	$241,508	$278,183
General and administrative	192,038	241,014	472,834	850,571

Total employee stock-based compensation expense	$282,360	$336,481	$714,342	$1,128,754

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Assumptions:
Expected term (years)	—	4.5	4.5	4.5
Expected volatility	—	87.0%	88.4%	87.0%
Risk-free interest rate	—	1.9%	1.6%	1.9%
Dividend yield	—	0.0%	0.0%	0.0%
Fair value:
Weighted-average grant date fair value per share	—	$0.32	$0.54	$0.31
Options granted to employees	—	3,810,000	70,000	3,930,000

Total estimated grant date fair value	—	$1.2 million	$38,000	$1.2 million

There were no employee stock options granted during the three months ended September 30, 2010. The estimated fair value of stock options that vested in the three months ended September 30, 2010 and 2009 was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $0.6 million and $0.8 million, respectively.

No purchase rights were granted under the Company’s Employee Stock Purchase Plan, or ESPP, during the three months ended September 30, 2010 and 2009. Purchase rights for 10,584 and 9,408 shares were granted under the ESPP during the nine months ended September 30, 2010 and 2009, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP was $0.20 and $0.37 per share for the nine months ended September 30, 2010 and 2009, respectively.

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

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	6,407,309	$1.64
Options granted	70,000	0.82
Options exercised	(7,500)	0.49
Options canceled, forfeited or expired	(277,604)	2.67

Outstanding as of September 30, 2010	6,192,205	1.58	7.61	$28,763

Vested and expected to vest as of September 30, 2010	5,925,023	$1.63	7.55	$27,882
Exercisable as of September 30, 2010	3,468,472	$2.32	6.70	$14,748

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on September 30, 2010.

The intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0 and $3,000, respectively. There were no options exercised during the nine months ended September 30, 2009. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $1.0 million as of September 30, 2010, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.5 years.

6. Financial Instruments

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

As part of the Phase 3 VALOR trial, payables are incurred for services that are originally denominated in foreign currencies, such as services performed outside of the United States by the Company’s primary contract research organization, by clinical study sites, and for the provision of drug supply to those sites. To manage the risk of future movements in foreign exchange rates that would affect such payables, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the spot rate as of each balance sheet date. The resulting gains or losses offset exchange gains or losses on the related payables, both of which are recorded in the Company’s statements of operations.

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis as of September 30, 2010, which was comprised solely of available-for-sale securities with remaining contractual maturities of one year or less:

September 30, 2010	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$12,093,269	$—	$—	$12,093,269
Corporate debt obligations	Level 2	6,478,959	—	(5,365)	6,473,594
Commercial paper	Level 2	20,226,194	14,706	—	20,240,900
Foreign government obligations	Level 2	2,190,279	—	(1,695)	2,188,584

Total available-for-sale securities		40,988,701	14,706	(7,060)	40,996,347
Less: amounts classified as cash equivalents		14,342,571	451	—	14,343,022

Amounts classified as marketable securities		$26,646,130	$14,255	$(7,060)	$26,653,325

As of September 30, 2010, investments with an aggregate fair value of $8.7 million were in an unrealized loss position, each having been in such a position for less than 12 months. As of December 31, 2009, the Company held no financial assets that were measured on a recurring basis other than money market funds of $4.2 million, which were valued based on Level 1 inputs and had no associated unrealized gains or losses.

There were no sales of available-for-sale securities in the nine months ended September 30, 2010 and 2009.

7. Restructuring Charges

In the first quarter of 2009, the Company recorded a restructuring charge of $0.6 million for employee severance and related benefit costs related to a restructuring plan initiated in March 2009. The severance payments were made in the second quarter of 2009, and other personnel-related expenses such as employee benefits were paid over the remainder of 2009. These charges are included in “Restructuring charges” in the Company’s statement of operations for the nine months ended September 30, 2009.

Additionally, in the first quarter of 2009, the Company recorded net restructuring charges of $1.3 million for lease termination activities related to a corporate realignment initiated in June 2008 to focus on the development of vosaroxin. The net charge included $2.2 million for a lease termination fee that was paid in January 2009 and $0.4 million for third-party commissions, partially offset by the reversal of $1.4 million in non-cash deferred rent on this facility. These charges are included in “Restructuring charges” in the Company’s statement of operations for the nine months ended September 30, 2009.

8. Subsequent Events

On October 6, 2010, the Company completed an underwritten offering of approximately 44.1 million units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of the Company’s common stock, at a price of $0.35 per unit, for gross proceeds of $15.5 million. Net proceeds from the sale were approximately $14.3 million, after deducting the underwriting discount and offering expenses payable by the Company. The warrants are exercisable six months after issuance at an exercise price of $0.42 per share, and expire five years from the date of issuance. The Company is assessing the accounting impact of the issuance of the warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including:

•	our strategy, including our plans with respect to presenting clinical data and initiating clinical trials;

•	our future research and development activities, including clinical testing and the costs and timing thereof;

•	sufficiency of our cash resources;

•	our ability to raise additional funding when needed;

•	any statements concerning anticipated regulatory activities or licensing or collaborative arrangements;

•	our research and development and other expenses;

•	our operations and legal risks; and

•	assumptions underlying any of the foregoing.

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

Vosaroxin is a first-in-class anti-cancer quinolone derivative, a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. We own the worldwide development and commercialization rights to vosaroxin.

Based on data from our Phase 2 clinical trial of vosaroxin in combination with cytarabine in first relapsed or primary refractory AML, together with guidance received from both U.S. and European regulatory agencies, we plan to initiate a multi-national, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the Phase 3 VALOR trial, in the fourth quarter of 2010.

The planned Phase 3 VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. With an anticipated 450 evaluable patients, the trial is designed to have a 90% probability of detecting a 40% difference in overall survival. The trial is designed to include a single pre-specified interim analysis by an independent Data Safety Monitoring Board, or DSMB, that will be able to implement a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to restore adequate power to the trial based on observed results to that point.

We are also in the survival follow-up stage of two fully-enrolled clinical trials of vosaroxin:

•	a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with first relapsed or primary refractory AML, in which 108 patients were dosed; and

•	a Phase 2 trial (known as REVEAL-1) in previously untreated elderly patients with AML, in which 113 patients were dosed.

In addition, we recently completed a Phase 2 single agent trial of vosaroxin in platinum-resistant ovarian cancer patients, in which 137 patients were dosed.

The most recent data from these studies were presented at the American Society of Clinical Oncology 2010 Annual Meeting in June 2010. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation to vosaroxin for the treatment of AML.

In July 2010, we announced that the European Patent Office has granted us a patent covering combinations of vosaroxin with cytarabine, the standard-of-care treatment for AML. Following completion of the patent validation process, the patent will provide coverage for such combination products in 30 member states of the European Patent Convention to 2025.

In March 2009, we entered into agreements with accredited investors, including certain members of management, providing for the private placement of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, or the Private Placement. We completed the initial closing of $10.0 million in April 2009, resulting in net proceeds of $8.8 million, and the second closing of $5.0 million in October 2009, for net proceeds of $4.7 million. On June 30, 2010, we completed the third and final closing of the Private Placement, issuing 103.6 million shares of common stock to the investors at a purchase price of $0.275 per share, for net proceeds of $26.7 million. In conjunction with this closing, each of the 4.3 million outstanding shares of Series A convertible preferred stock issued in the initial and second closings in 2009 was converted into 10 shares of common stock, and as a result, 43.5 million shares of common stock were issued on June 30, 2010.

In January 2010, we entered into our first controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Cantor acting as agent and/or principal, subject to certain conditions. Under this facility, we have sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of $15.0 million. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility. No further shares of common stock can be issued under this facility.

In April 2010, we entered into a second controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of September 30, 2010, we had sold an aggregate of 12.3 million shares of common stock at an average price of approximately $0.89 per share for gross proceeds of $11.0 million. Net proceeds were $10.6 million after deducting Cantor’s commission and costs to set up the facility. As of September 30, 2010, $9.0 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement.

On October 6, 2010, we completed an underwritten offering of approximately 44.1 million units, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock, at a price of $0.35 per unit, for gross proceeds of $15.5 million. Net proceeds from the sale were approximately $14.3 million, after deducting the underwriting discount and offering expenses payable by us. The warrants are exercisable six months after issuance at an exercise price of $0.42 per share, and expire five years from the date of issuance.

We have incurred significant losses in each year since our inception. As of September 30, 2010, we had cash, cash equivalents and marketable securities of $40.8 million and an accumulated deficit of $370.9 million. We expect to continue to incur significant net losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for vosaroxin.

We believe that with over $55.0 million in cash and investments following the October 6, 2010 financing, we currently have the resources available and accessible to fund our operations until the planned unblinding of the Phase 3 VALOR trial in mid-2013. To the extent that the costs of the Phase 3 VALOR trial exceed our current estimates or we are unable to raise sufficient additional capital through our controlled equity offering facility or otherwise, we will need to either reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above. We will need to raise substantial additional capital if we are required to expand the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB. In addition, we will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. We expect to finance our significant future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

On March 31, 2010, we received a letter from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that we do not comply with the minimum $1.00 per share closing bid price requirement, or the Bid Price Requirement, for a continued listing on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rules, we were given until September 27, 2010 to regain compliance. On September 28, 2010, we received a second letter from the Staff notifying us of its determination that we had failed to regain compliance with the Bid Price Requirement by September 27, 2010, but that we met all other initial inclusion criteria for The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. As a result, in accordance with NASDAQ Listing Rules, we have been granted an additional 180 calendar days, or until March 28, 2011, to regain compliance. To regain compliance, the bid price of our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to March 28, 2011.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2010 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

There are no accounting pronouncements that we recently adopted or are pending our adoption that are expected to have a material impact on our financial position or results of operations.

Results of Operations

Revenue

Total revenues were nil and $27,000 for the three and nine months ended September 30, 2010 as compared to $13,000 and $3.7 million for the same periods in 2009. Collaboration revenue in the nine months ended September 30, 2009 was primarily comprised of a $1.5 million milestone earned from Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer. License and other revenue in this period was primarily comprised of $2.0 million from the sale to SARcode Corporation, or SARcode, of our interest in all patents and related know-how that had previously been the subject of a license agreement with them. In connection with the sale, the license agreement was terminated and we will not receive any future license fees, milestones or royalties under that license. We still hold three secured convertible promissory notes issued under the original license agreement, with a total principal value of $1.0 million, which are due in 2012 and are convertible into the preferred stock of SARcode at our option. We have yet to record the amount represented by these notes as revenue, due to uncertainty of their collectibility.

As of September 30, 2010, our only remaining ongoing collaboration is with Biogen Idec, Inc., or Biogen Idec. Our collaboration with Merck & Co., Inc. terminated in June 2010 and our collaboration with Johnson & Johnson Pharmaceutical Research & Development LLC terminated in January 2010. We are entitled to receive milestone payments under our collaboration with Biogen Idec upon the achievement of certain milestones by them. Additionally, we are entitled to receive royalty payments based on future sales of products, if any, resulting from this collaboration, although we do not expect to generate any royalty revenue from this collaboration in the foreseeable future, if at all. On November 3, 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including the collaboration agreement with Sunesis. We cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under our collaboration agreement or on our prospects for the receipt of milestone or royalty payments under the collaboration agreement.

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue in the foreseeable future.

Research and Development Expense

Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•	in the preparation and execution of clinical trials, including those for vosaroxin;

•	in the discovery and development of novel small molecule therapeutics;

•	in the development of novel fragment-based drug discovery methods;

•	in the development and use of in-house research, preclinical study and development capabilities;

•	in connection with in-licensing activities; and

•	in the conduct of activities related to strategic collaborations.

We expense all research and development costs as they are incurred.

Research and development expense was $3.5 million and $9.6 million for the three and nine months ended September 30, 2010, as compared to $3.4 million and $11.1 million for the same periods in 2009, with substantially all of the expense relating to the vosaroxin development program. The decrease of $1.5 million between the nine month periods was primarily due to decreases in clinical expenses, primarily related to site payments and data management costs, of $1.0 million; facility costs of $0.2 million and headcount-related expenses of $0.2 million.

We are currently focused on preparing for the Phase 3 VALOR trial, which we plan to initiate before the end of the year. As a result, we expect research and development expense to be higher in the fourth quarter of 2010 as compared to the third quarter, and to be significantly higher for 2011 as a whole as compared to 2010.

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

If we engage a development or commercialization partner for our vosaroxin program, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future licensing or collaborative arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the additional substantial costs we will incur in the vosaroxin development program.

Under our Biogen Idec agreement, we have the right to participate in the co-development and co-promotion of product candidates for up to two targets including, at our option, the Raf kinase target, on a worldwide basis (excluding Japan). If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly. On November 3, 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including the collaboration agreement with Sunesis. We cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under our collaboration agreement or on our prospects for the receipt of milestone or royalty payments under the collaboration agreement.

General and Administrative Expense

Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, legal, marketing, information technology, administration and general management, as well as non-cash stock-based compensation. Other significant costs include fees paid to professional services providers and those related to facilities.

General and administrative expense was $1.8 million and $5.2 million for the three and nine months ended September 30, 2010, as compared to $1.5 million and $5.9 million for the same periods in 2009. The increase of $0.3 million between the three month periods was primarily due to higher professional services costs. The decrease of $0.7 million between the nine month periods was primarily due to a restructuring plan initiated in March 2009, or the 2009 Restructuring, which resulted in a reduction of $0.7 million in headcount-related expenses. We expect a modest reduction in general and administrative expense between 2009 and 2010, and for expenses to remain relatively flat between 2010 and 2011.

Restructuring Charges

Restructuring charges were $1.9 million for the nine months ended September 30, 2009, which included $1.3 million for lease termination activities related to a restructuring plan initiated in June 2008, and $0.6 million for employee severance and related benefit costs related to the 2009 Restructuring.

Other Income (Expense), Net

Net other income was $0.2 million for both the three and nine months ended September 30, 2010, as compared to net other expense of $2,000 and $21.1 million for the same periods in 2009. The expense in the nine months ended September 30, 2009 was primarily comprised of non-cash charges of $21.0 million related to the accounting for the Private Placement, comprising of $7.5 million recorded upon the initial closing in April 2009 and $13.5 million upon the revaluation in June 2009 of the options to participate in the second closing and common equity closing.

Deemed Distribution to Preferred Stockholders

In June 2009, as a result of amendments to the Private Placement agreements, certain of the instruments issued in the Private Placement were revalued, resulting in the recording of a deemed distribution to preferred stockholders of $26.4 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, the receipt of funds from our collaboration partners, and from research grants and debt financings.

Our cash, cash equivalents and marketable securities totaled $40.8 million as of September 30, 2010, as compared to $4.3 million as of December 31, 2009. The increase of $36.5 million was primarily due to net proceeds of $26.7 million from the third closing of the Private Placement and $24.7 million from sales of our common stock through Cantor, partially offset by $15.2 million of net cash used in operating activities. No debt was outstanding as of September 30, 2010.

In June 2010, we completed the third and final closing of the Private Placement, issuing 103.6 million shares of common stock to the investors at a purchase price of $0.275 per share, for gross proceeds of $28.5 million and net proceeds of $26.7 million.

In January 2010, we entered into our first controlled equity offering sales agreement with Cantor, under which we have sold an aggregate of 15.9 million shares of common stock at an average price of approximately $0.95 per share for gross proceeds of $15.0 million. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility. No further shares of common stock can be issued under this facility.

In April 2010, we entered into a second controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal, subject to certain conditions. Cantor is entitled to a 3% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. As of September 30, 2010, we had sold an aggregate of 12.3 million shares of common stock at an average price of approximately $0.89 per share for gross proceeds of $11.0 million. Net proceeds were $10.6 million after deducting Cantor’s commission and costs to set up the facility. As of September 30, 2010, $9.0 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement.

On October 6, 2010, we completed an underwritten offering of approximately 44.1 million units, with each unit consisting of one share of our common stock and a warrant to purchase 0.5 of a share of our common stock, at a price of $0.35 per unit, for gross proceeds of $15.5 million. Net proceeds from the sale were approximately $14.3 million, after deducting the underwriting discount and offering expenses. The warrants are exercisable six months after issuance at an exercise price of $0.42 per share, and expire five years from the date of issuance.

Cash Flows

Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2010, as compared to $15.9 million for the same period in 2009. Net cash used in the 2010 period resulted primarily from the net loss of $14.5 million and changes in operating assets and liabilities of $1.2 million, partially offset by net adjustments for non-cash items of $0.6 million, primarily related to stock-based compensation. Net cash used in the 2009 period resulted primarily from the net loss of $36.2 million and changes in operating assets and liabilities of $0.8 million, partially offset by net adjustments for non-cash items of $21.1 million, primarily related to non-cash charges of $21.0 million related to the accounting for the Private Placement.

Net cash used in investing activities was $26.4 million for the nine months ended September 30, 2010, as compared to net cash provided by investing activities of $4.7 million for the same period in 2009. Net cash used in the 2010 period was primarily for the purchase of marketable securities. Net cash provided in the 2009 period consisted of net proceeds from marketable securities transactions of $4.3 million and proceeds from the sale of property and equipment totaling $0.4 million.

Net cash provided by financing activities was $51.5 million for the nine months ended September 30, 2010, as compared to $8.8 million for the same period in 2009. Net cash provided in the 2010 period consisted primarily of net proceeds of $26.7 million from the third closing of the Private Placement and $24.7 million from sales of common stock under the two controlled equity offering sales agreements with Cantor. Net cash provided in the 2009 period consisted primarily of the net proceeds from the initial closing of the Private Placement transaction.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the Phase 3 VALOR trial in particular;

•

the need for additional or expanded clinical trials (including in particular potential expansion of the number of patients included in the Phase 3 VALOR trial based on the pre-specified interim analysis of data from the trial by the DSMB);

•	the timing and economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

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

We believe that with over $55.0 million in cash and investments following the October 6, 2010 financing, we currently have the resources available and accessible to fund our operations until the planned unblinding of the Phase 3 VALOR trial in mid-2013. To the extent that the costs of the Phase 3 VALOR trial exceed our current estimates or we are unable to raise sufficient additional capital through the controlled equity offering facility or otherwise, we will need to either reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

We will need to raise substantial additional capital if we are required to expand the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB. In addition, we will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. We expect to finance our significant future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through the above means. However, we do not know whether additional funding will be available on acceptable terms, or at all. Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including the planned Phase 3 VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There were no material changes in our contractual obligations in the nine months ended September 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K filed with the SEC on March 31, 2010 for a description of our contractual obligations as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.*

We believe that with over $55.0 million in cash and investments following the October 6, 2010 financing, we currently have the resources available and accessible to fund our operations until the planned unblinding of the Phase 3 VALOR trial in mid-2013. To the extent that the costs of the Phase 3 VALOR trial exceed our current estimates or we are unable to raise sufficient additional capital through our controlled equity offering facility or otherwise, we will need to either reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above. We will need to raise substantial additional capital if we are required to expand the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB.

In addition, we will need to raise substantial additional capital to:

•	complete the development and potential commercialization of vosaroxin;;

•	fund additional clinical trials of vosaroxin and seek regulatory approvals;

•	expand our development activities;

•	implement additional internal systems and infrastructure; and

•	build or access commercialization and additional manufacturing capabilities.

Our future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the Phase 3 VALOR trial in particular;

•

the need for additional or expanded clinical trials (including in particular potential expansion of the number of patients included in the Phase 3 VALOR trial based on the pre-specified interim analysis of data from the trial by the DSMB);

•	the economic and other terms and timing of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including the planned Phase 3 VALOR trial, and/or limit or cease our operations.

We may not be able to raise necessary additional funding pursuant to our controlled equity offering facility with Cantor and, as a result, may need to try to obtain additional capital through alternative financing options then available to us, if any, to fully finance the Phase 3 VALOR trial through to its unblinding and otherwise continue our operations.*

On April 28, 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of September 30, 2010, we had sold an aggregate of 12.3 million shares of common stock at an average price of approximately $0.89 per share for gross proceeds of $11.0 million. As of September 30, 2010, approximately $9.0 million of common stock was available to be sold under this facility. Notwithstanding, we may be limited under the terms of the facility in the number of shares of common stock we may issue and the resulting amount of capital that we could raise pursuant thereto. Any such limitation may be due a number of factors, including as a result of the termination of the facility due to a material breach of its terms by us or Cantor’s election to terminate the facility in its discretion. In addition, we may be subject to limitations on the number of shares of common stock we may sell pursuant to the facility due to the eligibility requirements for use of a Form S-3 Registration Statement and other applicable legal restrictions. As a result, there is no assurance that the controlled equity offering facility will be available when required or that we will be able to raise the necessary funding pursuant thereto in order to fully finance the Phase 3 VALOR trial until its planned unblinding and otherwise continue our operations. In such event, we will need to raise additional capital through alternative financing options then available to us, if any.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008 were $14.5 million, $40.2 million and $37.2 million, respectively. As of September 30, 2010, we had an accumulated deficit of $370.9 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly, especially upon commencing the planned Phase 3 VALOR trial, as we conduct development of, and seek regulatory approvals for, vosaroxin, and as we commercialize any approved drugs. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from research collaboration agreements with Biogen Idec, Inc. Merck & Co., and Johnson & Johnson Pharmaceutical Research & Development LLC. As of September 30, 2010, our only remaining ongoing collaboration is with Biogen Idec; however, the research phase for this collaboration is completed. On November 3, 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including the collaboration agreement with Sunesis. We cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under our collaboration agreement or on our prospects for the receipt of milestone or royalty payments under the collaboration agreement. We do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We do not know whether our ongoing clinical trials or any other future clinical trials with vosaroxin or any of our product candidates, including the planned Phase 3 VALOR trial in particular, will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of our planned or future clinical trials could be substantially delayed or prevented by several factors, including:

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

•

the need to expand the clinical trial (including in particular potential expansion of the number of patients included in our planned pivotal clinical trial of vosaroxin based on the pre-specified interim analysis of data by the DSMB);

•	delays or failures in obtaining sufficient clinical materials;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, ourselves or, in some cases, our collaboration partners. Any failure to complete or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

In March 2008, we informed the FDA of a stability observation in our vosaroxin finished drug product, or FDP. Specifically, visible particles were observed during stability studies of one of our vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin active pharmaceutical ingredient, or API, that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to attempt to control the impurity and thereby prevent particle formation. Two lots of vosaroxin API manufactured using the revised manufacturing process have been formulated into FDP lots that have both completed 12 months of stability testing at room temperature without formation of particles. These FDP lots are expected to be used in the planned Phase 3 VALOR trial. It will take time to evaluate whether or not this revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in these FDP lots over the longer term, and to evaluate whether or not such control of particle formation would also be reliably and consistently achieved in subsequent lots over the shorter or longer term. We provided updates on the results from our process optimization activities to the FDA in December 2008, and again most recently in October 2009 within the briefing materials that were discussed at the January 2010 CMC-focused End-of-Phase 2 meeting with the FDA. If the change in manufacturing process does not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA, which could include temporary clinical hold until the issue has been resolved to their satisfaction.

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin, including the planned Phase 3 VALOR trial. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely effected by negative results from completed trials. Vosaroxin is being tested in patients with AML and ovarian cancer, which can be difficult patient populations to recruit.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA or other regulatory agencies.

Prior to receiving approval to commercialize vosaroxin or future product candidates, if any, in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of vosaroxin may not be experienced in the planned Phase 3 VALOR trial. Even if we and our collaboration partners believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In addition, although we believe that our discussions with the FDA support the potential approval of vosaroxin for the treatment of AML based on positive results from the planned Phase 3 VALOR trial without the need to conduct additional clinical trials, the FDA has substantial discretion in the approval process and may not grant approval based on data from this trial.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials. Prior to being approved for commercial sale, we will seek to manufacture finished drug product in larger quantities. Any significant scale-up of manufacturing will be accompanied by process validation studies, which are required to be reviewed by the FDA prior to approval. If we are unable to successfully increase the manufacturing capacity for vosaroxin, the regulatory approval or commercial launch may be delayed or there may be a shortage in commercial supply.

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

We are highly dependent on the principal members of our development staff. We expect to expand our clinical development capabilities by increasing expenditures in these areas, hiring additional employees and potentially expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

There are a number of compounds in development for the treatment of AML, including Genzyme Corporation’s clofarabine and Celgene Corporation’s azacitidine. Any or all of these compounds could change the treatment paradigm of AML and become a potential competitor for vosaroxin, if approved.

We expect competition for vosaroxin for the treatment of AML to increase as additional products are developed and approved in various patient populations. If our competitors market products that are more effective, safer or less expensive than vosaroxin or our other future products, if any, or that reach the market sooner we may not achieve commercial success or substantial market penetration. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by our competitors may render vosaroxin or any future product candidates obsolete.

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

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of vosaroxin.*

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a new drug application or NDA, from the FDA, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin. None of our collaboration partners have had a product resulting from our collaboration enter clinical trials. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

Regulatory approval of an NDA or NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive, uncertain and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In particular, although we believe that our discussions with the FDA support the potential approval of vosaroxin for the treatment of AML based on positive results from the planned Phase 3 VALOR trial without the need to conduct additional clinical trials, the FDA has substantial discretion in the approval process and may not grant approval based on data from this trial.

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

Risks Related to Our Common Stock

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. *

On March 31, 2010, we received a letter from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that we do not comply with the minimum $1.00 per share requirement for a continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. In accordance with NASDAQ Listing Rules, we were afforded 180 calendar days, or until September 27, 2010, to regain compliance. On September 28, 2010, we received a second letter from the Staff notifying us that we had failed to regain compliance with the Bid Price Requirement by September 27, 2010, but that we met all other initial inclusion criteria for The NASDAQ Capital Market. As a result, in accordance with the NASDAQ Listing Rules, we were afforded an additional 180 calendar days, or until March 28, 2011, to regain compliance with the Bid Price Requirement. To regain compliance, the bid price of our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to March 28, 2011, unless the Staff exercises its discretion to extend this 10-day period. If we do not regain compliance with the Bid Price Requirement by March 28, 2011, the Staff will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a NASDAQ Hearings Panel, or Panel. Our common stock would remain listed pending the Panel’s decision. There can be no assurance, if we do appeal the delisting determination to the Panel, that such appeal would be successful.

If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	a reduced amount of analyst coverage for us;

•	a decreased ability to issue additional securities or obtain additional financing in the future;

•	reduced liquidity for our stockholders;

•	potential loss of confidence by collaboration partners and employees; and

•	loss of institutional investor interest.

In the event our board of directors elects to effect the reverse stock split approved at our 2010 Annual Meeting of Stockholders, the resulting stock price may not reflect the full anticipated benefit of the reverse stock split. *

Our board of directors expects that a reverse stock split of our common stock would increase the market price of our common stock so that we are able to maintain compliance with the minimum $1.00 per share requirement for a continued listing on The NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances is varied. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. In addition, there can be no assurance that we will not be delisted due to a failure to meet other continued listing requirements, including the minimum stockholders’ equity requirement, even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share.

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline. *

In the nine months ended September 30, 2010, our common stock traded as low as $0.37 and as high as $1.62, and in 2009, traded as low as $0.05 and as high as $2.43. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;

•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin;

•	an expansion of the number of patients included in the planned Phase 3 VALOR trial based on the pre-specified interim analysis by the DSMB;

•

announcements of FDA non-approval of vosaroxin, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of vosaroxin or our future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	clinical and regulatory developments with respect to potential competitive products;

•	introduction of new products by our competitors;

•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;

•	market acceptance of vosaroxin or our future products, if any;

•	announcements relating to our collaboration with Biogen Idec, Inc.;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of vosaroxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

The ownership of our capital stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.*

Our executive officers and directors and their affiliates beneficially owned approximately 44.6% of our outstanding capital stock as of September 30, 2010, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 4, 2010	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K/A	000-51531	3.1	5/23/07

3.2	Amended and Restated Bylaws of the registrant.	8-K	000-51531	3.2	12/11/07

3.3	Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.3	4/3/09

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the registrant.	S-8	333-160528	3.4	7/10/09

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.4	11/2/09

3.6	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the registrant.	8-K	000-51531	3.5	1/21/10

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen Common Stock certificate of the registrant.	S-1	333-121646	4.1	12/23/04

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the registrant and the purchasers identified on the signature pages thereto.	8-K	000-51531	4.1	4/3/09

4.4	Form of Warrant to Purchase Common Stock, issued on October 6, 2010 to several purchasers.	8-K	000-51531	4.1	10/1/10

10.1	Summary of Non-Employee Director Cash Compensation Arrangements	10-Q	000-51531	10.2	8/13/10

10.2*	Amended and Restated Change of Control Payment Plan	8-K	000-51531	10.1	9/21/10

10.3*	2010 Bonus Program	8-K	000-51531	10.2	9/21/10

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

*	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.