Form 10-K
period 2010-12-31
SUNESIS PHARMACEUTICALS INC
filed 2011-03-29
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2010, as reported by The Nasdaq Stock Market, was $63,430,697. The calculation of the aggregate market value of voting and non-voting stock excludes 14,369,372 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of March 15, 2011, was 46,027,474.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2010.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

Vosaroxin is a first-in-class anti-cancer quinolone derivative, or AQD—a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. We own the worldwide development and commercialization rights to vosaroxin.

In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. The trial design is based on data from our Phase 2 clinical trial of vosaroxin in combination with cytarabine in first relapsed or primary refractory AML, together with guidance received from both U.S. and European regulatory agencies.

With an anticipated 450 evaluable patients, the trial is designed to have a 90% probability of detecting a 40% difference in overall survival. The trial includes a single pre-specified interim analysis by the independent Data Safety Monitoring Board, or DSMB, that may recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to maintain adequate power across a range of clinically meaningful and statistically significant survival outcomes. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine.

We are also in the survival follow-up stage of two fully-enrolled clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with first relapsed or primary refractory AML, and (b) a Phase 2 trial (known as REVEAL-1) in previously untreated elderly patients with AML, which explored three different dose schedules. In addition, we completed a Phase 2 single agent trial of vosaroxin in platinum-resistant ovarian cancer patients in 2010, which explored three different dose cohorts. The most recent data from the AML studies were presented at the Chemotherapy Foundation Symposium XXVIII in November 2010, and the most recent data from the ovarian cancer study were presented at the American Society of Clinical Oncology 2010 Annual Meeting in June 2010.

In 2009, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to vosaroxin for the treatment of AML. In July 2010, we announced that the European Patent Office, or EPO, had granted us a patent covering combinations of vosaroxin with cytarabine. The patent provides coverage to 2025 for such combination products in 30 member states of the European Patent Convention. In November 2010, we announced that the U.S. Patent and Trademark Office had granted us a patent covering pharmaceutical compositions of vosaroxin, and in March 2011, we announced that the EPO had granted us a similar patent, which we are proceeding to validate in multiple EPO member states. These patents cover the formulation used in our VALOR trial and extend vosaroxin’s patent life to 2025. Related patent applications are pending in other major markets throughout the world, including Japan, Australia and Canada.

Vosaroxin

Vosaroxin is a first-in-class AQD—a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. Vosaroxin acts by DNA intercalation and inhibition of topoisomerase II in replicating cancer cells. The resulting site-selective DNA damage rapidly causes the cancer cells to stop dividing and die. In preclinical studies, vosaroxin demonstrated broad anti-tumor activity and appears to exhibit additive or synergistic activity when combined with several therapeutic agents currently used in the treatment of cancer, including cytarabine. Clinical activity is observed in both solid and hematologic malignancies. We licensed worldwide development and commercialization rights to vosaroxin from Dainippon Sumitomo Pharma Co., Ltd. in 2003.

Acute Myeloid Leukemia

The following chart summarizes the status of clinical trials in AML that have been conducted or are currently being conducted with vosaroxin:

Since 2004, we have initiated eight clinical trials with vosaroxin. A Phase 1 clinical trial was conducted to evaluate two dosing schedules of vosaroxin in patients with advanced solid tumors. A further Phase 1 clinical trial was conducted to evaluate doses and schedules of administration of vosaroxin in patients with relapsed/refractory acute leukemia. We also conducted two Phase 2 studies in non-small cell lung cancer and small cell lung cancer. Partial responses were observed in both lung cancer studies, but it was determined that vosaroxin could be dosed with greater intensity given the low incidence of grade 3/4 neutropenia (15% or less). Thus, the studies were halted and we may consider future vosaroxin studies in lung cancer or in other solid tumors and hematologic malignancies.

In December 2010, we commenced enrollment of the VALOR trial, a Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML. The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. The trial design is based on data from our Phase 2 clinical trial of vosaroxin in combination with cytarabine in first relapsed or primary refractory AML, together with guidance received from both U.S. and European regulatory agencies. The trial is expected to enroll 450 evaluable patients at approximately 100 leading sites in the U.S., Canada, Europe, Australia and New Zealand, and is designed to have a 90% probability of detecting a 40% difference in overall survival. The trial includes a single pre-specified interim analysis by the independent DSMB, which may recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to maintain adequate power across a range of clinically meaningful and statistically significant survival outcomes.

In January 2010, we completed enrollment in the Phase 2 portion of a Phase 1b/2 clinical trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed/refractory AML. The trial is designed to evaluate the safety, pharmacokinetics and anti-leukemic activity of escalating doses of vosaroxin when administered in combination with cytarabine given either as continuous infusion or as a two hour IV infusion. A total of 69 patients were evaluable for efficacy outcomes in the expansion Phase 2 populations of the trial, which includes primary refractory and first relapsed AML patients. Among evaluable first relapsed (n=36) and primary refractory patients (n=33), median overall survival was 7.1 months and the combined complete remission rate (including complete remissions, or CR, complete remissions without full platelet recovery, or CRp, and complete remissions with incomplete recovery, or CRi) was 29%, with a CR rate of 25%. Vosaroxin in combination with either bolus or continuous infusion cytarabine was generally well-tolerated. Infection-related toxicities were the most common Grade 3 or higher non-hematologic adverse events. In addition, Grade 3 or higher oral mucositis was observed in 16% of the population and was manageable. All-cause mortality among these patients was 3% at 30 days and 9% at 60 days. Preliminary median leukemia-free survival is 14.4 months and 22% of the patients in the Phase 2 portion received hematopoietic stem cell transplants. This data was presented at the Chemotherapy Foundation Symposium XXVIII in November 2010.

In October 2009, we completed enrollment in a Phase 2 single agent clinical trial of vosaroxin in previously untreated elderly AML patients. The trial includes three dosing schedules: Schedule A, once weekly for three weeks (n=29); Schedule B, once weekly for two weeks (n=35); and Schedule C, on days one and four at either 72 mg/m2 (n=29) or 90 mg/m2 (n=20). Median survival was 8.6 months in Schedule A, 5.7 months in Schedule B, and 7.7 months in Schedule C (72 mg/m2). One year survival was 38% for Schedule A, 32% in Schedule B, and 38% in Schedule C (72 mg/m2). Based on trial results, Schedule C (72 mg/m2) was determined to be the recommended pivotal dose regimen. For Schedule C, the CR plus CRp rate was 38%; 30-day all-cause mortality was 7%. This data was presented at the Chemotherapy Foundation Symposium XXVIII in November 2010.

Ovarian Cancer

In mid-2010, we completed a Phase 2 single agent trial of vosaroxin in platinum-resistant ovarian cancer. Three dose cohorts of vosaroxin were studied: Cohort A, 48 mg/m2 given every three weeks (n=65), Cohort B, 60 mg/m2 given every four weeks (n=37) and Cohort C, 75 mg/m2 given every four weeks (n=35). Data from this trial show encouraging durable anti-tumor activity across all three dose cohorts. The overall response rate, or ORR, was 11% for Cohorts A and B, and 9% for Cohort C. Disease control, defined as an objective response or stable disease for 12 weeks or more, was similar across the cohorts: 48% for Cohort A, 54% for Cohort B, and 57% for Cohort C. The median progression free survival, or PFS, for Cohort A was 83 days, for Cohort B was 85 days, and for cohort C was 110 days. Overall PFS was longer in Cohort C as compared to Cohorts A and B, suggesting a benefit to higher vosaroxin doses; however, this cohort had a higher incidence of febrile neutropenia (29%) than Cohorts A (9%) or B (5%). Based on activity and tolerability, the dose/schedule represented by Cohort B was selected for future consideration. Four partial responses were achieved in the 44 women who were Doxil® failures, for an ORR of 9%, and 66% achieved disease control. The median PFS in these Doxil® failure patients was 91 days. PFS was not statistically different from those who had not failed Doxil®. Overall, the adverse event profile was similar across cohorts and vosaroxin was generally well-tolerated. Grade 3 or higher adverse events occurring in more than 10% of patients included neutropenia, febrile neutropenia, fatigue, and anemia. This data was presented at the American Society of Clinical Oncology 2010 Annual Meeting in June 2010.

Dainippon Sumitomo Pharma Co., Ltd. Licensing Agreement

In October 2003, we entered into an agreement with Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, to acquire exclusive worldwide development and marketing rights for our lead anti-cancer product candidate, vosaroxin. In January 2011, we made a $0.5 million milestone payment to Dainippon as a result of the initiation of our VALOR trial in December 2010. In the future we may be required to make additional milestone payments of up to $7.0 million to Dainippon, for (a) filing new drug applications, or NDAs, in the United States,

Europe and Japan, and (b) for receiving regulatory approvals in these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Dainippon.

The agreement also provides for royalty payments to Dainippon at rates that are based on total annual net sales. Under the agreement, we may reduce our royalty payments to Dainippon if a third party markets a competitive product and we must pay royalties for third-party intellectual property rights necessary to commercialize vosaroxin. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

If we discontinue seeking regulatory approval and/or the sale of the product in a region, we are required to return to Dainippon its rights to the product in that region. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

Strategic Collaborations

Overview

Over the past three years, we have generated revenue primarily through collaborations with Biogen Idec, Johnson & Johnson Pharmaceutical Research & Development LLC, or J&JPRD, and Merck & Co., Inc., or Merck, consisting principally of research funding and milestones paid by our collaborators, which substantially offset the related research and development expenses. Our collaborations with J&JPRD and Merck terminated in January 2010 and June 2010, respectively. From January 1, 2008 to December 31, 2010, we recorded an aggregate of $6.5 million in revenues from our collaboration partners. In 2008 and 2009, we received $4.3 million and $1.5 million, respectively, from Biogen Idec, which represented 80% and 40% of our total revenues for these periods. In 2010, we recorded no revenue related to Biogen Idec.

Biogen Idec

In August 2004, we entered into a collaboration agreement with Biogen Idec to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system. Concurrent with the signing of the agreement, Biogen Idec paid a $7.0 million upfront technology access fee and made a $14.0 million equity investment in Sunesis through the purchase of our Series C-2 preferred stock, which converted into common stock upon our initial public offering in September 2005.

Pursuant to the terms of the collaboration agreement, we applied our fragment-based drug discovery technology, Tethering, to generate small molecule leads during the research term, for which we received research funding, which was paid in advance to support some of our scientific personnel. In connection with our June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through this date. We have received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through December 31, 2010, including a $1.5 million milestone received in cash in July 2009 for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

We may in the future receive pre-commercialization milestone payments of up to $60.5 million per target, as well as royalty payments depending on product sales. Potential total royalty payments may be increased if we exercise our option to co-develop and co-promote product candidates for up to two targets worldwide (excluding Japan) and may be reduced if Biogen Idec is required to in-license additional intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a collaboration product.

In November 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including programs under this collaboration agreement. We cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under the collaboration agreement or on our prospects for the receipt of milestone or royalty payments under the collaboration agreement. We expect that a Phase 1 clinical trial will be initiated in 2011 for the Raf kinase inhibitor program.

Manufacturing

We do not have internal manufacturing capabilities for the production of clinical or commercial quantities of vosaroxin. To date, we have relied on, and we expect to continue to rely on, a limited number of third-party contract manufacturers for the production of clinical and commercial quantities of the vosaroxin active pharmaceutical ingredient, or API, the finished drug product incorporating the API, or FDP, and the placebo used in the VALOR trial. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties may include provisions that allow for termination at will by either party following a relatively short notice period.

We currently rely on two contract manufacturers for the vosaroxin API, which is manufactured through a multi-step convergent synthesis in which two intermediates are manufactured in a parallel process and then combined and de-protected in the final two steps. We recently started working with the second vosaroxin API manufacturer, and to date no vosaroxin FDP has been formulated from the vosaroxin API supplied by this second manufacturer. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP.

Because the vosaroxin API is classified as a cytotoxic substance, the number of available manufacturers for the API and FDP is limited. We believe that there are at least five contract manufacturers with suitable facilities in North America to manufacture the vosaroxin API, and at least four with suitable facilities for the manufacture of vosaroxin FDP. There are also a number of manufacturers with suitable facilities outside of North America, including one of our vosaroxin API manufacturers. If we are unable to obtain sufficient quantities of the vosaroxin API and FDP from our current manufacturers, it may take time to engage alternative manufacturers, which could delay the development of and impair our ability to commercialize vosaroxin.

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials. New lots of vosaroxin API and FDP will need to be manufactured and released to support our current and planned clinical activities, including the VALOR trial and stability assessments required for regulatory approval. Prior to being approved for commercial sale, we will seek to arrange for the manufacture of vosaroxin API and FDP in larger quantities. Any significant scale-up of manufacturing will be accompanied by process validation studies, which are required to be reviewed by the FDA prior to regulatory approval.

In addition, the cytarabine used in our VALOR trial is procured from third party distributors. Cytarabine is currently in short supply, but to date we have been able to procure necessary supplies to support our VALOR trial. Additional procurement of cytarabine will be necessary to complete the VALOR trial.

Competition

We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML. Many of our competitors have significantly greater financial, manufacturing, marketing and drug-development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies that currently exist or are being developed for the treatment of cancer. Some of the current key competitors to vosaroxin in

AML include Genzyme Corporation’s clofarabine and Celgene Corporation’s azacitidine. We expect competition for vosaroxin for the treatment of AML to increase as additional products are developed and approved in various patient populations.

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

Intellectual Property

We believe that patent protection is crucial to our business and that our future success depends in part on our ability to obtain patents protecting vosaroxin or future drug candidates, if any. Historically we have patented a wide range of technology, inventions and improvements related to our business, but which we are no longer actively developing.

The vosaroxin composition of matter is covered by U.S. patent 5,817,669 and its counterpart patents in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In July 2010, we announced that the European Patent Office, or EPO, had granted us a patent covering combinations of vosaroxin with cytarabine. The patent was validated and provides coverage for such combination products in 30 member states of the European Patent Convention and is due to expire in 2025. In November 2010, we announced that the U.S. Patent and Trademark Office granted us a patent covering certain pharmaceutical compositions of vosaroxin, and in March 2011, we announced that the EPO had granted us a similar patent, which we are proceeding to validate in multiple EPO member states. These patents cover the formulation used in our VALOR trial and are due to expire in 2025. Related patent applications are pending in other major markets throughout the world, including Japan, Australia and Canada.

As of December 31, 2010, approximately 76 U.S. and foreign applications pertaining to vosaroxin and compositions and uses thereof were pending. When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML.

Our ability to build and maintain our proprietary position for vosaroxin and any future drug candidates, if any, will depend on our success in obtaining effective claims and enforcing those claims if granted. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect vosaroxin or future drug candidates, if any. The patents we own or license and those that may issue in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

Patent applications filed before November 29, 2000 in the United States are maintained in secrecy until patents issue. Later filed U.S. applications and patent applications in most foreign countries generally are not published until at least 18 months after their earliest filing date. Scientific and patent publication often occurs long after the date of the scientific discoveries disclosed in those publications. Accordingly, we cannot be certain that we were the first to invent the subject matter covered by any patent application or that we were the first to file a patent application for any inventions.

Our commercial success depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. The existence of third party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursuing research, development or commercialization of vosaroxin or future drug candidates, if any, or be required to obtain licenses to such patents or to develop or obtain alternative technology.

We may need to commence or defend litigation to enforce or to determine the scope and validity of any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation affecting proprietary rights we own or have licensed could present significant risk of competition for vosaroxin or future drug candidates, if any, that we market or seek to develop. Any adverse outcome in litigation affecting third party proprietary rights could subject us to significant liabilities to third parties and could require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

We also rely on trade secrets to protect our technology, especially in situations or jurisdictions in which we believe patent protection may not be appropriate or obtainable. However, trade secrets are difficult to maintain and do not protect technology against independent developments made by third parties.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of vosaroxin and any future drug candidates we may develop, if any. The application of these regulatory frameworks to the development, approval and commercialization of vosaroxin or our future drug candidates, if any, will take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and implementing regulations. The process required by the FDA before vosaroxin and any future drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies;

•	submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before clinical trials begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA to the FDA;

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for vosaroxin or our future drug candidates, if any, will be granted on a timely basis, if at all.

The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon FDA receipt of Orphan Drug Designation, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of Prescription Drug User Fee Act (PDUFA) application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication.

Preclinical Testing and INDs

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. Laboratories that comply with the FDA Good Laboratory Practice regulations must conduct preclinical safety tests. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those submitted by Biogen Idec or our potential future collaboration partners, if any, may not result in FDA authorization to commence a clinical trial.

Clinical Trials

Clinical trials involve the administration of an IND to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Protection of Human Subjects regulations and Good Clinical Practices, or GCP, under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application.

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

Clinical trials are typically conducted in three sequential phases, which may overlap, sometimes followed by a fourth phase:

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

The results of development, preclinical testing and clinical trials, together with extensive manufacturing information and a substantial user fee, are submitted to the FDA as part of an NDA for approval of the marketing and commercial distribution of the drug. The review process routinely takes 10 months but is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical testing. Even if data from such testing are obtained and submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or Biogen Idec, or our potential future collaboration partners, if any, interpret data. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

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

With fast track designation, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. We do not know whether vosaroxin or our future drug candidates, if any, will receive a priority review designation or, if a priority designation is received, whether that review or approval will be faster than conventional FDA procedures. We also cannot predict whether vosaroxin or our future drug candidates, if any, will obtain accelerated approval or priority review, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of vosaroxin or our future drug candidates, if any.

Satisfaction of FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with vosaroxin, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or Biogen Idec, or our potential future collaboration partners, if any, pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of vosaroxin or our future drug candidates, if any. Our VALOR trial is expected to enroll patients in Europe, Canada, Australia and New Zealand. We may in the future initiate clinical trials in other countries throughout the world. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

In addition to regulations in the United States, the European Union and Canada, we will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of our product candidates. Our ability to sell drugs will also depend on the availability of reimbursement from government and private practice insurance companies.

Research and Development Expenses

We incurred $14.4 million, $13.2 million and $26.3 million of research and development expenses in 2010, 2009 and 2008, respectively. We do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of fragment-based drug discovery methods, the development of in-house research capabilities, or on the clinical development of product candidates other than vosaroxin. In addition, we are no longer conducting any research activities in connection with our collaboration with Biogen Idec. However, we have incurred and expect to continue to incur increased levels of research and development expenses to conduct further clinical and related development of vosaroxin.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2010, our workforce consisted of 27 full-time employees. Of our total workforce, 17 are engaged in research and development and 10 are engaged in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

We believe that with $53.4 million in cash and investments as of December 31, 2010, we currently have the resources available and accessible to fund our operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed our current estimates, unblinding does not occur within the currently anticipated timeframe or we are unable to raise sufficient additional capital through our controlled equity offering facility or otherwise, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above. We will need to raise substantial additional capital if we expand the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB.

In addition, we will need to raise substantial additional capital to:

•	complete the development and potential commercialization of vosaroxin;

•	fund additional clinical trials of vosaroxin and seek regulatory approvals;

•	expand our development activities;

•	implement additional internal systems and infrastructure; and

•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•

the need for additional or expanded clinical trials (including in particular potential expansion of the number of patients included in the VALOR trial based on the pre-specified interim analysis of data from the trial by the DSMB);

•	the economic and other terms and timing of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

We may not be able to raise necessary additional funding pursuant to our controlled equity offering facility with Cantor and, as a result, may need to try to obtain additional capital through alternative financing options then available to us, if any, to fully finance the VALOR trial through to its unblinding and otherwise continue our operations.

On April 28, 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of March 15, 2011, we had sold an aggregate of 3.7 million shares of common stock at an average price of $4.32 per share for gross proceeds of $16.0 million. As of March 15, 2011, approximately $4.0 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement. Notwithstanding, we may be limited under the terms of the facility in the number of shares of common stock we may issue and the resulting amount of capital that we could raise pursuant thereto. Any such limitation may be due to a number of factors, including as a result of the termination of the facility due to a material breach of its terms by us or Cantor’s election to terminate the facility in its discretion. In addition, we may be subject to limitations on the number of shares of common stock we may sell pursuant to the facility due to the eligibility requirements for use of a Form S-3 Registration Statement and other applicable legal restrictions. As a result, there is no assurance that the controlled equity offering facility will be available when required or that we will be able to raise the necessary funding pursuant thereto in order to fully finance the VALOR trial until its planned unblinding and otherwise continue our operations. In such event, we will need to raise additional capital through alternative financing options then available to us, if any.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2010, 2009 and 2008 were $24.6 million, $40.2 million and $37.2 million, respectively. As of December 31, 2010, we had an accumulated deficit of $381.0 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from research collaboration agreements with Biogen Idec, Merck and J&J PRD. As of December 31, 2010, our only remaining ongoing collaboration is with Biogen Idec; however, the research phase for this collaboration is completed. On November 3, 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including the collaboration agreement with us. We cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under our collaboration agreement or on our prospects for the receipt of milestone or royalty payments under the collaboration agreement. We do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We do not know whether our ongoing clinical trials or any other future clinical trials with vosaroxin or any of our product candidates, including the VALOR trial in particular, will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of our planned or future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	results of meetings with the FDA and/or other regulatory bodies;

•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical trials;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical trial at prospective sites; or

•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	delays or failures in reaching the number of events pre-specified in the trial design;

•

the need to expand the clinical trial (including, in particular, potential expansion of the number of patients included in our VALOR trial based on the pre-specified interim analysis of data by the DSMB);

•	delays or failures in obtaining sufficient clinical materials, including vosaroxin, its matching placebo and cytarabine;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or ourselves. Any failure to complete or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

We rely on a limited number of third-party manufacturers that are capable of manufacturing vosaroxin API and FDP to supply us with our vosaroxin API and FDP and the placebo used in the VALOR trial. If we fail to obtain sufficient quantities of these materials, the VALOR trial and the development of vosaroxin could be halted or significantly delayed. In addition, we have previously identified product impurities in the vosaroxin API, and there is no assurance they will not occur in the future.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP and the placebo product used in the VALOR trial. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers.

We currently rely on two contract manufacturers for the vosaroxin API, which is manufactured through a multi-step convergent synthesis in which two intermediates are manufactured in a parallel process and then combined and de-protected in the final two steps. We recently started working with the second vosaroxin API manufacturer, and to date no vosaroxin FDP has been formulated from the vosaroxin API supplied by this second manufacturer. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP.

If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP or placebo we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP for six to nine months. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API, FDP and placebo needs for the foreseeable future.

Vosaroxin requires precise, high quality manufacturing. We have observed visible particles during stability studies of two vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented, and continue to monitor and adjust, a revised manufacturing process to seek to control the impurity and thereby prevent particle formation. Two lots of vosaroxin API manufactured using a revised manufacturing process were formulated into FDP lots that have both completed up to 24 months of stability testing at room temperature without formation of particles. It will take time to evaluate whether or not our revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in FDP lots over the longer term, and to evaluate whether or not such control of particle formation can also be reliably and consistently achieved in subsequent lots over the shorter or longer term. If our changes in manufacturing process do not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA and/or other regulatory bodies, which could include a temporary clinical hold of the VALOR trial until the issue has been resolved to their satisfaction.

In addition to process impurities, our contract manufacturers’ failure to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for vosaroxin, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials. New lots of API and FDP will need to be manufactured and released to support our VALOR trial and stability assessments required for regulatory approval. There can be no assurance that we will be able to obtain a sufficient supply of vosaroxin API and FDP to supply our VALOR trial at the anticipated rate of enrollment or to continue the trial without interruption. Prior to being approved for commercial sale, we will need to manufacture API and FDP in larger quantities. Any significant scale-up of manufacturing will be accompanied by process validation studies, which are required to be reviewed by the FDA prior to approval. If we are unable to successfully increase the manufacturing capacity for vosaroxin, the regulatory approval or commercial launch may be delayed or there may be a shortage in commercial supply.

We rely on third-party distributors for the supply of cytarabine for our VALOR trial. Cytarabine is in short supply throughout the world, and there is no guarantee we can procure sufficient quantities to supply our VALOR trial.

The cytarabine used in our VALOR trial is procured from third-party distributors. Cytarabine is currently in short supply throughout the world. Additional procurement of cytarabine will be necessary to complete the VALOR trial. If we are unable to procure the necessary supplies to support our VALOR trial, the trial will be delayed. Any significant delay could seriously harm our business.

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin, including the VALOR trial. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments include nucleoside analogs, anthracyclines and hypomethylating agents. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials. In the VALOR trial, vosaroxin is being tested in patients with AML, which can be a difficult patient population to recruit.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA or other regulatory agencies.

Prior to receiving approval to commercialize vosaroxin or future product candidates, if any, in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of vosaroxin may not be experienced in the VALOR trial. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In addition, although we believe that our discussions with the FDA support the potential approval of vosaroxin for the treatment of AML based on positive results from the VALOR trial without the need to conduct additional clinical trials, the FDA has substantial discretion in the approval process and may not grant approval based on data from this trial.

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

We expect to expand our development capabilities, and any difficulties hiring or retaining key personnel or managing this growth could disrupt our operations.

We are highly dependent on the principal members of our development staff. We expect to expand our development capabilities by increasing expenditures in these areas, hiring additional employees and potentially expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

If our competitors develop and market products that are more effective, safer or less expensive than vosaroxin, our commercial opportunities will be negatively impacted.

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

Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies that currently exist or are being developed. There are a number of compounds in development for the treatment of AML, including Genzyme Corporation’s clofarabine and Celgene Corporation’s azacitidine. Each of these or other compounds could become potential competitors for vosaroxin, if approved.

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

The composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.

The vosaroxin composition of matter is covered by U.S. patent 5,817,669 and its counterpart patents in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In July 2010, we announced that the European Patent Office, or EPO, had granted us a patent covering combinations of vosaroxin with cytarabine. The patent was validated and provides coverage for such combination products in 30 member states of the European Patent Convention and is due to expire in 2025. In November 2010, we announced that the U.S. Patent and Trademark Office had granted us a patent covering certain pharmaceutical compositions of vosaroxin, and in March 2011, we announced that the EPO had granted us a similar patent, which we are proceeding to validate in multiple EPO member states. These patents cover the formulation used in our VALOR trial and are due to expire in 2025. We do not know whether patent term extensions and data exclusivity periods will be available in the future. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product.

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

If conflicts of interest arise between our current or future collaboration partners, if any, and us, any of them may act in their self interest, which may be adverse to our interests.

If a conflict of interest arises between us and one or more of our current or potential future collaboration partners, if any, they may act in their own self interest or otherwise in a way that is not in the interest of our company or our stockholders. Biogen Idec or potential future collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of collaboration with our company. In current or potential future collaborations, if any, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these collaborations. Competing products, either developed by our collaboration partners or to which our collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the collaboration agreement.

If one or more of our current or potential future collaboration partners, if any, were to breach or terminate their collaboration agreements with us or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates could be delayed or terminated. We do not know whether our collaboration partners will pursue alternative technologies or develop alternative product candidates, either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaboration agreements with our company.

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

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with activities related to the VALOR trial that are occurring outside of the United States, and in particular in Western Europe. When the U.S. dollar weakens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense increases, and when the U.S. dollar strengthens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our results of operations. We may purchase certain European currencies or highly-rated investments denominated in such currencies to manage the risk of future movements in foreign exchange rates that would affect such payables in accordance with our investment policy. However, there is no guarantee that the related gains and losses will substantially offset each other, and we may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter.

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

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin in any jurisdiction. None of our collaboration partners have had a product resulting from our collaboration enter clinical trials. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

Regulatory approval of an NDA or NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive, uncertain and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In particular, although we believe that our discussions with the FDA support the potential approval of vosaroxin for the treatment of AML based on positive results from the VALOR trial without the need to conduct additional clinical trials, the FDA has substantial discretion in the approval process and may not grant approval based on data from this trial.

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

Any regulatory approvals that we or our potential future collaboration partners receive for vosaroxin or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

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

We intend to market vosaroxin in international markets. In order to market vosaroxin in the European Union, Canada and many other foreign jurisdictions, we must obtain separate regulatory approvals. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize vosaroxin or any other future products in any market.

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

We, through third-party contractors, use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, regional and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could significantly exceed our insurance coverage, which is limited for pollution cleanup and contamination.

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In 2010, our common stock traded as low as $1.75 and as high as $9.72. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;

•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin;

•	an expansion of the number of patients included in the VALOR trial based on the pre-specified interim analysis by the DSMB;

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

Our common stock currently trades on The NASDAQ Capital Market under the symbol “SNSS.” This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly impact our ability to satisfy these continued listing standards. In the event we are unable to maintain these continued listing standards, our common stock may be subject to delisting from The NASDAQ Capital Market.

From March 31, 2010 until the close of trading on March 1, 2011, we were not in compliance with the minimum bid price requirement of $1.00 per share pursuant to NASDAQ Listing Rule 5550(a)(2). On February 14, 2011, we effected a one-for-six reverse split of our capital stock, or the Reverse Split, as previously authorized and approved at our annual meeting of stockholders on June 2, 2010. As a result of the Reverse Split, every six shares of our capital stock were combined into one share of capital stock. On February 15, 2011, our common stock began trading on The NASDAQ Capital Market on a post-Reverse Split basis, following which the bid price of our common stock closed at or above $1.00 for the 10 consecutive business days ended March 1, 2011. As a result, on March 2, 2011, we received a letter from NASDAQ indicating that we had regained compliance with the rule as the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive trading days. As a result, we are currently in full compliance with the NASDAQ continued listing requirements.

As mentioned above, the price of our common stock can be volatile, and there can be no assurance that we will continue to meet the minimum $1.00 bid price requirement or the other NASDAQ continued listing requirements in the future, and we may be subject to delisting as a result. If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

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

Our executive officers and directors and their affiliates beneficially owned approximately 34.7% of our outstanding capital stock as of December 31, 2010, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In December 2006, we leased 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. This lease expires in April 2013, subject to our option to extend the lease through February 2014. In October 2008, we leased 5,500 square feet of laboratory space at 349 Allerton Avenue, South San Francisco, California. This lease expired in October 2010 and we did not exercise our option to extend the lease. We believe that our current facility will be sufficient to meet our needs through at least 2011.

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

Our common stock is listed on The NASDAQ Capital Market under the symbol “SNSS.” From our initial public offering on September 27, 2005 until August 3, 2009 our common stock was listed on The NASDAQ Global Market under the same symbol. The following table sets forth the range of the high and low sales prices by quarter, as reported by NASDAQ, after giving retroactive effect to the one-for-six reverse split of shares of our capital stock, or the Reverse Split, outstanding immediately prior to the effective time of the Reverse Split on February 14, 2011.

Year-Ended December 31, 2009	High	Low
First Quarter	$3.03	$0.96
Second Quarter	$5.40	$0.30
Third Quarter	$3.36	$1.57
Fourth Quarter	$14.58	$1.62

Year-Ended December 31, 2010	High	Low
First Quarter	$9.72	$4.26
Second Quarter	$7.38	$2.64
Third Quarter	$3.30	$2.22
Fourth Quarter	$3.69	$1.75

As of February 18, 2011, there were approximately 179 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On March 15, 2011, the last sale price reported on The NASDAQ Capital Market for our common stock was $1.88 per share.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our board of directors is to retain cash and investments primarily to provide funds for our future growth.

Unregistered Sales of Equity Securities

In March 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for the private placement of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, or the Private Placement. On April 3, 2009, we sold $10.0 million of units consisting of shares of our Series A convertible preferred stock and warrants to purchase our common stock in the initial closing of the Private Placement. On October 30, 2009, we sold $5.0 million of units in the second closing. On June 30, 2010, we sold $28.5 million of common stock in the third and final closing of the Private Placement. Aggregate net proceeds from the Private Placement were $40.1 million. The sales were to accredited investors, including certain members of management, and were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder.

In connection with the initial closing, we issued 483,081 shares of Series A convertible preferred stock to the investors, which were initially convertible into 4,830,901 shares of common stock, and warrants to purchase 4,830,901 shares of common stock. In connection with the second closing, we issued 241,537 shares of Series A convertible preferred stock to the investors, which were initially convertible into 2,415,438 shares of common stock, and warrants to purchase 2,415,438 shares of common stock. The warrants to purchase common stock may be exercised at the election of the holder at any time during their term of seven years from the date of issuance. During the year ended December 31, 2010, a total of 1,764,322 shares of common stock were issued upon the exercise of warrants issued in the Private Placement. As of March 15, 2011, 4,592,123 shares of common stock remained available for issuance upon the exercise of warrants issued in the Private Placement.

In connection with the third and final closing of the Private Placement, we issued 17,272,716 shares of common stock to the investors at a purchase price of $1.65 per share. In conjunction with this closing, each of the outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement was converted into 10 shares of common stock, and as a result, an additional 7,246,339 shares of common stock were issued on June 30, 2010.

We have used, and expect to use, the aggregate net proceeds of $40.1 million for working capital and other general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report.

	Year Ended December 31,
Consolidated Statement of Operations:	2010	2009	2008	2007	2006
	(In thousands, except shares and per share amounts)
Revenue:
Collaboration revenue	$27	$1,550	$4,917	$9,163	$13,671
License and other revenue	6	2,212	500	500	38

Total revenues	33	3,762	5,417	9,663	13,709

Operating expenses:
Research and development	14,434	13,247	26,285	36,060	35,615
General and administrative	7,005	7,748	11,524	13,570	12,255
Restructuring charges	—	1,916	5,783	1,563	—

Total operating expenses	21,439	22,911	43,592	51,193	47,870

Loss from operations	(21,406)	(19,149)	(38,175)	(41,530)	(34,161)
Other income (expense), net(1)	(3,181)	(21,077)	989	2,769	2,924

Net loss	(24,587)	(40,226)	(37,186)	(38,761)	(31,237)
Deemed distribution to preferred stockholders(2)	—	(27,563)	—	—	—

Loss attributable to common stockholders	$(24,587)	$(67,789)	$(37,186)	$(38,761)	$(31,237)

Basic and diluted loss attributable to common stockholders per common share	$(0.99)	$(11.80)	$(6.49)	$(7.19)	$(6.75)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	24,860,212	5,746,786	5,731,196	5,390,034	4,626,391

(1)	In December 2010, we recorded a non-cash charge of $3.7 million to revalue the liability for warrants issued in connection with the underwritten offering in October 2010 (see Note 9 of the accompanying consolidated financial statements).

During 2009, we recorded non-cash charges of $21.0 million related to the accounting for the fair values of securities issued as part of the Private Placement (see Note 9 of the accompanying consolidated financial statements). The non-cash charges consisted of $7.5 million recorded upon the initial closing of $10.0 million of units in April 2009 and $13.5 million upon the revaluation in June 2009 of the options to participate in the second closing of $5.0 million of units and the third closing of up to $28.5 million of common stock, which occurred in October 2009 and June 2010, respectively.

(2)	During 2009, we recorded deemed distributions to preferred stockholders totaling $27.6 million, related to the accounting for the Private Placement. Of this amount, $26.4 million was due to the revaluation of certain securities upon an amendment of the Private Placement agreements in June 2009, and $1.2 million was due to the write-off of a discount for a beneficial conversion feature on the convertible preferred stock issued as part of the second closing of the Private Placement in October 2009.

	As of December 31,
Consolidated Balance Sheet Data:	2010	2009	2008	2007	2006
	(In thousands)
Cash, cash equivalents and marketable securities	$53,396	$4,259	$10,619	$47,684	$63,105
Working capital	42,118	1,807	5,371	39,707	55,279
Total assets	54,858	5,169	12,784	53,246	69,276
Long-term portion of equipment leases	—	—	—	1,353	956
Convertible preferred stock	—	60,005	—	—	—
Common stock and additional paid-in capital	423,267	298,473	322,675	320,583	298,077
Accumulated deficit	(381,005)	(356,418)	(316,192)	(279,006)	(240,245)
Total stockholders’ equity	42,247	2,060	6,491	41,394	56,804

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2010 and results of operations for the year ended December 31, 2010 should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

Vosaroxin is a first-in-class anti-cancer quinolone derivative, or AQD—a class of compounds that has not been used previously for the treatment of cancer. Quinolone derivatives have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. We own worldwide development and commercialization rights to vosaroxin.

In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. The trial design is based on data from our Phase 2 clinical trial of vosaroxin in combination with cytarabine in first relapsed or primary refractory AML, together with guidance received from both U.S. and European regulatory agencies.

With an anticipated 450 evaluable patients, the trial is designed to have a 90% probability of detecting a 40% difference in overall survival. The trial includes a single pre-specified interim analysis by the independent Data Safety Monitoring Board, or DSMB, that may recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to maintain adequate power across a range of clinically meaningful and statistically significant survival outcomes. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine.

We are also in the survival follow-up stage of two fully-enrolled clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with first relapsed or primary refractory AML, and (b) a Phase 2 trial (known as REVEAL-1) in previously untreated elderly patients with AML, which explored three different dose schedules. In addition, we completed a Phase 2 single agent trial of vosaroxin in platinum-resistant ovarian cancer patients in 2010, which explored three different dose cohorts. The most recent data from the AML studies were presented at the Chemotherapy Foundation Symposium XXVIII in November 2010, and the most recent data from the ovarian cancer study were presented at the American Society of Clinical Oncology 2010 Annual Meeting in June 2010.

In 2009, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to vosaroxin for the treatment of AML. In July 2010, we announced that the European Patent Office, or EPO, had granted us a patent covering combinations of vosaroxin with cytarabine. The patent provides coverage to 2025 for such combination products in 30 member states of the European Patent Convention. In November 2010, we announced that the U.S. Patent and Trademark Office had granted us a patent covering pharmaceutical compositions of vosaroxin, and in March 2011, we announced that the EPO had granted us a similar patent, which we are proceeding to validate in multiple EPO member states. These patents cover the formulation used in our VALOR trial and extend vosaroxin’s patent life to 2025. Related patent applications are pending in other major markets throughout the world, including Japan, Australia and Canada.

Recent Financial History

In March 2009, we entered into a securities purchase agreement with accredited investors, including certain members of management, providing for the private placement of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings, or the Private Placement. We completed the initial closing of $10.0 million in April 2009, resulting in net proceeds of $8.8 million, and the second closing of $5.0 million in October 2009, for net proceeds of $4.7 million. In June 2010, we completed the third and final closing of the Private Placement, issuing 17.3 million shares of common stock to the investors at a purchase price of $1.65 per share, for net proceeds of $26.7 million. In conjunction with this closing, each of the 0.7 million outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement was converted into 10 shares of common stock, and as a result, 7.2 million shares of common stock were issued in June 2010.

In January 2010, we entered into our first controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through Cantor acting as agent and/or principal, subject to certain conditions. Under this facility, we sold an aggregate of 2.6 million shares of common stock in 2010 at an average price of $5.67 per share for gross proceeds of $15.0 million. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility. No further shares of common stock can be issued under this facility.

In April 2010, we entered into a second controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of March 15, 2011, we had sold an aggregate of 3.7 million shares of common stock at an average price of $4.32 per share for gross proceeds of $16.0 million. Net proceeds were $15.4 million after deducting Cantor’s commission and costs to set up the facility. As of March 15, 2011, $4.0 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement.

In October 2010, we completed an underwritten offering, pursuant to which we issued an aggregate of 7.4 million shares of our common stock and warrants to purchase 3.7 million shares of our common stock, for aggregate gross proceeds of $15.5 million, or the 2010 Offering. Net proceeds from the sale were $14.2 million, after deducting the underwriting discount and offering expenses. The warrants are exercisable beginning six months after issuance at an exercise price of $2.52 per share, and expire five years from the date of issuance.

On February 14, 2011, we effected a one-for-six reverse split of our capital stock, or the Reverse Split, as previously authorized and approved at our annual meeting of stockholders on June 2, 2010. As a result of the Reverse Split, every six shares of our capital stock were combined into one share of capital stock. The Reverse Split affected all our common stock outstanding immediately prior to the effective time of the Reverse Split as well as the number of shares of common stock available for issuance under our equity incentive plans. In addition, the Reverse Split effected a reduction in the number of shares of common stock issuable upon the exercise of outstanding stock options and warrants. Immediately following the Reverse Split, 45,989,737 shares of our common stock were outstanding. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to the Reverse Split.

We have incurred significant losses in each year since our inception. As of December 31, 2010, we had cash, cash equivalents and marketable securities of $53.4 million and an accumulated deficit of $381.0 million. We expect to continue to incur significant losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for vosaroxin.

On March 31, 2010, we received a letter from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that we did not comply with the minimum $1.00 per share closing bid price requirement, or the Bid Price Requirement, for a continued listing on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rules, we were given until September 27, 2010 to regain compliance. On September 28, 2010, we received a second letter from the Staff notifying us of its determination that we had failed to regain compliance with the Bid Price Requirement by September 27, 2010, but that we met all other initial inclusion criteria for The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. As a result, in accordance with NASDAQ Listing Rules, we were granted an additional 180 calendar days, or until March 28, 2011, to regain compliance. To regain compliance, the bid price of our common stock needed to close at or above $1.00 for at least 10 consecutive business days at any time prior to March 28, 2011. Our common stock began trading on The NASDAQ Capital Market on a post-Reverse Split basis on February 15, 2011. Subsequently, the bid price of our common stock closed at or above $1.00 for the 10 consecutive business days ended March 1, 2011, and on March 2, 2011, we received a letter from NASDAQ notifying us that we had regained compliance with the Bid Price Requirement.

Capital Requirements

While we believe that we currently have the resources available and accessible to fund our operations until the planned unblinding of the VALOR trial in 2013, we will need to raise substantial additional capital to complete development and the potential commercialization of vosaroxin. To the extent that the costs of the VALOR trial exceed our current estimates, unblinding does not occur within the currently anticipated timeframe or we are unable to raise sufficient additional capital through our controlled equity offering facility or otherwise, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above. We will also need to raise substantial additional capital if we expand the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB. In addition, we will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin.

We expect to finance our future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

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

Accounting for Equity Financings

The accounting for the initial and second closing of the sale of $10.0 million and $5.0 million of units, respectively, under our Private Placement, and subsequent revaluations of the related financial instruments, required fair values to be established at different dates, either individually or in aggregate, for the four primary components of the Private Placement: (a) the Series A convertible preferred stock, (b) the warrants to purchase common stock, (c) the option for the investors to participate in the second closing, or the Second Closing Option, and (d) the option for the investors to participate in the common equity closing, or the Common Equity Closing Option. The Option-Pricing Method, which utilizes the Black-Scholes model, was selected to determine these fair values, which were calculated as a series of call options on the potential enterprise value of the company at different valuation points at which the claims of the different stakeholder groups on the enterprise value would change. The results of the Black-Scholes model were affected by the company’s stock price, as well as assumptions regarding a number of highly subjective variables. These variables included the expected term of the financial instruments and our expected stock price volatility, risk-free interest rate and dividend rate over the expected term. Alternative models could have been selected to calculate these fair values, which may have produced significantly different results.

In October 2010, we completed the 2010 Offering, in which we sold our common stock and warrants to purchase our common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value each period end, with the change in fair value recorded to other income (expense) in the statement of operations. The Black-Scholes model was selected as the most appropriate method to estimate both the initial and subsequent fair values of the warrants. The determination of initial and subsequent fair values is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, as noted above. Changes in these input variables have, and will continue to, affect the income or expense recorded each period for the revaluation of outstanding warrants. As a result, fluctuations in our stock price or other input variables may significantly affect our financial results.

Revenue Recognition

Revenue arrangements with multiple deliverables are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 605-25, Multiple-Element Arrangements, or ASC 605-25. Under ASC 605-25, revenue arrangements with multiple deliverables are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration is allocated among the separate units of accounting based on their respective fair value, and the applicable revenue recognition is applied to each of the separate units.

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

Clinical Trial Accounting

We record accruals for estimated clinical trial costs, which include payments for work performed by contract research organizations, or CROs, and participating clinical trial sites. These costs are generally a significant component of research and development expenses. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed immediately, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if we have incomplete or inaccurate information, our clinical trial accruals may not be accurate. The difference between accrued expenses based on our estimates and actual expenses have not been material to date.

Overview of Revenues

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue in the foreseeable future.

Collaboration Revenue

Over the past three years, we have generated revenue primarily through collaborations with Biogen Idec, J&JPRD and Merck, consisting principally of research funding and milestones paid by our collaborators, substantially offsetting our related research and development expenses. Our collaborations with J&JPRD and Merck terminated in January 2010 and June 2010, respectively.

Under our collaboration agreement with Biogen Idec, we may in the future receive pre-commercialization milestone payments of up to $60.5 million per target, as well as royalty payments depending on product sales. Potential total royalty payments may be increased if we exercise our option to co-develop and co-promote product candidates for up to two targets worldwide (excluding Japan) and may be reduced if Biogen Idec is required to in-license additional intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a collaboration product.

In November 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including this collaboration agreement. We cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under the collaboration agreement or on our prospects for the receipt of milestone or royalty payments under the collaboration agreement. We expect that a Phase 1 clinical trial will be initiated in 2011 for the Raf kinase inhibitor program.

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

In December 2010, we commenced enrollment of the VALOR trial. Payments to sites for start-up costs and patient treatment are expected to increase in 2011 as sites are activated to enroll patients. Similarly, costs incurred by our contract research organization and other third party contractors, including the contract manufacturers of the vosaroxin API and FDP, in the execution of the trial are expected to increase in 2011. As a result, we expect research and development expense to be significantly higher in 2011 as compared to 2010.

We are currently developing vosaroxin in AML. Based on results of translational research, clinical results, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication on an ongoing basis. This will affect our research and development expense going forward.

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

As of December 31, 2010, we had incurred $78.1 million of expenses in the development of vosaroxin since it was licensed from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in October 2003. We expect to continue to incur significant expenses related to the development of vosaroxin in 2011 and future years. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the significant costs we will incur in the vosaroxin development program.

Under our collaboration agreement with Biogen Idec, we have the right to participate in the co-development and co-promotion of product candidates for up to two targets including, at our option, the Raf kinase target, on a worldwide basis (excluding Japan). If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly. In November 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including this collaboration agreement. We cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under the collaboration agreement. We expect that a Phase 1 clinical trial will be initiated in 2011 for the Raf kinase inhibitor program.

General and administrative expense. Our general and administrative expense consists primarily of salaries and other related costs for personnel in finance, legal, marketing, information technology, administration and general management, as well as non-cash stock-based compensation. Other significant costs include fees paid to professional services providers and those related to facilities. In 2011, we expect general and administrative expense to be generally comparable to 2010.

Results of Operations

Years Ended December 31, 2010 and 2009

Revenue. Total revenue decreased to $33,000 in 2010 from $3.8 million in 2009. Collaboration revenue of $1.6 million in 2009 was primarily comprised of a $1.5 million milestone earned from Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer. License and other revenue of $2.2 million in 2009 was primarily comprised of $2.0 million from the sale to SARcode Corporation of our interest in all patents and related know-how that had previously been the subject of a license agreement with them.

Research and development expense. Research and development expense increased to $14.4 million in 2010 from $13.2 million in 2009, with substantially all of the expense in each period relating to the vosaroxin development program. The increase in 2010 was primarily due to an increase in clinical expenses, primarily related to the launch of the VALOR trial, of $1.0 million and the accrual of a $0.5 million milestone payment due to Dainippon as a result of the initiation of the VALOR trial in December 2010, which we partially offset by a reduction in facility costs of $0.3 million.

General and administrative expense. General and administrative expense decreased to $7.0 million in 2010 from $7.7 million in 2009. The decrease in 2010 was primarily due to a restructuring plan initiated in March 2009, or the 2009 Restructuring, which resulted in a reduction of $0.8 million in headcount-related expenses, including $0.5 million related to non-cash stock compensation expense.

Restructuring charges. There were no restructuring charges in 2010. Restructuring charges were $1.9 million in 2009, which included $1.3 million for lease termination activities related to a corporate realignment initiated in June 2008, or the 2008 Restructuring, and $0.6 million for employee severance and related benefit costs related to the 2009 Restructuring.

Other income (expense), net. Other expense, net was $3.2 million in 2010 as compared to $21.1 million in 2009. The net expense in 2010 was primarily due to a non-cash charge of $3.7 million for the revaluation of warrants issued in the 2010 Offering to their fair value as of December 31, 2010, partially offset by the receipt of a tax credit of $0.2 million under the IRS Qualifying Therapeutic Discovery Project program. The net expense in 2009 was primarily due to non-cash charges of $21.0 million related to the accounting for the Private Placement, which consisted of $7.5 million recorded upon the initial closing in April 2009 and $13.5 million upon the revaluation in June 2009 of the Second Closing Option and Common Equity Closing Option.

Years Ended December 31, 2009 and 2008

Revenue. Total revenue decreased to $3.8 million in 2009 from $5.4 million in 2008. Collaboration revenue decreased to $1.6 million in 2009 from $4.9 million in 2008, primarily due to the completion of research funding and technology access fee amortization under the Biogen Idec collaboration in June 2008, partially offset by an increase in milestone revenue in 2009 as a result of a $1.5 million milestone from Biogen Idec, as described above. License and other revenue increased to $2.2 million in 2009 from $0.5 million in 2008, primarily due to the sale to SARcode of certain intellectual property, as described above.

Research and development expense. Research and development expense decreased to $13.2 million in 2009 from $26.3 million in 2008. The decrease was primarily due to the 2008 Restructuring, which resulted in decreases in headcount-related expenses of $4.2 million, allocated facility costs of $3.3 million, clinical expenses of $2.6 million and professional service costs of $1.8 million.

General and administrative expense. General and administrative expense decreased to $7.7 million in 2009 from $11.5 million in 2008. The decrease was primarily due to the 2008 Restructuring and the 2009 Restructuring, which together resulted in decreases in headcount-related expenses of $2.1 million, facility costs of $0.9 million and a reduction in professional service costs of $0.5 million.

Restructuring charges. Restructuring charges were $1.9 million in 2009 as compared to $5.8 million in 2008. The charges for 2009 are described above. The 2008 charges were primarily comprised of $5.9 million related to the 2008 Restructuring, which consisted of $3.6 million for employee severance and related benefit costs, including non-cash stock-based compensation of $0.4 million, and $2.3 million related to asset impairment and facility exit costs.

Other income (expense), net. Other expense, net was $21.1 million in 2009 as compared to other income, net of $1.0 million in 2008. The net expense in 2009 was primarily due to non-cash charges of $21.0 million related to the accounting for the Private Placement, as described above. The net income in 2008 primarily related to interest income.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2010, we had net operating loss carry-forwards for federal and state income tax purposes of $253.6 million and $155.6 million, respectively. We also had federal and state research and development tax credit carry-forwards of $5.8 million and $5.6 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss will begin to expire in 2012. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, the receipt of funds from our collaboration partners, and from debt financings.

Our cash, cash equivalents and marketable securities totaled $53.4 million as of December 31, 2010, compared to $4.3 million as of December 31, 2009. The increase of $49.1 million was primarily due to net proceeds of $27.5 million from sales of our common stock through Cantor, $26.7 million from the third closing of the Private Placement, and $14.2 million from the 2010 Offering, partially offset by $19.4 million of net cash used in operating activities.

In January 2010, we entered into our first controlled equity offering sales agreement with Cantor, under which we sold an aggregate of 2.6 million shares of common stock at an average price of $5.67 per share for gross proceeds of $15.0 million. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility.

In April 2010, we entered into a second controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal, subject to certain conditions. Cantor is entitled to a 3% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. As of December 31, 2010, we had sold an aggregate of 3.1 million shares of common stock at an average price of $4.60 per share for gross proceeds of $14.2 million. Net proceeds were $13.7 million after deducting Cantor’s commission and costs to set up the facility, of which $0.4 million was received upon settlement in January 2011. As of December 31, 2010, $5.8 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement.

In June 2010, we completed the third and final closing of the Private Placement, issuing 17.3 million shares of common stock to the investors at a purchase price of $1.65 per share, for gross proceeds of $28.5 million and net proceeds of $26.7 million.

In October 2010, we completed the 2010 Offering, pursuant to which we issued an aggregate of 7.4 million shares of our common stock and warrants to purchase 3.7 million shares of our common stock, for aggregate gross proceeds of $15.5 million. Net proceeds from the sale were $14.2 million, after deducting the underwriting discount and offering expenses. The warrants are exercisable beginning six months after issuance at an exercise price of $2.52 per share, and expire five years from the date of issuance.

Cash Flows

Net cash used in operating activities was $19.4 million in 2010, compared to $20.2 million used in 2009 and $35.5 million in 2008. Net cash used in 2010 resulted primarily from the net loss of $24.6 million, partially offset by net adjustments for non-cash items of $4.5 million (including $3.7 million of charges related to the 2010 Offering). Net cash used in 2009 resulted primarily from the net loss of $40.2 million, and changes in operating assets and liabilities of $1.3 million, partially offset by net adjustments for non-cash items of $21.4 million (including $21.0 million of charges related to the Private Placement and $1.3 million of stock-based compensation, partially offset by a $1.4 million credit for deferred rent related to the 2008 Restructuring). Net cash used in 2008 resulted primarily from the net loss of $37.2 million, and changes in operating assets and liabilities of $3.0 million (including decreases of $1.2 million in deferred revenue and $1.7 million in accrued compensation), partially offset by adjustments for non-cash items of $4.8 million (including $1.9 million of restructuring charges, $1.9 million of stock-based compensation and $1.1 million of depreciation and amortization).

Net cash used in investing activities was $39.1 million in 2010, compared to $4.7 million and $32.3 million provided by investing activities in 2009 and 2008, respectively. Net cash used in 2010 consisted primarily of net outflows from marketable securities transactions. Net cash provided in 2009 consisted primarily of net proceeds from marketable securities transactions of $4.3 million. Net cash provided in 2008 consisted primarily of net proceeds from marketable securities transactions of $31.6 million.

Net cash provided by financing activities was $68.4 million in 2010, compared to $13.4 million provided by financing activities in 2009, and $2.2 million used in financing activities in 2008. Net cash provided in the 2010 period consisted primarily of net proceeds of $26.7 million from the third closing of the Private Placement, $27.5 million from sales of common stock under the two controlled equity offering sales agreements with Cantor, and $14.2 million from the 2010 Offering. Net cash provided in 2009 consisted primarily of net proceeds from the initial and second closings of the Private Placement. Net cash used in 2008 consisted primarily of equipment loan repayments of $2.3 million.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•

the need for additional or expanded clinical trials (including in particular potential expansion of the number of patients included in the VALOR trial based on the pre-specified interim analysis of data from the trial by the DSMB);

•	the timing and economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the costs of supporting our collaboration with Biogen Idec, if any.

We believe that we currently have the resources available and accessible to fund our operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed our current estimates, unblinding does not occur within the currently anticipated timeframe or we are unable to raise sufficient additional capital through our controlled equity offering facility or otherwise, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

We will need to raise substantial additional capital if we expand the number of patients included in the VALOR trial based on the pre-specified interim analysis of data from the trial by the DSMB. In addition, we will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. We expect to finance our future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through the above means. However, we do not know whether additional funding will be available on acceptable terms, or at all. Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

Our operating lease obligations as of December 31, 2010 relate solely to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in December 2006, and expires in April 2013, subject to our option to extend the lease through February 2014.

Under our license agreement with Dainippon, we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Dainippon.

We also have agreements with CROs, clinical sites and other third party contractors for the conduct of our clinical trials. We generally make payments to these entities based upon the activities they perform related to the particular clinical trial. There are generally no penalty clauses for cancellation of these agreements if notice is duly given and payment is made for work performed by the third party under the related agreement.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of Sunesis Pharmaceuticals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP

Palo Alto, California

March 29, 2011

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,223,388	$4,258,715
Marketable securities	39,172,480	—
Prepaids and other current assets	1,285,487	583,030

Total current assets	54,681,355	4,841,745
Property and equipment, net	116,188	263,111
Deposits and other assets	59,974	64,425

Total assets	$54,857,517	$5,169,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415,802	$360,300
Accrued clinical expense	1,573,580	1,129,226
Accrued compensation	1,013,240	728,744
Other accrued liabilities	1,380,409	788,559
Current portion of deferred rent	26,267	27,943
Warrant liability	8,153,712	—

Total current liabilities	12,563,010	3,034,772

Non-current portion of deferred rent	47,838	74,105

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2010 and 2009; zero and 724,618 shares outstanding as of December 31, 2010 and 2009, respectively; aggregate liquidation preference of $44,999,854 as of December 31, 2009	—	60,004,986
Common stock, $0.0001 par value; 400,000,000 and 100,000,000 shares authorized as of December 31, 2010 and 2009, respectively; 45,371,654 and 5,983,725 shares issued and outstanding as of December 31, 2010 and 2009, respectively	4,537	3,590
Additional paid-in capital	423,262,099	298,469,584
Accumulated other comprehensive loss	(14,726)	—
Accumulated deficit	(381,005,241)	(356,417,756)

Total stockholders’ equity	42,246,669	2,060,404

Total liabilities and stockholders’ equity	$54,857,517	$5,169,281

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Revenue:
Collaboration revenue	$27,083	$1,550,000	$4,917,340
License and other revenue	6,000	2,211,547	500,000

Total revenues	33,083	3,761,547	5,417,340
Operating expenses:
Research and development	14,433,777	13,246,859	26,285,294
General and administrative	7,004,909	7,748,243	11,524,198
Restructuring charges	—	1,915,316	5,782,903

Total operating expenses	21,438,686	22,910,418	43,592,395

Loss from operations	(21,405,603)	(19,148,871)	(38,175,055)
Other income (expense), net	(3,181,882)	(21,077,175)	989,428

Net loss	(24,587,485)	(40,226,046)	(37,185,627)
Deemed distribution to preferred stockholders	—	(27,563,400)	—

Loss attributable to common stockholders	$(24,587,485)	$(67,789,446)	$(37,185,627)

Basic and diluted loss attributable to common stockholders per common share	$(0.99)	$(11.80)	$(6.49)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	24,860,212	5,746,786	5,731,196

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compen- sation	Accum- ulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	—	$—	5,727,442	$3,437	320,579,240	$(251,601)	$69,262	$(279,006,083)	$41,394,255
Issuance of common stock under employee stock purchase plan	—	—	7,467	4	66,572	—	—	—	66,576
Issuance of common stock to employees	—	—	11	—	—	—	—	—	—
Stock-based compensation expense—employees	—	—	—	—	1,686,827	—	—	—	1,686,827
Stock-based compensation expense—non-employees	—	—	—	—	828	—	—	—	828
Stock-based compensation expense—restructuring	—	—	—	—	366,637	—	—	—	366,637
Reversal of deferred stock-based compensation	—	—	—	—	(28,500)	28,500	—	—	—
Amortization deferred stock-based compensation	—	—	—	—	—	223,101	—	—	223,101
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(37,185,627)	(37,185,627)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(61,421)	—	(61,421)

Comprehensive loss									(37,247,048)

Balance as of December 31, 2008	—	—	5,734,920	3,441	322,671,604	—	7,841	(316,191,710)	6,491,176
Issuance of $10,000,000 of units consisting of preferred stock and warrants in initial closing of Private Placement, recorded in liabilities	483,081	—	—	—	—	—	—	—	—
Reclassification of preferred stock from liabilities to equity	—	—	—	—	20,126,000	—	—	—	20,126,000
Reclassification of second closing option of Private Placement from liabilities to equity and issuance of amended preferred stock instrument, net of issuance costs of $1,245,757	—	56,146,243	—	—	(46,501,000)	—	—	—	9,645,243
Issuance of $5,000,000 of units consisting of preferred stock and warrants in second closing of Private Placement, net of issuance costs of $321,185	241,537	2,670,343	—	—	2,008,472	—	—	—	4,678,815
Write-off of discount for beneficial conversion feature on second closing of Private Placement	—	1,188,400	—	—	(1,188,400)	—	—	—	—
Issuance of common stock pursuant to warrant exercises	—	—	244,908	147	(147)	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	759	—	6,562	—	—	—	6,562
Issuance of common stock under employee stock purchase plan	—	—	3,136	2	6,140	—	—	—	6,142
Issuance of common stock to employees	—	—	2	—	—	—	—	—	—
Stock-based compensation expenses—employees	—	—	—	—	1,310,945	—	—	—	1,310,945
Stock-based compensation expenses—non-employees	—	—	—	—	29,408	—	—	—	29,408
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(40,226,046)	(40,226,046)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(7,841)	—	(7,841)

Comprehensive loss									(40,233,887)

Balance as of December 31, 2009	724,618	60,004,986	5,983,725	3,590	298,469,584	—	—	(356,417,756)	2,060,404
Issuance of $28,500,000 of common stock in third closing of Private Placement, net of issuance costs of $1,786,786	—	—	17,272,716	10,364	26,702,850	—	—	—	26,713,214
Issuance of common stock upon conversion of preferred stock	(724,618)	(60,004,986)	7,246,339	4,348	60,000,638	—	—	—	—
Issuance of $28,819,974 of common stock through controlled equity offering facilities, net of issuance costs of $1,332,292	—	—	5,725,908	3,364	27,484,318	—	—	—	27,487,682
Issuance of $10,961,379 of common stock in 2010 Offering, net of issuance costs of $1,233,056	—	—	7,357,610	4,415	9,723,908	—	—	—	9,728,323
Issuance of common stock pursuant to warrant exercises	—	—	1,764,322	1,059	(1,059)	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	1,250	1	3,674	—	—	—	3,675
Issuance of common stock under employee stock purchase plan	—	—	3,528	2	5,756	—	—	—	5,758
Issuance of common stock to employees	—	—	16,256	10	(27,410)	—	—	—	(27,400)
Stock-based compensation expenses—employees	—	—	—	—	870,366	—	—	—	870,366
Stock-based compensation expenses—non-employees	—	—	—	—	6,858	—	—	—	6,858
Adjustment of common stock to par value as a result of Reverse Split	—	—	—	(22,616)	22,616	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(24,587,485)	(24,587,485)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(14,726)	—	(14,726)

Comprehensive loss									(24,602,211)

Balance as of December 31, 2010	—	$—	45,371,654	$4,537	$423,262,099	$—	$(14,726)	$(381,005,241)	$42,246,669

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(24,587,485)	$(40,226,046)	$(37,185,627)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	877,224	1,340,353	1,910,755
Depreciation and amortization	150,227	341,576	1,103,848
Non-cash expense related to Private Placement	—	21,016,997	—
Non-cash expense for revaluation of warrant liability	3,664,094	—	—
Non-cash restructuring (reversals) charges, net	—	(1,372,634)	1,937,821
(Gain) loss on sale or disposal of property and equipment	(82,239)	56,188	(189,111)
Exchange gain on marketable securities	(62,966)	—	—
Other non-cash items	(27,400)	—	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(702,457)	351,399	11,154
Deposits and other assets	43,322	83,401	229,972
Accounts payable	55,502	(430,246)	(672,171)
Accrued clinical expense	444,354	(736,547)	840,448
Accrued compensation	284,496	191,529	(1,688,653)
Other accrued liabilities	591,850	(790,128)	(503,145)
Deferred rent	(27,943)	(8,871)	(56,302)
Deferred revenue	—	—	(1,199,948)

Net cash used in operating activities	(19,379,421)	(20,183,029)	(35,460,959)

Cash flows from investing activities
Purchases of property and equipment, net	(64,191)	(6,140)	(179,148)
Proceeds from sale of property and equipment	104,255	391,174	876,303
Purchases of marketable securities	(46,636,773)	(503,107)	(25,902,749)
Proceeds from maturities of marketable securities	7,512,533	4,817,110	57,477,417

Net cash (used in) provided by investing activities	(39,084,176)	4,699,037	32,271,823

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock and warrants under Private Placement, net of issuance costs	—	13,433,061	—
Proceeds from issuance of common stock under Private Placement, net of issuance costs	26,713,214	—	—
Proceeds from issuance of common stock through controlled equity offering facilities, net of issuance costs	27,487,682	—	—
Proceeds from issuance of common stock and warrants under 2010 Offering, net of issuance costs	14,217,941	—	—
Proceeds from exercise of stock options and from employee stock purchase plan	9,433	12,704	66,576
Payments on borrowing under equipment financing	—	—	(2,306,624)

Net cash provided by (used in) financing activities	68,428,270	13,445,765	(2,240,048)

Net increase (decrease) in cash and cash equivalents	9,964,673	(2,038,227)	(5,429,184)
Cash and cash equivalents at beginning of period	4,258,715	6,296,942	11,726,126

Cash and cash equivalents at end of period	$14,223,388	$4,258,715	$6,296,942

Supplemental disclosure of cash flow information
Interest paid	$271	$1,187	$187,946

Supplemental disclosure of non-cash activities
Deemed distributions to preferred stockholders	$—	$27,563,400	$—

Beneficial conversion feature on preferred stock	$—	$1,188,400	$—

Cashless exercise of warrants	$3,063,793	$439,780	$—

Conversion of preferred stock to common stock	$60,004,986	$—	$—

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

In December 2010, the Company commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia (the “VALOR trial”).

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2010, had cash, cash equivalents and marketable securities totaling $53.4 million and an accumulated deficit of $381.0 million.

Sunesis believes that it currently has the resources available and accessible to fund its operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed the Company’s current estimates or the Company is unable to raise sufficient additional capital through its controlled equity offering facility with Cantor (see Note 9) or otherwise, the Company will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

The Company will need to raise substantial additional capital if it expands the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB. In addition, the Company will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

As part of the VALOR trial, payables are incurred for services that are originally denominated in foreign currencies. According to its investment policy, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies to manage the risk of future movements in foreign exchange rates that would affect such payables. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. Management has determined that the Company operates as a single reportable segment. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. Prior period revenues and interest income (expense) in the statements of operations and certain liabilities in the balance sheets and statements of cash flows have been reclassified to conform to the current year presentation.

Reverse Stock Split

On February 14, 2011, the Company effected a one-for-six reverse split of its capital stock (the “Reverse Split”), as previously authorized and approved at the annual meeting of stockholders on June 2, 2010. As a result of the Reverse Split, every six shares of capital stock were combined into one share of capital stock. The Reverse Split affected all of the Company’s common stock outstanding immediately prior to the effective time of the Reverse Split as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the Reverse Split effected a reduction in the number of shares of common stock issuable upon the exercise of outstanding stock options and warrants. The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Split for all periods presented.

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

Cash Equivalents and Marketable Securities

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents, which generally consist of money market funds and corporate debt securities. Marketable securities consist of securities with original maturities of greater than three months, which may include U.S. and European government obligations and corporate debt securities.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income (expense) in the statement of operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are also recorded to other income (expense). The cost of securities sold is based on the specific-identification method.

Concentrations of Credit Risk and Financial Instruments

The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy. The policy allows for the purchase of low risk debt securities issued by the U.S. and certain European governments and government agencies and very highly rated banks and corporations domiciled in the U.S. and certain European countries, subject to certain concentration limits. The policy limits maturities of securities purchased to no longer than 18 months and the dollar-weighted average maturity of the portfolio to nine months. Management believes these guidelines ensure both the safety and liquidity of any investment portfolio the Company may hold.

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

Accounting for Equity Financings

The accounting for the initial and second closing of the sale of $10.0 million and $5.0 million of units, respectively, in the Private Placement (see Note 9), and subsequent revaluations of the related financial instruments, required fair values to be established at different dates, either individually or in aggregate, for the four primary components of the Private Placement: (a) the Series A convertible preferred stock, (b) the warrants to purchase common stock, (c) the option for the investors to participate in the second closing (the “Second Closing Option”), and (d) the option for the investors to participate in the common equity closing (the “Common Equity Closing Option”). The Option-Pricing Method, which utilizes the Black-Scholes model, was selected to determine these fair values, which were calculated as a series of call options on the potential enterprise value of the Company at different valuation points at which the claims of the different stakeholder groups on the enterprise value would change. The results of the Black-Scholes model were affected by the Company’s stock price, as well as assumptions regarding a number of highly subjective variables. These variables included the expected term of the financial instruments and the Company’s expected stock price volatility, risk-free interest rate and dividend rate over the expected term. On June 30, 2010, the Company completed the third and final closing of the Private Placement. In conjunction with this common equity closing, each of the outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement were converted into shares of common stock.

In October 2010, the Company completed the 2010 Offering (see Note 9), in which the Company sold its common stock and warrants to purchase its common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value each period end, with the change in fair value recorded to other income (expense) in the statement of operations. As of December 31, 2010, the fair value of the warrants was $8.2 million. During the year ended December 31, 2010, the Company recorded $3.7 million in other income (expense) related to the change in the fair value of the warrants from the date of their issuance through December 31, 2010.

Revenue Recognition

Revenue arrangements with multiple deliverables are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification, Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). Under ASC 605-25, revenue arrangements with multiple deliverables are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Consideration is allocated among the separate units of accounting based on their respective fair value, and the applicable revenue recognition is applied to each of the separate units.

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

Research and Development

All research and development costs, including those funded by third parties, are expensed as incurred. Research and development expenses consist primarily of costs related to employee salaries and benefits, clinical trials (including amounts paid to contract research organizations (“CROs”), and participating clinical trial sites), consultants, outside services (including drug manufacturing), and facilities.

Clinical Trial Accounting

The Company records accruals for estimated clinical trial costs, which include payments for work performed by CROs, and participating clinical trial sites. These costs are generally a significant component of research and development expenses. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed immediately, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if the Company has incomplete or inaccurate information, the clinical trial accruals may not be accurate. The difference between accrued expenses based on the Company’s estimates and actual expenses have not been material to date.

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

The Company values these share-based awards using the Black-Scholes option valuation model (the “Black-Scholes model”). The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors and related estimated forfeitures.

Foreign Currency

Transactions that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates as of each balance sheet date, with gains or losses on foreign exchange recognized in other income (expense) in the statement of operations.

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

2. Loss per Common Share

Basic loss per common share is calculated by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the as-if converted method for convertible preferred stock and the treasury stock method for options and warrants to purchase common stock. Convertible preferred stock, options and warrants to purchase common stock have been excluded from the calculation of diluted loss per common share as their effect is anti-dilutive.

The following tables set forth the computation of basic and diluted loss per common share and the excluded potential common shares for outstanding securities as of the related period end dates:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(24,587,485)	$(40,226,046)	$(37,185,627)
Deemed distribution to preferred stockholders	—	(27,563,400)	—

Loss attributable to common stockholders	$(24,587,485)	$(67,789,446)	$(37,185,627)

Denominator:
Weighted-average common shares outstanding	24,860,212	5,746,786	5,731,196

Basic and diluted loss attributable to common stockholders per common share	$(0.99)	$(11.80)	$(6.49)

	As of December 31,
	2010	2009	2008
Outstanding securities not included in calculations:
Convertible preferred stock, as-if converted	—	7,246,339	—
Warrants to purchase common stock	8,647,550	7,353,194	443,474
Options to purchase common stock	1,065,332	1,067,889	775,144

	9,712,882	15,667,422	1,218,618

3. Strategic Collaborations

The table below summarizes collaboration revenues for the periods presented:

	Year Ended December 31,
	2010	2009	2008
Biogen Idec	$—	$1,500,000	$4,310,551
Other	27,083	50,000	606,789

Total collaboration revenue	$27,083	$1,550,000	$4,917,340

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

Pursuant to the terms of the collaboration agreement, the Company applied its Tethering technology to generate small molecule leads during the research term, for which it received research funding, which was paid in advance to support some of the Company’s scientific personnel. In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through this date. The Company had received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through December 31, 2010, including a $1.5 million milestone for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer which was received and recognized in 2009, and a $0.5 million milestone which was received and recognized in 2008.

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

In November 2010, Biogen Idec announced that it will seek to spin out or outlicense certain oncology assets, including this collaboration agreement. The Company cannot predict the outcome of this strategic decision by Biogen Idec or its impact on future development activity under the collaboration agreement or on the Company’s prospects for the receipt of milestone or royalty payments under the collaboration agreement.

4. License Agreements

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

As part of the VALOR trial, payables are incurred for services that are originally denominated in foreign currencies, such as services performed outside of the United States by the Company’s primary CRO, by clinical study sites, and for the provision of drug supply to those sites. To manage the risk of future movements in foreign exchange rates that would affect such payables, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting gains or losses offset exchange gains or losses on the related payables, both of which are recorded in the Company’s statements of operations.

The following table summarizes the fair value of the Company’s financial assets measured on a recurring basis as of December 31, 2010, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less:

December 31, 2010	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,036,573	$—	$—	$14,036,573
Corporate debt obligations	Level 2	20,113,847	174	(21,127)	20,092,894
Commercial paper	Level 2	16,986,375	6,850	—	16,993,225
Foreign government obligations	Level 2	2,086,984	—	(624)	2,086,360

Total available-for-sale securities		53,223,779	7,024	(21,751)	53,209,053
Less: amounts classified as cash equivalents		14,036,573	—	—	14,036,573

Amounts classified as marketable securities		$39,187,206	$7,024	$(21,751)	$39,172,480

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2010, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired:

December 31, 2010	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$(21,127)	$19,579,881
Foreign government obligations	(624)	2,086,360

Total	$(21,751)	$21,666,241

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the years ended December 31, 2010, 2009 and 2008.

The Company’s financial liabilities that were measured on a recurring basis as of December 31, 2010 were comprised solely of a warrant liability issued in connection with the 2010 Offering (see Note 9). The fair value of the warrant liability was $8.2 million as of December 31, 2010, which was established based on Level 3 inputs. The fair value was determined using the Black-Scholes model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions as of December 31, 2010:

December 31, 2010
Fair market value of Company’s common stock	$3.12
Exercise price	$2.52
Expected term (years)	4.8
Expected volatility	87.6%
Risk-free interest rate	1.9%
Expected dividend yield	0.0%
Estimated fair value per share	$2.22
Shares underlying outstanding warrants classified as liabilities	3,678,798

Total estimated fair value of outstanding warrants	$8,153,712

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2010 (in thousands):

Warrant Liability
Balance as of December 31, 2009	—
Initial fair value of warrant liability	4,489,618
Change in fair value of warrant liability included in other income (expense)	3,664,094

Balance as of December 31, 2010	$8,153,712

As of December 31, 2009, the Company held no financial assets or liabilities that were measured on a recurring basis other than money market funds of $4.2 million, which were valued based on Level 1 inputs and had no associated unrealized gains or losses.

6. Property and Equipment

Property and equipment is recorded at cost and consisted of the following as of December 31 of the periods presented:

	2010	2009
Computer equipment and software	$1,063,246	$1,054,449
Furniture and office equipment	471,549	437,912
Laboratory equipment	43,534	855,678
Leasehold improvements	376,388	376,388

	1,954,717	2,724,427
Less accumulated depreciation and amortization	(1,838,529)	(2,461,316)

Net property and equipment	$116,188	$263,111

7. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows:

	2010	2009
Accrued outside services	$1,078,793	$390,418
Accrued professional services	292,633	359,076
Other accruals	8,983	39,065

Total other accrued liabilities	$1,380,409	$788,559

8. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2010 relate to the lease of 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in December 2006 and expires in April 2013, subject to the Company’s option to extend the lease through February 2014. The operating lease agreement provides for increasing monthly rent payment over the lease term.

Aggregate non-cancelable future minimum rental payments under operating leases are as follows:

Year Ended December 31:	Payments
2011	$395,215
2012	404,441
2013	135,326

$934,982

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.5 million, $0.8 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Deferred rent balances in the Company’s balance sheet represent the difference between actual rent payments and straight-line rent expense.

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

9. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were zero and 724,618 shares of preferred stock outstanding as of December 31, 2010 and 2009, respectively.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors.

Private Placement

In March 2009, the Company entered into a securities purchase agreement with accredited investors, including certain members of management, providing for the private placement of up to $15.0 million of units consisting of Series A convertible preferred stock and warrants to purchase common stock, and up to $28.5 million in common stock, in three closings (collectively, the “Private Placement”).

The initial closing of $10.0 million of units of the Private Placement was completed in April 2009, and the second closing of $5.0 million of units was completed in October 2009. The warrants have an exercise price of $1.32 per share and a term of seven years from the date of issuance. The net proceeds from the initial closing were $8.8 million, and net proceeds from the second closing were $4.7 million. In the initial closing, the Company issued 0.5 million shares of Series A convertible preferred stock, which were initially convertible into 4.8 million shares of common stock and warrants to purchase an aggregate of 4.8 million shares of common stock. In the second closing, the Company issued 0.2 million shares of Series A preferred stock, which were initially convertible into 2.4 million shares of common stock, and warrants to purchase 2.4 million shares of common stock.

Warrants for an aggregate of 2.3 million and 0.3 million shares of common stock were net exercised during the years ended December 31, 2010 and 2009, respectively, resulting in the issuance of 1.8 million shares and 0.2 million shares of common stock, respectively. As of December 31, 2010, warrants issued under the Private Placement for the purchase of 4.6 million shares of common stock were outstanding.

On June 30, 2010, the Company completed the third and final closing of the Private Placement, issuing 17.3 million shares of common stock to the investors at a purchase price of $1.65 per share, for gross proceeds of $28.5 million and net proceeds of $26.7 million. In conjunction with this common equity closing, each of the 0.7 million outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement were converted into 10 shares of common stock, and as a result, an additional 7.2 million shares of common stock were issued on June 30, 2010.

Other Investor Rights

The investors in the Private Placement received a number of additional rights as a result of their convertible preferred stock ownership, some of which expired upon conversion of the Series A preferred stock into common stock on June 30, 2010. The remaining rights include the right of certain of the investors to designate members of the Company’s board of directors.

Accounting Treatment

On January 1, 2010, due to an amendment to the Private Placement agreements effected on October 27, 2009, the Series A convertible preferred stock became potentially redeemable upon certain events that were outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that was outstanding at that time was reclassified to mezzanine equity, outside of stockholders’ equity. On March 29, 2010, as a result of an additional amendment to the Private Placement agreements, the Series A convertible preferred stock was reclassified back into stockholders’ equity. On May 1, 2010, the Series A convertible preferred stock again became potentially redeemable upon certain events that were outside of the control of the Company, and all Series A convertible preferred stock issued in the Private Placement that was outstanding at that time was reclassified outside of stockholders’ equity. On June 30, 2010, upon conversion of the Series A preferred stock into common stock, the value of the Series A convertible preferred stock was reclassified to common stock and additional paid-in capital.

Controlled Equity Offering

In January 2010, the Company entered into its first controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time with Cantor acting as agent and/or principal, subject to certain conditions. Under this facility, the Company sold an aggregate of 2.6 million shares of common stock in the year ended December 31, 2010, at an average price of $5.67 per share for gross proceeds of $15.0 million. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility. No further shares of common stock can be issued under this facility.

In April 2010, the Company entered into a second controlled equity offering sales agreement with Cantor, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of December 31, 2010, the Company had sold an aggregate of 3.1 million shares of common stock at an average price of $4.60 per share for gross proceeds of $14.2 million. Net proceeds were $13.7 million after deducting Cantor’s commission and costs to set up the facility, of which $0.4 million was received upon settlement in January 2011. As of December 31, 2010, $5.8 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement.

From January 1, 2011 through March 15, 2011, the Company sold an aggregate of 0.6 million shares of common stock through the second controlled equity offering sales agreement with Cantor, at an average price of approximately $2.90 per share for gross proceeds of $1.8 million. Net proceeds were $1.7 million after deducting Cantor’s commission. As of March 15, 2011, $4.0 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement.

2010 Offering

On October 6, 2010, the Company completed an underwritten offering, pursuant to which the Company issued an aggregate of 7.4 million shares of common stock and warrants to purchase 3.7 million shares of common stock, for aggregate gross proceeds of $15.5 million (the “2010 Offering”). Net proceeds from the sale were $14.2 million, after deducting the underwriting discount and offering expenses. The warrants are exercisable beginning six months after issuance at an exercise price of $2.52 per share, and expire five years from the date of issuance.

The warrants have been classified as a derivative liability in the Company’s balance sheet due to potential cash settlement of the warrants on terms, which do not include a cash limit, and upon the occurrence of certain transactions, as specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million, which was estimated using the Black-Scholes model. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statement of operations. As of December 31, 2010, the fair value of the warrants was $8.2 million.

Stock Option Plans

The Company grants options primarily to: (i) new employees, 25% of which becomes exercisable on the first anniversary of the vesting commencement date, and 1/48th becomes exercisable each month over the remainder of the four-year vesting period, (ii) existing employees, 1/48th of which becomes exercisable each month following the date of grant over a period of four years, (iii) new non-employee members of the board of directors, 50% of which becomes exercisable on each of the first and second anniversary of the vesting commencement date, and (iv) continuing non-employee members of the board of directors, 1/12th of which becomes exercisable each month following the date of grant over a period of one year.

2005 Equity Incentive Award Plan

In February 2005, the Board of Directors adopted and, in September 2005, the stockholders approved, the 2005 Equity Incentive Award Plan (the “2005 Plan”). The 2005 Plan is intended to serve as the successor equity incentive program to the 1998 Stock Plan and 2001 Stock Plan. The Company initially reserved a total of 296,566 shares of common stock for issuance under the 2005 Plan plus shares underlying any options granted under the Company’s 1998 Stock Plan or 2001 Stock Plan that expire or are cancelled without having been exercised or are repurchased by the Company pursuant to the terms of such options.

The number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day of each year by an amount equal to the lesser of: (i) 4% of the Company’s outstanding shares of common stock on such date, (ii) 180,392 shares, or (iii) an amount determined by the Board of Directors. The maximum aggregate number of shares which may be issued or transferred over the term of the 2005 Plan is 1,882,352 shares.

On January 1, 2010, the number of shares of common stock reserved for future issuance under the 2005 Plan was increased by 180,392 shares pursuant to the evergreen provision detailed above. During the year ended December 31, 2010, options to purchase 64,586 shares of the Company’s common stock were granted and 16,255 shares of the Company’s common stock were issued under the 2005 Plan. As of December 31, 2010, options and awards for an aggregate of 1,511,966 shares of the Company’s common stock had been granted and 355,404 shares were available for future grants under the 2005 Plan.

2006 Employment Commencement Incentive Plan

In November 2005, the Board of Directors adopted the 2006 Employment Commencement Incentive Plan (the “2006 Plan”), which became effective on January 1, 2006. Awards granted pursuant to the 2006 Plan are intended to be inducement awards pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The 2006 Plan was not subject to the approval of the Company’s stockholders. Eligibility to participate in the 2006 Plan is limited to employees who have not previously been employees or directors of the Company, or following a bona fide period of non-employment by the Company. Additionally, grants awarded to such employees under the 2006 Plan must be made in connection with commencement of employment and must be an inducement material to the person entering into employment with the Company.

In the year ended December 31, 2010, there was no increase in the number of shares of common stock reserved for issuance under the 2006 Plan, and no options were granted under the 2006 Plan. As of December 31,

2010, options to purchase an aggregate of 92,166 shares of the Company’s common stock had been granted and 78,459 shares were available for future grants under the 2006 Plan.

Employee Stock Purchase Plan

In February 2005, the Board of Directors adopted and, in September 2005, the stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the beginning of a 12-month offering period or at the end of one of the two related 6-month purchase periods. The Company initially reserved a total of 33,824 shares of common stock for issuance under the ESPP.

The number of shares of common stock reserved under the ESPP automatically increases on the first trading day each year, by an amount equal to the lesser of: (i) 0.5% of the Company’s outstanding shares of common stock on such date, (ii) 22,549 shares, or (iii) a lesser amount determined by the Board of Directors. The maximum aggregate number of shares which may be issued over the term of the ESPP is 225,491 shares. In addition, no participant in the ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year and no participant may purchase more than 196 shares during any purchase period.

A total of 3,528 shares were issued under the ESPP during the year ended December 31, 2010. As of December 31, 2010, 55,553 shares of the Company’s common stock had been issued and 35,412 shares were available for future issuance under the ESPP.

Warrants

The Company had the following warrants to purchase common stock outstanding as of December 31, 2010:

	Shares	Exercise Price	Expiration
	362,329	$37.26	March 2013
	263	$54.60	June 2013
	126	$54.60	June 2014
	13,737	$54.60	August 2015
	174	$54.60	September 2015
	2,876,329	$1.32	April 2016
	1,715,794	$1.32	October 2016
	3,678,798	$2.52	October 2015

Total warrants outstanding	8,647,550

Reserved Shares

As of December 31, 2010, the Company’s shares of common stock reserved for future issuance were as follows:

	Shares Available for Future Grant	Outstanding Securities	Total Shares Reserved
Warrants	—	8,647,550	8,647,550
Stock option plans	433,863	1,065,332	1,499,195
Employee stock purchase plan	35,412	—	35,412

Total reserved shares of common stock	469,275	9,712,882	10,182,157

10. Stock-Based Compensation

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

	Year ended December 31,
	2010	2009	2008
Research and development	$300,592	$226,568	$644,549
General and administrative	569,774	1,084,377	1,265,379
Restructuring charges	—	—	366,637

Total employee stock-based compensation expense	$870,366	$1,310,945	$2,276,565

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

	Year Ended December 31,
	2010	2009	2008
	Stock Option Plans
Assumptions:
Expected term (years)	4.5	4.5	5.0
Expected volatility	90.4%	86.7%	72.4%
Risk-free interest rate	1.7%	1.9%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$2.10	$1.86	$5.31
Options granted to employees	57,920	675,004	141,539

Total estimated grant date fair value	$0.1 million	$1.3 million	$0.8 million

The estimated fair value of stock options that vested in the years ended December 31, 2010, 2009 and 2008, was $0.8 million, $1.2 million and $2.2 million, respectively.

Purchase rights for 3,528, 3,136 and 7,467 shares were granted under the ESPP during the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average estimated fair value of purchase rights granted under the ESPP for the years ended December 31, 2010, 2009 and 2008 was $1.20, $1.92 and $6.54 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
	Employee Stock Purchase Plan
Expected term (years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Expected volatility	132.0%	157.0%	93.4%
Risk-free interest rate	0.27%	1.1%	0.4% – 5.1%
Expected dividend yield	0.0%	0.0%	0.0%

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

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	859,987	$23.05
Options granted	154,041	$9.22
Options canceled, forfeited or expired	(238,884)	$21.85

Outstanding as of December 31, 2008	775,144	$20.66
Options granted	684,171	$2.82
Options exercised	(760)	$8.64
Options canceled, forfeited or expired	(390,656)	$19.06

Outstanding as of December 31, 2009	1,067,899	$9.83
Options granted	64,586	$3.06
Options exercised	(1,250)	$2.94
Options canceled, forfeited or expired	(65,903)	$13.55

Outstanding as of December 31, 2010	1,065,332	$9.19	7.50	$219,311

Vested and expected to vest as of December 31, 2010	1,020,531	$9.46	7.44	$207,968
Exercisable as of December 31, 2010	618,531	$13.25	6.63	$110,948

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2010.

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $3,000, $1,000 and zero, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $0.9 million as of December 31, 2010, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.5 years.

11. Restructuring

In the first quarter of 2009, the Company recorded a restructuring charge of $0.6 million for employee severance and related benefit costs related to a restructuring plan initiated in March 2009. The severance payments were made in the second quarter of 2009, and other personnel-related expenses such as employee benefits were paid over the remainder of 2009. These charges are included in “Restructuring charges” in the Company’s statement of operations for the year ended December 31, 2009.

In June 2008, the Company implemented a corporate realignment to focus on the development of vosaroxin (the “2008 Restructuring”). For the year ended December 31, 2008, the Company recorded total charges of $5.9 million related to the 2008 Restructuring, including $3.5 million for employee severance and related benefits, $1.6 million for asset impairments, and $0.8 million for other facility closure expenses. For the year ended December 31, 2009, the Company recorded net charges of $1.3 million for the 2008 Restructuring, including $2.2 million for lease termination fees and $0.4 million for third-party commissions, partially offset by the reversal of $1.4 million of deferred rent. No liability remained as of December 31, 2009.

12. Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at statutory rate	$(8,359,472)	$(13,676,582)	$(12,642,344)
Current year net operating losses and temporary differences for which no tax benefit is recognized	6,972,997	6,340,457	12,223,875
Non-cash expense related to financings	1,245,792	7,145,779	—
Other permanent differences	140,683	190,346	418,469

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$95,547,000	$87,303,000
Federal and state research credit carry-forwards	9,660,000	8,852,000
Capitalized research costs	5,098,000	5,181,000
Property and equipment	183,000	181,000
Accrued liabilities	1,808,000	1,857,000

Gross deferred tax assets	112,296,000	103,374,000
Valuation allowance	(112,296,000)	(103,374,000)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $8.9 million, $7.7 million and $15.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had federal net operating loss carry-forwards of $253.6 million and federal research and development tax credit carry-forwards of $5.8 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2010, the Company had state net operating loss carry-forwards of $155.6 million, which begin to expire in 2012, and state research and development tax credit carry-forwards of $5.6 million, which do not expire.

Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to the ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2010 and 2009, the Company had no unrecognized tax positions.

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

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2010.

14. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar. 31, 2010	June 30, 2010	Sep. 30, 2010	Dec. 31, 2010	Mar. 31, 2009	June 30, 2009	Sep. 30, 2009	Dec. 31, 2009
Revenue	$12,500	$14,583	$—	$—	$224,047	$3,512,500	$12,500	$12,500
Net loss	$(4,647,682)	$(4,783,947)	$(5,084,034)	$(10,071,822)	$(8,363,436)	$(22,878,464)	$(4,949,074)	$(4,035,072)
Deemed distribution to preferred stockholders	$—	$—	$—	$—	$—	$(26,375,000)	$—	$(1,188,400)
Loss attributable to common stockholders	$(4,647,682)	$(4,783,947)	$(5,084,034)	$(10,071,822)	$(8,363,436)	$(49,253,464)	$(4,949,074)	$(5,223,472)
Basic and diluted loss attributable to common stockholders per common share	$(0.65)	$(0.44)	$(0.14)	$(0.23)	$(1.46)	$(8.59)	$(0.86)	$(0.90)
Shares used in computing basic and diluted loss attributable to common stockholders per common share	7,142,434	10,912,203	36,969,986	43,879,448	5,734,961	5,735,478	5,736,530	5,779,792

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2010, our internal control over financial reporting was effective.

The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2010, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated herein by reference to the information set forth under the captions “Election of Nominees to the Board of Directors,” “Information About the Board of Directors and Corporate Governance” and “Certain Information with Respect to Executive Officers” in our definitive Proxy Statement.

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

Information responsive to this item is incorporated herein by reference to the information set forth under the captions “Executive Compensation and Related Information” and “Information About the Board of Directors and Corporate Governance” in our definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Sunesis Securities

Information responsive to this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2010:

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	1,039,624	(2)	$9.20	390,816	(3)
Equity Compensation Plans Not Approved by Stockholders(4)	25,708		$9.12	78,459

Total	1,065,332		$9.19	469,275

(1)	Includes securities issuable under our 2005 Equity Incentive Award Plan, or 2005 Plan, and Employee Stock Purchase Plan, or ESPP.

(2)	Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. Participation is limited to 20% of an employee’s eligible compensation, subject to limitations under the Internal Revenue Code.

(3)	Includes (i) 355,404 shares of common stock available for issuance under our 2005 Plan and (ii) 35,412 shares of common stock available for issuance under our ESPP. Beginning in 2006, the number of shares of common stock reserved under the 2005 Plan automatically increases on the first trading day each year by an amount equal to the lesser of: (i) 4% of the Company’s outstanding shares of common stock outstanding on such date, (ii) 180,392 shares, or (iii) an amount determined by the Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on the first trading day each year by an amount equal to the least of: (i) 0.5% of our outstanding shares of common stock outstanding on such date, (ii) 22,549 or (iii) a lesser amount determined by our Board of Directors.

(4)	Represents our 2006 Employment Commencement Incentive Plan.

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

Information responsive to this item is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Party Transactions” and “Information About the Board of Directors and Corporate Governance” in our definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2011.

SUNESIS PHARMACEUTICALS, INC.

By:	/ S / ERIC H. BJERKHOLT
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

Signature	Title	Date

/ S / JAMES W. YOUNG, PH.D. James W. Young, Ph.D.	Chairman of the Board	March 29, 2011

/ S / DANIEL N. SWISHER, JR. Daniel N. Swisher, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2011

/ S / ERIC H. BJERKHOLT Eric H. Bjerkholt	Senior Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2011

/ S / MATTHEW K. FUST Matthew K. Fust	Director	March 29, 2011

/ S / EDWARD HURWITZ Edward Hurwitz	Director	March 29, 2011

/ S / HELEN S. KIM Helen S. Kim	Director	March 29, 2011

/ S / DAYTON MISFELDT Dayton Misfeldt	Director	March 29, 2011

Homer L. Pearce Ph.D.	Director

/ S / DAVID C. STUMP,M.D. David C. Stump, M.D.	Director	March 29, 2011

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007
3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007
3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009
3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009
3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.
4.2	Specimen Common Stock certificate of the Registrant					X
4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009
10.1*	1998 Stock Plan and Form of Stock Option Agreement	S-1/A	333-121646	10.1	1/27/2005
10.2*	2001 Stock Plan and Form of Stock Option Agreement	S-1	333-121646	10.2	12/23/2004
10.3*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009
10.4*	Employee Stock Purchase Plan and Enrollment Form	10-Q	000-51531	10.4	11/9/2006
10.5*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004
10.6	Warrant, dated June 11, 2003, issued to General Electric Capital Corporation	S-1	333-121646	10.21	12/23/2004
10.7	Warrant, dated June 21, 2004, issued to General Electric Capital Corporation and Amendment No. 1 thereto, dated December 16, 2004	S-1/A	333-121646	10.22	4/29/2005
10.8†	Collaboration Agreement, dated December 18, 2002, by and between the Registrant and Biogen Idec MA Inc. (successor to Biogen Inc.)	S-1/A	333-121646	10.26	1/27/2005

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9†	Amendment No. 1 to Collaboration Agreement, dated June 17, 2003, between the Registrant and Biogen Idec MA Inc.	S-1/A	333-121646	10.27	1/27/2005
10.10†	Amendment No. 2 to Collaboration Agreement, dated September 17, 2003, between the Registrant and Biogen Idec MA Inc.	S-1/A	333-121646	10.28	1/27/2005
10.11†	Collaboration Agreement, dated August 25, 2004, between the Registrant and Biogen Idec, Inc.	S-1/A	333-121646	10.29	4/29/2005
10.12†	License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005
10.13	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC	S-1/A	333-121646	10.40	9/1/2005
10.14	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC	S-1/A	333-121646	10.41	9/1/2005
10.15	Warrant, dated August 25, 2005, issued to Oxford Finance Corporation	S-1/A	333-121646	10.42	9/1/2005
10.16	Warrant, dated September 9, 2005, issued to General Electric Capital Corporation					X
10.17*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009
10.18	Common Stock and Warrant Purchase Agreement, dated as of March 17, 2006, among the Registrant and the investors listed on the signature pages thereto	8-K	000-51531	10.44	3/22/2006
10.19	Registration Rights Agreement, dated as of March 17, 2006, among the Registrant and the investors listed on the signature pages thereto	8-K	000-51531	10.45	3/22/2006
10.20	Form of Warrant	8-K	000-51531	10.46	3/22/2006
10.21†	Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.47	3/17/2008
10.22*	Consulting Agreement, dated August 17, 2006, by and between the Registrant and Homer L. Pearce, Ph. D.	10-Q	000-51531	10.49	5/9/2007
10.23*	Consulting Agreement, dated September 2, 2006, by and between the Registrant and David C. Stump, M. D.	10-Q	000-51531	10.50	5/9/2007
10.24*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25*	Amended and Restated Executive Severance Benefits Agreement, dated December 23, 2008, by and between the Registrant and Steven B. Ketchum, Ph.D.	10-K	000-51531	10.43	4/3/2009
10.26*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr.	10-K	000-51531	10.44	4/3/2009
10.27*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt	10-K	000-51531	10.45	4/3/2009
10.28*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 23, 2008, by and between Registrant and James W. Young, Ph.D.	10-K	000-51531	10.46	4/3/2009
10.29*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008
10.30	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008
10.31	Intellectual Property Assignment and License Termination Agreement by and between the Registrant and SARcode Corporation, dated March 6, 2009	8-K	000-51531	10.72	3/10/2009
10.32	Form of Amended and Restated Convertible Secured Promissory Notes issued by SARcode Corporation to the Registrant, dated March 6, 2009	8-K	000-51531	10.73	3/10/2009
10.33	Summary of Non-Employee Director Cash Compensation Arrangements	10-Q	000-51531	10.2	8/13/2010
10.34	Intellectual Property Assignment and License Agreement, dated March 6, 2009, by and between the Company and SARcode Corporation, and related Exhibit 3.2	8-K	000-51531	10.72, 10.73	3/10/2009
10.35	Securities Purchase Agreement, dated March 31, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	10.1	4/3/2009
10.36	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009
10.37*	Sunesis Pharmaceuticals, Inc. Amended and Restated Change of Control Payment Plan	8-K	000-51531	10.1	9/21/2010
10.38*	Sunesis Pharmaceuticals, Inc. Amended and Restated 2009 Bonus Program	8-K	000-51531	10.2	4/2/2010

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.39	Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of June 29, 2009, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	7/2/2009
10.40*	Medical benefits arrangement with James W. Young, Ph.D.	10-Q	000-51531	10.65	7/28/2009
10.41	Second Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of October 27, 2009, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.66	11/2/2009
10.42	Third Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of January 19, 2010, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.67	1/21/2010
10.43	Sales Agreement, dated January 20, 2010, between the Registrant and Cantor Fitzgerald & Co.	8-K	000-51531	10.67	1/21/2010
10.44	Fourth Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of March 29, 2010, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	4/2/2010
10.45	Sales Agreement, dated April 29, 2010, between the Registrant and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	4/29/2010
10.46*	Sunesis Pharmaceuticals, Inc. 2010 Bonus Program	8-K	000-51531	10.2	9/21/2010
10.47	Underwriting Agreement, dated September 30, 2010, by and between the Registrant and Cowen and Company LLC	8-K	000-51531	1.1	10/1/2010
10.48	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010
10.49	Master Services Agreement, dated November 3, 2003, by and between the Registrant and AAI Developmental Services Inc.					X
10.50	First Amendment to Master Services Agreement, dated September 11, 2006, by and between the Registrant and AAIPharma Inc.					X
10.51	Second Amendment to Master Services Agreement, dated May 2, 2008, by and between the Registrant and AAIPharma Inc.					X
10.52	Third Amendment to Master Services Agreement, dated November 3, 2009, by and between the Registrant and AAIPharma Services Corp.					X
10.53	Master Services Agreement, dated January 1, 2010, by and between the Registrant and Albany Molecular Research, Inc.					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.54	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited					X
21.1	Subsidiaries of the Registrant	10-K	000-51531	21.1	3/17/2008
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

*	Management contract, compensatory plan or arrangement.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.