Form 10-Q
period 2011-03-31
SUNESIS PHARMACEUTICALS INC
filed 2011-05-12
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 46,027,474 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2011.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,914	$14,223
Marketable securities	39,002	39,173
Accounts receivable	4,000	—
Prepaids and other current assets	1,595	1,286

Total current assets	54,511	54,682
Property and equipment, net	106	116
Deposits and other assets	60	60

Total assets	$54,677	$54,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$416
Accrued clinical expense	1,599	1,574
Accrued compensation	493	1,013
Other accrued liabilities	990	1,406
Warrant liability	4,539	8,154

Total current liabilities	8,237	12,563

Other liabilities	40	48

Commitments

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	425,563	423,262
Accumulated other comprehensive loss	(3)	(15)
Accumulated deficit	(379,165)	(381,005)

Total stockholders’ equity	46,400	42,247

Total liabilities and stockholders’ equity	$54,677	$54,858

(1)	The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
	(Unaudited)
Revenue:
Collaboration revenue	$—	$13
License and other revenue	4,000	—

Total revenues	4,000	13

Operating expenses:
Research and development	4,070	3,111
General and administrative	2,014	1,554

Total operating expenses	6,084	4,665

Loss from operations	(2,084)	(4,652)

Other income, net	3,924	4

Net income (loss)	$1,840	$(4,648)

Net income (loss) per common share:
Basic	$0.04	$(0.65)
Diluted	$0.04	$(0.65)
Shares used in computing net income (loss) per common share:
Basic	45,894	7,142
Diluted	47,866	7,142

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$1,840	$(4,648)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Stock-based compensation expense	255	210
Depreciation and amortization	23	48
Non-cash credit for revaluation of warrant liability	(3,615)	—
Exchange gain on marketable securities	(144)	—
Other non-cash items	(46)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	—
Prepaids and other current assets	(309)	211
Accounts payable	200	314
Accrued clinical expense	25	(56)
Accrued compensation	(520)	193
Other accrued liabilities	(424)	(5)
Deferred revenue	—	(13)

Net cash used in operating activities	(6,715)	(3,747)

Cash flows from investing activities
Purchases of property and equipment	(12)	(8)
Purchases of marketable securities	(16,529)	—
Proceeds from maturities of marketable securities	16,856	—

Net cash provided by (used in) investing activities	315	(8)

Cash flows from financing activities
Proceeds from issuance of common stock through controlled equity offering facilities, net of issuance costs	2,091	14,161
Proceeds from exercise of stock options and from employee stock purchase plan	—	4

Net cash provided by financing activities	2,091	14,165

Net increase (decrease) in cash and cash equivalents	(4,309)	10,410
Cash and cash equivalents at beginning of period	14,223	4,259

Cash and cash equivalents at end of period	$9,914	$14,669

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

1. Company Overview

Description of Business

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2011, had cash, cash equivalents and marketable securities totaling $48.9 million and an accumulated deficit of $379.2 million.

Sunesis believes that it currently has the resources available and accessible to fund its operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed the Company’s current estimates, unblinding does not occur within the currently anticipated timeframe or the Company is unable to raise sufficient additional capital through its controlled equity offering facility with Cantor (see Note 7) or otherwise, the Company will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

The Company will need to raise substantial additional capital if it expands the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the Data and Safety Monitoring Board. In addition, the Company will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Concentrations of Credit Risk

In accordance with its investment policy, the Company invests cash that is not currently being used for operational purposes. The policy allows for the purchase of low risk debt securities issued by the United States and certain European governments and government agencies and very highly rated banks and corporations domiciled in the United States and certain European countries, subject to certain concentration limits. The policy limits maturities of securities purchased to no longer than 18 months and the dollar-weighted average maturity of the portfolio to nine months. Management believes these guidelines ensure both the safety and liquidity of any investment portfolio the Company may hold.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. Management has determined that the Company operates as a single reportable segment. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2010 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Reverse Stock Split

On February 14, 2011, the Company effected a one-for-six reverse split of its common stock (the “Reverse Split”), as previously authorized and approved at the annual meeting of stockholders on June 2, 2010. As a result of the Reverse Split, every six shares of common stock were combined into one share of capital stock. The Reverse Split affected the shares of Company’s common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under the Company’s equity incentive plans, and (c) issuable upon the exercise of outstanding stock options and warrants. The accompanying condensed consolidated financial statements and notes thereto give retroactive effect to the Reverse Split for all periods presented.

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

Financial Instruments

In accordance with applicable GAAP, the fair value of the Company’s financial instruments reflect the amounts that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. the exit price). A fair value hierarchy is also utilized to prioritize valuation inputs, as follows:

Level 1 -	quoted prices in active markets for identical assets and liabilities

Level 2 -	significant observable inputs other than Level 1 inputs

Level 3 -	unobservable inputs

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

3. Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period plus potentially dilutive common shares as determined using the treasury stock method for options and warrants to purchase common stock.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Numerator:
Net income (loss)	$1,840	$(4,648)

Denominator:
Weighted-average common shares outstanding - basic	45,894	7,142
Dilutive effect of warrants	1,968	—
Dilutive effect of options	4	—

Weighted-average common shares outstanding - diluted	47,866	7,142

Net income (loss) per common share:
Basic	$0.04	$(0.65)
Diluted	$0.04	$(0.65)

The following table represents the potential common shares for outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of March 31,
	2011	2010
Outstanding securities not included in calculations:
Convertible preferred stock, as-if converted	—	7,246
Warrants to purchase common stock	4,055	6,010
Options to purchase common stock	1,042	1,056

	5,097	14,312

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains or losses on marketable securities, and was as follows for the periods presented (in thousands):

	Three months ended March 31,
	2011	2010
Net income (loss)	$1,840	$(4,648)
Change in unrealized gain or loss on marketable securities	12	—

Comprehensive income (loss)	$1,852	$(4,648)

5. License Agreements

In August 2004, the Company entered into a collaboration agreement (the “Original Biogen Idec Agreement”) with Biogen Idec MA, Inc. (“Biogen Idec”) to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system. In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008.

On March 31, 2011, as part of a series of agreements amongst Sunesis, Biogen Idec and Millennium Pharmaceuticals, Inc. (“Millennium”), Sunesis entered into (a) an amended and restated collaboration agreement with Biogen Idec (“Restated Biogen Idec Agreement”), which amended and restated the Original Biogen Idec Agreement, and provides for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology; (b) a license agreement with Millennium (the “Millennium Agreement”) under which Sunesis granted exclusive licenses to products against two oncology targets under the Original Biogen Idec Agreement, consisting of Raf kinase and one other identified target, under substantially the same terms as under the Original Biogen Idec Agreement; and (c) a termination and transition agreement amongst Sunesis, Biogen Idec and Millennium (the “Termination and Transition Agreement”) which provided, amongst other matters, for a $4.0 million, non-refundable, upfront payment from Millennium to the Company for the Millennium Agreement and termination of the Original Biogen Idec Agreement.

Under the Restated Biogen Idec Agreement, Sunesis no longer has research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Original Biogen Idec Agreement (other than the licenses transferred to Millennium under the Millennium Agreement) remain in effect. The Company may in the future receive pre-commercialization milestone payments totaling up to approximately $60.0 million related to the development of the first two indications for licensed products against the immunology target with respect to which Biogen Idec retains exclusive rights under the Restated Biogen Idec Agreement. Sunesis is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Biogen Idec is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

Under the Millennium Agreement, Sunesis exclusively licensed to Millennium products against the Raf kinase target and one other identified target, under substantially the same terms as under the Original Biogen Idec Agreement. The Company may in the future receive pre-commercialization milestone payments totaling up to approximately $60.0 million related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets. Sunesis is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Millennium is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

The Termination and Transition Agreement provided for: (a) termination of Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than a preclinical kinase inhibitor program involved in immunology, (b) the permitted assignment to transfer to Millennium all Biogen Idec and Sunesis collaboration assets and rights to Raf kinase and one additional undisclosed kinase inhibitor program in oncology, and (c) the payment of $4.0 million upfront from Millennium to the Company. As the upfront amount is non-refundable and the Company has no continuing performance obligations under this agreement, or either of the two other agreements entered into on the same date, the $4.0 million was recorded as revenue and a receivable as of March 31, 2011. The amount was received on April 4, 2011.

6. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,623	$—	$—	$7,623
Corporate debt obligations	Level 2	25,007	5	(7)	25,005
Commercial paper	Level 2	11,540	7	—	11,547
Foreign government obligations	Level 2	4,457	—	(7)	4,450

Total available-for-sale securities		48,627	12	(14)	48,625
Less: amounts classified as cash equivalents		9,623	—	—	9,623

Amounts classified as marketable securities		$39,004	$12	$(14)	$39,002

December 31, 2010	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,037	$—	$—	$14,037
Corporate debt obligations	Level 2	20,114	—	(21)	20,093
Commercial paper	Level 2	16,986	7	—	16,993
Foreign government obligations	Level 2	2,087	—	(1)	2,086

Total available-for-sale securities		53,224	7	(22)	53,209
Less: amounts classified as cash equivalents		14,037	—	—	14,037

Amounts classified as marketable securities		$39,187	$7	$(22)	$39,172

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of March 31, 2011, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

March 31, 2011	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$(7)	$13,590
Foreign government obligations	(7)	4,450

Total	$(14)	$18,040

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the three months ended March 31, 2011 and 2010.

Financial Liabilities

The following table summarizes the assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a warrant liability issued in connection with an underwritten offering completed in October 2010:

	March 31, 2011	December 31, 2010
Fair market value of Company’s common stock	$1.94	$3.12
Exercise price	$2.52	$2.52
Expected term (years)	4.5	4.8
Expected volatility	90.7%	87.6%
Risk-free interest rate	2.0%	1.9%
Expected dividend yield	0.0%	0.0%
Estimated fair value per share	$1.23	$2.22
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,679	3,679

Total estimated fair value of outstanding warrants (in thousands)	$4,539	$8,154

The warrants have been classified as a derivative liability in the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million, which was estimated using the Black-Scholes model. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statement of operations.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant Liability
Balance as of December 31, 2009	—
Initial fair value of warrant liability	4,490
Change in fair value of warrant liability included in other income (expense)	3,664

Balance as of December 31, 2010	$8,154
Change in fair value of warrant liability included in other income (expense)	(3,615)

Balance as of March 31, 2011	$4,539

7. Stockholders’ Equity

On April 29, 2010, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. In the three months ended March 31, 2011, the Company sold an aggregate of 0.6 million shares of common stock at an average price of approximately $2.90 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting Cantor’s commission. Through March 31, 2011, the Company had sold an aggregate of 3.7 million shares of common stock under this facility at an average price of approximately $4.32 per share for gross proceeds of $16.0 million and net proceeds of $15.4 million. As of March 31, 2011, $4.0 million of common stock remained available to be sold under the facility, subject to certain conditions as specified in the agreement.

8. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, reduced for estimated forfeitures, and is recorded on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, based on historical option cancellation information, and revised in subsequent periods if actual forfeitures differ from those estimates. The following table summarizes employee stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended March 31,
	2011	2010
Research and development	$84	$76
General and administrative	167	131

Total employee stock-based compensation expense	$251	$207

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiary, except where it is made clear that the term means only the parent company.

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our efforts are currently focused on the development of vosaroxin for the treatment of acute myeloid leukemia, or AML. In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial.

The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. With an anticipated 450 evaluable patients, the trial is designed to have a 90% probability of detecting a 40% difference in overall survival. The trial includes a single pre-specified interim analysis by the independent Data and Safety Monitoring Board, or DSMB, that may recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to maintain adequate power across a range of clinically meaningful and statistically significant survival outcomes. In February 2011, the U.S. Food and Drug Administration, or FDA, granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine.

We are also in the survival follow-up stage of two fully-enrolled clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with first relapsed or primary refractory AML, and (b) a Phase 2 trial in previously untreated elderly patients with AML, or REVEAL-1, which explored three different dose schedules. In addition, we completed a Phase 2 single agent trial of vosaroxin in platinum-resistant ovarian cancer patients in 2010, which explored three different dose cohorts.

We own worldwide development and commercialization rights to vosaroxin. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML. In July 2010, we announced that the European Patent Office, or EPO, had granted us a patent covering combinations of vosaroxin with cytarabine, which provides coverage to 2025 in 30 member states of the European Patent Convention. In November 2010, we announced that the U.S. Patent and Trademark Office had granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, and in March 2011, we announced that the EPO had granted us a similar patent, which we are proceeding to validate in multiple EPO member states. These patents also provide coverage to 2025, and related applications are pending in other major markets, including Japan, Australia and Canada.

On March 31, 2011, we entered into three agreements as part of a series of agreements between Biogen Idec MA Inc., or Biogen Idec, Millennium Pharmaceuticals, Inc., or Millennium, and ourselves:

•

A license agreement with Millennium, or the Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology that were previously a part of our August 2004 collaboration agreement with Biogen Idec, or the Original Biogen Idec Agreement. Under this agreement, we may in the future receive up to approximately $60.0 million in pre-commercialization milestone payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets, and royalty payments depending on future product sales. The agreement also provides us with future co-development and co-promotion rights.

•

An amendment and restatement of the Original Biogen Idec Agreement, or the Restated Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Under this agreement, we continue to be eligible to receive up to approximately $60.0 million in pre-commercialization milestone payments related to the development of the first two indications for licensed products against the specified immunology target, and royalty payments depending on future product sales. We also retain future co-development and co-promotion rights.

•

A termination and transition agreement with Biogen Idec and Millennium which provides for the termination of Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than a preclinical kinase inhibitor program involved in immunology, the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, and the payment of $4.0 million to us as consideration for the above, which was received in April 2011.

Recent Financial History

In April 2010, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. In the three months ended March 31, 2011, we sold an aggregate of 0.6 million shares of common stock at an average price of approximately $2.90 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting Cantor’s commission. As of March 31, 2011, $4.0 million of common stock remained available to be sold under the facility, subject to certain conditions as specified in the agreement.

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

On February 14, 2011, we effected a one-for-six reverse split of our capital stock, or the Reverse Split. As a result of the Reverse Split, every six shares of our capital stock were combined into one share of capital stock. The Reverse Split affected the shares of our common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under our equity incentive plans, and (c) issuable upon the exercise of outstanding stock options and warrants. All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to give retroactive effect to the Reverse Split.

We have incurred significant losses in each year since our inception. As of March 31, 2011, we had cash, cash equivalents and marketable securities of $48.9 million and an accumulated deficit of $379.2 million. We expect to continue to incur significant losses for the foreseeable future, as we continue the development of, and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2011 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenue

Total revenues were $4.0 million for the three months ended March 31, 2011 as compared to $13,000 for the same period in 2010. Revenue in the 2011 period related to the upfront payment of $4.0 million to us for the termination of the Original Biogen Idec Agreement and the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, which occurred on March 31, 2011. The payment was received in April 2011.

We are entitled to receive milestone payments under each of the Restated Biogen Idec Agreement and the Millennium Agreement upon the achievement of certain development milestones by Biogen Idec and Millennium, respectively, and royalty payments based on future sales of products, if any. Such payments may be increased if we exercise our option to co-fund product candidates worldwide, but are subject to reduction if Biogen Idec or Millennium is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product. We cannot predict whether we will receive any milestone or royalty payments from these agreements in the foreseeable future, if at all.

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue in the foreseeable future.

Research and Development Expense

Research and development expense consists primarily of clinical costs, which include payments for work performed by our contract research organization, clinical trial sites, labs and other clinical service providers; drug-related costs, which include payments for drug manufacturing, packaging, storage and distribution; personnel costs for related permanent and temporary employees; and payments under license agreements. We expense all research and development costs as they are incurred.

Research and development expense increased to $4.1 million the three months ended March 31, 2011 as compared to $3.1 million for the same period in 2010. The increase in 2011 was primarily due to an increase in clinical expenses of $1.4 million as a result of the launch of the VALOR trial, partially offset by a reduction in personnel costs of $0.3 million, primarily related to a reduction in temporary employee costs.

Payments to sites for both start-up costs and patient treatment are expected to increase in 2011 as sites are activated and patients are enrolled in connection with the VALOR trial. Similarly, costs incurred by our contract research organization and other third party contractors, including other clinical service providers and the contract manufacturers of vosaroxin, are expected to increase in 2011. As a result, we expect research and development expense to be significantly higher in 2011 as compared to 2010.

We are currently developing vosaroxin in AML. Based on results of translational research, clinical results, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense.

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

Under the Restated Biogen Idec Agreement and the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates. If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to our outside legal advisors and independent registered public accounting firm; facilities expenses; and other administrative costs.

        General and administrative expense was $2.0 million for the three months ended March 31, 2011 as compared to $1.6 million for the same period in 2010. The increase in 2011 was primarily due to higher legal and marketing costs, including legal costs related to the recently completed agreements with Biogen Idec and Millennium, and marketing costs related to the VALOR trial.

Other Income, Net

Other income, net, was $3.9 million for the three months ended March 31, 2011 as compared to $4,000 for the same period in 2010. The expense in the 2011 period was primarily comprised of a non-cash credit of $3.6 million for the revaluation of warrants issued in the 2010 Offering to their fair value as of March 31, 2011, and net foreign exchange gains of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, the receipt of funds from our collaboration partners, and from research grants and debt financings.

Our cash, cash equivalents and marketable securities totaled $48.9 million as of March 31, 2011, as compared to $53.4 million as of December 31, 2010. The decrease of $4.5 million was primarily due to $6.7 million of net cash used in operating activities, partially offset by net proceeds of $2.1 million from sales of our common stock through Cantor. In April 2011, we received a $4.0 million payment from Millennium, as described above.

In April 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. Cantor is entitled to a 3% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. In the three months ended March 31, 2011, we sold an aggregate of 0.6 million shares of common stock at an average price of approximately $2.90 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million, after deducting Cantor’s commission. As of March 31, 2011, $4.0 million of common stock remained available to be sold under the facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $6.7 million for the three months ended March 31, 2011, as compared to $3.7 million for the same period in 2010. Net cash used in the 2011 period resulted primarily from net income of $1.8 million, offset by changes in operating assets and liabilities of $5.0 million (including a $4.0 million increase in accounts receivable, and reductions of $0.5 million in accrued compensation and $0.4 million in other accrued liabilities) and net adjustments for non-cash items of $3.5 million (including a $3.6 million credit related to the 2010 Offering). Net cash used in the 2010 period resulted primarily from the net loss of $4.6 million, partially offset by changes in operating assets and liabilities of $0.6 million and net adjustments for non-cash items of $0.3 million (primarily for stock-based compensation).

Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2011, as compared to $8,000 used in investing activities for the same period in 2010. Net cash provided in the 2011 period consisted primarily of net proceeds from marketable securities transactions.

Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2011, as compared to $14.2 million for the same period in 2010. Net cash provided in the 2011 period was from sales of our common stock through our current facility with Cantor. Net cash provided in the 2010 period was primarily from sales of our common stock through a previous facility with Cantor, which was entered into in January 2010 and was fully utilized as of March 31, 2010.

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

•	the timing and economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

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

Contractual Obligations

There were no material changes in our contractual obligations in the three months ended March 31, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K for a description of contractual obligations as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.

We believe that with $48.9 million in cash and investments as of March 31, 2011, we currently have the resources available and accessible to fund our operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed our current estimates, unblinding does not occur within the currently anticipated timeframe or we are unable to raise sufficient additional capital through our controlled equity offering facility or otherwise, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above. We will need to raise substantial additional capital if we expand the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB.

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

•	the timing and economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

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

On April 29, 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of March 31, 2011, we had sold an aggregate of 3.7 million shares of common stock at an average price of $4.32 per share for gross proceeds of $16.0 million. As of March 31, 2011, approximately $4.0 million of common stock was available to be sold under this facility, subject to certain conditions as specified in the agreement. We may be limited under the terms of the facility in the number of shares of common stock we may issue and the resulting amount of capital that we could raise pursuant thereto. Any such limitation may be due to a number of factors, including as a result of the termination of the facility due to a material breach of its terms by us or Cantor’s election to terminate the facility in its discretion. In addition, we may be subject to limitations on the number of shares of common stock we may sell pursuant to the facility due to the eligibility requirements for use of a Form S-3 Registration Statement and other applicable legal restrictions. As a result, there is no assurance that the controlled equity offering facility will be available when required or that we will be able to raise the necessary funding pursuant thereto in order to fully finance the VALOR trial until its planned unblinding and otherwise continue our operations. In such event, we will need to raise additional capital through alternative financing options then available to us, if any.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2010 and 2009 were $24.6 million and $40.2 million, respectively. As of March 31, 2011, we had an accumulated deficit of $379.2 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from research collaboration agreements with Biogen Idec, Merck & Co., Inc. and Johnson & Johnson Pharmaceutical Research & Development LLC. On March 31, 2011, the only remaining collaboration agreement, which was with Biogen Idec, was amended and restated to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Concurrently, we entered into a license agreement with Millennium, under which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology. While we are entitled to certain milestone and royalty payments under each of the Restated Biogen Idec Agreement and Millennium Agreement, we cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all. Additionally, the research phase of the Original Biogen Idec Agreement was terminated as of June 30, 2008; we do not have research obligations under the Restated Biogen Idec Agreement and we do not anticipate receiving any research revenue under the Restated Biogen Idec Agreement in the future. Moreover, we do not expect to enter into any new collaboration agreement that will result in research revenue for us. We also do not anticipate that we will generate revenue from the sale of products for the foreseeable future. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We do not know whether our ongoing clinical trials or any other future clinical trials with vosaroxin or any of our product candidates, including the VALOR trial in particular, will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

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

The completion of our clinical trials, including the VALOR trial, could be substantially delayed or prevented by several factors, including:

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

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin active pharmaceutical ingredient, or API, and finished drug product, or FDP, to supply us with our vosaroxin API and FDP and the placebo used in the VALOR trial. If we fail to obtain sufficient quantities of these materials, the VALOR trial and the development of vosaroxin could be halted or significantly delayed. In addition, we have previously identified product impurities in the vosaroxin API, and there is no assurance they will not occur in the future.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP and the placebo product used in the VALOR trial. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers.

We currently rely on two contract manufacturers for the vosaroxin API, which is manufactured through a multi-step convergent synthesis in which two intermediates are manufactured in a parallel process and then combined and de-protected in the final two steps. We recently started working with the second vosaroxin API manufacturer, and, to date, only limited quantities of vosaroxin FDP have been formulated from the vosaroxin API supplied by this second manufacturer. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP.

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

The cytarabine used in our VALOR trial is procured from third-party distributors. Cytarabine is currently in short supply throughout the world. Additional procurement of cytarabine will be necessary to complete the VALOR trial. If we are unable to procure the necessary supplies to support our VALOR trial in a timely manner, the trial will be delayed. Any significant delay could seriously harm our business.

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

If conflicts of interest arise between our current or future collaboration partners, if any, and us, any of them may act in their self-interest, which may be adverse to our interests.

If a conflict of interest arises between us and one or more of our current or potential future collaboration partners, if any, they may act in their own self-interest or otherwise in a way that is not in the interest of our company or our stockholders. Biogen Idec or potential future collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of collaboration with our company. In current or potential future collaborations, if any, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these collaborations. Competing products, either developed by our collaboration partners or to which our collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the collaboration agreement.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the three months ended March 31, 2011, our common stock traded as low as $1.66 and as high as $3.21, and in 2010, traded as low as $1.75 and as high as $9.72. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of vosaroxin or our future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	clinical and regulatory developments with respect to potential competitive products;

•	introduction of new products by our competitors;

•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;

•	market acceptance of vosaroxin or our future products, if any;

•	announcements relating to our arrangements with Biogen Idec and Millennium;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of vosaroxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

Our executive officers and directors and their affiliates beneficially owned approximately 34.3% of our outstanding capital stock as of December 31, 2010, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 12, 2011	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

10.1*	Sunesis Pharmaceuticals, Inc. 2011 Bonus Program	8-K	000-51531	10.1	2/18/2011

10.2	Master Services Agreement, dated August 26, 2004, by and between the Registrant and Quintiles, Inc.					X

10.3	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)					X

10.4†	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen Idec MA Inc.					X

10.5†	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.					X

10.6†	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen Idec MA Inc. and Millennium Pharmaceuticals, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.