Form 10-Q/A
period 2011-03-31
SUNESIS PHARMACEUTICALS INC
filed 2011-06-30
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

SUNESIS PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2011

Explanatory Note to Form 10-Q Amendment No. 1

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Form 10-Q”) of Sunesis Pharmaceuticals, Inc. is being filed for the purpose of re-filing Exhibits 10.4 and 10.5 to the Form 10-Q in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with a pending request for confidential treatment of portions of such exhibits. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits hereto.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after May 12, 2011) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: June 30, 2011	/s/ Eric H. Bjerkholt
Eric H. Bjerkholt Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

10.1*	Sunesis Pharmaceuticals, Inc. 2011 Bonus Program	8-K	000-51531	10.1	2/18/2011

10.2	Master Services Agreement, dated August 26, 2004, by and between the Registrant and Quintiles, Inc.	10-Q	000-51531	10.2	5/12/2011

10.3	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011

10.4†	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen Idec MA Inc.					X

10.5†	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.					X

10.6†	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen Idec MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	10-Q	000-51531	31.1	5/12/2011

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	10-Q	000-51531	31.2	5/12/2011

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act	10-Q	000-51531	32.1	5/12/2011

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.