Form 10-Q
period 2011-06-30
SUNESIS PHARMACEUTICALS INC
filed 2011-08-11
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant had 46,713,734 shares of common stock, $0.0001 par value per share, outstanding as of July 31, 2011.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,574	$14,223
Marketable securities	41,258	39,173
Prepaids and other current assets	1,440	1,286

Total current assets	50,272	54,682
Property and equipment, net	94	116
Deposits and other assets	60	60

Total assets	$50,426	$54,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329	$416
Accrued clinical expense	2,401	1,574
Accrued compensation	758	1,013
Other accrued liabilities	1,700	1,406
Warrant liability	4,913	8,154

Total current liabilities	10,101	12,563

Non-current portion of deferred rent	31	48

Commitments

Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	427,663	423,262
Accumulated other comprehensive income (loss)	18	(15)
Accumulated deficit	(387,392)	(381,005)

Total stockholders’ equity	40,294	42,247

Total liabilities and stockholders’ equity	$50,426	$54,858

(1)	The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue:
Collaboration revenue	$—	$14	$—	$27
License and other revenue	—	—	4,000	—

Total revenues	—	14	4,000	27

Operating expenses:
Research and development	5,950	2,970	10,020	6,081
General and administrative	1,975	1,862	3,989	3,416

Total operating expenses	7,925	4,832	14,009	9,497

Loss from operations	(7,925)	(4,818)	(10,009)	(9,470)
Other income (expense), net	(302)	34	3,622	38

Net loss	$(8,227)	$(4,784)	$(6,387)	$(9,432)

Basic and diluted net loss per common share	$(0.18)	$(0.44)	$(0.14)	$(1.04)

Shares used in computing basic and diluted net loss per common share	46,295	10,912	46,095	9,038

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(6,387)	$(9,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	344	434
Depreciation and amortization	38	93
Change in fair value of warrant liability	(3,241)	—
Foreign exchange gain on marketable securities	(240)	—
Gain on sale of property and equipment	—	(32)
Changes in operating assets and liabilities:
Prepaids and other assets	(154)	269
Accounts payable	(87)	407
Accrued clinical expense	827	(153)
Accrued compensation	(255)	433
Other accrued liabilities	277	20

Net cash used in operating activities	(8,878)	(7,961)

Cash flows from investing activities
Purchases of property and equipment	(16)	(18)
Proceeds from sale of property and equipment	—	54
Purchases of marketable securities	(28,168)	—
Proceeds from maturities of marketable securities	26,356	—

Net cash (used in) provided by investing activities	(1,828)	36

Cash flows from financing activities
Proceeds from issuance of common stock through controlled equity offering facilities, net	4,053	24,457
Proceeds from issuance of common stock in third closing of private placement	—	28,500
Proceeds from exercise of stock options and from employee stock purchase plan	4	7

Net cash provided by financing activities	4,057	52,964

Net (decrease) increase in cash and cash equivalents	(6,649)	45,039
Cash and cash equivalents at beginning of period	14,223	4,259

Cash and cash equivalents at end of period	$7,574	$49,298

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2011, had cash, cash equivalents and marketable securities totaling $48.8 million and an accumulated deficit of $387.4 million.

While the Company believes that it currently has the resources available and accessible to fund its operations until the planned unblinding of the VALOR trial in 2013, the Company will need to raise additional capital if the costs of the trial exceed the Company’s current estimates or unblinding does not occur within the currently anticipated timeframe. The Company will also need to raise substantial additional capital if it expands the number of patients included in the trial based on the pre-specified interim analysis by the Data and Safety Monitoring Board, and to complete development and the potential commercialization of vosaroxin.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. Management has determined that the Company operates as a single reportable segment. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2010 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As part of the VALOR trial, amounts are incurred for services that are originally denominated in foreign currencies, such as services performed outside of the United States by the Company’s primary contract research organization, by clinical study sites, and for the provision of drug supply to those sites. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter.

To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting gains or losses offset exchange gains or losses on the related payable amounts, both of which are recorded in the Company’s statements of operations.

3. Loss per Common Share

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(8,227)	$(4,784)	$(6,387)	$(9,432)

Denominator:
Weighted-average common shares outstanding	46,295	10,912	46,095	9,038

Basic and diluted loss per common share	$(0.18)	$(0.44)	$(0.14)	$(1.04)

The following table represents the potential common shares for outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of June 30,
	2011	2010
Outstanding securities not included in calculations:
Warrants to purchase common stock	8,648	5,025
Options to purchase common stock	4,897	1,050

	13,545	6,075

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on marketable securities, and was as follows for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(8,227)	$(4,784)	$(6,387)	$(9,432)
Change in unrealized gain or loss on marketable securities	21	—	33	—

Comprehensive loss	$(8,206)	$(4,784)	$(6,354)	$(9,432)

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

On March 31, 2011, as part of a series of agreements amongst the Company, Biogen Idec and Millennium Pharmaceuticals, Inc. (“Millennium”), the Company entered into (a) an amended and restated collaboration agreement with Biogen Idec (the “Restated Biogen Idec Agreement”), which amended and restated the Original Biogen Idec Agreement, and provides for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology; (b) a license agreement with Millennium (the “Millennium Agreement”) under which the Company granted exclusive licenses to products against two oncology targets under the Original Biogen Idec Agreement, consisting of Raf kinase and one other identified target, under substantially the same terms as under the Original Biogen Idec Agreement; and (c) a termination and transition agreement amongst the Company, Biogen Idec and Millennium (the “Termination and Transition Agreement”), which provided, amongst other matters, for a $4.0 million, non-refundable, upfront payment from Millennium to the Company for the Millennium Agreement and termination of the Original Biogen Idec Agreement.

Under the Restated Biogen Idec Agreement, the Company no longer has research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Original Biogen Idec Agreement (other than the licenses transferred to Millennium under the Millennium Agreement) remain in effect. The Company may in the future receive pre-commercialization milestone payments totaling up to approximately $60.0 million related to the development of the first two indications for licensed products against the immunology target with respect to which Biogen Idec retains exclusive rights under the Restated Biogen Idec Agreement. The Company is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Biogen Idec is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

Under the Millennium Agreement, the Company exclusively licensed to Millennium products against the Raf kinase target and one other identified target, under substantially the same terms as under the Original Biogen Idec Agreement. The Company may in the future receive pre-commercialization milestone payments totaling up to approximately $60.0 million related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets. The Company is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Millennium is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

The Termination and Transition Agreement provided for: (a) termination of Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than a preclinical kinase inhibitor program involved in immunology, (b) the permitted assignment to Millennium of all related Sunesis collaboration assets and rights to Raf kinase and one additional undisclosed kinase inhibitor program in oncology, and (c) the payment of $4.0 million upfront from Millennium to the Company. As the upfront amount is non-refundable and the Company has no continuing performance obligations under this agreement, or either of the two other agreements entered into on the same date, the $4.0 million was recorded as revenue and a receivable as of March 31, 2011. The amount was received on April 4, 2011.

6. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less (in thousands):

	0000000000	0000000000	0000000000	0000000000	0000000000
June 30, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,475	$—	$—	$7,475
Corporate debt obligations	Level 2	25,650	9	(6)	25,653
Commercial paper	Level 2	11,031	18	—	11,049
Foreign government obligations	Level 2	4,559	—	(3)	4,556

Total available-for-sale securities		48,715	27	(9)	48,733
Less: amounts classified as cash equivalents		7,475	—	—	7,475

Amounts classified as marketable securities		$41,240	$27	$(9)	$41,258

December 31, 2010	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,037	$—	$—	$14,037
Corporate debt obligations	Level 2	20,114	—	(21)	20,093
Commercial paper	Level 2	16,986	7	—	16,993
Foreign government obligations	Level 2	2,087	—	(1)	2,086

Total available-for-sale securities		53,224	7	(22)	53,209
Less: amounts classified as cash equivalents		14,036	—	—	14,036

Amounts classified as marketable securities		$39,188	$7	$(22)	$39,173

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of June 30, 2011, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

June 30, 2011	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$(6)	$11,632
Foreign government obligations	(3)	4,556

Total	$(9)	$16,188

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the six months ended June 30, 2011 and 2010.

Financial Liabilities

The following table summarizes the assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten offering completed in October 2010:

	June 30, 2011	December 31, 2010
Fair market value of Company’s common stock	$2.09	$3.12
Exercise price	$2.52	$2.52
Expected term (years)	4.3	4.8
Expected volatility	92.5%	87.6%
Risk-free interest rate	1.4%	1.9%
Expected dividend yield	0.0%	0.0%
Estimated fair value per warrant share	$1.34	$2.22
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,679	3,679

Total estimated fair value of outstanding warrants (in thousands)	$4,913	$8,154

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

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant Liability
Balance as of December 31, 2009	—
Initial fair value of warrant liability	4,490
Change in fair value of warrant liability included in other income (expense)	3,664

Balance as of December 31, 2010	$8,154
Change in fair value of warrant liability included in other income (expense)	(3,241)

Balance as of June 30, 2011	$4,913

7. Stockholders’ Equity

Controlled Equity Offerings

On April 29, 2010, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. In the six months ended June 30, 2011, the Company sold an aggregate of 1.3 million shares of common stock at an average price of approximately $2.93 per share for gross proceeds of $3.8 million and net proceeds of $3.7 million, after deducting Cantor’s commission. Through June 30, 2011, the Company had sold an aggregate of 4.4 million shares of common stock under this facility at an average price of approximately $4.10 per share for gross proceeds of $18.0 million and net proceeds of $17.4 million, after deducting Cantor’s commission. As of June 30, 2011, $2.0 million of common stock remained available to be sold under the facility, subject to certain conditions as specified in the agreement.

Stock Option Plans

The Company grants options to purchase shares of its common stock primarily to: (i) new employees, of which 25% of the shares subject to such options become exercisable on the first anniversary of the vesting commencement date, and 1/48th of the shares subject to such options become exercisable each month over the remainder of the four-year vesting period, (ii) existing employees, of which 1/48th of the shares subject to such options become exercisable each month following the date of grant over a four-year vesting period, (iii) new non-employee members of the board of directors, of which 50% of the shares subject to such options become exercisable on each of the first and second anniversary of the vesting commencement date, and (iv) continuing non-employee members of the board of directors, of which, commencing in 2011, 1/24th of the shares subject to such options become exercisable each month following the date of grant over a two-year vesting period.

2011 Equity Incentive Plan

On March 15, 2011, the Company’s Board of Directors adopted, and on June 3, 2011, the Company’s stockholders approved, the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan is intended as the successor to and continuation of the Company’s 1998 Stock Plan, 2001 Stock Plan, 2005 Equity Incentive Award Plan and 2006 Employment Commencement Incentive Plan (collectively, the “Prior Plans”). Following stockholder approval on June 3, 2011 (the “Effective Date”), no additional stock awards shall be granted under Prior Plans.

The Company initially reserved a total of 6,041,856 shares of common stock for issuance under the 2011 Plan, which is the sum of (i) the 539,803 shares remaining available as of the Effective Date under the Prior Plans, (ii) an additional 4,400,000 new shares, and (iii) that portion of the 1,102,053 shares underlying stock options granted and currently outstanding under the Prior Plans that expire or terminate for any reason prior to exercise or settlement or that are forfeited because of the failure to meet a contingency or condition required to vest such shares.

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to the lesser of: (i) 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) an amount determined by the Board of Directors.

Employee Stock Purchase Plan

On March 15, 2011, the Company’s Board of Directors adopted, and on June 3, 2011, the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). The 2011 ESPP is intended as the successor to the Company’s 2005 Employee Stock Purchase Plan, which was terminated on June 3, 2011.

The 2011 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2011 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year and no participant may purchase more than 6,000 shares during any purchase period. The initial offering under the 2011 ESPP commenced on June 13, 2011 and will end on May 31, 2012, unless terminated earlier.

The Company initially reserved a total of 500,000 shares of common stock for issuance under the 2011 ESPP. The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to the lesser of: (i) 1% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) an amount determined by the Board of Directors.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$65	$75	$139	$151
General and administrative	67	150	198	281

Total employee stock-based compensation expense	$132	$225	$337	$432

9. Subsequent Events

On August 8, 2011, SARcode Bioscience, Inc. (“SARcode”) repaid three promissory notes that had originally been issued to the Company upon entering into a license agreement with SARcode in March 2006. The license agreement, which related to LFA-1 patents and know-how, was terminated in March 2009 when the Company sold the related rights back to SARcode. The total amount received by Sunesis from SARcode was $1.2 million, which represented the aggregate principal value of $1.0 million of the three notes plus accrued interest. The Company had previously not recognized revenue related to the notes due to the uncertainty of their collectability, which was resolved following the repayment by SARcode.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and 2010 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to unblinding the VALOR trial, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

We own worldwide development and commercialization rights to vosaroxin. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML. In July 2010, we announced that the European Patent Office, or EPO, had granted us a patent covering combinations of vosaroxin with cytarabine, which provides coverage to 2025 in 30 member states of the European Patent Convention. In June 2011, the U.S. Patent and Trademark Office, or USPTO, granted us a similar patent, which provides coverage to 2026. In November 2010, we announced that the USPTO had granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, and in March 2011, we announced that the EPO had granted us a similar patent, which is completing validation in multiple EPO member states. These patents also provide coverage to 2025, and corresponding applications are pending in other major markets, including Japan, Australia and Canada. In August 2011, the USPTO granted us a patent covering methods of use for vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent provides coverage through 2026, and corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

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

•

A termination and transition agreement with Biogen Idec and Millennium, which provides for the termination of Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than a preclinical kinase inhibitor program involved in immunology, the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, and the upfront, non-refundable payment of $4.0 million to us as consideration for the above, which was received in April 2011.

On August 8, 2011, SARcode Bioscience, Inc., or SARcode, repaid three promissory notes that had originally been issued to us upon entering into a license agreement with SARcode in March 2006. The license agreement, which related to LFA-1 patents and know-how, was terminated in March 2009 when we sold the related rights back to SARcode. The total amount we received from SARcode was $1.2 million, which represented the aggregate principal value of $1.0 million of the three notes plus accrued interest. We had previously not recognized revenue related to the notes due to the uncertainty of their collectability, which was resolved following the repayment by SARcode.

Recent Financial History

In April 2010, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. In the three months ended June 30, 2011, we sold an aggregate of 0.7 million shares of common stock at an average price of approximately $2.96 per share for net proceeds of $2.0 million, after deducting Cantor’s commission. As of June 30, 2011, $2.0 million of common stock remained available to be sold under the facility, subject to certain conditions as specified in the agreement.

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

We have incurred significant losses in each year since our inception. As of June 30, 2011, we had cash, cash equivalents and marketable securities of $48.8 million and an accumulated deficit of $387.4 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

Capital Requirements

While we believe that we currently have the resources available and accessible to fund our operations until the planned unblinding of the VALOR trial in 2013, we will need to raise additional capital if the costs of the trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe. We will also need to raise substantial additional capital if we expand the number of patients included in the trial based on the pre-specified interim analysis by the DSMB, and to complete development and the potential commercialization of vosaroxin.

We expect to finance our future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2011 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenue

Total revenues were zero and $4.0 million for the three and six months ended June 30, 2011 as compared to $14,000 and $27,000 for the same periods in 2010. Revenue in the six months ended June 30, 2011 was due to the upfront payment of $4.0 million to us for the termination of the Original Biogen Idec Agreement and the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, which occurred on March 31, 2011. The payment was received in April 2011.

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

Research and development expense was $6.0 million and $10.0 million for the three and six months ended June 30, 2011, as compared to $3.0 million and $6.1 million for the same periods in 2010, substantially all relating to the vosaroxin development program. The increase of $3.0 million between the comparable three month periods was primarily due to an increase of $2.1 million in clinical expenses as a result of the ramp-up of the VALOR trial and an increase of $1.0 million as a result of drug manufacturing activities. The increase of $3.9 million between the comparable six month periods was primarily due to increases of $3.5 million in clinical expenses as a result of the ramp-up of the VALOR trial and $0.9 million as a result of drug manufacturing activities, partially offset by a reduction of $0.4 million in temporary employee costs.

Payments to sites for both start-up costs and patient treatment are expected to increase in 2011 as compared to 2010 as sites are activated and patients are enrolled in connection with the VALOR trial. Similarly, costs incurred by our contract research organization and other third party contractors, including other clinical service providers and the contract manufacturers of vosaroxin, are expected to increase in 2011. As a result, we expect research and development expense to be significantly higher in 2011 as compared to 2010.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

General and administrative expense was $2.0 million and $4.0 million for the three and six months ended June 30, 2011, as compared to $1.9 million and $3.4 million for the same periods in 2010. The increase of $0.1 million between the comparable three month periods was primarily due to higher marketing costs related to the VALOR trial. The increase of $0.6 million between the comparable six month periods was primarily due to higher legal costs, including costs related to the agreements with Biogen Idec and Millennium, and marketing costs related to the VALOR trial.

Other Income (Expense), Net

Net other expense was $0.3 million for the three months ended June 30, 2011 and net other income was $3.6 million for the six months ended June 30, 2011. Net other income was $34,000 and $38,000 for the same periods in 2010. Net other expense in the three months ended June 30, 2011 was primarily comprised of a non-cash charge for the revaluation of warrants issued in the underwritten offering completed in October 2010 to their fair value as of June 30, 2011. Net other income in the six months ended June 30, 2011 was primarily comprised of a non-cash credit of $3.2 million for the revaluation of these warrants and net foreign exchange gains of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, the receipt of funds from our collaboration partners, and from research grants and debt financings.

Our cash, cash equivalents and marketable securities totaled $48.8 million as of June 30, 2011, as compared to $53.4 million as of December 31, 2010. The decrease of $4.6 million was primarily due to $8.9 million of net cash used in operating activities (which is net of the $4.0 million upfront payment received from Millennium), partially offset by net proceeds of $4.1 million from sales of our common stock through Cantor (including $0.4 million from settlement of sales made in 2010).

In April 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. Cantor is entitled to a 3% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. In the six months ended June 30, 2011, we sold an aggregate of 1.3 million shares of common stock at an average price of approximately $2.93 per share for gross proceeds of $3.8 million and net proceeds of $3.7 million, after deducting Cantor’s commission. As of June 30, 2011, $2.0 million of common stock remained available to be sold under the facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $8.9 million for the six months ended June 30, 2011, as compared to $8.0 million for the same period in 2010. Net cash used in the 2011 period resulted primarily from the net loss of $6.4 million and net adjustments for non-cash items of $3.1 million (including a net credit of $3.2 million related to the revaluation of warrants issued in the underwritten offering completed in October 2010), partially offset by changes in operating assets and liabilities of $0.6 million, primarily as a result of an increase in accrued clinical expenses related to the VALOR trial. Net cash used in the 2010 period resulted primarily from the net loss of $9.4 million, partially offset by changes in operating assets and liabilities of $0.9 million and net adjustments for non-cash items of $0.5 million (primarily for stock-based compensation).

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2011, as compared to $36,000 provided by investing activities for the same period in 2010. Net cash used in the 2011 period consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2011, as compared to $53.0 million for the same period in 2010. Net cash provided in the 2011 period was from sales of our common stock through Cantor. Net cash provided in the 2010 period was primarily from gross proceeds of $28.5 million from the sale of our common stock in the third and final closing of a private placement that was initiated in 2009, and net proceeds of $24.5 million from sales of our common stock through Cantor.

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

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

While we believe that we currently have the resources available and accessible to fund our operations until the planned unblinding of the VALOR trial in 2013, we will need to raise additional capital if the costs of the trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe. We will also need to raise substantial additional capital if we expand the number of patients included in the trial based on the pre-specified interim analysis by the DSMB, and to complete development and the potential commercialization of vosaroxin.

Until we can generate a sufficient amount of collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There were no material changes in our contractual obligations in the six months ended June 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than scheduled payments through June 30, 2011. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K for a description of contractual obligations as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this Quarterly Report on Form 10-Q, as each of these risks could adversely affect our business, operating results and financial condition. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

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

We believe that with $48.8 million in cash and investments as of June 30, 2011, we currently have the resources available and accessible to fund our operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above. We will need to raise substantial additional capital if we expand the number of patients included in the trial based on the pre-specified interim analysis of data from the trial by the DSMB.

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

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009 were $6.4 million, $24.6 million and $40.2 million, respectively. As of June 30, 2011, we had an accumulated deficit of $387.4 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP or placebo we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP by six to nine months. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API, FDP and placebo needs for the foreseeable future.

Vosaroxin requires precise, high quality manufacturing. We have observed visible particles during stability studies of two vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented, and continue to monitor and adjust, a revised manufacturing process to seek to control the impurity and thereby prevent particle formation. Two lots of vosaroxin API manufactured using a revised manufacturing process were formulated into FDP lots that have both completed up to 24 months of stability testing at room temperature without formation of particles. It will take time to evaluate whether or not our revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in FDP lots over the longer term, and to evaluate whether or not such control of particle formation can also be reliably and consistently achieved in subsequent lots over the shorter or longer term. If our changes in the manufacturing process do not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA and/or other regulatory bodies, which could include a temporary clinical hold of the VALOR trial until the issue has been resolved to their satisfaction.

In addition to process impurities, our contract manufacturers’ failure to achieve and maintain high manufacturing standards in compliance with current Good Manufacturing Practice, or cGMP, regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for vosaroxin, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

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

Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies that are currently used or are being developed for AML. There are a number of compounds in development for the treatment of AML, including Celgene Corporation’s azacitidine and Clavis Pharma’s elacytarabine. Each of these or other compounds could become potential competitors for vosaroxin, if approved.

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

The composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.*

The vosaroxin composition of matter is covered by U.S. patent 5,817,669 and its counterpart patents in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In July 2010, we announced that the European Patent Office, or EPO, had granted us a patent covering combinations of vosaroxin with cytarabine. The patent was validated and provides coverage for such combination products in 30 member states of the European Patent Convention and is due to expire in 2025. In June 2011, the U.S. Patent and Trademark Office, or USPTO, granted us a similar patent, which provides coverage to 2026. In November 2010, we announced that the USPTO had granted us a patent covering certain pharmaceutical compositions of vosaroxin, and in March 2011, we announced that the EPO had granted us a similar patent, which is completing validation in multiple EPO member states. These patents cover the formulation used in our VALOR trial and are due to expire in 2025. In August 2011, the USPTO granted us a patent covering methods of use for vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a two year patent term adjustment, which extends coverage through 2026. We do not know whether patent term extensions and data exclusivity periods will be available in the future. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product.

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

Economic conditions may make it costly and difficult to raise additional capital.

There has been turmoil in the world economy, which has to led to volatility on the U.S. stock market and reduced credit availability. Investors have been unwilling to buy certain corporate stocks and bonds. If economic conditions continue to affect the capital markets, our ability to raise capital may be adversely affected.

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

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin in any jurisdiction. None of our collaboration partners have had a product resulting from our collaboration enter clinical trials. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the six months ended June 30, 2011, our common stock traded as low as $1.66 and as high as $3.21, and in 2010, traded as low as $1.75 and as high as $9.72. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors and their affiliates beneficially owned approximately 33.9% of our outstanding capital stock as of June 30, 2011, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 11, 2011	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

10.1*	Sunesis Pharmaceuticals, Inc. 2011 Equity Incentive Plan	S-8	333-174732	99.1	6/6/2011

10.2	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document					(1)

101.SCH	XBRL Taxonomy Extension Schema Document					(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

*	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act are deemed not filed for purposes of section 18 of the Exchange Act.