Form 10-Q
period 2011-09-30
SUNESIS PHARMACEUTICALS INC
filed 2011-11-14
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 46,713,734 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2011.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,894	$14,223
Marketable securities	29,869	39,173
Prepaids and other current assets	1,770	1,286

Total current assets	43,533	54,682
Property and equipment, net	82	116
Deposits and other assets	60	60

Total assets	$43,675	$54,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327	$416
Accrued clinical expense	2,762	1,574
Accrued compensation	1,019	1,013
Other accrued liabilities	1,281	1,406
Warrant liability	2,453	8,154

Total current liabilities	7,842	12,563
Non-current portion of deferred rent	22	48
Commitments
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	428,192	423,262
Accumulated other comprehensive income (loss)	20	(15)
Accumulated deficit	(392,406)	(381,005)

Total stockholders’ equity	35,811	42,247

Total liabilities and stockholders’ equity	$43,675	$54,858

(1)	The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue:
Collaboration revenue	$—	$—	$—	$27
License and other revenue	1,000	—	5,000	—

Total revenues	1,000	—	5,000	27
Operating expenses:
Research and development	6,217	3,479	16,237	9,560
General and administrative	2,155	1,804	6,144	5,220

Total operating expenses	8,372	5,283	22,381	14,780

Loss from operations	(7,372)	(5,283)	(17,381)	(14,753)
Other income, net	2,358	199	5,980	237

Net loss	$(5,014)	$(5,084)	$(11,401)	$(14,516)

Basic and diluted net loss per common share	$(0.11)	$(0.14)	$(0.25)	$(0.79)

Shares used in computing basic and diluted net loss per common share	46,714	36,970	46,304	18,451

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(11,401)	$(14,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	873	689
Depreciation and amortization	47	122
Change in fair value of warrant liability	(5,701)	—
Foreign exchange loss (gain) on marketable securities	179	(157)
Gain on sale of property and equipment	(33)	(82)
Changes in operating assets and liabilities:
Prepaids and other assets	(484)	(1,400)
Accounts payable	(89)	(52)
Accrued clinical expense	1,188	301
Accrued compensation	6	(129)
Other accrued liabilities	(151)	44

Net cash used in operating activities	(15,566)	(15,180)

Cash flows from investing activities
Purchases of property and equipment	(15)	(18)
Proceeds from sale of property and equipment	35	104
Purchases of marketable securities	(34,244)	(26,488)
Proceeds from maturities of marketable securities	43,404	—

Net cash provided by (used in) investing activities	9,180	(26,402)

Cash flows from financing activities
Proceeds from issuance of common stock through controlled equity offering facilities, net	4,053	24,743
Proceeds from issuance of common stock in third closing of private placement, net	—	26,713
Proceeds from exercise of stock options and from employee stock purchase plan	4	7

Net cash provided by financing activities	4,057	51,463

Net (decrease) increase in cash and cash equivalents	(2,329)	9,881
Cash and cash equivalents at beginning of period	14,223	4,259

Cash and cash equivalents at end of period	$11,894	$14,140

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2011, had cash, cash equivalents and marketable securities totaling $41.8 million and an accumulated deficit of $392.4 million.

While the Company believes that it currently has the resources to fund its operations until the planned unblinding of the VALOR trial in 2013, the Company may need to raise additional capital if the costs of the trial exceed the Company’s current estimates or unblinding does not occur within the currently anticipated timeframe. The Company will need to raise substantial additional capital to complete development and the potential commercialization of vosaroxin.

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – significant observable inputs other than Level 1 inputs

Level 3 – unobservable inputs

The Company’s Level 2 valuations are generally based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity.

As part of the VALOR trial, amounts are incurred for services that are originally denominated in foreign currencies, such as services performed outside of the United States by the Company’s primary contract research organization, by clinical study sites, and for the provision of drug supply to those sites. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. As of September 30, 2011, the Company held investments denominated in Euros with an aggregate fair value of $4.2 million.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(5,014)	$(5,084)	$(11,401)	$(14,516)
Denominator:
Weighted-average common shares outstanding	46,714	36,970	46,304	18,451

Basic and diluted loss per common share	$(0.11)	$(0.14)	$(0.25)	$(0.79)

The following table represents the shares of common stock potentially issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of September 30,
	2011	2010
Outstanding securities not included in calculations:
Warrants to purchase common stock	8,648	4,982
Options to purchase common stock	5,103	1,032

	13,751	6,014

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains or losses on marketable securities, and was as follows for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(5,014)	$(5,084)	$(11,401)	$(14,516)
Change in unrealized gain or loss on marketable securities	2	8	35	8

Comprehensive loss	$(5,012)	$(5,076)	$(11,366)	$(14,508)

5. License Agreements

Biogen Idec and Millennium

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

SARcode

On August 8, 2011, SARcode Bioscience, Inc. (“SARcode”) repaid three promissory notes that had originally been issued to the Company upon entering into a license agreement with SARcode in March 2006. The license agreement, which related to LFA-1 patents and know-how, was terminated in March 2009 when the Company sold the related rights back to SARcode. The total amount received from SARcode was $1.2 million, which comprised the aggregate principal value of the three notes of $1.0 million, plus $0.2 million of accrued interest, which were recorded as revenue and interest income, respectively, upon receipt.

6. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$10,758	$—	$—	$10,758
Corporate debt obligations	Level 2	13,234	3	(4)	13,233
Commercial paper	Level 2	12,387	13	—	12,400
Foreign government obligations	Level 2	4,228	8	—	4,236

Total available-for-sale securities		40,607	24	(4)	40,627
Less: amounts classified as cash equivalents		10,758	—	—	10,758

Amounts classified as marketable securities		$29,849	$24	$(4)	$29,869

December 31, 2010	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,037	$—	$—	$14,037
Corporate debt obligations	Level 2	20,114	—	(21)	20,093
Commercial paper	Level 2	16,986	7	—	16,993
Foreign government obligations	Level 2	2,087	—	(1)	2,086

Total available-for-sale securities		53,224	7	(22)	53,209
Less: amounts classified as cash equivalents		14,036	—	—	14,036

Amounts classified as marketable securities		$39,188	$7	$(22)	$39,173

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of September 30, 2011, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

September 30, 2011	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$(4)	$5,607

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the nine months ended September 30, 2011 and 2010.

Financial Liabilities

The following table summarizes the assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten offering completed in October 2010:

	September 30, 2011	December 31, 2010
Fair market value of Company’s common stock	$1.23	$3.12
Exercise price	$2.52	$2.52
Expected term (years)	4.0	4.8
Expected volatility	96.1%	87.6%
Risk-free interest rate	0.7%	1.9%
Expected dividend yield	0.0%	0.0%
Estimated fair value per warrant share	$0.67	$2.22
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,679	3,679

Total estimated fair value of outstanding warrants (in thousands)	$2,453	$8,154

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

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant Liability
Balance as of December 31, 2009	—
Initial fair value of warrant liability	4,490
Change in fair value of warrant liability included in other income (expense)	3,664

Balance as of December 31, 2010	$8,154
Change in fair value of warrant liability included in other income (expense)	(5,701)

Balance as of September 30, 2011	$2,453

7. Stockholders’ Equity

Controlled Equity Offerings

On April 29, 2010, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. In the nine months ended September 30, 2011, the Company sold an aggregate of 1,302,383 shares of common stock at an average price of approximately $2.93 per share for gross proceeds of $3.8 million and net proceeds of $3.7 million, after deducting Cantor’s commission. Through September 30, 2011, the Company had sold an aggregate of 4,383,283 shares of common stock under this facility at an average price of approximately $4.10 per share for gross proceeds of $18.0 million and net proceeds of $17.4 million, after deducting Cantor’s commission. As of September 30, 2011, $2.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

On August 11, 2011, the Company entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. As of September 30, 2011, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$248	$90	$387	$241
General and administrative	277	192	475	473

Total employee stock-based compensation expense	$525	$282	$862	$714

9. Subsequent Events

On October 18, 2011, the Company entered into a loan and security agreement (the “Loan Agreement”) with a syndicate led by Oxford Finance LLC and partnered with Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, “the Lenders”) under which the Company may borrow up to $25.0 million in two tranches (the “Loan Facility”). The first tranche of $10.0 million was funded upon closing of the transaction on October 18, 2011. Subject to the Company’s continued compliance with the terms and conditions of the Loan Facility, the second tranche of $15.0 million may be drawn at the Company’s option between June 30, 2012 and September 30, 2012, contingent upon the recommendation by the Data and Safety Monitoring Board (the “DSMB”) following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial.

The interest rate for the first tranche is 8.95% per annum, and the interest rate for the second tranche will be fixed upon drawdown at a per annum rate equal to the greater of 8.95% or 8.61% plus the then effective three-month U.S. LIBOR rate. Payments under the Loan Agreement are monthly in arrears and interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest through the scheduled maturity date of October 1, 2015. In addition, a final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or such earlier date specified in the Loan Agreement. The Company paid the Lenders a facility fee of $250,000 at closing, and incurred legal fees of approximately $0.1 million in connection with closing the loan. If the Company repays all or a portion of the loans prior to maturity, it will pay the Lenders a prepayment fee of between 1-3% of the principal amount prepaid.

In accordance with the terms of the Loan Agreement, the Company agreed to issue five-year warrants to the Lenders upon each drawdown to purchase shares of common stock in an amount equal to 5.0% of the amount drawn at such tranche, divided by the exercise price per share, which is determined in each case to be the lower of the 10-day average closing share price prior to the drawdown or the closing price per share the day prior to the drawdown. As a result of the drawdown of the first tranche of $10.0 million, the Company issued warrants to purchase 386,100 shares of its common stock at an exercise price of $1.30 per share. These warrants are immediately exercisable, may be exercised on a cashless basis, and will expire on October 18, 2016.

The loan is secured by substantially all of the Company’s assets, except for intellectual property. Under the Loan Agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property. The Loan Agreement includes standard affirmative and restrictive covenants, but does not include any covenants to attain or maintain any financial metrics, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders’ security interest or in the value of the collateral, a material impairment of the prospect of repayment of the loans and a material adverse change in the business, operations or conditions (financial or otherwise) of the Company. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2011 and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to unblinding the VALOR trial, the planned interim analysis of the VALOR trial, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. With an anticipated 450 evaluable patients, the trial is designed to have a 90% probability of detecting a 40% difference in overall survival. The trial includes a single pre-specified interim analysis by the independent Data and Safety Monitoring Board, or DSMB, that may recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to maintain adequate power across a range of clinically meaningful and statistically significant survival outcomes. The interim analysis is expected to occur in mid-2012. In February 2011, the U.S. Food and Drug Administration, or FDA, granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine.

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

We own worldwide development and commercialization rights to vosaroxin. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML. In November 2010, the U.S. Patent and Trademark Office, or USPTO, granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple European Patent Convention, or EPC, member states. These patents provide coverage to 2025, and corresponding applications are pending in other major markets, including Japan, Australia and Canada. In August 2011, the USPTO granted us a patent covering methods of use for vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent provides coverage through 2026, and corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which provides coverage to 2025 in multiple EPC member states. In June 2011, the USPTO granted us a similar patent, which provides coverage to 2026. Corresponding applications are pending in other major markets, including Japan, Australia and Canada.

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

On September 26, 2011, we announced that Millennium had initiated a Phase 1 clinical study of MLN2480, an oral, investigative drug selective for pan-Raf kinase inhibition, which was licensed to them under the Millennium Agreement. This multi-center, open-label study will evaluate the safety, tolerability and maximum tolerated dose of MLN2480 in patients with relapsed or refractory solid tumors, and will be conducted in two stages: dose escalation and dose expansion. The dose escalation phase will include patients with advanced solid tumors who have failed or are not candidates for standard therapies or for whom no approved therapy is available. Secondary endpoints will assess preliminary anti-tumor activity, as well as pharmacokinetic and pharmacodynamic properties of MLN2480.

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

Recent Financial History

On October 18, 2011, we entered into a loan and security agreement, or the Loan Agreement, with a syndicate led by Oxford Finance LLC and partnered with Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, under which we may borrow up to $25.0 million in two tranches. The first tranche of $10.0 million was funded at closing. The second tranche of $15.0 million may be drawn at our option between June 30, 2012 and September 30, 2012, subject to our continued compliance with the Loan Agreement and contingent upon the recommendation by the DSMB following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial. In connection with the drawdown of the first tranche of $10.0 million, we issued warrants to purchase 386,100 shares of our common stock to the Lenders at an exercise price of $1.30 per share.

In April 2010, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. In the three months ended September 30, 2011, no sales were made under this facility, and as of September 30, 2011, $2.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

In August 2011, we entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of September 30, 2011, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

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

We have incurred significant losses in each year since our inception. As of September 30, 2011, we had cash, cash equivalents and marketable securities of $41.8 million and an accumulated deficit of $392.4 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

Capital Requirements

While we believe that we currently have the resources to fund our operations until the planned unblinding of the VALOR trial in 2013, we may need to raise additional capital if the costs of the trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe. We will need to raise substantial additional capital to complete development and the potential commercialization of vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2011 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenue

Total revenues were $1.0 million and $5.0 million for the three and nine months ended September 30, 2011 as compared to zero and $27,000 for the same periods in 2010. Revenue in the three months ended September 30, 2011 was due to the recognition of revenue associated with the license of certain intellectual property rights to SARcode in March 2006. SARcode issued promissory notes to us totaling $1.0 million in exchange for these intellectual property rights, however, we had previously not recognized any revenue due to the uncertainty of the collectability of the notes, which was resolved following their repayment by SARcode in August 2011. Revenue in the nine months ended September 30, 2011 also included the upfront payment of $4.0 million to us for the termination of the Original Biogen Idec Agreement and the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, which occurred on March 31, 2011. The payment was received in April 2011.

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

Research and development expense was $6.2 million and $16.2 million for the three and nine months ended September 30, 2011, as compared to $3.5 million and $9.6 million for the same periods in 2010, substantially all relating to the vosaroxin development program. The increase of $2.7 million between the comparable three month periods was primarily due to an increase of $2.3 million in clinical expenses as a result of the ramp-up of the VALOR trial and an increase of $0.4 million in personnel expenses. The increase of $6.7 million between the comparable nine month periods was primarily due to increases of $5.8 million in clinical expenses as a result of the ramp-up of the VALOR trial and $1.1 million as a result of drug manufacturing activities, partially offset by a reduction of $0.3 million in allocated facility expenses.

Payments to sites for both start-up costs and patient treatment are expected to continue to be higher in 2011 as compared to 2010 as sites are activated and patients are enrolled in connection with the VALOR trial. Similarly, costs incurred by our contract research organization and other third party contractors, including other clinical service providers and the contract manufacturers of vosaroxin, are expected to be higher in 2011. As a result, we expect research and development expense to be significantly higher in 2011 as compared to 2010.

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

General and administrative expense was $2.2 million and $6.1 million for the three and nine months ended September 30, 2011, as compared to $1.8 million and $5.2 million for the same periods in 2010. The increase of $0.4 million between the comparable three month periods was primarily due to higher personnel expenses. The increase of $0.9 million between the comparable nine month periods was primarily due to increases of $0.5 million in legal and marketing costs and $0.4 million in personnel expenses.

Other Income, Net

Net other income was $2.4 million and $6.0 million for the three and nine months ended September 30, 2011, as compared to $0.2 million in each of the same periods in 2010. Net other income for the three and nine months ended September 30, 2011 was primarily comprised of non-cash credits of $2.5 million and $5.7 million, respectively, for the revaluation of warrants issued in the October 2010 offering to their fair value as of September 30, 2011.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners, and from research grants.

Our cash, cash equivalents and marketable securities totaled $41.8 million as of September 30, 2011, as compared to $53.4 million as of December 31, 2010. The decrease of $11.6 million was primarily due to $15.6 million of net cash used in operating activities (which is net of the $4.0 million upfront payment received from Millennium and the $1.2 million note repayment from SARcode), partially offset by net proceeds of $4.1 million from sales of our common stock through Cantor (including $0.4 million from settlement of sales made in 2010).

On October 18, 2011, we entered into a Loan Agreement with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation under which we may borrow up to $25.0 million in two tranches. The first tranche of $10.0 million was funded at closing. The second tranche of $15.0 million may be drawn at our option between June 30, 2012 and September 30, 2012, subject to our continued compliance with the Loan Agreement and contingent upon recommendation by the DSMB following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial.

In April 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. Cantor is entitled to a 3% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. In the nine months ended September 30, 2011, we sold an aggregate of 1,302,383 shares of common stock at an average price of approximately $2.93 per share for gross proceeds of $3.8 million and net proceeds of $3.7 million, after deducting Cantor’s commission. As of September 30, 2011, $2.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

In August 2011, we entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of September 30, 2011, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $15.6 million for the nine months ended September 30, 2011, as compared to $15.2 million for the same period in 2010. Net cash used in the 2011 period resulted primarily from the net loss of $11.4 million and net adjustments for non-cash items of $4.6 million (including a net credit of $5.7 million for the revaluation of warrants issued in the underwritten offering completed in October 2010, partially offset by $0.9 million of non-cash stock-based compensation), partially offset by changes in operating assets and liabilities of $0.5 million, primarily as a result of an increase in accrued clinical expenses related to the VALOR trial. Net cash used in the 2010 period resulted primarily from the net loss of $14.5 million and changes in operating assets and liabilities of $1.2 million, partially offset by net adjustments for non-cash items of $0.6 million (primarily for stock-based compensation).

Net cash provided by investing activities was $9.2 million for the nine months ended September 30, 2011, as compared to $26.4 million used in investing activities for the same period in 2010. Net cash provided in the 2011 period consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in the 2010 period consisted primarily of purchases of marketable securities.

Net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2011, as compared to $51.5 million for the same period in 2010. Net cash provided in the 2011 period was from sales of our common stock through Cantor. Net cash provided in the 2010 period was from net proceeds of $26.7 million from the sale of our common stock in the third and final closing of a private placement that was initiated in 2009, and from net proceeds of $24.7 million from sales of our common stock through Cantor.

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

While we believe that we currently have the resources to fund our operations until the planned unblinding of the VALOR trial in 2013, we may need to raise additional capital if the costs of the trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe.

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

Contractual Obligations

There were no material changes in our contractual obligations in the nine months ended September 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than scheduled payments through September 30, 2011. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations in our Form 10-K for a description of contractual obligations as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please see the language regarding forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.*

We believe that with $41.8 million in cash and investments as of September 30, 2011, together with the $10.0 million first tranche of our loan and security agreement with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation received on October 18, 2011, we currently have the resources to fund our operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

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

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments, and;

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009 were $5.0 million, $24.6 million and $40.2 million, respectively. As of September 30, 2011, we had an accumulated deficit of $392.4 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin active pharmaceutical ingredient, or API, and finished drug product, or FDP, to supply us with our vosaroxin API and FDP and the placebo used in the VALOR trial. If we fail to obtain sufficient quantities of these materials, the VALOR trial and the development of vosaroxin could be halted or significantly delayed. In addition, we have previously identified product impurities in the vosaroxin API, and there is no assurance they will not occur in the future.*

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP and the placebo product used in the VALOR trial. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers.

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

In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with current Good Manufacturing Practice, or cGMP, regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for vosaroxin, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

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

We rely on third-party distributors for the supply of cytarabine for our VALOR trial. Cytarabine has recently been in short supply throughout the world, and there is no guarantee we can procure sufficient quantities to supply our VALOR trial.

The cytarabine used in our VALOR trial is procured from third-party distributors. Cytarabine has recently been in short supply throughout the world. Additional procurement of cytarabine will be necessary to complete the VALOR trial. If we are unable to procure the necessary supplies to support our VALOR trial in a timely manner, the trial will be delayed. Any significant delay could seriously harm our business.

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

The composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.*

The vosaroxin composition of matter is covered by U.S. patent 5,817,669 and its counterpart patents in 43 foreign jurisdictions. U.S. patent 5,817,669 is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In November 2010, the U.S. Patent and Trademark Office, or USPTO, granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple European Patent Convention, or EPC, member states. These patents provide coverage to 2025. In August 2011, the USPTO granted us a patent covering methods of use for vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a two year patent term adjustment, which extends coverage through 2026. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which provides coverage to 2025 in multiple EPC member states. In June 2011, the USPTO granted us a similar patent, which provides coverage to 2026. We do not know whether patent term extensions and data exclusivity periods will be available in the future. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product.

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

Raising funds through lending arrangements may restrict our operations or produce other adverse results.*

Our loan and security agreement with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, which we entered into on October 18, 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a perfected first priority security interest in substantially all of our assets, other than intellectual property assets, to the lenders. Our failure to comply with the covenants in the loan and security agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the lender’s lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

Economic conditions may make it costly and difficult to raise additional capital.*

There has been turmoil in the world economy, which has led to volatility on the U.S. stock market and reduced credit availability. Investors have been unwilling to buy certain corporate stocks and bonds. If economic conditions continue to affect the capital markets, our ability to raise capital, via our existing controlled equity facilities, debt facility or otherwise, may be adversely affected.

We are exposed to risks related to foreign currency exchange rates and European sovereign debt.*

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with activities related to the VALOR trial that are occurring outside of the United States, and in particular in Western Europe. When the U.S. dollar weakens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense increases, and when the U.S. dollar strengthens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our results of operations. We have and may continue to purchase certain European currencies or highly-rated investments denominated in such currencies to manage the risk of future movements in foreign exchange rates that would affect such payables in accordance with our investment policy. However, there is no guarantee that the related gains and losses will substantially offset each other, and we may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter.

In addition, the current sovereign debt crisis concerning certain European countries, including Ireland, Greece, Italy, Portugal and Spain, and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $4.2 million as of September 30, 2011. Recent rating agency downgrades on European sovereign debt and growing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on our investments in European sovereign debt.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the nine months ended September 30, 2011, our common stock traded as low as $1.17 and as high as $3.21, and in 2010, traded as low as $1.75 and as high as $9.72. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of vosaroxin or our future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	clinical and regulatory developments with respect to potential competitive products;

•	failure to maintain compliance with the covenants in our loan and security agreement with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation;

•	introduction of new products by our competitors;

•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;

•	market acceptance of vosaroxin or our future products, if any;

•	announcements relating to our arrangements with Biogen Idec and Millennium;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of vosaroxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

Our executive officers and directors and their affiliates beneficially owned approximately 36.8% of our outstanding capital stock as of September 30, 2011, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.*

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, under the terms of our loan and security agreement with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, we are precluded from paying cash dividends without the prior written consent of the lenders. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2011	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Senior Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

10.1	Sales Agreement, dated August 11, 2011, by and between Registrant and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document					(1)

101.SCH	XBRL Taxonomy Extension Schema Document					(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act are deemed not filed for purposes of section 18 of the Exchange Act.