Form 10-K
period 2011-12-31
SUNESIS PHARMACEUTICALS INC
filed 2012-03-14
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2011, as reported by The Nasdaq Stock Market, was $67,451,642. The calculation of the aggregate market value of voting and non-voting stock excludes 14,440,221 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of March 1, 2012, was 46,820,107.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2011.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to unblinding the VALOR trial, the planned interim analysis of the VALOR trial, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly owned subsidiary, Sunesis Europe Limited, except where it is made clear that the term refers only to the parent company.

ITEM 1.	BUSINESS

General

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our efforts are currently focused primarily on the development of vosaroxin for the treatment of acute myeloid leukemia, or AML. Vosaroxin is a first-in-class anti-cancer quinolone derivative, or AQD—a class of compounds that has not been used previously for the treatment of cancer. AQDs have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. We have built a highly experienced cancer drug development organization committed to advancing vosaroxin in multiple indications to improve the lives of people with cancer.

In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. The trial has an adaptive design and is based on data from our Phase 2 clinical trial of vosaroxin in combination with cytarabine in relapsed or refractory AML, together with guidance received from both U.S. and European regulatory agencies.

The VALOR trial is designed to have a 90% probability of detecting a 40% difference in overall survival, and includes a single pre-specified interim analysis by the independent Data and Safety Monitoring Board, or DSMB, which is expected to occur in the third quarter of 2012. The DSMB will examine pre-specified efficacy and safety data sets and decide whether to (i) stop the trial early for efficacy or for futility; (ii) continue the study to its planned unblinding, which is expected in mid-2013 in this event; or (iii) recommend a one-time sample size adjustment if deemed beneficial to maintain adequate statistical power across a range of clinically meaningful and statistically significant outcomes. In this event, trial unblinding is expected in early 2014.

We are also completing data analysis in preparation for database lock for two fully-enrolled clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and (b) a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dose schedules. In addition, we completed a Phase 2 single-agent trial of vosaroxin in patients with platinum-resistant ovarian cancer in 2010, which explored three doses and two different schedules of vosaroxin.

In December 2011, we announced our participation in a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LD Ara-C, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. This trial, known as the Less Intensive 1, or LI-1 Trial, is being conducted by the United Kingdom’s National Cancer Research Institute, or NCRI, Haematological Oncology Study Group under the sponsorship of Cardiff University and the direction of Professor Alan K. Burnett. In March 2012, the first patient was enrolled in this trial.

The LI-1 Trial employs a “Pick a Winner” randomized progressive design to efficiently evaluate a number of investigational treatments versus LD Ara-C, as described by Hills and Burnett in the journal Blood, 2011;118(9):2389-94. Two regimens containing vosaroxin have been selected as investigational treatment arms in this study. These regimens and other novel treatments will be evaluated in a randomized Phase 2 portion of the trial, with key endpoints including complete remission, 12-month survival, and overall survival. Treatment arms exhibiting promising results on the basis of these endpoints may continue to enroll patients in a Phase 3 portion of the trial with a primary endpoint of overall survival.

We own worldwide development and commercialization rights to vosaroxin. In 2009, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to vosaroxin for the treatment of AML. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. We have been granted, or notified of allowance of, a number of key patents for vosaroxin, details of which are provided in the Intellectual Property section below.

In March 2011, we entered into three agreements as part of a series of agreements between Biogen Idec MA Inc., or Biogen Idec, Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, and ourselves, (details of milestone and royalty payments, as well as development and promotion rights, are provided in the Outlicense and Collaboration Agreements section below):

•

A license agreement with Millennium, or the Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology that were previously a part of our August 2004 collaboration agreement with Biogen Idec, or the Original Biogen Idec Agreement. In September 2011, we announced that Millennium had initiated a Phase 1 clinical study of an oral investigative drug selective for pan-Raf kinase inhibition, MLN2480, licensed to them under this agreement.

•

An amendment and restatement of the Original Biogen Idec Agreement, or the Restated Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology.

•

A termination and transition agreement with Biogen Idec and Millennium, which provides for the termination of Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than a preclinical kinase inhibitor program involved in immunology, the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, and an upfront, non-refundable payment to us.

Vosaroxin

Vosaroxin is a first-in-class AQD—a class of compounds that has not been used previously for the treatment of cancer. AQDs have been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. Vosaroxin acts by DNA intercalation and inhibition of topoisomerase II in replicating cancer cells. The resulting site-selective DNA damage rapidly causes the cancer cells to stop dividing and die. In preclinical studies, vosaroxin demonstrated broad anti-tumor activity and exhibited additive or synergistic activity when combined with several therapeutic agents currently used in the treatment of cancer, including cytarabine. Clinical activity is observed in both solid and hematologic malignancies. We licensed worldwide development and commercialization rights to vosaroxin from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in 2003.

Vosaroxin Clinical Trials in AML

The following chart summarizes the status of clinical trials in AML that have been conducted or are currently being conducted with vosaroxin:

*	Sponsored by Cardiff University, and being conducted by the NCRI Haematological Oncology Study Group

In December 2011, we announced our participation in the LI-1 Trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating a number of novel treatment regimens against LD Ara-C in patients over the age of 60 years with AML or high-risk MDS who are not candidates for intensive chemotherapy. Several treatments, including two regimens containing vosaroxin, will be evaluated in a randomized Phase 2 design with key endpoints including complete remission, or CR, 12-month survival, and overall survival. Treatment arms exhibiting promising results on the basis of these endpoints may continue to enroll in a Phase 3 portion of the trial with a primary endpoint of overall survival. In March 2012, the first patient was enrolled in this trial.

In December 2010, we commenced enrollment of the VALOR trial, a Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine to evaluate overall survival in patients with relapsed or refractory AML. The trial has an adaptive design and is based on data from our

Phase 2 clinical trial of vosaroxin in combination with cytarabine in relapsed or refractory AML, together with guidance received from U.S. and European regulatory agencies. We expect to enroll 450 evaluable patients in the VALOR trial at more than 100 study sites in the U.S., Canada, Europe, Australia and New Zealand. The trial is designed to have a 90% probability of detecting a 40% difference in overall survival, and includes a single pre-specified interim analysis by the DSMB, which is expected to occur in the third quarter of 2012. The DSMB will examine pre-specified efficacy and safety data sets and decide whether to: (i) stop the trial early for efficacy or for futility; (ii) continue the study to its planned unblinding; or (iii) recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial to maintain adequate statistical power across a range of clinically meaningful and statistically significant outcomes. In December 2011, we announced that the DSMB had completed a planned periodic safety review and recommended that the trial continue as planned without changes to study conduct.

In January 2010, we completed enrollment in the Phase 2 portion of a Phase 1b/2 clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML and we are currently completing data analysis in preparation for database lock. The trial is designed to evaluate the safety, pharmacokinetics and anti-leukemic activity of escalating doses of vosaroxin administered in combination with cytarabine given either as a continuous intravenous, or IV, infusion or a two-hour IV infusion. A pooled set of 69 patients with first relapsed (n=36) or primary refractory (n=33) AML were evaluated for efficacy outcomes. The median overall survival was 7.1 months, the CR rate was 25%, and the combined complete remission rate was 28% including CR, CR without full platelet recovery, or CRp, and CR with incomplete recovery, or CRi. The median leukemia-free survival was 25 months, and 26% of patients in the Phase 2 portion received hematopoietic stem cell transplants. The two regimens of vosaroxin in combination with cytarabine were generally well tolerated. The most common severe non-hematologic toxicities were related to infections. Severe stomatitis or oral mucositis was observed in 16% of patients, and was manageable with standard supportive care. All-cause mortality was low, at 3% at 30 days and 9% at 60 days.

In October 2009, we completed enrollment in a Phase 2 single-agent clinical trial of vosaroxin in previously untreated patients aged 60 years or older with AML and we are currently completing data analysis in preparation for database lock. The trial includes three dosing schedules: Schedule A, once weekly for three weeks (n=29); Schedule B, once weekly for two weeks (n=35); and Schedule C, on days one and four at either 72 mg/m2 (n=29) or 90 mg/m2 (n=20). Median survival was 8.6, 5.7, 7.7 and 5.5 months, and one-year survival was 38%, 31%, 38% and 25%, in Schedules A, B, and C (72 mg/m2) and C (90 mg/m2), respectively. Based on these results and the safety profile, vosaroxin 72 mg/m2 administered on days one and four (Schedule C) was determined to be the recommended dose regimen. For this schedule, the CR plus CRp rate was 35% and 30-day all-cause mortality was 7%.

Prior to 2009, we conducted a Phase 1 clinical trial to evaluate safety, pharmacokinetics, and preliminary clinical activity of two dose schedules of vosaroxin in patients with relapsed or refractory acute leukemia. Anti-leukemic activity was observed in both schedules, and the most common dose-limiting toxicity was stomatitis. The maximum tolerated dose was 72 mg/m2 for the once weekly for three weeks schedule and 40 mg/m2 for the twice weekly for two weeks schedule.

Vosaroxin Clinical Trials in Ovarian Cancer and Other Solid Tumors

In mid-2010, we completed a Phase 2 single-agent trial of vosaroxin in platinum-resistant ovarian cancer. Three doses in two schedules of vosaroxin were studied:

•	48 mg/m2 given every three weeks (n=65)

•	60 mg/m2 given every four weeks (n=37)

•	75 mg/m2 given every four weeks (n=35)

Encouraging, durable anti-tumor activity was observed across all doses. For patients treated with 48, 60 and 75 mg/m2, respectively, the overall response rate, or ORR, was 11%, 11% and 9%, respectively; disease control, defined as stable disease for 12 weeks or more, was 46%, 46% and 51%, respectively; and the median progression-free survival, or PFS, was 83, 61 and 103 days, respectively. Based on clinical activity and tolerability, the 60 mg/m2 dose and schedule was selected for future consideration. Overall, vosaroxin was generally well tolerated, with more than 10% of patients experiencing severe neutropenia, febrile neutropenia, fatigue, and anemia.

Prior to 2009, we conducted two Phase 1 clinical trials to evaluate different dosing schedules of vosaroxin in patients with advanced solid tumors. We also conducted two Phase 2 studies in non-small cell lung cancer and small cell lung cancer. Although objective responses were observed in both lung cancer studies, it was determined that vosaroxin could be administered with greater dose intensity given the low incidence of severe neutropenia. The studies were halted and we may consider future vosaroxin studies in lung cancer or other solid tumors, as well as in hematologic malignancies.

Inlicense Agreement

In October 2003, we entered into an agreement with Dainippon to acquire exclusive worldwide development and marketing rights for vosaroxin. In January 2011, we made a $0.5 million milestone payment to Dainippon as a result of the initiation of our VALOR trial in December 2010. In the future we may be required to make additional milestone payments of up to $7.0 million to Dainippon for (a) filing new drug applications, or NDAs, in the U.S., Europe and Japan, and (b) for receiving regulatory approvals in these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment will become payable to Dainippon.

The agreement also provides for royalty payments to Dainippon at rates based on total annual net sales. Under the agreement, we may reduce our royalty payments to Dainippon if a third party markets a competitive product and we must pay royalties for third-party intellectual property rights necessary to commercialize vosaroxin. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

If we discontinue seeking regulatory approval and/or the sale of the product in a region, we are required to return to Dainippon its rights to the product in that region. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

Outlicense and Collaboration Agreements

Overview

Over the past three years, we have generated revenue primarily through license and collaboration agreements with Biogen Idec, Millennium, and SARcode Bioscience, Inc., or SARcode. In 2009, we recorded revenues of $1.5 million related to a collaboration agreement with Biogen Idec and $2.0 million from the sale of previously-licensed intellectual property to SARcode, which represented 40% and 53% of annual revenues, respectively. In 2011, we recorded revenues of $4.0 million related to a license agreement with Millennium and $1.0 million due to the repayment of three promissory notes by SARcode, which represented 80% and 20% of annual revenues, respectively.

Biogen Idec and Millennium

In August 2004, we entered into the Original Biogen Idec Agreement to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system. Pursuant to the terms of the Original Biogen Idec Agreement, we applied our fragment-based drug discovery technology, Tethering, to generate small molecule leads during the research term, for which we received research funding, which was paid in advance to support some of our scientific personnel. In connection with our June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through this date. We received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through March 2011, including a $1.5 million milestone received in cash in July 2009 for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

In March 2011, we entered into three agreements as part of a series of agreements between Biogen Idec, Millennium and ourselves:

•

The Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology that were previously a part of the Original Biogen Idec Agreement. Under this agreement, we may in the future receive up to $59.3 million in pre-commercialization milestone payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets, and royalty payments depending on future product sales. The agreement also provides us with future co-development and co-promotion rights. In September 2011, we announced that Millennium had initiated a Phase 1 clinical study of an oral investigative drug selective for pan-Raf kinase inhibition, MLN2480, which was licensed to them under this agreement.

•

The Restated Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Under this agreement, we continue to be eligible to receive up to $60.0 million in pre-commercialization milestone payments related to the development of the first two indications for licensed products against the specified immunology target, and royalty payments depending on future product sales. We also retain future co-development and co-promotion rights.

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

SARcode

In March 2006, we licensed our LFA-1 patents and related know-how to SARcode, a privately-held biopharmaceutical company. In March 2009, the license agreement was terminated and SARcode paid us $2.0 million in cash for this intellectual property, which was recorded as revenue in April 2009. Following the termination of the license agreement, SARcode fully satisfied its obligations to us and we have no further rights to the intellectual property transferred to SARcode. In August 2011, SARcode repaid three promissory notes that had been issued to us upon entering into the original license agreement. The total amount received was $1.2 million, which comprised the aggregate principal value of the three notes of $1.0 million, plus $0.2 million of accrued interest, which we recorded as revenue and interest income, respectively, upon receipt.

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

We currently rely on two contract manufacturers for the vosaroxin API. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. Because the vosaroxin API is classified as a cytotoxic substance, the number of available manufacturers for the API and FDP is limited. We believe at least five contract manufacturers in North America have suitable facilities to manufacture the vosaroxin API, and at least four have suitable facilities to manufacture the vosaroxin FDP. A number of manufacturers outside of North America have suitable facilities, including one that currently manufactures our vosaroxin API. If we are unable to obtain sufficient quantities of the vosaroxin API and FDP from our current manufacturers, it may take time to engage alternative manufacturers, which could delay the development of and impair our ability to commercialize vosaroxin.

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials. New lots of API and FDP may need to be manufactured and released to support our VALOR trial, and for stability assessments required for regulatory approval. Prior to approval for commercial sale, we will need to manufacture registration batches of API and FDP, which will be accompanied by process validation studies, and will require FDA review prior to approval. If the results of these process validation studies do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

The cytarabine used in our VALOR trial is procured from third-party distributors. Cytarabine has recently been in short supply throughout the world. Additional procurement of cytarabine will be necessary to complete the VALOR trial if there is a sample size adjustment based on the pre-specified interim analysis by the DSMB.

Competition

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

Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, Flt-3 inhibitors, other inhibitors of topoisomerase II, and other novel agents. Additionally, other compounds currently in development could become potential competitors of vosaroxin, if approved for marketing. We expect competition with vosaroxin for the treatment of AML to increase as additional products are developed and approved for use in various patient populations.

Intellectual Property

We believe that patent protection is crucial to our business and that our future success depends in part on our ability to obtain patents protecting vosaroxin or future drug candidates, if any. Historically we have patented a wide range of technology, inventions and improvements related to our business, but which we are no longer actively developing.

The vosaroxin composition of matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. While it is possible that patent term restoration and/or supplemental patent certificates would be available for these or other patents we own, we cannot guarantee that such additional protection will be obtained.

We have been granted, or notified of allowance of, a number of additional key patents for vosaroxin, as follows:

•

In December 2009, the European Patent Office, or EPO, granted us a patent covering combinations of vosaroxin with cytarabine, which is due to expire in 2025 and has been validated in multiple EPC member states. In June 2011, the U.S. Patent and Trademark Office, or USPTO, granted us a patent in the same family, which is due to expire in 2026. In March 2011, Australia also granted us a patent in this family, which is due to expire 2025. Corresponding applications are pending in other major markets, including Japan and Canada.

•

In November 2010, the USPTO granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. This patent is due to expire in 2025. In January 2011, the EPO granted us a patent in the same family, which has been validated in multiple European Patent Convention, or EPC, member states. In September 2011, Australia also granted us a patent in this family. These patents are due to expire in 2025. Corresponding applications are pending in other major markets, including Japan and Canada.

•

In August 2011, the USPTO granted us a patent covering methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent is due to expire in 2026. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•

In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•

In February 2012, the USPTO mailed a notice of allowance for a patent application covering certain compositions related to vosaroxin. We expect that this patent will be granted in 2012, and that it will be due to expire in 2030. Corresponding patent applications are pending in the U.S. and internationally.

As of December 31, 2011, approximately 106 U.S. and foreign applications pertaining to vosaroxin and compositions and uses thereof were pending. When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML.

Our ability to build and maintain our proprietary position for vosaroxin and any future drug candidates, if any, will depend on our success in obtaining effective claims and enforcing those claims if granted. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect vosaroxin or future drug candidates, if any. The patents we own or license and those that may be issued in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

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

In October 2009, the FDA granted orphan drug designation to vosaroxin for treatment of AML. The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon receipt of orphan drug designation from the FDA, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of Prescription Drug User Fee Act, or PDUFA, application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication.

Preclinical Testing and INDs

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. Laboratories that comply with the FDA Good Laboratory Practice regulations must conduct preclinical safety tests. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those submitted by Biogen Idec, Millennium, or our potential future licensees or collaboration partners, if any, may not result in FDA authorization to commence a clinical trial.

Clinical Trials

Clinical trials involve the administration of an investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Protection of Human Subjects regulations and Good Clinical Practices, or GCP, under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application.

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

The results of development, preclinical testing and clinical trials, together with extensive manufacturing information and a substantial user fee, are submitted to the FDA as part of an NDA for approval of the marketing and commercial distribution of the drug. The review process routinely takes 12 months (under the latest Prescription Drug User Fee Act goals, a 10-month review period begins at the conclusion of the 60-day filing review period that begins on the date of FDA receipt of the submission), but is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical testing. Even if data from such testing are obtained and submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or Biogen Idec, Millennium, or our potential future licensees or collaboration partners, if any, interpret data. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

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

With fast track designation, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fee Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•

Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or, under Prescription Drug User Fee Act V, review within eight months from the time a complete NDA is accepted for filing (a six-month review period begins at the conclusion of the 60-day filing review period that begins on the date of FDA receipt of the submission), if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review.

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

Other Regulatory Requirements

Any drugs manufactured or distributed by us, Biogen Idec, Millennium, or our potential future licensees or collaboration partners, if any, pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of vosaroxin or our future drug candidates, if any. Our VALOR trial is enrolling patients in Europe, Canada, Australia and New Zealand. We may in the future initiate clinical trials in other countries throughout the world. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, permission to conduct clinical research is granted by the Competent Authority of each European Member State, or MS, and the applicable Ethics Committees, or EC, through the submission of a Clinical Trial Application. An EC in the European Union serves the same function as an IRB in the United States. The review times vary by MS but may not exceed 60 days. The EC has a maximum of 60 days to give its opinion on the acceptability of the Clinical Trial Application to both the governing MS and the sponsor applicant. If the application is deemed acceptable, the MS informs the applicant (or does not within the 60-day window inform the applicant of non-acceptance) and the company may proceed with the clinical trial.

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

Research and Development Expenses

We incurred $22.6 million, $14.4 million and $13.2 million of research and development expenses in 2011, 2010 and 2009, respectively. We do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of fragment-based drug discovery methods, the development of in-house research capabilities, or on the clinical development of product candidates other than vosaroxin. In addition, we are no longer conducting any research activities in connection with collaboration agreements. However, we have incurred and expect to continue to incur increased levels of research and development expenses to conduct further clinical and related development of vosaroxin.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2011, our workforce consisted of 31 full-time employees. Of our total workforce, 21 are engaged in research and development and 10 are engaged in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

We believe that with $44.1 million in cash and investments as of December 31, 2011, we currently have the resources to fund our operations until the planned unblinding of the VALOR trial in 2013. To the extent that the costs of the VALOR trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

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

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium or any potential future licensees or partners.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2011, 2010 and 2009 were $20.1 million, $24.6 million and $40.2 million, respectively. As of December 31, 2011, we had an accumulated deficit of $401.1 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin API and FDP to supply us with our vosaroxin API and FDP and the placebo used in the VALOR trial. If we fail to obtain sufficient quantities of these materials, the VALOR trial and the development of vosaroxin could be halted or significantly delayed. In addition, we have previously identified product impurities in the vosaroxin API, and there is no assurance they will not occur in the future.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP and the placebo product used in the VALOR trial. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers.

We currently rely on two contract manufacturers for the vosaroxin API. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP or placebo we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP by six to nine months. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API, FDP and placebo needs for the foreseeable future.

Vosaroxin requires precise, high quality manufacturing. We have observed visible particles during stability studies of two vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to seek to control the impurity and thereby prevent particle formation. Two lots of vosaroxin API manufactured using a revised manufacturing process were formulated into FDP lots that have both completed up to 24 months of stability testing at room temperature without formation of particles. Three additional lots of API have been manufactured using this improved process, and four lots of FDP have been successfully manufactured using the API resulting from the improved process. All FDP lots made with the new API have passed quality testing and have been released for use in the VALOR trial. All lots have been placed on an International Committee on Harmonization, or ICH, compliant stability program. It will take time to evaluate whether or not our revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in FDP lots over the longer term, and to evaluate whether or not such control of particle formation can also be reliably and consistently achieved in subsequent lots over the shorter or longer term. If our changes in the manufacturing process do not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA and/or other regulatory bodies, which could include a temporary clinical hold of the VALOR trial until the issue has been resolved to their satisfaction.

In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for vosaroxin, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials. New lots of API and FDP may need to be manufactured and released to support our VALOR trial, and for stability assessments required for regulatory approval. There can be no assurance that we will be able to obtain a sufficient supply of vosaroxin API and FDP to supply our VALOR trial at the anticipated rate of enrollment or to continue the trial without interruption. Prior to approval for commercial sale, we will need to manufacture registration batches of API and FDP, which will be accompanied by process validation studies, and will require FDA review prior to approval. If the results of these process validation studies do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

We rely on third-party distributors for the supply of cytarabine for our VALOR trial. Cytarabine has recently been in short supply throughout the world, and there is no guarantee we can procure sufficient quantities to supply our VALOR trial.

The cytarabine used in our VALOR trial is procured from third-party distributors. Cytarabine has recently been in short supply throughout the world. Additional procurement of cytarabine will be necessary to complete the VALOR trial if there is a sample size adjustment based on the pre-specified interim analysis by the DSMB. If we are unable to procure the necessary supplies to support our VALOR trial in a timely manner, the trial will be delayed. Any significant delay could seriously harm our business.

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

Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, Flt-3 inhibitors, other inhibitors of topoisomerase II, and other novel agents. Additionally, other compounds currently in development could become potential competitors of vosaroxin, if approved for marketing.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

•	we, our licensors or our collaboration partners were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we, our licensors or our collaboration partners were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ or our collaboration partners’ pending patent applications will result in issued patents;

•	any of our, our licensors’ or our collaboration partners’ patents will be valid or enforceable;

•	any patents issued to us, our licensors or our collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors, or those of our licensors, may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secret protection against them and our business could be harmed.

The composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.

The vosaroxin composition of matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In November 2010, the USPTO granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the EPO granted us a similar patent, which has been validated in multiple EPC member states. These patents provide coverage to 2025. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which provides coverage to 2025 in multiple EPC member states. In June 2011, the USPTO granted us a similar patent, which provides coverage to 2026. In August 2011, the USPTO granted us a patent covering methods of use for vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a two year patent term adjustment, which extends coverage through 2026. In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. In February 2012, the USPTO mailed a notice of allowance for a patent application covering certain compositions related to vosaroxin. Although we expect that this patent will be granted in 2012, and that it will be due to expire in 2030, we do not know if this will occur. We also do not know whether patent term extensions and data exclusivity periods will be available in the future. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product.

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

If conflicts of interest arise between our current or future licensees or collaboration partners, if any, and us, any of them may act in their self-interest, which may be adverse to our interests.

If a conflict of interest arises between us and one or more of our current or potential future licensees or collaboration partners, if any, they may act in their own self-interest or otherwise in a way that is not in the interest of our company or our stockholders. Biogen Idec, Millennium, or potential future licensees or collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of a license or collaboration with our company. In current or potential future licenses or collaborations, if any, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our licenses or collaborations. Our licensees or collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these licenses or collaborations. Competing products, either developed by our licensees or collaboration partners or to which our licensees or collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the license or collaboration agreement.

If one or more of our current or potential future licensees or collaboration partners, if any, were to breach or terminate their license or collaboration agreements with us or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates could be delayed or terminated. We do not know whether our licensees or collaboration partners will pursue alternative technologies or develop alternative product candidates, either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by licenses or collaboration agreements with our company.

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

Raising funds through lending arrangements may restrict our operations or produce other adverse results.

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

We are exposed to risks related to foreign currency exchange rates and European sovereign debt.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with activities related to the VALOR trial that are occurring outside of the United States, and in particular in Western Europe. When the U.S. dollar weakens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense increases, and when the U.S. dollar strengthens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our results of operations. We have and may continue to purchase certain European currencies or highly-rated investments denominated in such currencies to manage the risk of future movements in foreign exchange rates that would affect such payables, in accordance with our investment policy. However, there is no guarantee that the related gains and losses will substantially offset each other, and we may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter.

In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $5.1 million as of December 31, 2011. Of this amount, $1.5 million and $2.1 million were invested in securities backed by the governments of Germany and the Netherlands, respectively, and $1.5 million was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and growing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on our investments in European sovereign debt.

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

We intend to market vosaroxin in international markets either directly or through a potential future collaboration partner, if any. In order to market vosaroxin in the European Union, Canada and many other foreign jurisdictions, we or a potential future collaboration partner must obtain separate regulatory approvals. We have, and potential future collaboration partners may have, had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We or a potential future collaboration partner may not obtain foreign regulatory approvals on a timely basis, if at all. We or a potential future collaboration partner may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize vosaroxin or any other future products in any market.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market vosaroxin in both the United States and foreign jurisdictions either directly or through a potential future collaboration partner. If we or a potential future collaboration partner obtain approval in one or more foreign jurisdictions, we or a potential future collaboration partner will be subject to rules and regulations in those jurisdictions relating to vosaroxin. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we or a potential future collaboration partner may be required to conduct a clinical trial that compares the cost-effectiveness of vosaroxin to other available therapies. If reimbursement of vosaroxin is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

In 2011, our common stock traded as low as $1.01 and as high as $3.21. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors and their affiliates beneficially owned approximately 36.8% of our outstanding capital stock as of December 31, 2011, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In December 2006, we leased 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. This lease expires in April 2013, subject to our option to extend the lease through February 2014. We believe that our current facility will be sufficient to meet our needs through at least 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year-Ended December 31, 2010	High	Low
First Quarter	$9.72	$4.26
Second Quarter	$7.38	$2.64
Third Quarter	$3.30	$2.22
Fourth Quarter	$3.69	$1.75

Year-Ended December 31, 2011	High	Low
First Quarter	$3.21	$1.66
Second Quarter	$3.16	$1.88
Third Quarter	$2.15	$1.17
Fourth Quarter	$1.50	$1.01

As of February 29, 2012, there were approximately 174 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On February 29, 2012, the last sale price reported on The NASDAQ Capital Market for our common stock was $1.74 per share.

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

Unregistered Sales of Equity Securities

Loan Facility

On October 18, 2011, we entered into a loan and security agreement, or the Loan Agreement, with a syndicate led by Oxford Finance LLC and partnered with Silicon Valley Bank and Horizon Technology Finance Corporation, or, collectively, the Lenders, under which we may borrow up to $25.0 million in two tranches. In connection with the Loan Agreement, we agreed to issue to the Lenders warrants to purchase shares of our common stock upon the drawdown of each tranche in the amount equal to 5.00% of the amount drawn at such tranche, divided by the exercise price per share for that tranche. The exercise price per share is determined in each case as the lower of (a) the average closing price per share of our common stock as reported on The NASDAQ Capital Market for the ten (10) trading days prior to the drawdown or (b) the closing price per share of our common stock as reported on The NASDAQ Capital Market on the day before the drawdown. As a result of the drawdown of the first tranche on October 18, 2011, we issued to the Lenders warrants that are initially exercisable for an aggregate of 386,100 shares of our common stock at a per share exercise price of $1.30, or the Warrants. Each Warrant may be exercised on a cashless basis in whole or in part. The Warrants will terminate on the earlier of the fifth anniversary of their respective issuance or the closing of certain merger or other sale or consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof. The sale of the Warrants was to accredited investors and was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder. We expect to use the proceeds from the loan to support our clinical development activities related to vosaroxin, including the VALOR trial, as well as for other working capital and general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report.

	Year Ended December 31,
Consolidated Statement of Operations:	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Revenue:
Collaboration revenue	$—	$27	$1,550	$4,917	$9,163
License and other revenue	5,000	6	2,212	500	500

Total revenues	5,000	33	3,762	5,417	9,663

Operating expenses:
Research and development	22,563	14,433	13,247	26,285	36,060
General and administrative	8,303	7,005	7,748	11,524	13,570
Restructuring charges	—	—	1,916	5,783	1,563

Total operating expenses	30,866	21,438	22,911	43,592	51,193

Loss from operations	(25,866)	(21,405)	(19,149)	(38,175)	(41,530)
Other income (expense), net(1)	5,725	(3,182)	(21,077)	989	2,769

Net loss	(20,141)	(24,587)	(40,226)	(37,186)	(38,761)
Deemed distribution to preferred stockholders(2)	—	—	(27,563)	—	—

Loss attributable to common stockholders	$(20,141)	$(24,587)	$(67,789)	$(37,186)	$(38,761)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	46,412	24,860	5,747	5,731	5,390

Basic and diluted loss attributable to common stockholders per common share	$(0.43)	$(0.99)	$(11.80)	$(6.49)	$(7.19)

(1)	During 2011, we recorded net non-cash credits of $5.9 million, and during 2010 we recorded a non-cash charge of $3.7 million, related to the revaluation of the liability for warrants issued in connection with the underwritten offering in October 2010 (see Note 10 of the accompanying consolidated financial statements).

During 2009, we recorded non-cash charges of $21.0 million related to the accounting for the fair values of securities issued as part of the Private Placement (see Note 10 of the accompanying consolidated financial statements). The non-cash charges consisted of $7.5 million recorded upon the initial closing of $10.0 million of units in April 2009 and $13.5 million upon the revaluation in June 2009 of the options to participate in the second closing of $5.0 million of units and the third closing of up to $28.5 million of common stock, which occurred in October 2009 and June 2010, respectively.

(2)	During 2009, we recorded deemed distributions to preferred stockholders totaling $27.6 million, related to the accounting for the Private Placement. Of this amount, $26.4 million was due to the revaluation of certain securities upon an amendment of the Private Placement agreements in June 2009, and $1.2 million was due to the write-off of a discount for a beneficial conversion feature on the convertible preferred stock issued as part of the second closing of the Private Placement in October 2009.

	As of December 31,
Consolidated Balance Sheet Data:	2011	2010	2009	2008	2007
	(In thousands)
Cash, cash equivalents and marketable securities	$44,115	$53,396	$4,259	$10,619	$47,684
Working capital	37,282	42,118	1,807	5,371	39,707
Total assets	45,869	54,858	5,169	12,784	53,246
Non-current portion of equipment leases	—	—	—	—	1,353
Non-current portion of notes payable	9,453	—	—	—	—
Convertible preferred stock	—	—	60,005	—	—
Common stock and additional paid-in capital	429,147	423,267	298,473	322,675	320,583
Accumulated deficit	(401,146)	(381,005)	(356,418)	(316,192)	(279,006)
Total stockholders’ equity	28,020	42,247	2,060	6,491	41,394

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2011 and results of operations for the year ended December 31, 2011 should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to unblinding the VALOR trial, the planned interim analysis of the VALOR trial, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our efforts are currently focused primarily on the development of vosaroxin for the treatment of acute myeloid leukemia, or AML. In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial.

The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. We expect to enroll 450 evaluable patients in the VALOR trial at more than 100 study sites in the U.S., Canada, Europe, Australia and New Zealand. The trial is designed to have a 90% probability of detecting a 40% difference in overall survival, and includes a single pre-specified interim analysis by the independent Data and Safety Monitoring Board, or DSMB, which is expected to occur in the third quarter of 2012. The DSMB will examine pre-specified efficacy and safety data sets and decide whether to: (i) stop the trial early for efficacy or for futility; (ii) continue the study to its planned unblinding, which is expected in mid-2013 in this event; or (iii) recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial to maintain adequate statistical power across a range of clinically meaningful and statistically significant outcomes. In this event, trial unblinding is expected in early 2014. In December 2011, we announced that the DSMB had completed a planned periodic safety review and recommended that the trial continue as planned without changes to study conduct.

We are also completing data analysis in preparation for database lock for two fully-enrolled clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and (b) a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dose schedules. In addition, we completed a Phase 2 single-agent trial of vosaroxin in patients with platinum-resistant ovarian cancer in 2010, which explored three doses and two different schedules of vosaroxin.

In December 2011, we announced our participation in the LI-1 Trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LD Ara-C, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. Several treatments, including two regimens containing vosaroxin, will be evaluated in a randomized Phase 2 design with key endpoints including complete remission, 12-month survival, and overall survival. Treatment arms exhibiting promising results on the basis of these endpoints may continue to enroll in a Phase 3 portion of the trial with a primary endpoint of overall survival. In March 2012, the first patient was enrolled in this trial.

We own worldwide development and commercialization rights to vosaroxin. In 2009, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to vosaroxin for the treatment of AML. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. In the last three years, we have been granted, or notified of allowance of, a number of key patents for vosaroxin, as follows:

•

In December 2009, the European Patent Office, or EPO, granted us a patent covering combinations of vosaroxin with cytarabine, which is due to expire in 2025 and has been validated in multiple EPC member states. In June 2011, the U.S. Patent and Trademark Office, or USPTO, granted us a patent in the same family, which is due to expire in 2026. In March 2011, Australia also granted us a patent in this family, which is due to expire 2025. Corresponding applications are pending in other major markets, including Japan and Canada.

•

In November 2010, the USPTO granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. This patent is due to expire in 2025. In January 2011, the EPO granted us a patent in the same family, which has been validated in multiple European Patent Convention, or EPC, member states. In September 2011, Australia also granted us a patent in this family. These patents are due to expire in 2025. Corresponding applications are pending in other major markets, including Japan and Canada.

•

In August 2011, the USPTO granted us a patent covering methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent is due to expire in 2026. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•

In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•

In February 2012, the USPTO mailed a notice of allowance for a patent application covering certain compositions related to vosaroxin. We expect that this patent will be granted in 2012, and that it will be due to expire in 2030. Corresponding patent applications are pending in the U.S. and internationally.

In March 2011, we entered into three agreements as part of a series of agreements between Biogen Idec MA Inc., or Biogen Idec, Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, and ourselves:

•	A license agreement with Millennium, or the Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology that were previously a part of the Original Biogen Idec Agreement. Under this agreement, we may in the future receive up to $59.3 million in pre-commercialization milestone payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets, and royalty payments depending on future product sales. The agreement also provides us with future co-development and co-promotion rights. In September 2011, we announced that Millennium had initiated a Phase 1 clinical study of an oral investigative drug selective for pan-Raf kinase inhibition, MLN2480, which was licensed to them under this agreement.

•

An amendment and restatement of the Original Biogen Idec Agreement, or the Restated Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Under this agreement, we continue to be eligible to receive up to $60.0 million in pre-commercialization milestone payments related to the development of the first two indications for licensed products against the specified immunology target, and royalty payments depending on future product sales. We also retain future co-development and co-promotion rights.

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

In March 2006, we licensed our LFA-1 patents and related know-how to SARcode Bioscience, Inc., or SARcode, a privately-held biopharmaceutical company. In March 2009, the license agreement was terminated and SARcode paid us $2.0 million in cash for this intellectual property. In August 2011, SARcode repaid three promissory notes that had been issued to us upon entering into the original license agreement. The total amount received was $1.2 million, which comprised the aggregate principal value of the three notes of $1.0 million, plus $0.2 million of accrued interest.

Recent Financial History

On October 18, 2011, we entered into the Loan Agreement with a syndicate led by Oxford Finance LLC and partnered with Silicon Valley Bank and Horizon Technology Finance Corporation, under which we may borrow up to $25.0 million in two tranches. The first tranche of $10.0 million was funded at closing. The second tranche of $15.0 million may be drawn at our option between June 30, 2012 and September 30, 2012, subject to our continued compliance with the Loan Agreement and contingent upon the recommendation by the DSMB following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial. In connection with the drawdown of the first tranche of $10.0 million, we issued warrants to purchase 386,100 shares of our common stock to the Lenders at an exercise price of $1.30 per share. The interest rate for the first tranche is 8.95% per annum, and the interest rate for the second tranche will be fixed upon drawdown at a per annum rate equal to the greater of 8.95% or 8.61% plus the then effective three-month U.S. LIBOR rate. Payments under the Loan Agreement are interest-only through February 1, 2013, followed by 32 equal monthly payments of principal and interest through the scheduled maturity date of October 1, 2015. In addition, a final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or such earlier date specified in the Loan Agreement. We have paid the Lenders a facility fee of $250,000. In addition, if we repay all or a portion of the loan prior to maturity, we will pay the Lenders a prepayment fee, based on a percentage of the then outstanding principal balance, equal to 3.00% if the prepayment occurs on or prior to October 18, 2012, 2.00% if the prepayment occurs on or prior to October 18, 2013, or 1.00% if the prepayment occurs prior to October 18, 2014.

In April 2010, we entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. In the year ended December 31, 2011, we sold an aggregate of 1,302,383 shares of common stock at an average price of approximately $2.93 per share for gross proceeds of $3.8 million and net proceeds of $3.7 million, after deducting Cantor’s commission. As of December 31, 2011, $2.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

In August 2011, we entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of December 31, 2011, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

In February 2011, we effected a one-for-six reverse split of our capital stock, or the Reverse Split. As a result of the Reverse Split, every six shares of our capital stock were combined into one share of capital stock. The Reverse Split affected the shares of our common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under our equity incentive plans, and (c) issuable upon the exercise of outstanding stock options and warrants. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to give effect to the Reverse Split.

We have incurred significant losses in each year since our inception. As of December 31, 2011, we had cash, cash equivalents and marketable securities of $44.1 million and an accumulated deficit of $401.1 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

In October 2010, we completed an underwritten offering, or the 2010 Offering, in which we sold our common stock and warrants to purchase our common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value each period end, with the change in fair value recorded to other income (expense) in the statement of operations and comprehensive income (loss). The Black-Scholes model was selected as the most appropriate method to estimate both the initial and subsequent fair values of the warrants. The determination of initial and subsequent fair values is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, as noted above. Changes in these input variables have, and will continue to, affect the income or expense recorded each period for the revaluation of outstanding warrants. As a result, fluctuations in our stock price or other input variables may significantly affect our financial results.

Revenue Recognition

Revenue arrangements with multiple deliverables are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 605-25, Multiple-Element Arrangements, or ASC 605-25. Under ASC 605-25, revenue arrangements with multiple deliverables are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer. Consideration is allocated among the separate units of accounting based on their respective fair value, and the applicable revenue recognition is applied to each of the separate units.

Non-refundable fees where we have no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, non-refundable fees are deferred and recognized ratably over the projected performance period.

Milestone payments from license or collaboration agreements which are substantive and at risk at the time the agreement is executed are recognized upon completion of the applicable milestone event. Royalty revenues, if any, will be recognized based on reported product sales by third-party licensees. Research funding from any future agreement will be recognized as the related research services are performed.

Clinical Trial Accounting

We record accruals for estimated clinical trial costs, which include payments for work performed by contract research organizations, or CROs, and participating clinical trial sites. These costs are generally a significant component of research and development expense. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed immediately, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if we have incomplete or inaccurate information, our clinical trial accruals may not be accurate. The difference between accrued expenses based on our estimates and actual expenses have not been material to date.

Overview of Revenues

We have not generated, and do not expect to generate in the near future, any revenue from sales of commercial products.

Collaboration Revenue

Over the past three years, our collaboration revenue was primarily from a $1.5 million cash milestone payment that we received in July 2009 under the Original Biogen Idec Agreement as a result of Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer. In March 2011, we entered into the Restated Biogen Idec Agreement, which amended and restated the Original Biogen Idec Agreement.

Under the Restated Biogen Idec Agreement, we continue to be eligible to receive up to $60.0 million in pre-commercialization milestone payments related to the development of the first two indications for licensed products against the specified immunology target, and royalty payments depending on future product sales. We also retain future co-development and co-promotion rights.

License and other revenue

In March 2011, we entered into the Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology. We concurrently entered into a termination and transition agreement with Biogen Idec and Millennium, pursuant to which we received an upfront, non-refundable payment of $4.0 million from Millennium that was recorded as revenue.

Under the Millennium Agreement, we may in the future receive up to $59.3 million in pre-commercialization milestone payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets, and royalty payments depending on future product sales. The agreement also provides us with future co-development and co-promotion rights.

In March 2006, we licensed our LFA-1 patents and related know-how to SARcode, a privately-held biopharmaceutical company. In March 2009, the license agreement was terminated and SARcode paid us $2.0 million in cash for this intellectual property, which was recorded as revenue in April 2009. In August 2011,

SARcode repaid three promissory notes that had been issued to us upon entering into the original license agreement. The total amount received was $1.2 million, which comprised the aggregate principal value of the three notes of $1.0 million, plus $0.2 million of accrued interest, which we recorded as revenue and interest income, respectively, upon receipt.

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

We are currently focused on the development of vosaroxin for the treatment of AML. Based on results of translational research, clinical results, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense.

We do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of fragment-based drug discovery methods, the development of in-house research capabilities, or on the clinical development of product candidates other than vosaroxin. In addition, we are no longer conducting any research activities in connection with collaboration agreements. However, we have incurred and expect to continue to incur increased levels of research and development expenses to conduct further clinical and related development of vosaroxin.

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

As of December 31, 2011, we had incurred $100.6 million of expenses in the development of vosaroxin since it was licensed from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in October 2003. We expect to continue to incur significant expenses related to the development of vosaroxin in 2012 and future years. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the vosaroxin development program in the future.

General and administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Results of Operations

Years Ended December 31, 2011 and 2010

Revenue. Total revenue was $5.0 million in 2011 as compared to $33,000 in 2010. Revenue in 2011 was comprised of an upfront payment of $4.0 million that we received from Millennium in relation to the termination and transition agreement that we entered into with Biogen Idec and Millennium in March 2011, and $1.0 million that we received as a result of the repayment by SARcode of three promissory notes that had been issued to us upon entering into a license agreement with them in March 2006. We expect our revenue to be lower in 2012 than in 2011.

Research and development expense. Research and development expense was $22.6 million in 2011 as compared to $14.4 million in 2010, substantially all relating to the vosaroxin development program in each year. The increase of $8.2 million in 2011 was primarily due to increases of $7.0 million in clinical trial expenses as a result of the ramp-up of the VALOR trial and $1.6 million for drug manufacturing activities, partially offset by a reduction in milestone payments of $0.5 million. We expect research and development expense to be higher in 2012 as compared to 2011 as we continue to conduct further clinical and related development of vosaroxin.

General and administrative expense. General and administrative expense was $8.3 million in 2011 as compared to $7.0 million in 2010. The increase of $1.3 million in 2011 was primarily due to increases of $0.6 million in personnel costs and $0.5 million in professional service costs.

Other income (expense), net. Net other income was $5.7 million in 2011 as compared to net other expense of $3.2 million in 2010. Net other income in 2011 was primarily comprised of net non-cash credits of $5.9 million for the revaluation of warrants issued in the 2010 Offering to their fair value as of December 31, 2011. Net other expense in 2010 was primarily due to a non-cash charge of $3.7 million for the revaluation of warrants issued in the 2010 Offering to their fair value as of December 31, 2010, partially offset by the receipt of a tax credit of $0.2 million under the IRS Qualifying Therapeutic Discovery Project program.

Years Ended December 31, 2010 and 2009

Revenue. Total revenue decreased to $33,000 in 2010 from $3.8 million in 2009. Collaboration revenue of $1.6 million in 2009 was primarily comprised of a $1.5 million milestone earned from Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer. License and other revenue of $2.2 million in 2009 was primarily comprised of $2.0 million from the sale to SARcode of our interest in all patents and related know-how that had previously been the subject of a license agreement with them.

Research and development expense. Research and development expense increased to $14.4 million in 2010 from $13.2 million in 2009, with substantially all of the expense in each period relating to the vosaroxin development program. The increase in 2010 was primarily due to an increase in clinical trial expenses, primarily related to the launch of the VALOR trial, of $1.0 million and the accrual of a $0.5 million milestone payment due to Dainippon as a result of the initiation of the VALOR trial in December 2010, which we partially offset by a reduction in facility costs of $0.3 million.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2011, we had net operating loss carry-forwards for federal and state income tax purposes of $278.2 million and $169.3 million, respectively. We also had federal and state research and development tax credit carry-forwards of $6.5 million and $5.9 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss will begin to expire in 2012. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners, and research grants.

Our cash, cash equivalents and marketable securities totaled $44.1 million as of December 31, 2011, as compared to $53.4 million as of December 31, 2010. The decrease of $9.3 million was primarily due to $22.8 million of net cash used in operating activities, partially offset by net proceeds of $9.6 million from the Loan Agreement as described below, and $4.1 million from sales of our common stock through Cantor (including $0.4 million from the settlement of sales made in 2010).

In October 2011, we entered into the Loan Agreement with the Lenders, under which we may borrow up to $25.0 million in two tranches. The first tranche of $10.0 million was funded at closing. The second tranche of $15.0 million may be drawn at our option between June 30, 2012 and September 30, 2012, subject to our continued compliance with the Loan Agreement and contingent upon recommendation by the DSMB following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial.

In April 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. Cantor is entitled to a 3% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. In the year ended December 31, 2011, we sold an aggregate of 1,302,383 shares of common stock at an average price of approximately $2.93 per share for gross proceeds of $3.8 million and net proceeds of $3.7 million, after deducting Cantor’s commission. As of December 31, 2011, $2.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

In August 2011, we entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of December 31, 2011, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $22.8 million in 2011, compared to $19.4 million used in 2010 and $20.2 million in 2009. Net cash used in 2011 resulted primarily from the net loss of $20.1 million and net adjustments for non-cash items of $4.2 million (including a net credit of $5.9 million for the revaluation of warrants issued in the 2010 Offering, partially offset by $1.4 million of stock-based compensation), partially offset by changes in operating assets and liabilities of $1.5 million, primarily as a result of an increase in accrued clinical expenses related to the VALOR trial. Net cash used in 2010 resulted primarily from the net loss of $24.6 million, partially offset by net adjustments for non-cash items of $4.5 million (including $3.7 million of charges for the revaluation of warrants issued in the 2010 Offering). Net cash used in 2009 resulted primarily from the net loss of $40.2 million, and changes in operating assets and liabilities of $1.3 million, partially offset by net adjustments for non-cash items of $21.4 million (including $21.0 million of charges related to the Private Placement).

Net cash provided by investing activities was $4.2 million in 2011, compared to $39.1 million used in investing activities in 2010 and $4.7 million provided by investing activities in 2009. Net cash provided in 2011 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in 2010 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided in 2009 consisted primarily of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $13.7 million in 2011, compared to $68.4 million in 2010 and $13.4 million in 2009. Net cash provided in 2011 consisted primarily of net proceeds of $9.6 million from the Loan Agreement and $4.1 million from sales of our common stock through Cantor. Net cash provided in 2010 consisted primarily of net proceeds of $27.5 million from sales of our common stock through Cantor, $26.7 million from sales of our common stock in the third and final closing of the Private Placement, and $14.2 million from the 2010 Offering. Net cash provided in 2009 consisted primarily of net proceeds from the initial and second closings of the Private Placement.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations, including interest(1)	$12,322	$895	$7,903	$3,524	$—
Operating lease obligations(2)	$540	$405	$135	$—	$—

(1)	Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

(2)	Operating lease obligations relate solely to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in December 2006, and expires in April 2013, subject to our option to extend the lease through February 2014.

The above amounts exclude potential payments under our 2003 license agreement with Dainippon, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Dainippon.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Sunesis Pharmaceuticals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP

Redwood City, California

March 14, 2012

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,311	$14,223
Marketable securities	34,804	39,173
Prepaids and other current assets	1,550	1,286

Total current assets	45,665	54,682
Property and equipment, net	74	116
Deposits and other assets	130	60

Total assets	$45,869	$54,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$658	$416
Accrued clinical expense	2,370	1,574
Accrued compensation	1,274	1,013
Other accrued liabilities	1,805	1,406
Warrant liability	2,276	8,154

Total current liabilities	8,383	12,563

Non-current portion of notes payable	9,453	—

Non-current portion of deferred rent	13	48

Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2011 and 2010; 46,774 and 45,372 shares issued and outstanding as of December 31, 2011 and 2010, respectively	5	5
Additional paid-in capital	429,142	423,262
Accumulated other comprehensive income (loss)	19	(15)
Accumulated deficit	(401,146)	(381,005)

Total stockholders’ equity	28,020	42,247

Total liabilities and stockholders’ equity	$45,869	$54,858

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Collaboration revenue	$—	$27	$1,550
License and other revenue	5,000	6	2,212

Total revenues	5,000	33	3,762
Operating expenses:
Research and development	22,563	14,433	13,247
General and administrative	8,303	7,005	7,748
Restructuring charges	—	—	1,916

Total operating expenses	30,866	21,438	22,911

Loss from operations	(25,866)	(21,405)	(19,149)
Other income (expense), net	5,725	(3,182)	(21,077)

Net loss	(20,141)	(24,587)	(40,226)
Unrealized gain (loss) on available-for-sale securities	34	(15)	(8)

Comprehensive loss	$(20,107)	$(24,602)	$(40,234)

Basic and diluted loss per common share:
Net loss	$(20,141)	$(24,587)	$(40,226)
Deemed distribution to preferred stockholders	—	—	(27,563)

Loss attributable to common stockholders	$(20,141)	$(24,587)	$(67,789)
Shares used in computing basic and diluted loss attributable to common stockholders per common share	46,412	24,860	5,747

Basic and diluted loss attributable to common stockholders per common share	$(0.43)	$(0.99)	$(11.80)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accum- ulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	—	$—	5,735	$3	$322,672	$8	$(316,192)	$6,491
Issuance of $10,000 of units consisting of preferred stock and warrants in initial closing of Private Placement, recorded in liabilities	483	—	—	—	—	—	—	—
Reclassification of preferred stock from liabilities to equity	—	—	—	—	20,126	—	—	20,126
Reclassification of second closing option of Private Placement from liabilities to equity and issuance of amended preferred stock instrument, net of issuance costs of $1,246	—	56,146	—	—	(46,501)	—	—	9,645
Issuance of $5,000 of units consisting of preferred stock and warrants in second closing of Private Placement, net of issuance costs of $321	242	2,670	—	—	2,009	—	—	4,679
Write-off of discount for beneficial conversion feature on second closing of Private Placement	—	1,189	—	—	(1,189)	—	—	—
Issuance of common stock pursuant to warrant exercises	—	—	245	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	1	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	—	—	3	—	6	—	—	6
Stock-based compensation expenses—employees	—	—	—	—	1,311	—	—	1,311
Stock-based compensation expenses—non-employees	—	—	—	—	29	—	—	29
Net loss	—	—	—	—	—	—	(40,226)	(40,226)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(8)	—	(8)

Balance as of December 31, 2009	725	60,005	5,984	3	298,470	—	(356,418)	2,060
Issuance of $28,500 of common stock in third closing of Private Placement, net of issuance costs of $1,787	—	—	17,273	10	26,703	—	—	26,713
Issuance of common stock upon conversion of preferred stock	(725)	(60,005)	7,246	4	60,001	—	—	—
Issuance of $28,820 of common stock through controlled equity offering facilities, net of issuance costs of $1,332	—	—	5,726	3	27,485	—	—	27,488
Issuance of $10,961 of common stock in 2010 Offering, net of issuance costs of $1,233	—	—	7,358	5	9,723	—	—	9,728
Issuance of common stock pursuant to warrant exercises	—	—	1,764	1	(1)	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	1	—	4	—	—	4
Issuance of common stock under employee stock purchase plan	—	—	4	—	6	—	—	6
Issuance of common stock to employees	—	—	16	—	(27)	—	—	(27)
Stock-based compensation expenses—employees	—	—	—	—	870	—	—	870
Stock-based compensation expenses—non-employees	—	—	—	—	7	—	—	7
Adjustment of common stock to par value as a result of Reverse Split	—	—	—	(23)	23	—	—	—
Net loss	—	—	—	—	—	—	(24,587)	(24,587)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(15)	—	(15)

Balance as of December 31, 2010	—	—	45,372	5	423,262	(15)	(381,005)	42,247
Issuance of $4,178 of common stock through controlled equity offering facilities, net of issuance costs of $125	—	—	1,302	—	4,053	—	—	4,053
Issuance of common stock under employee stock purchase plans	—	—	62	—	68	—	—	68
Issuance of common stock to employees	—	—	38	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	—	—	371	—	—	371
Stock-based compensation expenses—employees	—	—	—	—	1,369	—	—	1,369
Stock-based compensation expenses—non-employees	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	—	(20,141)	(20,141)
Unrealized gain on available-for-sale securities	—	—	—	—	—	34	—	34

Balance as of December 31, 2011	—	$—	46,774	$5	$429,142	$19	$(401,146)	$28,020

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(20,141)	$(24,587)	$(40,226)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,388	877	1,340
Depreciation and amortization	56	150	342
Amortization of debt discount and debt issuance costs	56	—	—
Change in fair value of warrant liability	(5,878)	3,664	—
Non-cash expense related to Private Placement	—	—	21,017
Non-cash restructuring (reversals) charges, net	—	—	(1,373)
Foreign exchange loss (gain) on marketable securities	244	(63)	—
(Gain) loss on sale or disposal of property and equipment	(33)	(82)	56
Other non-cash items	—	(27)	—
Changes in operating assets and liabilities:
Prepaids and other assets	(343)	(659)	434
Accounts payable	242	55	(430)
Accrued clinical expense	796	444	(736)
Accrued compensation	261	284	192
Other accrued liabilities	516	564	(799)

Net cash used in operating activities	(22,836)	(19,380)	(20,183)

Cash flows from investing activities
Purchases of property and equipment	(15)	(64)	(6)
Proceeds from sale of property and equipment	34	104	391
Purchases of marketable securities	(52,082)	(46,637)	(503)
Proceeds from sales or maturities of marketable securities	56,241	7,513	4,817

Net cash provided by (used in) investing activities	4,178	(39,084)	4,699

Cash flows from financing activities
Proceeds from notes payable, net	9,625	—	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	4,053	27,488	—
Proceeds from issuance of common stock in third closing of Private Placement, net	—	26,713	—
Proceeds from issuance of common stock and warrants in 2010 Offering, net	—	14,218	—
Proceeds from issuance of convertible preferred stock and warrants in Private Placement, net	—	—	13,433
Proceeds from exercise of stock options and employee stock purchase plans	68	9	13

Net cash provided by financing activities	13,746	68,428	13,446

Net increase (decrease) in cash and cash equivalents	(4,912)	9,964	(2,038)
Cash and cash equivalents at beginning of period	14,223	4,259	6,297

Cash and cash equivalents at end of period	$9,311	$14,223	$4,259

Supplemental disclosure of cash flow information
Interest paid	$109	$—	$1

Supplemental disclosure of non-cash activities
Fair value of warrants issued in connection with notes payable	$371	$—	$—

Deemed distributions to preferred stockholders	$—	$—	$27,563

Beneficial conversion feature on preferred stock	$—	$—	$1,188

Cashless exercise of warrants	$—	$3,064	$440

Conversion of preferred stock to common stock	$—	$60,005	$—

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2011, had cash, cash equivalents and marketable securities totaling $44.1 million and an accumulated deficit of $401.1 million.

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

Reverse Stock Split

On February 14, 2011, the Company effected a one-for-six reverse split of its capital stock (the “Reverse Split”), as previously authorized and approved at the annual meeting of stockholders on June 2, 2010. As a result of the Reverse Split, every six shares of capital stock were combined into one share of capital stock. The Reverse Split affected the shares of Company’s common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under the Company’s equity incentive plans, and (c) issuable upon the exercise of outstanding stock options and warrants. The accompanying financial statements and notes thereto give retroactive effect to the Reverse Split for all periods presented.

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and notes thereto. Actual results could differ materially from these estimates. Significant estimates, assumptions and judgments made by management include those related to the valuation of equity and related instruments, revenue recognition, stock-based compensation and clinical trial accounting.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income (expense) in the statements of operations and comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are also recorded to other income (expense). The cost of securities sold is based on the specific-identification method.

As part of the VALOR trial, amounts are incurred for services that are originally denominated in foreign currencies, such as services performed outside of the United States by the Company’s primary contract research organization, by clinical study sites, and for the provision of drug supply to those sites. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company's investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. As of December 31, 2011, the Company held investments denominated in Euros with an aggregate fair value of $5.1 million.

To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive income (loss).

Fair Value Measurements

The Company measures cash equivalents, marketable securities and warrant liabilities at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets and liabilities that can be accessed at the measurement date

Level 2 -	inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly

Level 3 -	unobservable inputs

The Company’s Level 2 valuations of marketable securities are generally based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity.

The fair value of the Company’s liability for warrants issued in connection with the 2010 Offering (see Note 10) is determined using the Black-Scholes model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. As some of these inputs are unobservable, and require significant analysis and judgment to measure, these variables are classified as Level 3.

The Company does not measure cash, prepayments, accounts payable, accrued liabilities and notes payable at fair value, as their carrying amounts approximated the fair value as of December 31, 2011 and 2010.

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

Accounting for Notes Payable

The accounting for certain fees and expenses related to the Loan Agreement (see Note 8) is as follows. The facility fee is being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. Additionally, the fair value of the warrants issued in connection with the Loan Agreement have been recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The final payment is being accreted as interest expense over the term of the loan using the effective interest method. The legal fees are being accounted for as deferred debt issuance costs within assets on the Company’s balance sheet and are being amortized as other income (expense) over the term of the loan using the effective interest method.

Accounting for Equity Financings

The accounting for the initial and second closing of the sale of $10.0 million and $5.0 million of units, respectively, in the Private Placement (see Note 10), and subsequent revaluations of the related financial instruments, required fair values to be established at different dates, either individually or in aggregate, for the four primary components of the Private Placement: (a) the Series A convertible preferred stock, (b) the warrants to purchase common stock, (c) the option for the investors to participate in the second closing (the “Second Closing Option”), and (d) the option for the investors to participate in the common equity closing (the “Common Equity Closing Option”). The Option-Pricing Method, which utilizes the Black-Scholes model, was selected to determine these fair values, which were calculated as a series of call options on the potential enterprise value of the Company at different valuation points at which the claims of the different stakeholder groups on the enterprise value would change. The results of the Black-Scholes model were affected by the Company’s stock price, as well as assumptions regarding a number of highly subjective variables. These variables included the expected term of the financial instruments and the Company’s expected stock price volatility, risk-free interest rate and dividend rate over the expected term. On June 30, 2010, the Company completed the third and final closing of the Private Placement. In conjunction with this common equity closing, each of the outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement were converted into shares of common stock.

In October 2010, the Company completed the 2010 Offering (see Note 10), in which the Company sold its common stock and warrants to purchase its common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value each period end, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive income (loss).

Revenue Recognition

Revenue arrangements with multiple deliverables are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification, Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). Under ASC 605-25, revenue arrangements with multiple deliverables are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer. Consideration is allocated among the separate units of accounting based on their respective fair value, and the applicable revenue recognition is applied to each of the separate units.

Non-refundable fees where the Company has no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, non-refundable fees are deferred and recognized ratably over the projected performance period.

Milestone payments from license or collaboration agreements which are substantive and at risk at the time the agreement is executed are recognized upon completion of the applicable milestone event. Royalty revenues, if any, will be recognized based on reported product sales by third-party licensees. Research funding from any future agreement will be recognized as the related research services are performed.

Research and Development

All research and development costs, including those funded by third parties, are expensed as incurred. Research and development expense consists primarily of clinical trial costs, which include payments for work performed by contract research organizations (“CROs”), clinical trial sites, labs and other clinical service providers, and for drug packaging, storage and distribution; drug manufacturing costs, which include costs for stability and other testing; personnel costs for related permanent and temporary employees; and payments under license agreements.

Clinical Trial Accounting

The Company records accruals for estimated clinical trial costs, which include payments for work performed by CROs and participating clinical trial sites. These costs are generally a significant component of research and development expense. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed as incurred, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if the Company has incomplete or inaccurate information, the clinical trial accruals may not be accurate. The difference between accrued expenses based on the Company’s estimates and actual expenses have not been significant to date.

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

Foreign Currency

Transactions that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates as of each balance sheet date, with gains or losses on foreign exchange recognized in other income (expense) in the statements of operations and comprehensive income (loss).

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

The following table represents the shares of common stock potentially issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2011	2010	2009
Outstanding securities not included in calculations:
Convertible preferred stock, as-if converted	—	—	7,246
Warrants to purchase common stock	9,034	8,648	7,353
Options to purchase common stock	5,099	1,065	1,068

Total securities excluded from calculation	14,133	9,713	15,667

4. License and Collaboration Agreements

Biogen Idec and Millennium

In August 2004, the Company entered into a collaboration agreement with Biogen Idec MA, Inc. (“Biogen Idec”) to discover, develop and commercialize small molecule inhibitors of Raf kinase and up to five additional targets that play a role in oncology and immunology indications or in the regulation of the human immune system (the “Original Biogen Idec Agreement”). In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. In mid-2009, the Company received and recognized a $1.5 million milestone for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

On March 31, 2011, as part of a series of agreements among the Company, Biogen Idec and Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, (“Millennium”), the Company entered into: (a) an amended and restated collaboration agreement with Biogen Idec (the “Restated Biogen Idec Agreement”), which amended and restated the Original Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology; (b) a license agreement with Millennium (the “Millennium Agreement”) under which the Company granted exclusive licenses to products against two oncology targets under the Original Biogen Idec Agreement, consisting of Raf kinase and one other identified target, under substantially the same terms as under the Original Biogen Idec Agreement; and (c) a termination and transition agreement among the Company, Biogen Idec and Millennium (the “Termination and Transition Agreement”), which provided, among other matters, for a $4.0 million, non-refundable, upfront payment from Millennium to the Company for the Millennium Agreement and termination of the Original Biogen Idec Agreement.

Under the Restated Biogen Idec Agreement, the Company no longer has research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Original Biogen Idec Agreement (other than the licenses transferred to Millennium under the Millennium Agreement) remain in effect. The Company may in the future receive up to $60.0 million in pre-commercialization milestone payments related to the development of the first two indications for licensed products against the specified immunology target, of which $9.2 million is related to development milestones and $50.8 million is related to regulatory milestones. The Company is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Biogen Idec is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

Under the Millennium Agreement, the Company exclusively licensed to Millennium products against the Raf kinase target and one other identified target, under substantially the same terms as under the Original Biogen Idec Agreement. The Company may in the future receive up to $59.3 million in pre-commercialization milestone payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets. For each of the two targets, $8.5 million of potential payments are related to development milestones, and $50.8 million of potential payments are related to regulatory milestones. The Company is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Millennium is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

The Termination and Transition Agreement provided for: (a) termination of Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than a preclinical kinase inhibitor program involved in immunology, (b) the permitted assignment to Millennium of all related Company collaboration assets and rights to Raf kinase and one additional undisclosed kinase inhibitor program in oncology, and (c) the payment of $4.0 million upfront from Millennium to the Company. As the upfront amount is non-refundable and the Company has no continuing performance obligations under this agreement, or either of the two other agreements entered into on the same date, the $4.0 million was recorded as revenue in March 2011.

SARcode

In March 2006, the Company licensed its LFA-1 patents and related know-how to SARcode Bioscience, Inc. (“SARcode”), a privately-held biopharmaceutical company. In March 2009, the license agreement was terminated and SARcode paid the Company $2.0 million in cash for this intellectual property, which was recorded as revenue in April 2009. In August 2011, SARcode repaid three promissory notes that had been issued to the Company upon entering into the original license agreement. The total amount received was $1.2 million, which comprised the aggregate principal value of the three notes of $1.0 million, plus $0.2 million of accrued interest, which the Company recorded as revenue and interest income, respectively, upon receipt.

5. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less (in thousands):

December 31, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,156	$—	$—	$7,156
U.S. corporate debt obligations	Level 2	16,619	5	(1)	16,623
U.S. commercial paper	Level 2	14,556	18	—	14,574
Foreign government obligations	Level 2	3,607	1	—	3,608
Foreign corporate debt obligations	Level 2	1,476	—	(3)	1,473

Total available-for-sale securities		43,414	24	(4)	43,434
Less: amounts classified as cash equivalents		8,632	—	(2)	8,630

Amounts classified as marketable securities		$34,782	$24	$(2)	$34,804

December 31, 2010	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,037	$—	$—	$14,037
U.S. corporate debt obligations	Level 2	20,114	—	(21)	20,093
U.S. commercial paper	Level 2	16,986	7	—	16,993
Foreign government obligations	Level 2	2,087	—	(1)	2,086

Total available-for-sale securities		53,224	7	(22)	53,209
Less: amounts classified as cash equivalents		14,036	—	—	14,036

Amounts classified as marketable securities		$39,188	$7	$(22)	$39,173

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2011, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

December 31, 2011	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$(1)	$5,946
Foreign government obligations	—	488
Foreign corporate debt obligations	(3)	1,473

Total available-for-sale securities in an unrealized loss position	$(4)	$7,907

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the years ended December 31, 2011, 2010 and 2009.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering (see Note 10):

	December 31, 2011	December 31, 2010
Inputs and assumptions:
Fair market value of Company’s common stock	$1.17	$3.12
Exercise price	$2.52	$2.52
Expected term (years)	3.8	4.8
Expected volatility	98.9%	87.6%
Risk-free interest rate	0.5%	1.9%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$0.62	$2.22
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,679	3,679

Total estimated fair value of outstanding warrants (in thousands)	$2,276	$8,154

The warrants have been classified as a derivative liability in the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million, which was estimated using the Black-Scholes model. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive income (loss).

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement. The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant Liability
Balance as of December 31, 2009	—
Initial fair value of warrant liability	4,490
Change in fair value of warrant liability included in other income (expense)	3,664

Balance as of December 31, 2010	$8,154
Change in fair value of warrant liability included in other income (expense)	(5,878)

Balance as of December 31, 2011	$2,276

6. Property and Equipment

Property and equipment is recorded at cost and consisted of the following as of December 31 of the periods presented (in thousands):

	2011	2010
Computer equipment and software	$598	$1,063
Furniture and office equipment	326	472
Laboratory equipment	44	44
Leasehold improvements	376	376

	1,344	1,955
Less accumulated depreciation and amortization	(1,270)	(1,839)

Net property and equipment	$74	$116

7. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2011	2010
Accrued outside services	$1,209	$1,079
Accrued professional services	358	292
Other accruals	238	9

Total other accrued liabilities	$1,805	$1,380

8. Notes Payable

On October 18, 2011, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, “the Lenders”) under which the Company may borrow up to $25.0 million in two tranches (the “Loan Facility”). The first tranche of $10.0 million was funded upon closing of the transaction on October 18, 2011. Subject to the Company’s continued compliance with the terms and conditions of the Loan Facility, the second tranche of $15.0 million may be drawn at the Company’s option between June 30, 2012 and September 30, 2012, contingent upon the recommendation by the Data and Safety Monitoring Board (the “DSMB”) following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial.

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

The facility fee is being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet and is being amortized as interest expense over the term of the loan using the effective interest method. The final payment is being accreted as interest expense over the term of the loan using the effective interest method. The legal fees are being accounted for as deferred debt issuance costs within assets on the Company’s balance sheet and are being amortized as other income (expense) over the term of the loan using the effective interest method.

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

The fair value of the warrants issued was approximately $0.4 million and was estimated using a Black-Scholes valuation model with the following assumptions: fair value of common stock at issuance of $1.38; risk-free interest rate of 1.07% based upon observed risk-free interest rates appropriate for the expected term of the warrants; expected volatility of 88.9% based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry; expected term of five years, which is the contractual life of the warrants; and a dividend yield of 0%. The fair value of the warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. As of December 31, 2011, the warrants remained outstanding and exercisable.

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

Future payments as of December 31, 2011 are as follows (in thousands):

Year ending December 31,
2012	$895
2013	3,674
2014	4,229
2015	3,524

Total minimum payments	12,322
Less amount representing interest	2,322
Notes payable, gross	10,000

Unamortized discount on notes payable	(575)
Accretion of the final payment	28

Notes payable, balance	9,453
Current portion of notes payable	—

Non-current portion notes payable	$9,453

The Company recorded interest expense related to the loan of $0.3 million and zero for the years ended December 31, 2011 and 2010, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 13.1%.

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2011 relate to the lease of 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in December 2006 and expires in April 2013, subject to the Company’s option to extend the lease through February 2014. The operating lease agreement provides for increasing monthly rent payment over the lease term.

Aggregate non-cancelable future minimum rental payments under operating leases are as follows (in thousands):

Year Ended December 31:	Payments
2012	$405
2013	135

Total rental payments	$540

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.4 million, $0.5 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Deferred rent balances in the Company’s balance sheet represent the difference between actual rent payments and straight-line rent expense.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were no shares of preferred stock outstanding as of December 31, 2011 and 2010.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors.

Controlled Equity Offerings

In January 2010, the Company entered into its first controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time with Cantor acting as agent and/or principal. Under this facility, the Company sold an aggregate of 2,645,008 shares of common stock in the year ended December 31, 2010, at an average price of $5.67 per share for gross proceeds of $15.0 million. Net proceeds were $14.2 million after deducting Cantor’s commission and costs to set up the facility. No further shares of common stock can be issued under this facility.

In April 2010, the Company entered into a second controlled equity offering sales agreement with Cantor, pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. In the year ended December 31, 2011, the Company sold an aggregate of 1,302,383 shares of common stock at an average price of approximately $2.93 per share for gross proceeds of $3.8 million and net proceeds of $3.7 million, after deducting Cantor’s commission. Through December 31, 2011, the Company had sold an aggregate of 4,383,283 shares of common stock under this facility at an average price of approximately $4.10 per share for gross proceeds of $18.0 million and net proceeds of $17.4 million, after deducting Cantor’s commission. As of December 31, 2011, $2.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

In August 2011, the Company entered into a third controlled equity offering sales agreement with Cantor, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. As of December 31, 2011, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

2010 Offering

In October 2010, the Company completed an underwritten offering, pursuant to which the Company issued an aggregate of 7,357,610 shares of common stock and warrants to purchase 3,678,798 shares of common stock, for aggregate gross proceeds of $15.5 million (the “2010 Offering”). Net proceeds from the sale were $14.2 million, after deducting the underwriting discount and offering expenses. The warrants have an exercise price of $2.52 per share, and expire five years from the date of issuance.

The warrants have been classified as a derivative liability in the Company’s balance sheet due to potential cash settlement of the warrants on terms, which do not include a cash limit, and upon the occurrence of certain transactions, as specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million, which was estimated using the Black-Scholes model. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive income (loss). As of December 31, 2011 and 2010, the fair value of the warrants was $2.3 million and $8.2 million, respectively.

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

The initial closing of $10.0 million of units of the Private Placement was completed in April 2009, and the second closing of $5.0 million of units was completed in October 2009. The warrants have an exercise price of $1.32 per share and a term of seven years from the date of issuance. The net proceeds from the initial closing were $8.8 million, and net proceeds from the second closing were $4.7 million. In the initial closing, the Company issued 483,081 shares of Series A convertible preferred stock, which were initially convertible into 4,830,901 shares of common stock and warrants to purchase an aggregate of 4,830,901 shares of common stock. In the second closing, the Company issued 241,537 shares of Series A preferred stock, which were initially convertible into 2,415,438 shares of common stock, and warrants to purchase 2,415,438 shares of common stock.

Warrants for an aggregate of 2,321,050 and 333,166 shares of common stock were net exercised during the years ended December 31, 2010 and 2009, respectively, resulting in the issuance of 1,764,322 shares and 244,908 shares of common stock, respectively. As of December 31, 2011, warrants issued under the Private Placement for the purchase of 4,592,123 shares of common stock were outstanding.

In June 2010, the Company completed the third and final closing of the Private Placement, issuing 17,272,716 shares of common stock to the investors at a purchase price of $1.65 per share, for gross proceeds of $28.5 million and net proceeds of $26.7 million. In conjunction with this common equity closing, each of the outstanding shares of Series A convertible preferred stock issued in the initial and second closings of the Private Placement were converted into 10 shares of common stock, and as a result, an additional 7,246,339 shares of common stock were issued on June 30, 2010.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors.

During the year ended December 31, 2011, options to purchase 4,165,000 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2011, there were 942,409 shares available for future grants under the 2011 Plan.

Employee Stock Purchase Plan

On March 15, 2011, the Company’s Board of Directors adopted, and on June 3, 2011, the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). The 2011 ESPP is intended as the successor to the Company's 2005 Employee Stock Purchase Plan, which was terminated on June 3, 2011.

The 2011 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2011 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. The initial offering under the 2011 ESPP commenced on June 13, 2011 and will end on May 31, 2012, unless terminated earlier.

The Company initially reserved a total of 500,000 shares of common stock for issuance under the 2011 ESPP. The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors.

A total of 60,470 shares were issued under the 2011 ESPP during the year ended December 31, 2011. As of December 31, 2011, 439,530 shares were available for future issuance under the ESPP.

Warrants

As of December 31, 2011, the following warrants to purchase shares of the Company’s common stock were outstanding (in thousands, except per share amounts):

Date Issued	Shares	Exercise Price Per Share	Expiration
March 2006	363	$37.26	March 2013
August 2005	14	$54.60	August 2015
April 2009 (see Note 10)	2,876	$1.32	April 2016
October 2009 (see Note 10)	1,716	$1.32	October 2016
October 2010 (see Note 10)	3,679	$2.52	October 2015
October 2011 (see Note 8)	386	$1.30	October 2016

Total warrants outstanding	9,034

Reserved Shares

As of December 31, 2011, the Company’s shares of common stock reserved for future issuance were as follows (in thousands):

	Shares Available for Future Grant	Outstanding Securities	Total Shares Reserved
Warrants	—	9,034	9,034
Stock option plans	943	5,099	6,042
Employee stock purchase plan	439	—	439

Total reserved shares of common stock	1,382	14,133	15,515

11. Stock-Based Compensation

Overview

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, reduced for estimated forfeitures, and is recorded on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, based on historical option cancellation information, and revised in subsequent periods if actual forfeitures differ from those estimates. The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Year ended December 31,
	2011	2010	2009
Research and development	$630	$300	$227
General and administrative	739	570	1,084

Employee stock-based compensation expense	1,369	870	1,311
Non-employee stock-based compensation expense	19	7	29

Total stock-based compensation expense	$1,388	$877	$1,340

Fair Value of Awards

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes model, which is impacted by the Company’s stock price, as well as assumptions regarding a number of highly subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average and total estimated grant date fair values of employee stock options granted during the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	Stock Option Plans
Assumptions:
Expected term (years)	5.5	4.5	4.5
Expected volatility	85.0%	90.4%	86.7%
Risk-free interest rate	1.9%	1.7%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$1.42	$2.10	$1.86
Options granted to employees (in thousands)	4,179	58	675

Total estimated grant date fair value (in thousands)	$5,915	$121	$1,254

The estimated fair value of stock options that vested in the years ended December 31, 2011, 2010 and 2009, was $1.4 million, $0.8 million and $1.2 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock, as well as that for a mature peer group of companies in the same industry. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	775	$20.66
Options granted	684	$2.82
Options exercised	(1)	$8.64
Options canceled, forfeited or expired	(390)	$19.06

Outstanding as of December 31, 2009	1,068	$9.83
Options granted	64	$3.06
Options exercised	(1)	$2.94
Options canceled, forfeited or expired	(66)	$13.55

Outstanding as of December 31, 2010	1,065	$9.19
Options granted	4,209	$2.03
Options canceled, forfeited or expired	(175)	$2.63

Outstanding as of December 31, 2011	5,099	$3.51	8.84	$—

Vested and expected to vest as of December 31, 2011	4,607	$3.67	8.77	$—
Exercisable as of December 31, 2011	1,317	$7.59	7.18	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2011.

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was zero, $3,000 and $1,000, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $5.3 million as of December 31, 2011, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 3.3 years.

12. Restructuring

In the first quarter of 2009, the Company recorded a restructuring charge of $0.6 million for employee severance and related benefit costs related to a restructuring plan initiated in March 2009. The severance payments were made in the second quarter of 2009, and other personnel-related expenses such as employee benefits were paid over the remainder of 2009. These charges are included in “Restructuring charges” in the Company’s statement of operations and comprehensive income (loss) for the year ended December 31, 2009.

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

13. Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax at statutory rate	$(6,848)	$(8,359)	$(13,677)
Current year net operating losses and temporary differences for which no tax benefit is recognized	8,549	6,973	6,341
Non-cash expense (credit) related to financings	(1,995)	1,246	7,146
Other permanent differences	294	140	190

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Federal and state net operating loss carry-forwards	$104,757	$95,547
Federal and state research credit carry-forwards	10,515	9,660
Capitalized research costs	5,177	5,098
Stock-based compensation and other	2,018	1,808
Property and equipment	162	183

Gross deferred tax assets	122,629	112,296
Valuation allowance	(122,629)	(112,296)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $10.3 million, $8.9 million and $7.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had federal net operating loss carry-forwards of $278.2 million and federal research and development tax credit carry-forwards of $6.5 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2011, the Company had state net operating loss carry-forwards of $169.3 million, which begin to expire in 2012, and state research and development tax credit carry-forwards of $5.9 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2011 and 2010, the Company had no unrecognized tax positions.

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

14. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company's officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2011.

15. Selected Quarterly Financial Data (unaudited, and in thousands, except per share amounts)

	Three Months Ended
	Mar. 31, 2011	June 30, 2011	Sep. 30, 2011	Dec. 31, 2011	Mar. 31, 2010	June 30, 2010	Sep. 30, 2010	Dec. 31, 2010
Revenue	$4,000	$—	$1,000	$—	$13	$14	$—	$6
Net loss	$1,840	$(8,227)	$(5,014)	$(8,740)	$(4,648)	$(4,784)	$(5,084)	$(10,071)
Basic and diluted net income (loss) attributable to common stockholders per common share	$0.04	$(0.18)	$(0.11)	$(0.19)	$(0.65)	$(0.44)	$(0.14)	$(0.23)
Shares used in computing net income (loss) attributable to common stockholders per common share:
Basic	45,894	46,295	46,714	46,733	7,142	10,912	36,970	43,879
Diluted	47,866	46,295	46,714	46,733	7,142	10,912	36,970	43,879

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2011, our internal control over financial reporting was effective at the reasonable assurance level.

The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2011, and certain information included therein is incorporated herein by reference.

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

Code of Business Conduct & Ethics

We have adopted a Code of Business Conduct & Ethics which applies to all of our directors, officers and employees. A copy of our Code of Business Conduct & Ethics can be found on our website, www.sunesis.com, in the section titled “Investors & Media” under the subsection titled “Corporate Governance.” Information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct & Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct & Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011:

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	5,099,447	(2)	$3.51	1,381,939	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—

Total	5,099,447		$3.51	1,381,939

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.

(2)	Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. No participant in the ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year.

(3)	Includes (i) 942,409 shares of common stock available for issuance under our 2011 Plan and (ii) 439,530 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

SUNESIS PHARMACEUTICALS, INC.

By:	/S/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development
and Finance, Chief Financial Officer

POWER OF ATTORNEY KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel N. Swisher, Jr. and Eric H. Bjerkholt, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D. James W. Young, Ph.D.	Chairman of the Board	March 14, 2012

/S/ DANIEL N. SWISHER, JR. Daniel N. Swisher, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012

/S/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Executive Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012

/S/ MATTHEW K. FUST Matthew K. Fust	Director	March 14, 2012

/S/ EDWARD HURWITZ Edward Hurwitz	Director	March 14, 2012

/S/ STEVEN B. KETCHUM PH. D Steven B. Ketchum, Ph. D.	Director	March 14, 2012

Signature	Title	Date

/S/ HELEN S. KIM Helen S. Kim	Director	March 14, 2012

/S/ DAYTON MISFELDT Dayton Misfeldt	Director	March 14, 2012

/S/ HOMER L. PEARCE, PH.D. HOMER L. PEARCE, PH.D.	Director	March 14, 2012

/S/ DAVID C. STUMP, M.D. David C. Stump, M.D.	Director	March 14, 2012

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007
3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007
3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009
3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009
3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.
4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011
4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009
10.1*	1998 Stock Plan and Form of Stock Option Agreement	S-1/A	333-121646	10.1	1/27/2005
10.2*	2001 Stock Plan and Form of Stock Option Agreement	S-1	333-121646	10.2	12/23/2004
10.3*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009
10.4*	Employee Stock Purchase Plan and Enrollment Form	10-Q	000-51531	10.4	11/9/2006
10.5*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004
10.6	Warrant, dated June 11, 2003, issued to General Electric Capital Corporation	S-1	333-121646	10.21	12/23/2004
10.7	Warrant, dated June 21, 2004, issued to General Electric Capital Corporation and Amendment No. 1 thereto, dated December 16, 2004	S-1/A	333-121646	10.22	4/29/2005

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8†	License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005
10.9	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC	S-1/A	333-121646	10.40	9/1/2005
10.10	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC	S-1/A	333-121646	10.41	9/1/2005
10.11	Warrant, dated August 25, 2005, issued to Oxford Finance Corporation	S-1/A	333-121646	10.42	9/1/2005
10.12	Warrant, dated September 9, 2005, issued to General Electric Capital Corporation	10-K	000-51531	10.16	3/29/2011
10.13*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009
10.14	Common Stock and Warrant Purchase Agreement, dated as of March 17, 2006, among the Registrant and the investors listed on the signature pages thereto	8-K	000-51531	10.44	3/22/2006
10.15	Registration Rights Agreement, dated as of March 17, 2006, among the Registrant and the investors listed on the signature pages thereto	8-K	000-51531	10.45	3/22/2006
10.16	Form of Warrant	8-K	000-51531	10.46	3/22/2006
10.17†	Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.47	3/17/2008
10.18*	Consulting Agreement, dated August 17, 2006, by and between the Registrant and Homer L. Pearce, Ph. D.	10-Q	000-51531	10.49	5/9/2007
10.19*	Consulting Agreement, dated September 2, 2006, by and between the Registrant and David C. Stump, M. D.	10-Q	000-51531	10.50	5/9/2007
10.20*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007
10.21*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr.	10-K	000-51531	10.44	4/3/2009
10.22*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt	10-K	000-51531	10.45	4/3/2009

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008
10.24*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008
10.25	Summary of Non-Employee Director Cash Compensation Arrangements	10-Q	000-51531	10.2	8/13/2010
10.26	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009
10.27	Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of June 29, 2009, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	7/2/2009
10.28	Second Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of October 27, 2009, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.66	11/2/2009
10.29	Third Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of January 19, 2010, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.67	1/21/2010
10.30	Fourth Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of March 29, 2010, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	4/2/2010
10.31	Sales Agreement, dated April 29, 2010, between the Registrant and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	4/29/2010
10.32*	Sunesis Pharmaceuticals, Inc. 2011 Bonus Program	8-K	000-51531	10.1	2/18/2011
10.33	Underwriting Agreement, dated September 30, 2010, by and between the Registrant and Cowen and Company LLC	8-K	000-51531	1.1	10/1/2010
10.34	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010
10.35	Master Services Agreement, dated November 3, 2003, by and between the Registrant and AAI Developmental Services Inc.	10-K	000-51531	10.49	3/29/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36	First Amendment to Master Services Agreement, dated September 11, 2006, by and between the Registrant and AAIPharma Inc.	10-K	000-51531	10.50	3/29/2011
10.37	Second Amendment to Master Services Agreement, dated May 2, 2008, by and between the Registrant and AAIPharma Inc.	10-K	000-51531	10.51	3/29/2011
10.38	Third Amendment to Master Services Agreement, dated November 3, 2009, by and between the Registrant and AAIPharma Services Corp.	10-K	000-51531	10.52	3/29/2011
10.39	Master Services Agreement, dated January 1, 2010, by and between the Registrant and Albany Molecular Research, Inc.	10-K	000-51531	10.53	3/29/2011
10.40	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited	10-K	000-51531	10.54	3/29/2011
10.41	Master Services Agreement, dated August 26, 2004, by and between the Registrant and Quintiles, Inc.	10-Q	000-51531	10.2	5/12/2011
10.42	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011
10.43	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen Idec MA Inc.	10-Q/A	000-51531	10.4	6/30/2011
10.44	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011
10.45	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen Idec MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011
10.46*	Sunesis Pharmaceuticals, Inc. 2011 Equity Incentive Plan	S-8	333-174732	99.1	6/6/2011
10.47*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011
10.48	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011
10.49	Loan and Security Agreement among Sunesis Pharmaceuticals, Inc., Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.1	10/19/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.50	Warrant to Purchase Stock issued to Oxford Finance LLC, dated as of October 18, 2011	8-K	000-51531	10.2	10/19/2011
10.51	Warrant to Purchase Stock issued to Silicon Valley Bank, dated as of October 18, 2011	8-K	000-51531	10.3	10/19/2011
10.52	Warrant to Purchase Stock issued to Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.4	10/19/2011
10.53	Fifth Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of February 2, 2012, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	2/3/2012
10.54*	Letter Agreement, dated February 2, 2012, by and between Sunesis Pharmaceuticals, Inc. and Steven B. Ketchum	8-K	000-51531	10.2	2/3/2012
10.55*	Offer Letter, dated January 31, 2012, by and between Sunesis Pharmaceuticals, Inc. and Adam R. Craig					X
10.56*	Executive Severance Benefits Agreement, dated January 31, 2012, by and between Sunesis Pharmaceuticals, Inc. and Adam R. Craig					X
10.57*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan					X
10.58*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan					X
21.1	Subsidiaries of the Registrant	10-K	000-51531	21.1	3/17/2008
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney					(included on Signature page	)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document					(1)
101.SCH	XBRL Taxonomy Extension Schema Document					(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

*	Management contract, compensatory plan or arrangement.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act.