Form 10-Q
period 2012-03-31
SUNESIS PHARMACEUTICALS INC
filed 2012-05-15
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 46,924,232 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2012.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,282	$9,311
Marketable securities	29,594	34,804
Prepaids and other current assets	1,855	1,550

Total current assets	36,731	45,665
Property and equipment, net	66	74
Deposits and other assets	118	130

Total assets	$36,915	$45,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$869	$658
Accrued clinical expense	2,564	2,370
Accrued compensation	580	1,274
Other accrued liabilities	1,513	1,805
Current portion of notes payable	50	—
Warrant liability	7,155	2,276

Total current liabilities	12,731	8,383
Non-current portion of notes payable	9,496	9,453
Non-current portion of deferred rent	3	13
Commitments
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	429,742	429,142
Accumulated other comprehensive income	8	19
Accumulated deficit	(415,070)	(401,146)

Total stockholders’ equity	14,685	28,020

Total liabilities and stockholders’ equity	$36,915	$45,869

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Revenue:
License and other revenue	$—	$4,000

Total revenues	—	4,000
Operating expenses:
Research and development	6,646	4,070
General and administrative	2,189	2,014

Total operating expenses	8,835	6,084

Loss from operations	(8,835)	(2,084)
Interest expense	(315)	—
Other income (expense), net	(4,774)	3,924

Net income (loss)	(13,924)	1,840
Unrealized gain (loss) on available-for-sale securities	(11)	12

Comprehensive income (loss)	$(13,935)	$1,852

Net income (loss) per common share:

Net income (loss)	$(13,924)	$1,840
Shares used in computing net income (loss) per common share:
Basic	46,793	45,894
Diluted	46,793	47,866
Net income (loss) per common share:
Basic	$(0.30)	$0.04

Diluted	$(0.30)	$0.04

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(13,924)	$1,840
Adjustments to reconcile income (loss) to net cash used in operating activities:
Stock-based compensation expense	568	255
Depreciation and amortization	8	23
Amortization of debt discount and debt issuance costs	66	—
Change in fair value of warrant liability	4,879	(3,615)
Foreign exchange gain on marketable securities	(38)	(144)
Other non-cash items	—	(46)
Changes in operating assets and liabilities:
Accounts receivable	—	(4,000)
Prepaids and other assets	(302)	(309)
Accounts payable	211	200
Accrued clinical expense	194	25
Accrued compensation	(694)	(520)
Other accrued liabilities	(266)	(424)

Net cash used in operating activities	(9,298)	(6,715)

Cash flows from investing activities
Purchases of property and equipment	—	(12)
Purchases of marketable securities	(8,691)	(16,529)
Proceeds from maturities of marketable securities	13,928	16,856

Net cash provided by investing activities	5,237	315

Cash flows from financing activities
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	2,091
Proceeds from exercise of stock options and employee stock purchase plans	32	—

Net cash provided by financing activities	32	2,091

Net decrease in cash and cash equivalents	(4,029)	(4,309)
Cash and cash equivalents at beginning of period	9,311	14,223

Cash and cash equivalents at end of period	$5,282	$9,914

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2012, had cash, cash equivalents and marketable securities totaling $34.9 million and an accumulated deficit of $415.1 million.

While the Company believes that it currently has access to resources to fund its operations until the unblinding of the VALOR trial, including if a sample size adjustment occurs, the Company may need to raise additional capital if the costs of the trial exceed the Company’s current estimates or unblinding does not occur within the currently anticipated timeframe. The Company will need to raise substantial additional capital to complete development and the potential commercialization of vosaroxin.

The Company expects to finance its future cash needs primarily through equity issuances, the potential sale of revenue participation rights, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Concentrations of Credit Risk

In accordance with its investment policy, the Company invests cash that is not currently being used for operational purposes. The policy allows for the purchase of low risk debt securities issued by: (a) the United States and certain European governments and government agencies, and (b) very highly rated banks and corporations, denominated in U.S. dollars, Euros or British pounds, subject to certain concentration limits. The policy limits maturities of securities purchased to no longer than 18 months and the weighted average maturity of the portfolio to nine months. Management believes these guidelines ensure both the safety and liquidity of any investment portfolio the Company may hold.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. Management has determined that the Company operates as a single reportable segment. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2011 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of March 31, 2012, held investments denominated in Euros with an aggregate fair value of $4.6 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of comprehensive income (loss).

Fair Value Measurements

The Company measures cash equivalents, marketable securities and warrant liabilities at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets and liabilities that can be accessed at the measurement date.

Level 2 -	inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3 -	unobservable inputs.

The Company’s Level 2 valuations of marketable securities are generally based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity.

The fair value of the Company’s liability for warrants issued in connection with an underwritten offering completed in October 2010 is determined using the Black-Scholes model, which requires inputs such as the expected term of the warrants, share price volatility, expected dividend yield and risk-free interest rate. As some of these inputs are unobservable, and require significant analysis and judgment to measure, these variables are classified as Level 3.

The Company does not measure cash, prepayments, accounts payable, accrued liabilities and notes payable at fair value, as their carrying amounts approximated their fair value as of March 31, 2012 and December 31, 2011.

3. Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method for options and warrants to purchase common stock.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Numerator:
Net income (loss)	$(13,924)	$1,840
Denominator:
Weighted-average common shares outstanding – basic	46,793	45,894
Dilutive effect of warrants	—	1,968
Dilutive effect of options	—	4

Weighted-average common shares outstanding – diluted	46,793	47,866

Net income (loss) per common share:
Basic	$(0.30)	$0.04
Diluted	$(0.30)	$0.04

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of March 31,
	2012	2011
Outstanding securities not included in calculations:
Warrants to purchase common stock	11,034	4,055
Options to purchase common stock	6,832	1,042

	17,866	5,097

4. Royalty Agreement

On March 29, 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, under which RPI may acquire a revenue participation right (the “Revenue Participation Right”), for $25.0 million. RPI will be obligated to purchase the Revenue Participation Right if, following the interim efficacy analysis of data from the VALOR trial, the independent data and safety monitoring board (“DSMB”), recommends that the Company undertake a one-time 225 patient increase in sample size for the VALOR trial, or terminates the VALOR trial for efficacy, and the Company follows such recommendation. If the DSMB recommends that the Company continue the VALOR trial with the planned sample size of 450 patients, RPI will have the option to purchase the Revenue Participation Right following unblinding of the VALOR trial.

The applicable Revenue Participation Right payments are determined as follows: (a) if the DSMB recommends a stop for efficacy at the interim analysis, 3.6% of net sales; (b) if RPI exercises its option following continuation of the VALOR trial as planned, 3.6% of net sales; or (c) if the DSMB recommends a one-time increase in enrollment of the VALOR trial at the interim analysis, 6.75% of net sales. Revenue Participation Right payments will be made to RPI on a product-by-product and country-by-country basis world-wide through the later of: (i) the expiration of the last to expire of certain specifically identified patents, (ii) 10 years from the date of first commercial sale of such product in such country; or (iii) the expiration of all applicable periods of data, market or other regulatory exclusivity in such country with respect to such product.

In conjunction with the entry into the Royalty Agreement, the Company issued two five-year warrants to RPI, each to purchase 1,000,000 shares of the Company’s common stock, at exercise prices of $3.48 and $4.64 per share, respectively. RPI has the right to exercise the warrants only if the DSMB recommends that the Company expands enrollment of the VALOR trial, and the Company follows such recommendation. If the DSMB issues any other recommendation, the warrants will terminate.

If, following the purchase of the Revenue Participation Right by RPI, the Company fails to make payments due to RPI under the Royalty Agreement in a timely manner, RPI may require the Company to repurchase the Revenue Participation Right. Additionally, as collateral for these payments, the Company agreed to grant RPI a security interest in certain of the Company’s assets, including the Company’s intellectual property related to vosaroxin. The security interest will be granted at the time of any purchase of the Revenue Participation Right but may only be perfected following first product approval in any country or territory. The security interest will be released upon the satisfaction of certain conditions specified in the Agreement. In connection with the entry into the Royalty

Agreement, the Company amended its Loan and Security Agreement, dated October 18, 2011 (the “Loan Agreement”), with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Lenders”) (see Note 5), to permit the grant of the security interest to RPI, and to concurrently grant to the Lenders a security interest in the same assets, which may also be perfected following the first product approval in any country or territory, to secure our obligations under the Loan Agreement. The Lenders will retain a senior position to the RPI security interest for so long as any indebtedness under the Loan Agreement remains outstanding.

RPI may terminate the Royalty Agreement without purchasing the Revenue Participation Right if the interim analysis of the VALOR trial is not completed by the end of 2012 or if the DSMB does not issue its recommendation by such date. In addition, the Royalty Agreement will terminate automatically if the DSMB recommends that the Company terminate the VALOR trial for futility. If RPI purchases the Revenue Participation Right, the Royalty Agreement will automatically terminate after all payment obligations to RPI have been satisfied.

5. Notes Payable

On October 18, 2011, the Company entered into the Loan Agreement with the Lenders, under which the Company may borrow up to $25.0 million in two tranches (the “Loan Facility”). The first tranche of $10.0 million was funded upon closing of the transaction on October 18, 2011. Subject to the Company’s continued compliance with the terms and conditions of the Loan Facility, the second tranche of $15.0 million may be drawn at the Company’s option between June 30, 2012 and September 30, 2012, contingent upon the recommendation by the DSMB following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial.

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

In accordance with the terms of the Loan Agreement, the Company agreed to issue five-year warrants to the Lenders upon each drawdown to purchase shares of common stock in an amount equal to 5.0% of the amount drawn at such tranche, divided by the exercise price per share, which is determined in each case to be the lower of the 10-day average closing share price prior to the drawdown or the closing price per share the day prior to the drawdown. As a result of the drawdown of the first tranche of $10.0 million, the Company issued warrants to purchase 386,100 shares of its common stock at an exercise price of $1.30 per share. These warrants are immediately exercisable, may be exercised on a cashless basis, and will expire on October 18, 2016. As of March 31, 2012, the warrants remained outstanding and exercisable.

Future minimum payments under the Loan agreement as of March 31, 2012 were as follows (in thousands):

Period ending December 31,
2012	$671
2013	3,674
2014	4,229
2015	3,524

Total minimum payments	12,098
Less amount representing interest	2,098

Notes payable, gross	10,000
Unamortized discount on notes payable	(517)
Accretion of the final payment	63

Notes payable, balance	9,546
Current portion of notes payable	(50)

Non-current portion of notes payable	$9,496

The Company recorded interest expense related to the loan of $0.3 million and zero for the three months ended March 31, 2012 and 2011, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 13.1%.

6. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$4,989	$—	$—	$4,989
U.S. corporate debt obligations	Level 2	12,380	5	(1)	12,384
U.S. commercial paper	Level 2	12,562	10	—	12,572
Foreign government obligations	Level 2	501	—	—	501
Foreign corporate debt obligations	Level 2	4,143	—	(6)	4,137

Total available-for-sale securities		34,575	15	(7)	34,583
Less: amounts classified as cash equivalents		4,989	—	—	4,989

Amounts classified as marketable securities		$29,586	$15	$(7)	$29,594

December 31, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,156	$—	$—	$7,156
U.S. corporate debt obligations	Level 2	16,619	5	(1)	16,623
U.S. commercial paper	Level 2	14,556	18	—	14,574
Foreign government obligations	Level 2	3,607	1	—	3,608
Foreign corporate debt obligations	Level 2	1,476	—	(3)	1,473

Total available-for-sale securities		43,414	24	(4)	43,434
Less: amounts classified as cash equivalents		8,632	—	(2)	8,630

Amounts classified as marketable securities		$34,782	$24	$(2)	$34,804

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of March 31, 2012, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

March 31, 2012	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$(7)	$11,462

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the three months ended March 31, 2012 and 2011.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten offering completed in October 2010:

	March 31, 2012	December 31, 2011
Inputs and assumptions:
Fair market value of Company’s common stock	$2.87	$1.17
Exercise price	$2.52	$2.52
Expected term (years)	3.5	3.8
Expected volatility	99.9%	98.9%
Risk-free interest rate	0.7%	0.5%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$1.94	$0.62
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,679	3,679

Total estimated fair value of outstanding warrants (in thousands)	$7,155	$2,276

The warrants have been classified as a derivative liability in the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million, which was estimated using the Black-Scholes model. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of comprehensive income (loss).

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

Warrant Liability
Balance as of December 31, 2010	8,154
Change in fair value of warrant liability included in other income (expense)	(5,878)

Balance as of December 31, 2011	$2,276
Change in fair value of warrant liability included in other income (expense)	4,879

Balance as of March 31, 2012	$7,155

7. Stockholders’ Equity

Controlled Equity Offerings

In April 2010, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. In the three months ended March 31, 2012, the Company sold an aggregate of 88,500 shares of common stock at an average price of approximately $3.08 per share for gross and net proceeds of $0.3 million, after deducting Cantor’s commission, which were received in April 2012. Through March 31, 2012, the Company had sold an aggregate of 4,471,783 shares of common stock under this facility at an average price of approximately $4.08 per share for gross proceeds of $18.3 million and net proceeds of $17.7 million, after deducting Cantor’s commission. As of March 31, 2012, $1.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

In August 2011, the Company entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. As of March 31, 2012, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

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

	Three months ended March 31,
	2012	2011
Research and development	$226	$84
General and administrative	317	167

Employee stock-based compensation expense	543	251
Non-employee stock-based compensation expense	25	4

Total stock-based compensation expense	$568	$255

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 14, 2012.

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

The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. We expect to enroll 450 evaluable patients in the VALOR trial at more than 110 study sites in the U.S., Canada, Europe, Australia and New Zealand. The trial is designed to have a 90% probability of detecting a 40% difference in overall survival, and includes a single pre-specified interim analysis by the independent Data and Safety Monitoring Board, or DSMB, which is expected to occur in the third quarter of 2012. The DSMB will examine pre-specified efficacy and safety data sets and decide whether to: (i) stop the trial early for efficacy or for futility; (ii) continue the study to its planned unblinding, which is expected in mid-2013; or (iii) recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to maintain adequate statistical power across a range of clinically meaningful and statistically significant outcomes. In this event, trial unblinding would be expected in early 2014. In December 2011, we announced that the DSMB had completed a planned periodic safety review and recommended that the trial continue as planned without changes to study conduct.

We are also completing data analysis in preparation for database lock for two fully-enrolled clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and (b) a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dose schedules of vosaroxin.

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

We own worldwide development and commercialization rights to vosaroxin. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which provides for 10 years of marketing exclusivity in all member countries of the European Union following product approval in Europe. In 2009, vosaroxin received orphan drug designation for the treatment of AML from the U.S. Food and Drug Administration, or FDA. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. During the first quarter of 2012, we were granted the following key patents for vosaroxin:

•

In February 2012, the U.S. Patent and Trademark Office, or USPTO, granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•	In March 2012, the USPTO granted us a patent covering certain compositions related to vosaroxin, which is due to expire in 2030. Corresponding patent applications are pending internationally.

Recent Financial History

On March 29, 2012, we entered into a Revenue Participation Agreement, or the Royalty Agreement, with RPI Finance Trust, or RPI, an entity related to Royalty Pharma, under which RPI may acquire a revenue participation right, or the Revenue Participation Right, for $25.0 million. RPI will be obligated to purchase the Revenue Participation Right if, following the interim efficacy analysis of data from the VALOR trial, the DSMB recommends that we undertake a one-time 225 patient increase in sample size for the VALOR trial or terminate the VALOR trial for efficacy, and we follow such recommendation. If the DSMB recommends that we continue the VALOR trial with the planned sample size of 450 patients, RPI will have the option to purchase the Revenue Participation Right following unblinding of the VALOR trial. The applicable Revenue Participation Right payments are determined as follows: (a) if the DSMB recommends a stop for efficacy at the interim analysis, 3.6% of net sales; (b) if RPI exercises its option following continuation of the VALOR trial as planned, 3.6% of net sales; or (c) if the DSMB recommends a one-time increase in enrollment of the VALOR trial at the interim analysis, 6.75% of net sales. Revenue Participation Right payments will be made to RPI on a product-by-product and country-by-country basis world-wide through the later of: (i) the expiration of the last to expire of certain specifically identified patents, (ii) 10 years from the date of first commercial sale of such product in such country; or (iii) the expiration of all applicable periods of data, market or other regulatory exclusivity in such country with respect to such product.

In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock, at exercise prices of $3.48 and $4.64 per share, respectively. RPI has the right to exercise the warrants only if the DSMB recommends that we expand enrollment of the VALOR trial, and we follow such recommendation. If the DSMB issues any other recommendation, the warrants will terminate.

If, following the purchase of the Revenue Participation Right by RPI, we fail to make payments due to RPI under the Royalty Agreement in a timely manner, RPI may require us to repurchase the Revenue Participation Right. Additionally, as collateral for these payments, we agreed to grant RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin. The security interest will be granted at the time of any purchase of the Revenue Participation Right but may only be perfected following first product approval in any country or territory. The security interest will be released upon the satisfaction of certain conditions specified in the Agreement. In connection with the entry into the Royalty Agreement, we amended our Loan and Security Agreement, dated October 18, 2011, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or, collectively, the Lenders, to permit the grant of the security interest to RPI, and to concurrently grant to the Lenders a security interest in the same assets, which may also be perfected following the first product approval in any country or territory, to secure our obligations under the Loan Agreement. The Lenders will retain a senior position to the RPI security interest for so long as any indebtedness under the Loan Agreement remains outstanding.

RPI may terminate the Royalty Agreement without purchasing the Revenue Participation Right if the interim analysis of the VALOR trial is not completed by the end of 2012 or if the DSMB does not issue its recommendation by such date. In addition, the Royalty Agreement will terminate automatically if the DSMB recommends that the we terminate the VALOR trial for futility. If RPI purchases the Revenue Participation Right, the Royalty Agreement will automatically terminate after all payment obligations to RPI have been satisfied.

In the three months ended March 31, 2012, we sold an aggregate of 88,500 shares of common stock through our controlled equity offering sales agreements with Cantor Fitzgerald & Co., or Cantor, at an average price of approximately $3.08 per share, for gross and net proceeds of $0.3 million. As of March 31, 2012, $1.7 million of common stock remained available to be sold under the controlled equity offering sales agreement we entered into with Cantor in April 2010, subject to certain conditions as specified in the agreement. As of March 31, 2012, no sales had been made under the controlled equity offering sales agreement we entered into with Cantor in August 2011, and $20.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

We have incurred significant losses in each year since our inception. As of March 31, 2012, we had cash, cash equivalents and marketable securities of $34.9 million and an accumulated deficit of $415.1 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

Capital Requirements

While we believe that we currently have access to resources to fund our operations until the unblinding of the VALOR trial, including if a sample size adjustment occurs, we may need to raise additional capital if the costs of the trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe. We will need to raise substantial additional capital to complete development and the potential commercialization of vosaroxin.

We expect to finance our future cash needs primarily through equity issuances, the potential sale of revenue participation rights, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2012 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of Revenues

We have not generated, and do not expect to generate in the foreseeable future, any revenue from sales of commercial products.

License and other revenue

In March 2011, we entered into three agreements as part of a series of agreements among Biogen Idec MA Inc., or Biogen Idec, Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, and ourselves:

•

A license agreement with Millennium, or the Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology that were previously a part of our August 2004 collaboration agreement with Biogen Idec, or the Original Biogen Idec Agreement. Under this agreement, we may in the future receive up to $59.3 million in pre-commercialization milestone payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets, and royalty payments depending on future product sales. The Millennium Agreement also provides us with future co-development and co-promotion rights. In September 2011, we announced that Millennium had initiated a Phase 1 clinical study of an oral investigative drug selective for pan-Raf kinase inhibition, MLN2480, which was licensed to them under the Millennium Agreement.

•

An amendment and restatement of the Original Biogen Idec Agreement, or the Restated Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Under this agreement we are eligible to receive up to $60.0 million in pre-commercialization milestone payments related to the development of the first two indications for licensed products against the specified immunology target, and royalty payments depending on future product sales. We also retain future co-development and co-promotion rights.

•	A termination and transition agreement with Biogen Idec and Millennium, which included a provision for an upfront, non-refundable payment of $4.0 million to us, which we received in April 2011.

We cannot predict whether we will receive any milestone or royalty payments from these agreements in the foreseeable future, or at all.

Overview of Operating Expenses

Research and Development expense. Research and development expense consists primarily of clinical trial costs, which include: payments for work performed by our contract research organizations, clinical trial sites, labs and other clinical service providers and for drug packaging, storage and distribution; drug manufacturing costs, which include costs for producing drug substance and drug product, and for stability and other testing; personnel costs for related permanent and temporary employees; other outside services and consulting costs; and payments under license agreements. We expense all research and development costs as they are incurred.

We are currently focused on the development of vosaroxin for the treatment of AML. Based on results of translational research, our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense.

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

Results of Operations

Revenue

Total revenue was nil for the three months ended March 31, 2012, as compared to $4.0 million for the same period in 2011. Revenue in the 2011 period was due to the upfront payment of $4.0 million to us for the termination of the Original Biogen Idec Agreement and the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, which occurred in March 2011. We expect revenue to be lower in 2012 than in 2011.

Research and Development Expense

Research and development expense was $6.6 million for the three months ended March 31, 2012, as compared to $4.1 million for the same period in 2011, substantially all relating to the vosaroxin development program. The increase between the periods was primarily due to increases of $1.2 million in clinical trial expenses, $0.8 million in outside services and consulting costs, and $0.5 million in personnel expenses, as a result of the ramp-up of the VALOR trial. We expect research and development expense to be higher in 2012 than in 2011 as we continue to conduct further clinical and related development of vosaroxin.

General and Administrative Expense

General and administrative expense was $2.2 million for the three months ended March 31, 2012, as compared to $2.0 million for the same period in 2011. The increase between the periods was primarily due to higher non-cash stock-based compensation expenses.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2012, as compared to nil for the same period in 2011. The interest expense in the 2012 period was due to our entry into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or the Lenders, in October 2011.

Other Income (Expense), Net

Net other expense was $4.8 million for the three months ended March 31, 2012, as compared to net other income of $3.9 million for the same period in 2011. Net other expense for the 2012 period was primarily comprised of a non-cash expense of $4.9 million for the revaluation of warrants issued in the October 2010 underwritten offering, or the 2010 Offering, to their fair value as of the end of the period. Net other income for the 2011 period was primarily comprised of a non-cash credit of $3.6 million for the revaluation of these warrants to their fair value as of the end of the period and net foreign exchange gains of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners, and from research grants.

Our cash, cash equivalents and marketable securities totaled $34.9 million as of March 31, 2012, as compared to $44.1 million as of December 31, 2011. The decrease of $9.2 million was primarily due to net cash used in operating activities.

On March 29, 2012, we entered into a Royalty Agreement with RPI, under which RPI may acquire a Revenue Participation Right for $25.0 million. RPI will be obligated to purchase the Revenue Participation Right if, following the interim efficacy analysis of data from the VALOR trial, the DSMB recommends that we undertake a one-time 225 patient increase in sample size for the VALOR trial or terminate the VALOR trial for efficacy. If the DSMB recommends that we continue the VALOR trial with the planned sample size of 450 patients, RPI will have the option to purchase the Revenue Participation Right following unblinding of the VALOR trial.

On October 18, 2011, we entered into the Loan Agreement with the Lenders, under which we may borrow up to $25.0 million in two tranches. The first tranche of $10.0 million was funded at closing. The second tranche of $15.0 million may be drawn at our option between June 30, 2012 and September 30, 2012, subject to our continued compliance with the Loan Agreement and contingent upon recommendation by the DSMB following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial.

In April 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. Cantor is entitled to a 3.0% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. In the three months ended March 31, 2012, we sold an aggregate of 88,500 shares of common stock at an average price of approximately $3.08 per share for gross and net proceeds of $0.3 million, after deducting Cantor’s commission, which were received in April 2012. As of March 31, 2012, $1.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

In August 2011, we entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of March 31, 2012, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $9.3 million for the three months ended March 31, 2012, as compared to $6.7 million for the same period in 2011. Net cash used in the 2012 period resulted primarily from the net loss of $13.9 million and net adjustments for non-cash items of $5.5 million (including an expense of $4.9 million for the revaluation of warrants issued in the 2010 Offering and $0.6 million of stock-based compensation), partially offset by changes in operating assets and liabilities of $0.9 million, primarily as a result of a decrease in accrued compensation. Net cash used in the 2011 period resulted primarily from net income of $1.8 million, offset by changes in operating assets and liabilities of $5.0 million (including a $4.0 million increase in accounts receivable, and reductions of $0.5 million in accrued compensation and $0.4 million in other accrued liabilities) and net adjustments for non-cash items of $3.5 million (including a $3.6 million credit for the revaluation of warrants issued in the 2010 Offering).

Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2012, as compared to $0.3 million for the same period in 2011. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $32,000 for the three months ended March 31, 2012, as compared to $2.1 million for the same period in 2011. Net cash provided in the 2011 period was from sales of our common stock through Cantor.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

While we believe that we currently have access to resources to fund our operations until the unblinding of the VALOR trial, including if a sample size adjustment occurs, we may need to raise additional capital if the costs of the trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe.

Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, the potential sale of revenue participation rights, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There were no material changes in our contractual obligations in the three months ended March 31, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than scheduled payments through March 31, 2012. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Form 10-K for a description of contractual obligations as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.*

We believe that with $34.9 million in cash and investments as of March 31, 2012, we currently have access to resources to fund our operations until the unblinding of the VALOR trial, including if a sample size adjustment occurs. To the extent that the costs of the VALOR trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

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

•

the need for additional or expanded clinical trials (including in particular the potential expansion of the number of patients included in the VALOR trial based on the pre-specified interim analysis of data from the trial by the DSMB);

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

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, the potential sale of revenue participation rights, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010 were $13.9 million, $20.1 million and $24.6 million, respectively. As of March 31, 2012, we had an accumulated deficit of $415.1 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. On March 31, 2011, the only remaining collaboration agreement, which was with Biogen Idec, was amended and restated to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Concurrently, we entered into a license agreement with Millennium, under which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology. While we are entitled to certain milestone and royalty payments under each of the Restated Biogen Idec Agreement and Millennium Agreement, we cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all. Similarly, although we entered into the Royalty Agreement to sell the Revenue Participation Right to RPI for $25.0 million, RPI will be obligated to purchase the Revenue Participation Right only if, following the interim efficacy analysis of data from the VALOR trial, the DSMB recommends that we undertake a one-time 225 patient increase in sample size for the VALOR trial or terminate the VALOR trial for efficacy, and we follow such recommendation. We do not know whether the DSMB will make such recommendations, and we may elect not to follow such recommendations if they are made. If the DSMB recommends that we continue the VALOR trial with the planned sample size of 450 patients, RPI will have the option to purchase the Revenue Participation Right following the unblinding of the VALOR trial, which RPI may elect not to exercise even if the DSMB makes such recommendation. Accordingly, we cannot predict whether we will receive any payment under the Royalty Agreement.

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

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin active pharmaceutical ingredient, or API, and finished drug product, or FDP, to supply us with our vosaroxin API and FDP and the placebo used in the VALOR trial. If we fail to obtain sufficient quantities of these materials, the VALOR trial and the development of vosaroxin could be halted or significantly delayed. In addition, we have previously identified product impurities in the vosaroxin API that negatively impact FDP quality. Processes improvements have been implemented to minimize these impurities, however there is no assurance they will not occur in the future.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP and the placebo product used in the VALOR trial. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers for both API and FDP.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials. New lots of API and FDP may need to be manufactured and released to support our VALOR trial, and for stability assessments required for regulatory approval. There can be no assurance that we will be able to obtain a sufficient supply of vosaroxin API and FDP to supply our VALOR trial at the anticipated rate of enrollment or to continue the trial without interruption. Prior to approval for commercial sale, we will need to manufacture registration batches of API and FDP, which will be accompanied by process validation studies. Process validation studies are conducted at risk prior to FDA review and approval. If the results of these process validation studies do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

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

The composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.*

The vosaroxin composition of matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In November 2010, the USPTO granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple EPC member states. These patents are due to expire in 2025. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which is due to expire in 2025 in multiple European Patent Convention, or EPC, member states. In June 2011, the USPTO granted us a similar patent, which is due to expire in 2026. In August 2011, the USPTO granted us a patent covering methods of use for vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a two year patent term adjustment, which extends its term through 2026. In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. In March 2012, the USPTO granted us a patent covering certain compositions related to vosaroxin, which is due to expire in 2030. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement could also further erode the profitability of this product.

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

Raising funds through lending arrangements or revenue participation agreements may restrict our operations or produce other adverse results.*

Our Loan Agreement with the Lenders contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this loan and security agreement, we granted a perfected first priority security interest in substantially all of our assets, other than intellectual property assets, to the Lenders. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the Lender’s lien on our assets, as determined by the lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

In addition if RPI purchases the Revenue Participation Right, we would be required to pay RPI a specified percentage of any net sales of vosaroxin. If we fail to make payments due to RPI under the Royalty Agreement in a timely manner, RPI may require us to repurchase the Revenue Particiation Right. As collateral for these payments, we agreed to grant RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin, at the time of the purchase of the Revenue Participation Right. If granted, the security interest would be granted at the time of RPI’s purchase of the Revenue Participation Right, but could only be perfected following the first product approval in any country or territory. The security interest could later be released upon the satisfaction of certain conditions. The Lenders under the Loan Agreement also have a security interest in the same assets in which RPI may be granted a security interest, which may also be perfected following the first product approval in any country or territory. The security interest to the Lenders would be senior to RPI for so long as any indebtedness under the Loan Agreement remains outstanding.

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

In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $4.6 million as of March 31, 2012. Of this amount, $0.5 million was invested in securities backed by the government of Germany, and $4.1 million was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and growing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on our investments in European sovereign debt.

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

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin in any jurisdiction. None of our collaboration or licensing partners have had a product resulting from our collaboration enter clinical trials. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the three months ended March 31, 2012, our common stock traded as low as $1.17 and as high as $3.17, and in 2011, traded as low as $1.01 and as high as $3.21. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of vosaroxin or our future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	clinical and regulatory developments with respect to potential competitive products;

•	failure to maintain compliance with the covenants in our Loan Agreement;

•	introduction of new products by our competitors;

•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;

•	market acceptance of vosaroxin or our future products, if any;

•	announcements relating to our arrangements with Biogen Idec, Millennium or RPI;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of vosaroxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

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

We have been out of compliance with the minimum bid price requirement in the past, and as mentioned above, the price of our common stock can be volatile; accordingly, there can be no assurance that we will continue to meet the minimum $1.00 bid price requirement or the other NASDAQ continued listing requirements in the future, and we may be subject to delisting as a result. If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

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

Our executive officers and directors and their affiliates beneficially owned approximately 36.8% of our outstanding capital stock as of March 31, 2012, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, under the terms of our Loan Agreement with the Lenders, we are precluded from paying cash dividends without the prior written consent of the lenders. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 15, 2012	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

10.1	Fifth Agreement Regarding Private Placement of Securities, dated February 2, 2012, by and among the Registrant and the persons and entities identified on the signature pages thereto	8-K	000-51531	10.1	2/3/2012

10.2*	Letter Agreement, dated February 2, 2012, by and between the Registrant and Steven B. Ketchum	8-K	000-51531	10.2	2/3/2012

10.3*	Offer Letter, dated January 31, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.55	3/14/2012

10.4*	Executive Severance Benefits Agreements, dated January 31, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.56	3/14/2012

10.5*	Sunesis Pharmaceuticals, Inc. 2012 Bonus Plan	8-K	000-51531	10.1	3/28/2012

10.6†	Revenue Participation Agreement, dated March 29, 2012, by and between the Registrant and RPI Finance Trust					X

10.7	First Amendment to Loan and Security Agreement among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated March 29, 2012					X

10.8†	Form of Warrant, dated March 29, 2012, issued to RPI Financial Trust					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act	X

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act are deemed not filed for purposes of section 18 of the Exchange Act.