Form 10-Q
period 2012-06-30
SUNESIS PHARMACEUTICALS INC
filed 2012-08-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant had 47,104,974 shares of common stock, $0.0001 par value per share, outstanding as of July 31, 2012.

SUNESIS PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,743	$9,311
Marketable securities	17,531	34,804
Prepaids and other current assets	1,602	1,550

Total current assets	30,876	45,665
Property and equipment, net	58	74
Deposits and other assets	108	130

Total assets	$31,042	$45,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393	$658
Accrued clinical expense	3,982	2,370
Accrued compensation	780	1,274
Other accrued liabilities	2,749	1,805
Current portion of notes payable	900	—
Warrant liability	6,402	2,276

Total current liabilities	15,206	8,383
Non-current portion of notes payable	8,737	9,453
Non-current portion of deferred rent	—	13
Commitments
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	430,748	429,142
Accumulated other comprehensive income (loss)	(5)	19
Accumulated deficit	(423,649)	(401,146)

Total stockholders’ equity	7,099	28,020

Total liabilities and stockholders’ equity	$31,042	$45,869

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$1,500	$—	$1,500	$4,000

Total revenues	1,500	—	1,500	4,000
Operating expenses:
Research and development	8,072	5,950	14,718	10,020
General and administrative	2,182	1,975	4,371	3,989

Total operating expenses	10,254	7,925	19,089	14,009

Loss from operations	(8,754)	(7,925)	(17,589)	(10,009)
Interest expense	(316)	—	(631)	—
Other income (expense), net	491	(302)	(4,283)	3,622

Net loss	(8,579)	(8,227)	(22,503)	(6,387)
Unrealized gain (loss) on available-for-sale securities	(13)	21	(24)	33

Comprehensive loss	$(8,592)	$(8,206)	$(22,527)	$(6,354)

Shares used in computing net loss per common share:
Basic	46,953	46,295	46,873	46,095
Diluted	47,286	46,295	46,873	46,095
Net loss per common share:
Basic	$(0.18)	$(0.18)	$(0.48)	$(0.14)
Diluted	$(0.20)	$(0.18)	$(0.48)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net loss	$(22,503)	$(6,387)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,145	344
Depreciation and amortization	16	38
Amortization of debt discount and debt issuance costs	138	—
Change in fair value of warrant liability	4,126	(3,241)
Foreign exchange loss (gain) on marketable securities	151	(240)
Changes in operating assets and liabilities:
Prepaids and other assets	(53)	(154)
Accounts payable	(265)	(87)
Accrued clinical expense	1,612	827
Accrued compensation	(494)	(255)
Other accrued liabilities	1,000	277

Net cash used in operating activities	(15,127)	(8,878)

Cash flows from investing activities
Purchases of property and equipment	—	(16)
Purchases of marketable securities	(9,325)	(28,168)
Proceeds from maturities of marketable securities	26,423	26,356

Net cash provided by (used in) investing activities	17,098	(1,828)

Cash flows from financing activities
Proceeds from issuance of common stock through controlled equity offering facilities, net	272	4,053
Proceeds from exercise of warrants, stock options and stock purchase rights	189	4

Net cash provided by financing activities	461	4,057

Net increase (decrease) in cash and cash equivalents	2,432	(6,649)
Cash and cash equivalents at beginning of period	9,311	14,223

Cash and cash equivalents at end of period	$11,743	$7,574

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2012, had cash, cash equivalents and marketable securities totaling $29.3 million and an accumulated deficit of $423.6 million.

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

Concentrations of Credit Risk

In accordance with its investment policy, the Company invests cash that is not currently being used for operational purposes. The policy allows for the purchase of low risk debt securities issued by: (a) the United States and certain European governments and government agencies, and (b) highly rated banks and corporations, denominated in U.S. dollars, Euros or British pounds, subject to certain concentration limits. The policy limits maturities of securities purchased to no longer than 18 months and the weighted average maturity of the portfolio to nine months. Management believes these guidelines ensure both the safety and liquidity of any investment portfolio the Company may hold.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of June 30, 2012, held investments denominated in Euros with an aggregate fair value of $3.9 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive income (loss).

Fair Value Measurements

The Company measures cash equivalents, marketable securities and warrant liabilities at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1 — quoted prices (unadjusted) in active markets for identical assets and liabilities that can be accessed at the measurement date.

Level 2 — inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3 — unobservable inputs.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities and notes payable at fair value, as their carrying amounts approximated their fair value as of June 30, 2012 and December 31, 2011.

3. Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing (a) net loss, less any anti-dilutive amounts recorded during the period for the change in the fair value of warrant liabilities, by (b) the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method for options and warrants to purchase common stock.

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss—basic	$(8,579)	$(8,227)	$(22,503)	$(6,387)
Adjustment for change in fair value of warrant liability	(753)	—	—	—

Net loss—diluted	$(9,332)	$(8,227)	$(22,503)	$(6,387)

Denominator:
Weighted-average common shares outstanding—basic	46,953	46,295	46,873	46,095
Dilutive effect of warrants	333	—	—	—

Weighted-average common shares outstanding—diluted	47,286	46,295	46,873	46,095

Net loss per common share:
Basic	$(0.18)	$(0.18)	$(0.48)	$(0.14)

Diluted	$(0.20)	$(0.18)	$(0.48)	$(0.14)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Warrants to purchase shares of common stock	7,355	8,648	11,025	8,648
Options to purchase shares of common stock	6,303	4,897	6,303	4,897

Outstanding securities not included in calculations	13,658	13,545	17,328	13,545

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

In conjunction with entering into the Royalty Agreement, the Company issued two five-year warrants to RPI, each to purchase 1,000,000 shares of the Company’s common stock, at exercise prices of $3.48 and $4.64 per share, respectively. RPI has the right to exercise the warrants only if the DSMB recommends that the Company expand enrollment of the VALOR trial, and the Company follows such recommendation. If the DSMB issues any other recommendation, the warrants will terminate.

If, following the purchase of the Revenue Participation Right by RPI, the Company fails to make payments due to RPI under the Royalty Agreement in a timely manner, RPI may require the Company to repurchase the Revenue Participation Right. Additionally, as collateral for these payments, the Company agreed to grant RPI a security interest in certain of the Company’s assets, including the Company’s intellectual property related to vosaroxin. The security interest will be granted at the time of any purchase of the Revenue Participation Right but may only be perfected following first product approval in any country or territory. The security interest will be released upon the satisfaction of certain conditions specified in the Agreement. In connection with entering into the Royalty Agreement, the Company amended its Loan and Security Agreement, dated October 18, 2011 (the “Loan Agreement”), with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Lenders”) (see Note 5), to permit the grant of the security interest to RPI, and to concurrently grant to the Lenders a security interest in the same assets, which may also be perfected following the first product approval in any country or territory, to secure the Company’s obligations under the Loan Agreement. The Lenders will retain a senior position to the RPI security interest for so long as any indebtedness under the Loan Agreement remains outstanding.

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

The interest rate for the first tranche is 8.95% per annum, and the interest rate for the second tranche will be fixed upon drawdown at a per annum rate equal to the greater of: (a) 8.95%, or (b) 8.61% plus the then effective three-month U.S. LIBOR rate. Payments under the Loan Agreement are monthly in arrears and interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest through the scheduled maturity date of October 1, 2015. In addition, a final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or such earlier date specified in the Loan Agreement. If the Company repays all or a portion of the loans prior to maturity, it will pay the Lenders a prepayment fee of between 1-3% of the principal amount prepaid.

In accordance with the terms of the Loan Agreement, the Company agreed to issue five-year warrants to the Lenders upon each drawdown to purchase shares of common stock in an amount equal to 5.0% of the amount drawn at such tranche, divided by the exercise price per share, which is determined in each case to be the lower of: (a) the 10-day average closing share price prior to the drawdown, or (b) the closing price per share the day prior to the drawdown. As a result of the drawdown of the first tranche of $10.0 million, the Company issued warrants to purchase 386,100 shares of its common stock at an exercise price of $1.30 per share. The warrants may be exercised on a cashless basis, and will expire on October 18, 2016. As of June 30, 2012, the warrants remained outstanding and exercisable.

Future minimum payments under the Loan agreement as of June 30, 2012 were as follows (in thousands):

Period ending December 31,
2012	$447
2013	3,674
2014	4,229
2015	3,524

Total minimum payments	11,874
Less: amount representing interest	(1,874)

Notes payable, gross	10,000
Unamortized discount on notes payable	(460)
Accretion of the final payment	97

Notes payable, balance	9,637
Current portion of notes payable	(900)

Non-current portion of notes payable	$8,737

The Company recorded interest expense related to the loan of $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively. The annual effective interest rate on the note payable, including the amortization of the debt discounts and accretion of the final payments, is 13.1%.

6. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$8,848	$—	$—	$8,848
U.S. corporate debt obligations	Level 2	7,587	—	—	7,587
U.S. commercial paper	Level 2	8,745	3	—	8,748
Foreign corporate debt obligations	Level 2	3,954	—	(8)	3,946

Total available-for-sale securities		29,134	3	(8)	29,129
Less: amounts classified as cash equivalents		11,597	1	—	11,598

Amounts classified as marketable securities		$17,537	$2	$(8)	$17,531

December 31, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,156	$—	$—	$7,156
U.S. corporate debt obligations	Level 2	16,619	5	(1)	16,623
U.S. commercial paper	Level 2	14,556	18	—	14,574
Foreign government obligations	Level 2	3,607	1	—	3,608
Foreign corporate debt obligations	Level 2	1,476	—	(3)	1,473

Total available-for-sale securities		43,414	24	(4)	43,434
Less: amounts classified as cash equivalents		8,632	—	(2)	8,630

Amounts classified as marketable securities		$34,782	$24	$(2)	$34,804

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of June 30, 2012, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

June 30, 2012	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$8	$3,946

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the six months ended June 30, 2012 and 2011.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten offering completed in October 2010:

	June 30, 2012	December 31, 2011
Inputs and assumptions:
Fair market value of Company’s common stock	$2.87	$1.17
Exercise price	$2.52	$2.52
Expected term (years)	3.3	3.8
Expected volatility	88.7%	98.9%
Risk-free interest rate	0.5%	0.5%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$1.74	$0.62
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,671	3,679

Total estimated fair value of outstanding warrants (in thousands)	$6,402	$2,276

The warrants have been classified as a derivative liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million, which was estimated using the Black-Scholes model. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements operations and of comprehensive income (loss).

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

Warrant Liability
Balance as of December 31, 2010	$8,154
Change in fair value of warrant liability	(5,878)

Balance as of December 31, 2011	2,276
Change in fair value of warrant liability	4,126

Balance as of June 30, 2012	$6,402

7. Stockholders’ Equity

Controlled Equity Offerings

In April 2010, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. In the six months ended June 30, 2012, the Company sold an aggregate of 88,500 shares of common stock at an average price of approximately $3.08 per share for gross and net proceeds of $0.3 million, after deducting Cantor’s commission. Through June 30, 2012, the Company had sold an aggregate of 4,471,783 shares of common stock under this facility at an average price of approximately $4.08 per share for gross proceeds of $18.3 million and net proceeds of $17.7 million, after deducting Cantor’s commission. As of June 30, 2012, $1.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

In August 2011, the Company entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from each sale. As of June 30, 2012, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development	$207	$65	$433	$139
General and administrative	353	67	670	198

Employee stock-based compensation expense	560	132	1,103	337
Non-employee stock-based compensation expense	17	3	42	7

Total stock-based compensation expense	$577	$135	$1,145	$344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2012 and results of operations for the three and six months ended June 30, 2012 and 2011 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 14, 2012.

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

The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine. We expect to enroll 450 evaluable patients in the VALOR trial at more than 110 study sites in the U.S., Canada, Europe, Australia and New Zealand. The trial is designed to have a 90% probability of detecting a 40% difference in overall survival, and includes a single pre-specified interim analysis by the independent Data and Safety Monitoring Board, or DSMB, which is expected to occur in September 2012. The DSMB will examine pre-specified efficacy and safety data sets and decide whether to: (i) stop the trial early for efficacy or for futility; (ii) continue the study to its planned unblinding, which is expected in mid-2013; or (iii) recommend a one-time sample size adjustment of 225 additional evaluable patients if deemed beneficial by the DSMB to maintain adequate statistical power across a range of clinically meaningful and statistically significant outcomes. In this event, trial unblinding would be expected in early 2014. In June 2012, we announced that the DSMB had completed a planned periodic safety review and recommended that the trial continue as planned without changes to study conduct.

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

In March 2012, patient dosing commenced in the LI-1 Trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LD Ara-C, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. In this Cardiff University sponsored trial, several treatments, including two regimens containing vosaroxin, will be evaluated in a randomized Phase 2 design with key endpoints including complete remission, 12-month survival, and overall survival. Treatment arms exhibiting promising results on the basis of these endpoints may continue to enroll in a Phase 3 portion of the trial with a primary endpoint of overall survival.

In June 2012, we received a pre-commercialization event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work under the Restated Biogen Idec Agreement.

We own worldwide development and commercialization rights to vosaroxin. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which provides for 10 years of marketing exclusivity in all member countries of the European Union following product approval in Europe. In 2009, vosaroxin received orphan drug designation for the treatment of AML from the U.S. Food and Drug Administration, or FDA. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. During the first half of 2012, we were granted the following key patents for vosaroxin:

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

Royalty Agreement

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

If, following the purchase of the Revenue Participation Right by RPI, we fail to make payments due to RPI under the Royalty Agreement in a timely manner, RPI may require us to repurchase the Revenue Participation Right. Additionally, as collateral for these payments, we agreed to grant RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin. The security interest will be granted at the time of any purchase of the Revenue Participation Right but may only be perfected following first product approval in any country or territory. The security interest will be released upon the satisfaction of certain conditions specified in the Agreement. In connection with entering into the Royalty Agreement, we amended our Loan and Security Agreement, dated October 18, 2011, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or, collectively, the Lenders, to permit the grant of the security interest to RPI, and to concurrently grant to the Lenders a security interest in the same assets, which may also be perfected following the first product approval in any country or territory, to secure our obligations under the Loan Agreement. The Lenders will retain a senior position to the RPI security interest for so long as any indebtedness under the Loan Agreement remains outstanding.

RPI may terminate the Royalty Agreement without purchasing the Revenue Participation Right if the interim analysis of the VALOR trial is not completed by the end of 2012 or if the DSMB does not issue its recommendation by such date. In addition, the Royalty Agreement will terminate automatically if the DSMB recommends that we terminate the VALOR trial for futility. If RPI purchases the Revenue Participation Right, the Royalty Agreement will automatically terminate after all payment obligations to RPI have been satisfied.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2012, we had cash, cash equivalents and marketable securities of $29.3 million and an accumulated deficit of $423.6 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2012 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

License and other revenue

In March 2011, we entered into three agreements as part of a series of agreements among Biogen Idec MA Inc., or Biogen Idec, Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, and ourselves:

•

A license agreement with Millennium, or the Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology that were previously a part of our August 2004 collaboration agreement with Biogen Idec, or the Original Biogen Idec Agreement. Under this agreement, we may in the future receive up to $59.3 million in pre-commercialization event-based payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets, and royalty payments depending on future product sales. The Millennium Agreement also provides us with future co-development and co-promotion rights. In September 2011, we announced that Millennium had initiated a Phase 1 clinical study of an oral investigative drug selective for pan-Raf kinase inhibition, MLN2480, which was licensed to them under the Millennium Agreement.

•

An amendment and restatement of the Original Biogen Idec Agreement, or the Restated Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. In June 2012, we announced that we had received a pre-commercialization event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work under this agreement. We are eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development of the first two indications for licensed products against the specified immunology target under the Restated Biogen Idec Agreement, and royalty payments depending on future product sales. We also retain future co-development and co-promotion rights.

•	A termination and transition agreement with Biogen Idec and Millennium, which included a provision for an upfront, non-refundable payment of $4.0 million to us, which we received in April 2011.

We cannot predict whether we will receive any additional pre-commercialization event-based or royalty payments from these agreements in the foreseeable future, or at all.

Overview of Operating Expenses

Research and Development expense. Research and development expense consists primarily of clinical trial costs, which include payments for work performed by our contract research organizations, clinical trial sites, labs and other clinical service providers and for drug packaging, storage and distribution; drug manufacturing costs, which include costs for producing drug substance and drug product, and for stability and other testing; personnel costs for related permanent and temporary employees; other outside services and consulting costs; and payments under license agreements. We expense all research and development costs as they are incurred.

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

Results of Operations

Revenue

Total revenue was $1.5 million for the three and six months ended June 30, 2012, as compared to nil and $4.0 million for the same periods in 2011. Revenue in the six months ended June 30, 2012 was due the receipt of a payment of $1.5 million from Biogen Idec in June 2012 for the advancement of pre-clinical work under the Restated Biogen Idec Agreement. Revenue in the six months ended June 30, 2011 was due to the upfront payment of $4.0 million to us for the termination of the Original Biogen Idec Agreement and the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, which occurred in March 2011. We expect revenue to be lower in 2012 than in 2011.

Research and Development Expense

Research and development expense was $8.1 million and $14.7 million for the three and six months ended June 30, 2012, as compared to $6.0 million and $10.0 million for the same periods in 2011, substantially all relating to the vosaroxin development program. The increase of $2.1 million between the comparable three month periods was primarily due to increases of $1.0 million in clinical trial expenses, $0.8 million in outside services and consulting costs, and $0.3 million in personnel costs, as a result of the ramp-up of the VALOR trial. The increase of $4.7 million between the comparable six month periods was primarily due to increases of $2.2 million in clinical trial expenses, $1.6 million in outside services and consulting costs, and $0.9 million in personnel costs. We expect research and development expense to be higher in 2012 than in 2011 as we continue the development of vosaroxin.

General and Administrative Expense

General and administrative expense was $2.2 million and $4.4 million for the three and six months ended June 30, 2012, as compared to $2.0 million and $4.0 million for the same periods in 2011. The increases of $0.2 million and $0.4 million between the comparable three and six month periods were primarily due to higher non-cash stock-based compensation expenses.

Interest Expense

Interest expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2012, as compared to nil for the same periods in 2011. The interest expense in the 2012 periods was due to our entering into the Loan Agreement with the Lenders in October 2011.

Other Income (Expense), Net

Net other income was $0.5 million for the three months ended June 30, 2012, as compared to net other expense of $0.3 million for the same period in 2011. Net other income for the 2012 period was primarily comprised of a non-cash credit of $0.7 million for the revaluation of warrants issued in the October 2010 underwritten offering, or the 2010 Offering, to their fair value as of June 30, 2012, partially offset by foreign exchange losses of $0.3 million. Net other expense for the comparable period in 2011 was primarily comprised of a non-cash expense of $0.4 million for the revaluation of these warrants.

Net other expense was $4.3 million for the six months ended June 30, 2012, as compared to net other income of $3.6 million for the same period in 2011. Net other expense for the six months ended June 30, 2012 was primarily comprised of non-cash expenses of $4.1 million for the revaluation of the warrants issued in the 2010 Offering to their fair value as of June 30, 2012 and foreign exchange losses of $0.2 million. Net other income for the comparable period in 2011 was primarily comprised of a non-cash credit of $3.2 million for the revaluation of these warrants and foreign exchange gains of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners, and from research grants.

Our cash, cash equivalents and marketable securities totaled $29.3 million as of June 30, 2012, as compared to $44.1 million as of December 31, 2011. The decrease of $14.8 million was primarily due to net cash used in operating activities.

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

On October 18, 2011, we entered into the Loan Agreement with the Lenders, under which we may borrow up to $25.0 million in two tranches. The first tranche of $10.0 million was funded at closing. The second tranche of $15.0 million may be drawn at our option on or before September 30, 2012, subject to our continued compliance with the Loan Agreement and contingent upon recommendation by the DSMB following the interim analysis of the VALOR trial to either: (a) discontinue the trial due to positive efficacy, or (b) continue the trial.

In April 2010, we entered into a controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. Cantor is entitled to a 3.0% commission rate of the gross sales price per share of any common stock sold through Cantor as agent under the sales agreement. In the six months ended June 30, 2012, we sold an aggregate of 88,500 shares of common stock at an average price of approximately $3.08 per share for gross and net proceeds of $0.3 million, after deducting Cantor’s commission. As of June 30, 2012, $1.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

In August 2011, we entered into an additional controlled equity offering sales agreement with Cantor, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal. As of June 30, 2012, no sales had been made under this facility, and $20.0 million of common stock remained available to be sold, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $15.1 million for the six months ended June 30, 2012, as compared to $8.9 million for the same period in 2011. Net cash used in the 2012 period resulted primarily from the net loss of $22.5 million, partially offset by net adjustments for non-cash items of $5.6 million (including expenses of $4.1 million for the revaluation of warrants issued in the 2010 Offering and $1.1 million of stock-based compensation), and changes in operating assets and liabilities of $1.8 million, primarily as a result of an increase in accrued clinical expenses related to the VALOR trial. Net cash used in the 2011 period resulted primarily from the net loss of $6.4 million and net adjustments for non-cash items of $3.1 million (including a net credit of $3.2 million related to the revaluation of warrants issued in the 2010 Offering), partially offset by changes in operating assets and liabilities of $0.6 million, primarily as a result of an increase in accrued clinical expenses.

Net cash provided by investing activities was $17.1 million for the six months ended June 30, 2012, as compared to $1.8 million used in investing activities in the same period in 2011. Net cash provided in the 2012 period consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in the 2011 period consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2012, as compared to $4.1 million for the same period in 2011. Net cash provided in both periods was primarily from sales of our common stock through Cantor.

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

Contractual Obligations

There were no material changes in our contractual obligations in the six months ended June 30, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than scheduled payments through June 30, 2012. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations in our Form 10-K for a description of contractual obligations as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.*

We believe that with $29.3 million in cash and investments as of June 30, 2012, we currently have access to resources to fund our operations until the unblinding of the VALOR trial, including if a sample size adjustment occurs. To the extent that the costs of the VALOR trial exceed our current estimates or unblinding does not occur within the currently anticipated timeframe and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell assets, or a combination of the above.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010 were $22.5 million, $20.1 million and $24.6 million, respectively. As of June 30, 2012, we had an accumulated deficit of $423.6 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. On March 31, 2011, the only remaining collaboration agreement, which was with Biogen Idec, was amended and restated to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Concurrently, we entered into a license agreement with Millennium, under which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology. While we are entitled to certain pre-commercialization event-based and royalty payments under each of the Restated Biogen Idec Agreement and Millennium Agreement, we cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all. Similarly, although we entered into the Royalty Agreement to sell the Revenue Participation Right to RPI for $25.0 million, RPI will be obligated to purchase the Revenue Participation Right only if, following the interim efficacy analysis of data from the VALOR trial, the DSMB recommends that we undertake a one-time 225 patient increase in sample size for the VALOR trial or terminate the VALOR trial for efficacy, and we follow such recommendation. We do not know whether the DSMB will make such recommendations, and we may elect not to follow such recommendations if they are made. If the DSMB recommends that we continue the VALOR trial with the planned sample size of 450 patients, RPI will have the option to purchase the Revenue Participation Right following the unblinding of the VALOR trial, which RPI may elect not to exercise even if the DSMB makes such recommendation. Accordingly, we cannot predict whether we will receive any payment under the Royalty Agreement.

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

Vosaroxin is vulnerable to the risks of failure inherent in the drug development process. We may need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the FDA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin active pharmaceutical ingredient, or API, and finished drug product, or FDP, to supply us with our vosaroxin API and FDP and the placebo used in the VALOR trial. If we fail to obtain sufficient quantities of these materials, the VALOR trial and the development of vosaroxin could be halted or significantly delayed. In addition, we have previously identified product impurities in the vosaroxin API that negatively impact FDP quality. Process improvements have been implemented to minimize these impurities, however there is no assurance they will not occur in the future.

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP and the placebo product used in the VALOR trial. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers for both API and FDP.

We currently rely on two contract manufacturers for the vosaroxin API. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP or placebo we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP by six to nine months. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API, FDP and placebo needs for the foreseeable future.

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

We rely on third-party distributors for the supply of cytarabine for our VALOR trial. Cytarabine has until recently been in short supply throughout the world, and there is no guarantee we can procure sufficient quantities to supply our VALOR trial.

The cytarabine used in our VALOR trial is procured from third-party distributors. Cytarabine has until recently been in short supply throughout the world. Additional procurement of cytarabine will be necessary to complete the VALOR trial if there is a sample size adjustment based on the pre-specified interim analysis by the DSMB. If we are unable to procure the necessary supplies to support our VALOR trial in a timely manner, the trial will be delayed. Any significant delay could seriously harm our business.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize vosaroxin.

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

The initial composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.*

The vosaroxin composition of matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In November 2010, the USPTO granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple EPC member states. These patents are due to expire in 2025. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which is due to expire in 2025 in multiple European Patent Convention, or EPC, member states. In June 2011, the USPTO granted us a similar patent, which is due to expire in 2026. In August 2011, the USPTO granted us a patent covering methods of use for vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a two year patent term adjustment, which extends its term through 2026. In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. In March 2012, the USPTO granted us a patent covering certain compositions related to vosaroxin, which is due to expire in 2030. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement could also further erode the profitability of this product.

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

In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $3.9 million as of June 30, 2012, all of which was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and growing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on our investments in European sovereign debt.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the six months ended June 30, 2012, our common stock traded as low as $1.17 and as high as $3.19, and in 2011, traded as low as $1.01 and as high as $3.21. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors and their affiliates beneficially owned approximately 36.7% of our outstanding capital stock as of June 30, 2012, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC. (Registrant)

Date: August 9, 2012	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document					(1)

101.SCH	XBRL Taxonomy Extension Schema Document					(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act are deemed not filed for purposes of section 18 of the Exchange Act.