Form 10-Q
period 2012-09-30
SUNESIS PHARMACEUTICALS INC
filed 2012-11-08
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 51,500,307 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2012.

SUNESIS PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$41,625	$9,311
Marketable securities	34,929	34,804
Prepaids and other current assets	1,657	1,550

Total current assets	78,211	45,665
Property and equipment, net	50	74
Deposits and other assets	106	130

Total assets	$78,367	$45,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,187	$658
Accrued clinical expense	4,663	2,370
Accrued compensation	1,077	1,274
Other accrued liabilities	1,510	1,805
Current portion of deferred revenue	7,956	—
Current portion of notes payable	4,356	—
Warrant liability	14,370	2,276

Total current liabilities	35,119	8,383
Non-current portion of deferred revenue	13,657	—
Non-current portion of notes payable	19,627	9,453
Non-current portion of deferred rent	—	13
Commitments
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	451,007	429,142
Accumulated other comprehensive income (loss)	(3)	19
Accumulated deficit	(441,045)	(401,146)

Total stockholders’ equity	9,964	28,020

Total liabilities and stockholders’ equity	$78,367	$45,869

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$265	$1,000	$1,765	$5,000

Total revenues	265	1,000	1,765	5,000
Operating expenses:
Research and development	6,878	6,217	21,596	16,237
General and administrative	2,331	2,155	6,702	6,144

Total operating expenses	9,209	8,372	28,298	22,381

Loss from operations	(8,944)	(7,372)	(26,533)	(17,381)
Interest expense	(385)	—	(1,016)	—
Other income (expense), net	(8,067)	2,358	(12,350)	5,980

Net loss	(17,396)	(5,014)	(39,899)	(11,401)
Unrealized gain (loss) on available-for-sale securities	2	2	(22)	35

Comprehensive loss	$(17,394)	$(5,012)	$(39,921)	$(11,366)

Basic and diluted loss per common share:
Net loss	$(17,396)	$(5,014)	$(39,899)	$(11,401)
Shares used in computing basic and diluted loss per common share	47,398	46,714	47,049	46,304

Basic and diluted loss per common share	$(0.37)	$(0.11)	$(0.85)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities
Net loss	$(39,899)	$(11,401)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	2,019	873
Depreciation and amortization	24	47
Amortization of debt discount and debt issuance costs	221	—
Increase (decrease) in fair value of warrant liability	12,276	(5,701)
Foreign exchange loss on marketable securities	34	179
Gain on sale of property and equipment	—	(33)
Changes in operating assets and liabilities:
Prepaids and other assets	(106)	(484)
Accounts payable	529	(89)
Accrued clinical expense	2,293	1,188
Accrued compensation	(197)	6
Other accrued liabilities	(188)	(151)
Deferred revenue	21,613	—

Net cash used in operating activities	(1,381)	(15,566)

Cash flows from investing activities
Purchases of property and equipment	—	(15)
Proceeds from sale of property and equipment	—	35
Purchases of marketable securities	(35,290)	(34,244)
Proceeds from maturities of marketable securities	35,109	43,404

Net cash (used in) provided by investing activities	(181)	9,180

Cash flows from financing activities
Proceeds from notes payable, net	14,982	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	15,252	4,053
Fair value of warrants issued in connection with royalty agreement	3,122	—
Proceeds from exercise of warrants, stock options and stock purchase rights	520	4

Net cash provided by financing activities	33,876	4,057

Net increase (decrease) in cash and cash equivalents	32,314	(2,329)
Cash and cash equivalents at beginning of period	9,311	14,223

Cash and cash equivalents at end of period	$41,625	$11,894

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2012, had cash, cash equivalents and marketable securities totaling $76.6 million and an accumulated deficit of $441.0 million.

The Company will need to raise substantial additional capital to complete the development of and potentially commercialize vosaroxin, and expects to finance its future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of September 30, 2012, held investments denominated in Euros with an aggregate fair value of $4.4 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive income (loss).

Fair Value Measurements

The Company measures cash equivalents, marketable securities and warrant liabilities at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1—quoted prices (unadjusted) in active markets for identical assets and liabilities that can be accessed at the measurement date.

Level 2—inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3—unobservable inputs.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of September 30, 2012 and December 31, 2011.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Warrants to purchase shares of common stock	11,087	8,648	11,087	8,648
Options to purchase shares of common stock	6,267	5,103	6,267	5,103

Outstanding securities not included in calculations	17,354	13,751	17,354	13,751

4. Royalty Agreement

On March 29, 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. On September 18, 2012, pursuant to the provisions of the Royalty Agreement, RPI made a $25.0 million cash payment to the Company in exchange for a revenue participation right (the “Revenue Participation Right”). The payment was triggered following the results of the interim efficacy analysis of data from the VALOR trial, where the independent Data and Safety Monitoring Board (“DSMB”) recommended that the Company undertake a one-time 225 patient increase in sample size for the VALOR trial. The Company is obliged to use its commercially reasonable efforts to complete the VALOR trial and to commercialize vosaroxin. Such efforts are expected to take several years to complete, and the cash payment received from RPI will be used to fund these efforts. Under no circumstances is the payment refundable, even if the drug is never commercialized.

Revenue Participation Right payments will be made to RPI when and if vosaroxin is commercialized, at a rate of 6.75% of net sales of vosaroxin, on a product-by-product and country-by-country basis world-wide through the later of: (a) the expiration of the last to expire of certain specifically identified patents, (b) 10 years from the date of first commercial sale of such product in such country; or (c) the expiration of all applicable periods of data, market or other regulatory exclusivity in such country with respect to such product.

In conjunction with entering into the Royalty Agreement, the Company issued two five-year warrants to RPI, each to purchase 1,000,000 shares of the Company’s common stock, at exercise prices of $3.48 and $4.64 per share, respectively. The warrants became exercisable following the DSMB’s recommendation to increase the sample size for the VALOR trial. The aggregate fair value of the two warrants as of March 29, 2012 was $3.1 million, and was estimated using the Black-Scholes valuation model with the following assumptions: (a) fair value of common stock at issuance of $2.48; (b) risk-free interest rate of 1.15% (based upon observed risk-free interest rates appropriate for the expected term of the warrants); (c) expected volatility of 87.8% (based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry); (d) expected term of 5.5 years (based on the period from the grant date to the expiration date of the warrants); and (e) a dividend yield of 0%.

As noted above, the payment of $25.0 million by RPI is non-refundable, and no Revenue Participation Right payments will be made unless vosaroxin successfully completes the VALOR trial and is subsequently commercialized. Accordingly, the payment received from RPI is being accounted for as a payment for the Company to use commercially reasonable efforts to complete the VALOR trial and to commercialize vosaroxin. Therefore, the amount will be initially deferred and recognized as revenue over the projected performance period under the agreement. However, the amount deferred has been reduced by a portion of the payment representing the fair value of the warrants granted under the arrangement of $3.1 million, which has been recorded to additional paid-in capital. The remaining $21.9 million was classified as deferred revenue and is being amortized to revenue over the related performance period.

If upon commercialization of vosaroxin, the Company fails to make Revenue Participate Right payments due to RPI in a timely manner, RPI may require the Company to repurchase the Revenue Participation Right. As collateral for these payments, the Company agreed to grant RPI a security interest in certain of the Company’s assets, including the Company’s intellectual property related to vosaroxin. The security interest was granted at the time of the purchase of the Revenue Participation Right, but may only be perfected following first product approval in any country or territory. The security interest will be released upon the satisfaction of certain conditions specified in the Royalty Agreement.

5. Notes Payable

On October 18, 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Lenders”), under which the Company could borrow up to $25.0 million in two tranches (the “Loan Facility”). The first tranche of $10.0 million was funded upon closing of the transaction on October 18, 2011, and the second tranche of $15.0 million was drawn by the Company on September 19, 2012 following the DSMB’s interim efficacy analysis of the VALOR trial.

The interest rates for the first and second tranche are 8.95% and 9.00% per annum, respectively. Payments under the Loan Agreement are monthly in arrears and interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest through the scheduled maturity date of October 1, 2015. In addition, a final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or such earlier date as specified in the Loan Agreement. If the Company prepays all or a portion of the loan prior to maturity, it will pay the Lenders a prepayment fee between 1-2% of the principal amount prepaid.

In accordance with the terms of the Loan Agreement, the Company issued five-year warrants to the Lenders upon each drawdown to purchase shares of common stock in an amount equal to 5.0% of the amount drawn at such tranche, divided by the exercise price per share, which was determined in each case to be the lower of: (a) the 10-day average closing share price prior to the drawdown, or (b) the closing price per share the day prior to the drawdown. As a result of the drawdown of the first tranche of $10.0 million, the Company issued warrants to purchase 386,100 shares of its common stock at an exercise price of $1.30 per share, which will expire on October 18, 2016. As a result of the drawdown of the second tranche of $15.0 million, the Company issued warrants to purchase 194,915 shares of its common stock at an exercise price of $3.85 per share, which will expire on September 19, 2017.

The fair value of the warrants issued with the second tranche was $0.8 million and was estimated using a Black-Scholes valuation model with the following assumptions: (a) fair value of common stock at issuance of $5.18; (b) risk-free interest rate of 0.70% (based upon observed risk-free interest rates appropriate for the expected term of the warrants); (c) expected volatility of 96.3% (based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry); (d) expected term of five years (the contractual life of the warrants); and (e) a dividend yield of 0%. Similar to the first tranche warrants, the fair value of the second tranche warrants was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method.

Aggregate future minimum payments due under the Loan Agreement as of September 30, 2012 were as follows (in thousands):

Period ending December 31,
2012	$449
2013	9,187
2014	10,577
2015	8,814

Total minimum payments	29,027
Less: amount representing interest	(4,027)

Notes payable, gross	25,000
Unamortized discount on notes payable	(1,159)
Accretion of final payment	142

Notes payable, balance	23,983
Current portion of notes payable	(4,356)

Non-current portion of notes payable	$19,627

In connection with entering into the Royalty Agreement (see Note 4), the Company amended the Loan Agreement to permit the grant of the security interest to RPI, and to concurrently grant to the Lenders a security interest in the same assets, which may also be perfected following the first product approval in any country or territory. The Lenders will retain a senior position to the RPI security interest for so long as any indebtedness under the Loan Agreement remains outstanding.

The Company recorded interest expense related to the loan of $0.4 million and $1.0 million for the three and nine months ended September 30, 2012, respectively. The weighted average annual effective interest rate for the notes payable, including the amortization of the debt discounts and accretion of the final payments, is 13.9%.

6. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$34,703	$—	$—	$34,703
U.S. corporate debt obligations	Level 2	11,582	—	(8)	11,574
U.S. commercial paper	Level 2	24,963	19	—	24,982
Foreign corporate debt obligations	Level 2	4,399	—	(14)	4,385

Total available-for-sale securities		75,647	19	(22)	75,644
Less: amounts classified as cash equivalents		40,714	1	—	40,715

Amounts classified as marketable securities		$34,933	$18	$(22)	$34,929

December 31, 2011	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,156	$—	$—	$7,156
U.S. corporate debt obligations	Level 2	16,619	5	(1)	16,623
U.S. commercial paper	Level 2	14,556	18	—	14,574
Foreign government obligations	Level 2	3,607	1	—	3,608
Foreign corporate debt obligations	Level 2	1,476	—	(3)	1,473

Total available-for-sale securities		43,414	24	(4)	43,434
Less: amounts classified as cash equivalents		8,632	—	(2)	8,630

Amounts classified as marketable securities		$34,782	$24	$(2)	$34,804

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of September 30, 2012, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

September 30, 2012	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$22	$17,655

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities and it is not more likely than not that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the nine months ended September 30, 2012 and 2011.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten offering completed in October 2010:

	September 30, 2012	December 31, 2011
Inputs and assumptions:
Fair market value of Company’s common stock	$5.63	$1.17
Exercise price	$2.52	$2.52
Expected term (years)	3.0	3.8
Expected volatility	82.9%	98.9%
Risk-free interest rate	0.3%	0.5%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$3.98	$0.62
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,614	3,679

Total estimated fair value of outstanding warrants (in thousands)	$14,370	$2,276

The warrants have been classified as a derivative liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million, which was estimated using the Black-Scholes valuation model. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes valuation model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements operations and of comprehensive income (loss).

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

Warrant Liability
Balance as of December 31, 2011	$2,276
Change in fair value of warrant liability	12,276
Exercise of warrants	(182)

Balance as of September 30, 2012	$14,370

7. Stockholders’ Equity

Controlled Equity Offerings

In April 2010 and August 2011, the Company entered into two controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to each of these agreements, the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal (the “2010 Cantor Facility” and the “2011 Cantor Facility”, respectively, and collectively the “Cantor Facilities”). The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from sales under each facility.

In the nine months ended September 30, 2012, the Company sold an aggregate of 3,306,541 shares of common stock under the Cantor Facilities at an average price of approximately $4.74 per share for gross proceeds of $15.7 million and net proceeds of $15.3 million, after deducting Cantor’s commission. As of September 30, 2012, the 2010 Cantor Facility had been fully utilized and $6.3 million of common stock remained available to be sold under the 2011 Cantor Facility.

From October 1, 2012 through October 7, 2012, the Company sold an aggregate of 407,272 shares of common stock through the 2011 Cantor Facility at an average price of approximately $5.99 per share for gross and net proceeds of $2.4 million. As of October 31, 2012, $3.9 million of common stock remained available to be sold under the 2011 Cantor Facility, subject to certain conditions as specified in the agreement.

Warrants

During October 2012, an aggregate of 496,420 warrants that were issued in connection with the underwritten offering completed in October 2010 were cash exercised at $2.52 per share, resulting in proceeds to the Company of $1.3 million. As of October 31, 2012, 3,117,632 of these warrants remained outstanding.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development	$300	$248	$733	$387
General and administrative	359	277	1,029	475

Employee stock-based compensation expense	659	525	1,762	862
Non-employee stock-based compensation expense	215	4	257	11

Total stock-based compensation expense	$874	$529	$2,019	$873

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2012 and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 14, 2012.

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

The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and is being conducted at more than 110 study sites in the U.S., Canada, Europe, Australia and New Zealand.

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after their completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 675 patients. This pre-determined sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. We anticipate reaching full enrollment of the VALOR trial in 2013, and unblinding in the first half of 2014, after reaching 562 events in the trial and final database lock.

We are also preparing final clinical study reports and publications for two completed clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and (b) a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dosing schedules of vosaroxin.

In March 2012, patient dosing commenced in the LI-1 Trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LD Ara-C, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. In this Cardiff University sponsored trial, several treatments, including two regimens containing vosaroxin, will be evaluated in a randomized Phase 2 design with key endpoints including complete remission, 12-month survival, and overall survival. Treatment arms meeting efficacy criteria as determined by the Data Monitoring and Ethics Committee will be expanded and will continue to enroll patients up to a maximum of 200 per arm, with a primary endpoint of overall survival.

In June 2012, we received a pre-commercialization event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work under the Restated Biogen Idec Agreement.

We own worldwide development and commercialization rights to vosaroxin. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, vosaroxin received orphan drug designation for the treatment of AML from the U.S. Food and Drug Administration, or FDA. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. During 2012 to date, we have been granted the following key patents for vosaroxin:

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

Recent Financial History

Royalty Agreement

On March 29, 2012, we entered into a Revenue Participation Agreement, or the Royalty Agreement, with RPI Finance Trust, or RPI, an entity related to Royalty Pharma. On September 18, 2012, as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock, at exercise prices of $3.48 and $4.64 per share, respectively.

Loan Agreement

On October 18, 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Lenders”), and received the first tranche of $10.0 million from the Lenders. On September 19, 2012, following the recommendation by the DSMB to increase the sample size for the VALOR trial, we drew the second tranche of $15.0 million from the Lenders. In connection with this drawdown, we issued warrants to purchase an aggregate of 194,915 shares of our common stock to the Lenders at an exercise price of $3.85 per share. Payments under both tranches are monthly in arrears and interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest through the scheduled maturity date of October 1, 2015.

Equity Financing

In April 2010 and August 2011, we entered into two controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“Cantor”), pursuant to each of which we could issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor acting as agent and/or principal (the “2010 Cantor Facility” and the “2011 Cantor Facility”, respectively, and collectively the “Cantor Facilities”). We agreed to pay Cantor a commission of 3.0% of the gross proceeds from sales under each facility.

In the three months ended September 30, 2012, we sold an aggregate of 3,218,041 shares of common stock under the Cantor Facilities at an average price of approximately $4.79 per share for gross proceeds of $15.4 million and net proceeds of $15.0 million, after deducting Cantor’s commission. From October 1, 2012 through October 7, 2012, we sold an aggregate of 407,272 shares of common stock through the 2011 Cantor Facility at an average price of approximately $5.99 per share for gross and net proceeds of $2.4 million.

During October 2012, an aggregate of 496,420 warrants that were issued in connection with the underwritten offering completed in October 2010 were exercised for cash at $2.52 per share, resulting in proceeds of $1.3 million.

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2012, we had cash, cash equivalents and marketable securities of $76.6 million and an accumulated deficit of $441.0 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

We believe that we currently have the resources to fund our operations to the end of 2014. We will need to raise substantial additional capital to complete the development of and potentially commercialize vosaroxin, and expect to finance our future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2012 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of Revenues

We have not generated, and do not expect to generate in the foreseeable future, any revenue from sales of commercial products.

License and other revenue

In March 2012, we entered into the Royalty Agreement with RPI, pursuant to which we received a non-refundable payment of $25.0 million. Of the $25.0 million, $3.1 million represents the fair value of the warrants granted under the Royalty Agreement and was recorded as additional paid-in capital. The remaining $21.9 million was categorized as deferred revenue and is being amortized to revenue over the related performance period of the Royalty Agreement.

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

Results of Operations

Revenue

Total revenue was $0.3 million and $1.8 million for the three and nine months ended September 30, 2012, as compared to $1.0 million and $5.0 million for the same periods in 2011. Revenue in the nine months ended September 30, 2012 included $1.5 million received from Biogen Idec in June 2012 for the advancement of pre-clinical work under the Restated Biogen Idec Agreement and $0.3 million of deferred revenue recognized in the three months ended September 30, 2012 related to the Royalty Agreement with RPI.

Revenue in the three months ended September 30, 2011 was due to the recognition of $1.0 million of revenue associated with the license of certain intellectual property rights to SARcode. Revenue in the nine months ended September 30, 2011 also included the upfront payment of $4.0 million to us for the termination of the Original Biogen Idec Agreement and the permitted assignment of assets and rights to Millennium as provided in the Millennium Agreement, which occurred in March 2011. We expect revenue to be lower in 2012 than in 2011.

Research and Development Expense

Research and development expense was $6.9 million and $21.6 million for the three and nine months ended September 30, 2012, as compared to $6.2 million and $16.2 million for the same periods in 2011, substantially all relating to the vosaroxin development program. The increase of $0.7 million between the comparable three month periods was primarily due to increases of $0.4 million in clinical trial expenses and $0.3 million in consulting costs related to the VALOR trial. The increase of $5.4 million between the comparable nine month periods was primarily due to increases of $2.6 million in clinical trial expenses, $2.0 million in outside services and consulting costs, and $0.8 million in personnel costs. We expect research and development expense to be higher in 2012 than in 2011 as we continue the development of vosaroxin.

General and Administrative Expense

General and administrative expense was $2.3 million and $6.7 million for the three and nine months ended September 30, 2012, as compared to $2.2 million and $6.1 million for the same periods in 2011. The increases of $0.1 million and $0.6 million between the comparable three and nine month periods were primarily due to higher non-cash stock-based compensation expenses.

Interest Expense

Interest expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2012, as compared to nil for the same periods in 2011. The interest expense in the 2012 periods was due to the draw-downs under the Loan Agreement with the Lenders.

Other Income (Expense), Net

Net other expense was $8.1 million and $12.4 million for the three and nine months ended September 30, 2012, as compared to net other income of $2.4 million and $6.0 million for the same periods in 2011. The amounts for each period were primarily comprised of non-cash charges or credits for the revaluation of warrants issued in the October 2010 underwritten offering, or the 2010 Offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners, the sale of revenue participation rights, and from research grants.

Our cash, cash equivalents and marketable securities totaled $76.6 million as of September 30, 2012, as compared to $44.1 million as of December 31, 2011. The increase of $32.5 million was primarily due to the receipt of $25.0 million from RPI; the draw-down of the second tranche loan of $15.0 million from the Lenders; net proceeds from sales of our common stock under the Cantor Facilities of $15.3 million; and proceeds from the exercise of warrants, stock options and stock purchase rights of $0.5 million, partially offset by other net operating cash outflows.

On September 18, 2012, pursuant to the Royalty Agreement we entered into with RPI on March 29, 2012, and as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin.

On September 19, 2012, we drew down the $15.0 million second tranche from the Lenders under the Loan Agreement. Payments under both tranches are monthly in arrears and interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest through the scheduled maturity date of October 1, 2015. A final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or earlier under certain conditions.

In the nine months ended September 30, 2012, we sold an aggregate of 3,306,541 shares of our common stock under the Cantor Facilities at an average price of approximately $4.74 per share for gross proceeds of $15.7 million and net proceeds of $15.3 million, after deducting Cantor’s commission. As of September 30, 2012, the 2010 Cantor Facility had been fully utilized and $6.3 million of common stock remained available to be sold under the 2011 Cantor Facility.

Cash Flows

Net cash used in operating activities was $1.4 million for the nine months ended September 30, 2012, as compared to $15.6 million for the same period in 2011. Net cash used in the 2012 period resulted primarily from the net loss of $39.9 million, partially offset by net adjustments for non-cash items of $14.6 million (including expenses of $12.3 million for the revaluation of warrants issued in the 2010 Offering and $2.0 million of stock-based compensation), and changes in operating assets and liabilities of $23.9 million, primarily as a result of a net increase in deferred revenue of $21.6 million related to the receipt of the $25.0 million payment from RPI, and an increase of $2.3 million in accrued clinical expenses related to the VALOR trial. Net cash used in the 2011 period resulted primarily from the net loss of $11.4 million and net adjustments for non-cash items of $4.6 million (including a net credit of $5.7 million related to the revaluation of warrants issued in the 2010 Offering, partially offset by $0.9 million of non-cash stock-based compensation), partially offset by changes in operating assets and liabilities of $0.5 million, primarily as a result of an increase in accrued clinical expenses.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2012, as compared to $9.2 million provided by investing activities for the same period in 2011. Net cash flows in both periods consisted primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities.

Net cash provided by financing activities was $33.9 million for the nine months ended September 30, 2012, as compared to $4.1 million for the same period in 2011. Net cash provided in the 2012 period included net proceeds from the draw-down of the second tranche loan of $15.0 million from the Lenders; $15.3 million from sales of our common stock through the Cantor Facilities; $3.1 million of the $25.0 million payment allocated to the fair value of warrants issued to RPI, and $0.5 million from the exercise of warrants, stock options and stock purchase rights. Net cash provided in the 2011 period resulted primarily from sales of our common stock through the 2010 Cantor Facility.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development of and potentially commercialize vosaroxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	the need for additional or expanded clinical trials;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

While we believe we have the resources to fund our operations until the end of 2014, we may need to raise additional capital if costs of the VALOR trial exceed our current estimates. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, a possible license, collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations, including interest(1)	$29,027	$6,993	$21,153	$881	$—
Operating lease obligations(2)	$237	$237	$—	$—	$—

(1)	Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
(2)	Operating lease obligations relate solely to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in December 2006, and expires in April 2013, subject to our option to extend the lease through February 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to complete the development of and potentially commercialize vosaroxin.*

We believe that with $76.6 million in cash and investments as of September 30, 2012, we currently have the resources to fund our operations to the end of 2014.

However, we will need to raise substantial additional capital to:

•	complete the development of and potentially commercialize vosaroxin;

•	fund additional clinical trials of vosaroxin and seek regulatory approvals;

•	expand our development activities;

•	implement additional internal systems and infrastructure; and

•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	the need for additional or expanded clinical trials;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments, and;

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium or any potential future licensees or partners.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010 were $39.9 million, $20.1 million and $24.6 million, respectively. As of September 30, 2012, we had an accumulated deficit of $441.0 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We do not know whether our ongoing clinical trials or any other future clinical trials with vosaroxin or any of our product candidates, including the VALOR trial in particular, will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	results of meetings with the FDA and/or other regulatory bodies;

•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical trials;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical trial at prospective sites; or

•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials, including the VALOR trial, could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	delays or failures in reaching the number of events pre-specified in the trial design;

•	the need to expand the clinical trial;

•	delays or failures in obtaining sufficient clinical materials, including vosaroxin, its matching placebo and cytarabine;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or ourselves. Any failure to complete or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin active pharmaceutical ingredient, or API, and finished drug product, or FDP, to supply us with our vosaroxin API and FDP and the placebo used in the VALOR trial. If we fail to obtain sufficient quantities of these materials, the VALOR trial and the development of vosaroxin could be halted or significantly delayed. In addition, we have previously identified product impurities in the vosaroxin API that negatively impact FDP quality. Process improvements have been implemented to minimize these impurities, however there is no assurance they will not occur in the future.*

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP and the placebo product used in the VALOR trial. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers for both API and FDP.

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

Vosaroxin requires precise, high quality manufacturing. We have observed visible particles during stability studies of two vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to seek to control the impurity and thereby prevent particle formation. Five lots of vosaroxin API manufactured using a revised manufacturing process were formulated into FDP lots that have both completed up to 24 months of stability testing at room temperature without formation of particles. Three additional lots of API have been manufactured using this improved process, and four lots of FDP have been successfully manufactured using the API resulting from the improved process. All FDP lots made with the new API have passed quality testing and have been released for use in the VALOR trial. All lots have been placed on an International Conference on Harmonization, or ICH, compliant stability program. It will take time to evaluate whether or not our revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in FDP lots over the longer term, and to evaluate whether or not such control of particle formation can also be reliably and consistently achieved in subsequent lots over the shorter or longer term. If our changes in the manufacturing process do not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA and/or other regulatory bodies, which could include a temporary clinical hold of the VALOR trial until the issue has been resolved to their satisfaction.

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

We rely on third-party distributors for the supply of cytarabine for our VALOR trial. Cytarabine has until recently been in short supply throughout the world, and there is no guarantee we can procure sufficient quantities to supply our VALOR trial.*

The cytarabine used in our VALOR trial is procured from third-party distributors. Cytarabine has until recently been in short supply throughout the world. Following the sample size adjustment based on the pre-specified interim analysis by the DSMB, additional procurement of cytarabine will be necessary to complete the VALOR trial. If we are unable to procure the necessary supplies to support our VALOR trial in a timely manner, the trial will be delayed. Any significant delay could seriously harm our business.

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

The initial composition of matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.*

The vosaroxin composition of matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In November 2010, the USPTO granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple EPC member states. These patents are due to expire in 2025. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which is due to expire in 2025 in multiple European Patent Convention, or EPC, member states. In June 2011, the USPTO granted us a similar patent, which is due to expire in 2026. In August 2011, the USPTO granted us a patent covering methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a substantial patent term adjustment, which extends its term through late 2026. In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. In March 2012, the USPTO granted us a patent covering certain compositions related to vosaroxin, which is due to expire in 2030. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement could also further erode the profitability of this product.

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

We currently have no sales or distribution capabilities and limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in North America, and potentially in Europe, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems to commercialize vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Raising funds through lending arrangements or revenue participation agreements may restrict our operations or produce other adverse results.*

Our Loan Agreement with the Lenders contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, on October 18, 2011, we granted a perfected first priority security interest in substantially all of our assets, other than intellectual property assets, to the Lenders. Additionally, following the purchase of the Revenue Participation Right by RPI on September 18, 2012, we granted both the Lenders and RPI a security interest in certain of our assets, including the Company’s intellectual property related to vosaroxin, which may only be perfected following first product approval in any country or territory. The Lenders will retain a senior position to RPI’s security interest for so long as any indebtedness under the Loan Agreement remains outstanding. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the Lender’s lien on our assets, as determined by the Lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

In addition, following the purchase of the Revenue Participation Right by RPI, we are required to pay RPI a specified percentage of any net sales of vosaroxin. If we fail to make payments due to RPI under the Royalty Agreement in a timely manner, RPI may require us to repurchase the Revenue Participation Right. As collateral for these payments, we granted RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin, as detailed above.

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

In addition, the current sovereign debt crisis concerning certain European countries, including Greece, Italy, Ireland, Portugal and Spain, and related European financial restructuring efforts, may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $4.4 million as of September 30, 2012, all of which was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and growing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the nine months ended September 30, 2012, our common stock traded as low as $1.17 and as high as $5.98, and in 2011, traded as low as $1.01 and as high as $3.21. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors and their affiliates beneficially owned approximately 34.5% of our outstanding capital stock as of September 30, 2012, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On September 19, 2012, we issued warrants exercisable for an aggregate of 194,915 shares of our common stock at an exercise price of $3.85 per share, or the Warrants, to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Corporation, or collectively the Lenders. The Warrants were issued in connection with the drawdown of the second tranche of $15.0 million under a Loan and Security Agreement with the Lenders. Each Warrant may be exercised on a cashless basis in whole or in part. The Warrants will terminate on the earlier of the fifth anniversary of their respective issuance or the closing of certain merger or other sale or consolidation transactions in which the consideration is cash, stock of a publicly-traded acquirer, or a combination thereof. The Warrants were sold to accredited investors in a transaction exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

SUNESIS PHARMACEUTICALS, INC. (Registrant)

Date: November 8, 2012	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document					(1)

101.SCH	XBRL Taxonomy Extension Schema Document					(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act are deemed not filed for purposes of section 18 of the Exchange Act.