Form 10-K
period 2012-12-31
SUNESIS PHARMACEUTICALS INC
filed 2013-03-13
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2012, as reported by The Nasdaq Stock Market, was $93,233,442. The calculation of the aggregate market value of voting and non-voting stock excludes 14,517,871 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of February 28, 2013, was 51,583,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2012.

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

In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and is being conducted at more than 100 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand.

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the

VALOR trial, bringing target enrollment to approximately 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. We anticipate reaching full enrollment of the VALOR trial in 2013, and unblinding in the first half of 2014, after reaching 562 events in the trial and locking the final database.

We are also preparing the final clinical study reports and manuscripts for two completed clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and (b) a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dosing schedules of vosaroxin.

In March 2012, patient dosing commenced in the LI-1 trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LoDAC, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. In this trial sponsored by Cardiff University and conducted by the NCRI Haematological Oncology Study Group, several treatments, including two regimens containing vosaroxin, are being evaluated for the primary endpoints of overall survival, complete remission rate and duration of response. Treatment arms meeting efficacy criteria as determined by the Data Monitoring and Ethics Committee at the first interim analysis will be expanded initially from 50 to 100 patients per arm. A second interim analysis will then take place, and for treatments showing promising survival trends, an additional 100 patients per arm will be enrolled, and the trial for these treatment arms will transition into a Phase 3 design with the primary endpoint of overall survival for the aggregate of 200 patients enrolled in each treatment arm versus 200 in the LoDAC control arm.

We own worldwide development and commercialization rights to vosaroxin. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, vosaroxin received orphan drug designation for the treatment of AML from the U.S. Food and Drug Administration, or FDA. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. We have been granted, or notified of allowance of, a number of key patents for vosaroxin, details of which are provided in the “Intellectual Property” section below.

In March 2011, we entered into three agreements as part of a series of agreements between Biogen Idec MA Inc., or Biogen Idec, Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, and ourselves, (details of event-based and royalty payments, as well as development and promotion rights, are provided in the “Outlicense, Collaboration and Royalty Agreements” section below):

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

•

A termination and transition agreement with Biogen Idec and Millennium, which terminated Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than the abovementioned preclinical kinase inhibitor program.

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

VALOR. In December 2010, we commenced enrollment of the VALOR trial, a Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine to evaluate overall survival in patients with relapsed or refractory AML, which is being conducted at more than 100 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. In September 2012, following the recommendation of the trial’s independent DSMB after their completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to approximately 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. The safety review conducted at the time of the interim analysis was the fourth safety analysis of the VALOR trial to date. We anticipate reaching full enrollment of the VALOR trial in 2013, and unblinding in the first half of 2014, after reaching 562 events in the trial and locking the final database.

LI-1. In March 2012, patient dosing commenced in the LI-1 trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against LoDAC, in patients older than 60 years with AML or high-risk MDS. In this trial sponsored by Cardiff University and conducted by the NCRI Haematological Oncology Study Group, several treatments, including two regimens containing vosaroxin, are being evaluated for the primary endpoints of overall survival, complete remission rate and duration of response. Treatment arms meeting efficacy criteria as determined by the Data Monitoring and Ethics Committee at the first interim analysis will be expanded initially from 50 to 100 patients per arm. A second interim analysis will then take place, and for treatments showing promising survival trends, an additional 100 patients per arm will be enrolled, and the trial for these treatment arms will transition into a Phase 3 design with the primary endpoint of overall survival for the aggregate of 200 patients enrolled in each treatment arm versus 200 in the LoDAC control arm.

Phase 2 Combination. We are currently preparing the final clinical study report and manuscript for a completed Phase 1b/2 clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML. The trial was designed to evaluate the safety, pharmacokinetics and anti-leukemic activity of escalating doses of vosaroxin administered in combination with cytarabine given either as a continuous intravenous, or IV, infusion or a two-hour IV infusion. A pooled set of 69 patients with first relapsed (n=36) or primary refractory (n=33) AML were evaluated for efficacy outcomes. The median overall survival was 6.9 months, the complete remission, or CR, rate was 26%, and the combined complete remission rate was 29% including CR, CR without full platelet recovery, or CRp, and CR with incomplete recovery, or CRi. The two regimens of vosaroxin in combination with cytarabine were generally well tolerated. The most common severe non-hematologic toxicities were related to infections. Severe stomatitis or oral mucositis was observed in 15% of patients, and was manageable with standard supportive care. All-cause mortality was low, at 3% at 30 days and 9% at 60 days.

Phase 2 Single-Agent. We are currently preparing the final clinical study report and manuscript for a completed Phase 2 single-agent clinical trial of vosaroxin in previously untreated patients aged 60 years or older with AML. The trial evaluated three dosing schedules. Based on the safety and efficacy results, vosaroxin at 72 mg/m2 administered on days one and four was the recommended dose schedule for further study. For this schedule, median survival was 7.7 months and one-year survival was 38%. The CR plus CRp rate for this schedule was 35% and 30-day all-cause mortality was 7%.

Phase 1 Single-Agent. Prior to 2009, we conducted a Phase 1 clinical trial to evaluate safety, pharmacokinetics, and preliminary clinical activity of two dose schedules of vosaroxin in patients with relapsed or refractory acute leukemia. Anti-leukemic activity was observed in both schedules, and the most common dose-limiting toxicity was stomatitis. The maximum tolerated dose was 72 mg/m2 for a once weekly for three weeks schedule and 40 mg/m2 for a twice weekly for two weeks schedule.

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

Inlicense Agreement

In October 2003, we entered into an agreement with Dainippon to acquire exclusive worldwide development and marketing rights for vosaroxin. In January 2011, we made a $0.5 million milestone payment to Dainippon as a result of the initiation of our VALOR trial in December 2010. In the future we may be required to make additional milestone payments of up to $7.0 million in aggregate to Dainippon for (a) filing new drug applications, or NDAs, in the U.S., Europe and Japan, and (b) for receiving regulatory approvals in these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment will become payable to Dainippon.

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

If we discontinue seeking regulatory approval and/or the sale of the product in a region, we are required to return its rights to the product in that region to Dainippon. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

Outlicense, Collaboration and Royalty Agreements

Overview

Over the past three years, we have generated revenue primarily through license and collaboration agreements with Biogen Idec, Millennium, and SARcode Bioscience, Inc., or SARcode, and a Revenue Participation Agreement, or the Royalty Agreement, with RPI Finance Trust, or RPI, an entity related to Royalty Pharma.

In 2011, we recorded revenues of $4.0 million related to a license agreement with Millennium and $1.0 million associated with the license of certain intellectual property rights to SARcode, which represented 80% and 20% of 2011 revenues, respectively. In 2012, we recognized $2.3 million of revenue related to the Royalty Agreement with RPI and $1.5 million related to the Restated Biogen Idec Agreement, which represented 60% and 40% of 2012 revenues, respectively.

Royalty Agreement

On March 29, 2012, we entered into the Royalty Agreement with RPI. On September 18, 2012, as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock, at exercise prices of $3.48 and $4.64 per share, respectively. Of the $25.0 million, $21.9 million was categorized as deferred revenue and is being amortized to revenue over the related performance period of the Royalty Agreement. The remaining $3.1 million represents the fair value of the warrants.

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

In March 2011, we entered into a series of agreements between Biogen Idec, Millennium and ourselves, including:

•

The Millennium Agreement, pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology that were previously a part of the Original Biogen Idec Agreement. Under this agreement, in the future we may receive up to $59.3 million in pre-commercialization event-based payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets, and royalty payments depending on future product sales. The Millennium Agreement also provides us with future co-development and co-promotion rights. In September 2011, we announced that Millennium had initiated a Phase 1 clinical study of an oral investigative drug selective for pan-Raf kinase inhibition, MLN2480, which was licensed to them under the Millennium Agreement.

•

The Restated Biogen Idec Agreement, to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. In June 2012, we received an event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work under this agreement. We are eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development of the first two indications for licensed products against the specified immunology target under the Restated Biogen Idec Agreement, and royalty payments depending on future product sales. We also retain future co-development and co-promotion rights.

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

SARcode

In March 2006, we licensed our lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how to SARcode, a privately-held biopharmaceutical company. In March 2009, the license agreement was terminated and SARcode paid us $2.0 million in cash for this intellectual property, which was recorded as revenue in April 2009. Following the termination of the license agreement, SARcode fully satisfied its obligations to us and we have no further rights to the intellectual property transferred to SARcode. In August 2011, SARcode repaid three promissory notes that had been issued to us upon entering into the original license agreement. The total amount received was $1.2 million, which comprised the aggregate principal value of the three notes of $1.0 million, plus $0.2 million of accrued interest, which we recorded as revenue and interest income, respectively, upon receipt.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials, including the manufacture of registration batches of API and FDP. Prior to submission for FDA review and approval for commercial sale, we will need to perform process validation studies and stability assessments on these registration batches. If the results of these process validation studies and stability assessments do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

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

Intellectual Property

We believe that patent protection is very important to our business and that our future success depends in part on our ability to obtain patents protecting vosaroxin or future drug candidates, if any. Historically, we have patented a wide range of technology, inventions and improvements related to our business, some of which we are no longer actively developing.

The original vosaroxin composition of matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This U.S. patent will expire in October 2015, while its foreign counterparts will expire in June 2015. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of these or other patents we own, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

We have been granted, or notified of allowance of, a number of additional key patents for vosaroxin, as follows:

•

In December 2009, the European Patent Office, or EPO, granted us Patent No. 1729770 covering combination products including vosaroxin and cytarabine, which will expire in 2025 and has been validated in multiple EPC member states. In June 2011, the U.S. Patent and Trademark Office, or USPTO, granted us a patent in the same family, which will expire in 2026. In March 2011, Australia granted us a patent in this family, which will expire in 2025. In September 2012, Japan also granted us a patent in this family, which will expire in 2025. Corresponding applications are pending in other major markets, including Canada.

•

In November 2010, the USPTO granted us Patent No. 7,829,577 covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. This patent will expire in 2025. In January 2011, the EPO granted us a patent in the same family, which has been validated in multiple European Patent Convention, or EPC, member states. In September 2011, Australia also granted us a patent in this family. These patents will expire in 2025. Corresponding applications are pending in other major markets, including Japan and Canada.

•

In August 2011, the USPTO granted us Patent No. 7,989,468 covering methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent will expire in 2026. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•

In February 2012, the USPTO granted us Patent No. 8,124,773 covering certain vosaroxin hydrate forms, which will expire in 2028. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•

In March 2012, the USPTO granted us Patent No. 8,138,202 covering certain compositions related to vosaroxin, including vosaroxin API and FDP, which will expire in 2030. Corresponding patent applications are pending internationally.

As of December 31, 2012, we own, co-own or have rights to approximately 117 granted U.S. and foreign patents, and approximately 133 pending U.S. and foreign applications, pertaining to vosaroxin and compositions and uses thereof. When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML.

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

The results of development, preclinical testing and clinical trials, together with extensive manufacturing information and a substantial user fee, are submitted to the FDA as part of an NDA for approval of the marketing and commercial distribution of the drug. The review process routinely takes 12 months (under the latest Prescription Drug User Fee Act, or PDUFA, goals, a 10-month review period begins at the conclusion of the 60-day filing review period that begins on the date of FDA receipt of the submission), but is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical testing. Even if data from such testing is obtained and submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we, Biogen Idec, Millennium, or our potential future licensees or collaboration partners, if any, interpret data. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

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

Orphan Drug Designation

The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon receipt of orphan drug designation from the FDA, the sponsor is eligible for tax credits of up to 50% for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of PDUFA application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication. In October 2009, the FDA granted orphan drug designation to vosaroxin for treatment of AML.

In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity for this indication in Europe. In the EU, orphan status is available for therapies addressing conditions that affect five or fewer out of 10,000 people. The marketing exclusivity period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Fast Track Designation

FDA’s fast track program is intended to facilitate the development, and to expedite the review, of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for the condition.

With fast track designation, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the PDUFA, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a fast track designated drug candidate may also qualify for priority review. Under FDA policies, a drug candidate is eligible for priority review, or, under Prescription Drug User Fee Act V, review within eight months from the time a complete NDA is submitted (a six-month review period begins at the conclusion of the 60-day filing review period that begins on the date of FDA receipt of the submission), if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review.

In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. We do not know whether vosaroxin or our future drug candidates, if any, will receive a priority review designation or, if a priority designation is received, whether that review or approval will be faster than conventional FDA procedures, or the ultimate impact, if any, of the fast track designation on the timing or likelihood of FDA approval of vosaroxin or our future drug candidates, if any.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of vosaroxin or our future drug candidates, if any. Our VALOR trial is enrolling patients in Europe, Canada, South Korea, Australia and New Zealand. We may in the future initiate clinical trials in other countries throughout the world. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Under the European Union regulatory systems, marketing authorizations for drugs that have been granted orphan drug designation for the related indication must be submitted under a centralized authorization procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states.

Under the Canadian regulatory system, Health Canada is the regulatory body that governs the sale of drugs and their use in clinical trials. Accordingly, any company that wishes to conduct a clinical trial in Canada must submit a clinical trial application to Health Canada. Health Canada reviews the application and notifies the company within 30 days if the application is found to be deficient. If the application is deemed acceptable, Health Canada will issue a no objection letter to the company within the 30-day review period which means the company may proceed with its clinical trial(s).

In addition to regulations in the United States, the European Union and Canada, we will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of our product candidates. Our ability to sell drugs will also depend on the availability of reimbursement from government and private insurance companies.

Research and Development Expenses

We incurred $29.2 million, $22.6 million and $14.4 million of research and development expenses in 2012, 2011 and 2010, respectively. We do not anticipate incurring any significant additional research expenses related to the discovery of additional product candidates, the development or application of fragment-based drug discovery methods, the development of in-house research capabilities, or on the clinical development of product candidates other than vosaroxin. In addition, we are no longer conducting any research activities in connection with collaboration agreements. However, we have incurred and expect to continue to incur increased levels of research and development expenses to conduct further clinical and related development of vosaroxin.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2012, our workforce consisted of 25 full-time employees. Of our total workforce, 15 are engaged in research and development and 10 are engaged in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

Available Information

Our website is located at www.sunesis.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. The following filings are available through our website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15 (d) of the Securities Act. These filings are also available for download free of charge on our investor relations website. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

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

We believe that with $71.2 million in cash and investments as of December 31, 2012, we currently have the resources to fund our operations through 2014.

However, we will need to raise substantial additional capital to:

•	complete the development and potential commercialization of vosaroxin in AML;

•	fund additional clinical trials of vosaroxin and seek regulatory approvals;

•	expand our development activities;

•	implement additional internal systems and infrastructure; and

•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	the need for additional or expanded clinical trials;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments, and;

•	the costs, if any, of supporting our arrangements with Biogen Idec, Millennium or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2012, 2011 and 2010 were $44.0 million, $20.1 million and $24.6 million, respectively. As of December 31, 2012, we had an accumulated deficit of $445.1 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We currently rely on two contract manufacturers for the vosaroxin API. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP or placebo we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API, FDP and placebo needs for the foreseeable future.

Vosaroxin requires precise, high quality manufacturing. We have observed visible particles during stability studies of two vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to control the impurity and thereby prevent particle formation. Five lots of vosaroxin API manufactured using a revised manufacturing process were formulated into FDP lots that have all completed up to 24 months of stability testing at room temperature without formation of particles. Three additional lots of API have been manufactured using this improved process, and four lots of FDP have been successfully manufactured using the API resulting from the improved process. All FDP lots made with the new API have passed quality testing and have been released for use in the VALOR trial. All lots have been placed on an International Conference on Harmonization, or ICH, compliant stability program. It will take time to evaluate whether or not our revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in FDP lots over the longer term, and to evaluate whether or not such control of particle formation can also be reliably and consistently achieved in subsequent lots over the shorter or longer term. If our changes in the manufacturing process do not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA and/or other regulatory bodies, which could include a temporary clinical hold of the VALOR trial until the issue has been resolved to their satisfaction.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials, including the manufacture of registration batches of API and FDP. Prior to submission for FDA review and approval for commercial sale, we will need to perform process validation studies and stability assessments on these registration batches. If the results of these process validation studies and stability assessments do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

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

Prior to receiving approval to commercialize vosaroxin or future product candidates, if any, in the United States or internationally, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of vosaroxin may not be experienced in the VALOR trial. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In addition, although we believe that our discussions with the FDA support the potential approval of vosaroxin for the treatment of AML based on positive results from the VALOR trial without the need to conduct additional clinical trials, the FDA has substantial discretion in the approval process and may not grant approval based on data from this trial.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize vosaroxin.

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

We currently have no sales or distribution capabilities and a limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in North America, and potentially in Europe, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems to commercialize vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We depend on various consultants and advisors for the success and continuation of our development efforts.

We work extensively with various consultants and advisors, who provide advice and/or services in various business and development functions, including clinical development, operations and strategy, regulatory matters, biostatistics, legal and finance. The potential success of our drug development programs depends, in part, on continued collaborations with certain of these consultants and advisors. Our consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

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

Raising funds through lending arrangements or revenue participation agreements may restrict our operations or produce other adverse results.

Our loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively the Lenders, which we entered into on October 18, 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, on October 18, 2011, we granted a perfected first priority security interest in substantially all of our assets, other than intellectual property assets, to the Lenders. Additionally, following the purchase of the revenue participation right by RPI on September 18, 2012, we granted both the Lenders and RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin, which may only be perfected following first product approval in any country or territory. The Lenders will retain a senior position to RPI’s security interest for so long as any indebtedness under the Loan Agreement remains outstanding. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the Lender’s lien on our assets, as determined by the Lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

In addition, following the purchase of the revenue participation right by RPI, we are required to pay RPI a specified percentage of any net sales of vosaroxin. If we fail to make timely payments due to RPI under the Royalty Agreement, RPI may require us to repurchase the Revenue Participation Right. As collateral for these payments, we granted RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin, as detailed above.

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

In addition, the current sovereign debt crisis concerning certain European countries and related European financial restructuring efforts may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $4.5 million as of December 31, 2012, all of which was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and continuing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

We intend to seek approval to market vosaroxin in both the United States and foreign jurisdictions either directly or through one or more potential future collaboration partners. If we or a potential future collaboration partner obtain approval in one or more foreign jurisdictions, we or the potential future collaboration partner will be subject to rules and regulations in those jurisdictions relating to vosaroxin. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we or a potential future collaboration partner may be required to conduct a clinical trial that compares the cost-effectiveness of vosaroxin to other available therapies. If reimbursement of vosaroxin is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

In 2012, our common stock traded as low as $1.17 and as high as $6.85. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of vosaroxin or our future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	clinical and regulatory developments with respect to potential competitive products;

•	failure to maintain compliance with the covenants in the Loan Agreement;

•	introduction of new products by our competitors;

•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;

•	market acceptance of vosaroxin or our future products, if any;

•	announcements relating to our arrangements with Biogen Idec, Millennium or RPI;

•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of analysts;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of vosaroxin or future products, if any;

•	failure to develop or sustain an active and liquid trading market for our common stock;

•	sales of our common stock by our officers, directors or significant stockholders; and

•	additions or departures of key personnel.

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Stock Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock currently trades on The NASDAQ Stock Market under the symbol “SNSS.” This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly impact our ability to satisfy these continued listing standards. In the event we are unable to maintain these continued listing standards, our common stock may be subject to delisting from The NASDAQ Stock Market.

We have been out of compliance with the minimum bid price requirement in the past, and as discussed above, the price of our common stock can be volatile; accordingly, there can be no assurance that we will continue to meet the minimum $1.00 bid price requirement or the other NASDAQ continued listing requirements in the future, and we may be subject to delisting as a result. If we are delisted, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

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

Our executive officers and directors together with their affiliates beneficially owned approximately 33.7% of our outstanding capital stock as of December 31, 2012, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In December 2006, we leased approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was due to expire on April 30, 2013. In January 2013, we extended the term of the lease until January 31, 2014. We believe that our current facility will be sufficient to meet our needs through at least 2013.

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

Our common stock is listed on The NASDAQ Stock Market under the symbol “SNSS.” The following table sets forth the range of the high and low sales prices by quarter, as reported by NASDAQ, after giving retroactive effect to the one-for-six reverse split of shares of our capital stock, or the Reverse Split, outstanding immediately prior to the effective time of the Reverse Split on February 14, 2011.

Year-Ended December 31, 2011	High	Low
First Quarter	$3.21	$1.66
Second Quarter	$3.16	$1.88
Third Quarter	$2.15	$1.17
Fourth Quarter	$1.50	$1.01

Year-Ended December 31, 2012	High	Low
First Quarter	$3.17	$1.17
Second Quarter	$3.19	$2.45
Third Quarter	$5.98	$2.30
Fourth Quarter	$6.85	$3.60

As of February 28, 2013, there were approximately 161 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On February 28, 2013, the last sale price reported on The NASDAQ Stock Market for our common stock was $5.22 per share.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2007 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

The following performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sunesis Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

* $100 invested on 12/31/07 in stock or index, including reinvestment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
Consolidated Statement of Operations:	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Revenue:
Collaboration revenue	$—	$—	$27	$1,550	$4,917
License and other revenue	3,754	5,000	6	2,212	500

Total revenues	3,754	5,000	33	3,762	5,417

Operating expenses:
Research and development	29,185	22,563	14,433	13,247	26,285
General and administrative	9,175	8,303	7,005	7,748	11,524
Restructuring charges	—	—	—	1,916	5,783

Total operating expenses	38,360	30,866	21,438	22,911	43,592

Loss from operations	(34,606)	(25,866)	(21,405)	(19,149)	(38,175)
Interest expense	(1,855)	(259)	—	—	—
Other income (expense), net(1)	(7,490)	5, 984	(3,182)	(21,077)	989

Net loss	(43,951)	(20,141)	(24,587)	(40,226)	(37,186)
Deemed distribution to preferred stockholders(2)	—	—	—	(27,563)	—

Loss attributable to common stockholders	$(43,951)	$(20,141)	$(24,587)	$(67,789)	$(37,186)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	48,146	46,412	24,860	5,747	5,731

Basic and diluted loss attributable to common stockholders per common share	$(0.91)	$(0.43)	$(0.99)	$(11.80)	$(6.49)

(1)	During 2012 we recorded net non-cash charges of $7.5 million, during 2011 we recorded net non-cash credits of $5.9 million, and during 2010 we recorded a non-cash charge of $3.7 million, related to the revaluation of the liability for warrants issued in connection with the underwritten offering in October 2010 (see Note 10 of the accompanying consolidated financial statements).

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

(2)	During 2009, we recorded deemed distributions to preferred stockholders totaling $27.6 million, related to the accounting for the Private Placement. Of this amount, $26.4 million was due to the revaluation of certain securities upon an amendment of the Private Placement agreements in June 2009, and $1.2 million was due to the write-off of a discount for a beneficial conversion feature on the convertible preferred stock issued as part of the second closing in October 2009.

	As of December 31,
Consolidated Balance Sheet Data:	2012	2011	2010	2009	2008
	(In thousands)
Cash, cash equivalents and marketable securities	$71,227	$44,115	$53,396	$4,259	$10,619
Working capital	41,191	37,282	42,118	1,807	5,371
Total assets	73,017	45,869	54,858	5,169	12,784
Non-current portion of deferred revenue	11,668	—	—	—	—
Current portion of notes payable	6,610	—	—	—	—
Non-current portion of notes payable	17,651	9,453	—	—	—
Convertible preferred stock	—	—	—	60,005	—
Common stock and additional paid-in capital	457,016	429,147	423,267	298,473	322,675
Accumulated deficit	(445,097)	(401,146)	(381,005)	(356,418)	(316,192)
Total stockholders’ equity	11,957	28,020	42,247	2,060	6,491

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2012 and results of operations for the year ended December 31, 2012 should be read together with our consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to unblinding the VALOR trial, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and is being conducted at more than 100 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand.

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to approximately 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. We anticipate reaching full enrollment of the VALOR trial in 2013, and unblinding in the first half of 2014, after reaching 562 events in the trial and locking the final database.

We are also preparing the final clinical study reports and manuscripts for two completed clinical trials of vosaroxin: (a) the Phase 2 portion of a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and (b) a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dosing schedules of vosaroxin.

In March 2012, patient dosing commenced in the LI-1 Trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LoDAC, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. In this trial sponsored by Cardiff University and conducted by the NCRI Haematological Oncology Study Group, several treatments, including two regimens containing vosaroxin, are being evaluated for the primary endpoints of overall survival, complete remission rate and duration of response. Treatment arms meeting efficacy criteria as determined by the Data Monitoring and Ethics Committee at the first interim analysis will be expanded initially from 50 to 100 patients per arm. A second interim analysis will then take place, and for treatments showing promising survival trends, an additional 100 patients per arm will be enrolled, and the trial for these treatment arms will transition into a Phase 3 design with the primary endpoint of overall survival for the aggregate of 200 patients enrolled in each treatment arm versus 200 in the LoDAC control arm.

In June 2012, we received an event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work under the Restated Biogen Idec Agreement.

We own worldwide development and commercialization rights to vosaroxin. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, vosaroxin received orphan drug designation for the treatment of AML from the U.S. Food and Drug Administration, or FDA. In February 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. During 2012, we were granted, or notified of allowance of, a number of key patents for vosaroxin, as follows:

•

In February 2012, the USPTO granted us Patent No. 8,124,773 covering certain vosaroxin hydrate forms, which will expire in 2028. Corresponding applications are pending in other major markets, including Europe, Japan, Australia and Canada.

•	In March 2012, the USPTO granted us Patent No. 8,138,202 covering certain compositions related to vosaroxin, which will expire in 2030. Corresponding patent applications are pending internationally.

Recent Financial History

Royalty Agreement

On March 29, 2012, we entered into the Royalty Agreement with RPI, an entity related to Royalty Pharma. On September 18, 2012, as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock, at exercise prices of $3.48 and $4.64 per share, respectively.

Loan Agreement

On October 18, 2011, we entered into the Loan Agreement with the Lenders, and received the first tranche of $10.0 million from the Lenders. On September 19, 2012, following the recommendation by the DSMB to increase the sample size for the VALOR trial, we drew the second tranche of $15.0 million from the Lenders. In connection with this drawdown, we issued warrants to purchase an aggregate of 194,915 shares of our common stock to the Lenders at an exercise price of $3.85 per share. Payments under both tranches were interest-only until February 1, 2013, with the following 32 equal monthly payments of principal and interest being paid monthly in arrears through the scheduled maturity date of October 1, 2015.

Equity Financing

In April 2010 and August 2011, we entered into two controlled equity offering sales agreements with Cantor Fitzgerald & Co., or Cantor, pursuant to each of which we could issue and sell shares of our common stock having an aggregate offering price of up to $20.0 million under each agreement from time to time through Cantor acting as agent and/or principal, or the 2010 Cantor Facility and the 2011 Cantor Facility, respectively, and collectively the Cantor Facilities. We agreed to pay Cantor a commission of 3.0% of the gross proceeds from sales under each facility.

During 2012, we sold an aggregate of 3,713,813 shares of common stock under the Cantor Facilities at an average price of approximately $4.88 per share for gross proceeds of $18.1 million and net proceeds of $17.6 million, after deducting Cantor’s commission. As of December 31, 2012, the 2010 Cantor Facility had been fully utilized and $3.9 million of common stock remained available to be sold under the 2011 Cantor Facility.

During 2012, an aggregate of 561,166 shares of common stock were issued following the exercise of warrants issued in connection with the underwritten offering completed in October 2010, or the 2010 Offering, for cash at $2.52 per share, resulting in proceeds to us of $1.4 million.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2012, we had cash, cash equivalents and marketable securities of $71.2 million and an accumulated deficit of $445.1 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

We believe that we currently have the resources to fund our operations through 2014. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin, and expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

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

Accounting for Equity Financing

In October 2010, we completed the 2010 Offering, in which we sold our common stock and warrants to purchase our common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value at each period end, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive income (loss). The Black-Scholes model was selected as the most appropriate method to estimate both the initial and subsequent fair values of the warrants. The determination of initial and subsequent fair values is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Changes in these input variables have, and will continue to, affect the income or expense recorded each period for the revaluation of outstanding warrants. As a result, fluctuations in our stock price or other input variables may significantly affect our financial results.

Accounting for Royalty Agreement

In March 2012, we entered into the Royalty Agreement with RPI, and in September 2012, as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock.

The payment of $25.0 million by RPI is non-refundable, and no revenue participation right payments will be made unless vosaroxin successfully completes the VALOR trial and is subsequently commercialized. Accordingly, the payment, less a portion representing the fair value of the warrants of $3.1 million, is being accounted for as consideration for our commitment to use commercially reasonable efforts to complete the VALOR trial and commercialize vosaroxin. The net amount of $21.9 million has therefore been classified as deferred revenue and is being amortized to revenue over the related estimated performance period, and the fair value of the warrants has been recorded to additional paid-in capital. The Black-Scholes model was selected as the most appropriate method to estimate the fair value of the warrants. The Black-Scholes model requires several subjective inputs such as expected term and share price volatility, which require significant analysis and judgment to develop.

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

Clinical Trial Accounting

We record accruals for estimated clinical trial costs, which include payments for work performed by contract research organizations, or CROs, and participating clinical trial sites. These costs are generally a significant component of research and development expense. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed as incurred, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if we have incomplete or inaccurate information, our clinical trial accruals may not be accurate. The difference between accrued expenses based on our estimates and actual expenses have not been significant to date.

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

We are currently focused solely on the development of vosaroxin for the treatment of AML. Based on results of translational research, our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense.

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

Under an amended and restated agreement with Biogen Idec executed in March 2011 to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology, or the Restated Biogen Idec Agreement, and a license agreement entered into with Millennium Pharmaceuticals, Inc. in March 2011 pursuant to which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in oncology, or the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates. If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly.

As of December 31, 2012, we had incurred $129.7 million of expenses in the development of vosaroxin since it was licensed from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in October 2003. We expect to continue to incur significant expenses related to the development of vosaroxin in 2013 and future years. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the vosaroxin development program in the future.

General and administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Results of Operations

Years Ended December 31, 2012 and 2011

Revenue. Total revenue was $3.8 million in 2012 as compared to $5.0 million in 2011. Revenue in 2012 was comprised of $1.5 million received from Biogen Idec in June 2012 for the advancement of pre-clinical work under the Restated Biogen Idec Agreement and $2.3 million of deferred revenue recognized in 2012 related to the Royalty Agreement with RPI. Revenue in 2011 was comprised of an upfront payment of $4.0 million that we received from Millennium in relation to the termination and transition agreement that we entered into with Biogen Idec and Millennium in March 2011, and $1.0 million that we received as a result of the repayment by SARcode of three promissory notes that had been issued to us upon entering into a license agreement with them in March 2006. We expect our revenue to be higher in 2013 as compared to 2012, due to continued recognition of deferred revenue related to the Royalty Agreement with RPI.

Research and Development Expense. Research and development expense was $29.2 million in 2012 as compared to $22.6 million in 2011, substantially all relating to the vosaroxin development program in each year. The increase of $6.6 million in 2012 was primarily due to increases of $3.5 million in clinical trial expenses, $2.5 million in outside services and consulting costs, and $0.7 million in personnel costs.

General and administrative expense. General and administrative expense was $9.2 million in 2012 as compared to $8.3 million in 2011. The increase of $0.9 million in 2012 was primarily due to higher non-cash stock-based compensation expense and other personnel-related costs.

Interest expense. Interest expense was $1.9 million in 2012 as compared to $0.3 million in 2011. The increase in 2012 was due to the timing of the first and second tranche draw-downs from the Lenders under the Loan Agreement.

Other income (expense), net. Net other expense was $7.5 million in 2012 as compared to net other income of $6.0 million in 2011. The amounts for each period were primarily comprised of non-cash charges or credits for the revaluation of warrants issued in the 2010 Offering.

Years Ended December 31, 2011 and 2010

Revenue. Total revenue was $5.0 million in 2011 as compared to $33,000 in 2010. As noted above, revenue in 2011 was comprised of an upfront payment of $4.0 million from Millennium and $1.0 million received from SARcode.

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

Interest expense. Interest expense was $0.3 million in 2011 as compared to nil in 2010. The expense in 2011 was due to the first tranche draw-down from the Lenders under the Loan Agreement.

Other income (expense), net. Net other income was $6.0 million in 2011 as compared to net other expense of $3.2 million in 2010. Net other income in 2011 was primarily comprised of net non-cash credits of $5.9 million for the revaluation of warrants issued in the 2010 Offering. Net other expense in 2010 was primarily due to a non-cash charge of $3.7 million for the revaluation of warrants issued in the 2010 Offering, partially offset by the receipt of a tax credit of $0.2 million.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2012, we had net operating loss carry-forwards for federal and state income tax purposes of $292.3 million and $190.3 million, respectively. We also had federal and state research and development tax credit carry-forwards of $6.5 million and $6.0 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss will begin to expire in 2013. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, and the receipt of funds from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $71.2 million as of December 31, 2012, as compared to $44.1 million as of December 31, 2011. The increase of $27.1 million was primarily due to the receipt of $25.0 million from RPI; the draw-down of the second tranche loan of $15.0 million from the Lenders; net proceeds from sales of our common stock under the Cantor Facilities of $17.6 million; and proceeds from the exercise of warrants, stock options and stock purchase rights of $1.9 million, partially offset by other net operating cash outflows.

On September 18, 2012, pursuant to the Royalty Agreement we entered into with RPI, and as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin.

On September 19, 2012, we drew down the $15.0 million second tranche from the Lenders under the Loan Agreement. We previously drew down the $10.0 million first tranche upon execution of the Loan Agreement in October 2011. Payments under both tranches were interest-only until February 1, 2013, with the following 32 equal monthly payments of principal and interest being paid monthly in arrears through the scheduled maturity date of October 1, 2015. A final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or earlier under certain conditions.

During 2012, we sold an aggregate of 3,713,813 shares of common stock under the Cantor Facilities at an average price of approximately $4.88 per share for gross proceeds of $18.1 million and net proceeds of $17.6 million, after deducting Cantor’s commission. As of December 31, 2012, the 2010 Cantor Facility was fully utilized and $3.9 million of common stock remained available to be sold under the 2011 Cantor Facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $10.6 million in 2012 as compared to $22.8 million in 2011 and $19.4 million in 2010. Net cash used in 2012 resulted primarily from the net loss of $44.0 million, partially offset by net adjustments for non-cash items of $10.6 million (including net charges of $7.5 million for the revaluation of warrants issued in the 2010 Offering and $2.7 million of stock-based compensation), and changes in operating assets and liabilities of $22.7 million (including a net increase in deferred revenue of $19.6 million related to the receipt of the $25.0 million payment from RPI, and an increase of $3.1 million in accrued clinical expenses related to the VALOR trial). Net cash used in 2011 resulted primarily from the net loss of $20.1 million and net adjustments for non-cash items of $4.2 million (including a net credit of $5.9 million for the revaluation of warrants issued in the 2010 Offering, partially offset by $1.4 million of stock-based compensation), partially offset by changes in operating assets and liabilities of $1.5 million, primarily as a result of an increase in accrued clinical expenses related to the VALOR trial. Net cash used in 2010 resulted primarily from the net loss of $24.6 million, partially offset by net adjustments for non-cash items of $4.5 million (including $3.7 million of charges for the revaluation of warrants issued in the 2010 Offering).

Net cash used in investing activities was $21.4 million in 2012 as compared to $4.2 million provided by investing activities in 2011 and $39.1 million used in investing activities in 2010. Net cash used in 2012 and

2010 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided in 2011 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $37.6 million in 2012 as compared to $13.7 million in 2011, and $68.4 million in 2010. Net cash provided in 2012 included net proceeds from the draw-down of the second tranche loan of $15.0 million from the Lenders; $17.6 million from sales of our common stock through the Cantor Facilities; $3.1 million of the $25.0 million payment allocated to the fair value of warrants issued to RPI, and $1.9 million from the exercise of warrants, stock options and stock purchase rights. Net cash provided in 2011 consisted primarily of net proceeds of $9.6 million from the Loan Agreement and $4.1 million from sales of our common stock through Cantor. Net cash provided in 2010 consisted primarily of net proceeds of $27.5 million from sales of our common stock through Cantor, $26.7 million from sales of our common stock in the third and final closing of the Private Placement, and $14.2 million from the 2010 Offering.

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

We believe that we currently have the resources to fund our operations through 2014. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations, including interest(1)	$28,579	$9,188	$19,391	$—	$—
Operating lease obligations(2)	$135	$135	$—	$—	$—

(1)	Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

(2)	Operating lease obligations relate solely to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in December 2006, and was due to expire on April 30, 2013. In January 2013, we extended the lease to January 31, 2014.

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

Interest Rate and Market Risk

As of December 31, 2012 and 2011, we had $71.2 million and $44.1 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including money market funds and U.S. and European government obligations and corporate debt securities. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Substantially all investments mature within approximately one year from the date of purchase. Our holdings of the securities of any one issuer, except obligations of the U.S. Treasury or U.S. Treasury guaranteed securities, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31 of each year, by effective maturity (in thousands, except percentages):

	Expected Maturity			Fair Value as of December 31, 2012
	0-3 months	Over 3 months	Total
Available-for-sale securities	$30,849	$39,835	$70,684	$70,684
Average interest rate	0.2%	0.3%

	Expected Maturity			Fair Value as of December 31, 2011
	0-3 months	Over 3 months	Total
Available-for-sale securities	$22,716	$20,718	$43,434	$43,434
Average interest rate	0.4%	0.5%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of December 31, 2012 and 2011, we held investments denominated in Euros with an aggregate fair value of $4.5 million and $5.1 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive income (loss).

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and comprehensive income (loss) and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Redwood City, California

March 13, 2013

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,940	$9,311
Marketable securities	56,287	34,804
Prepaids and other current assets	1,705	1,550

Total current assets	72,932	45,665
Property and equipment, net	43	74
Deposits and other assets	42	130

Total assets	$73,017	$45,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78	$658
Accrued clinical expense	5,449	2,370
Accrued compensation	1,465	1,274
Other accrued liabilities	2,113	1,805
Current portion of deferred revenue	7,956	—
Current portion of notes payable	6,610	—
Warrant liability	8,070	2,276

Total current liabilities	31,741	8,383

Non-current portion of deferred revenue	11,668	—

Non-current portion of notes payable	17,651	9,453

Non-current portion of deferred rent	—	13

Commitments
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2012 and 2011; 51,565 and 46,774 shares issued and outstanding as of December 31, 2012 and 2011, respectively	5	5
Additional paid-in capital	457,011	429,142
Accumulated other comprehensive income	38	19
Accumulated deficit	(445,097)	(401,146)

Total stockholders’ equity	11,957	28,020

Total liabilities and stockholders’ equity	$73,017	$45,869

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Collaboration revenue	$—	$—	$27
License and other revenue	3,754	5,000	6

Total revenues	3,754	5,000	33
Operating expenses:
Research and development	29,185	22,563	14,433
General and administrative	9,175	8,303	7,005

Total operating expenses	38,360	30,866	21,438

Loss from operations	(34,606)	(25,866)	(21,405)
Interest expense	(1,855)	(259)	—
Other income (expense), net	(7,490)	5,984	(3,182)

Net loss	(43,951)	(20,141)	(24,587)
Unrealized gain (loss) on available-for-sale securities	19	34	(15)

Comprehensive loss	$(43,932)	$(20,107)	$(24,602)

Basic and diluted loss per common share:
Net loss	$(43,951)	$(20,141)	$(24,587)
Shares used in computing basic and diluted loss per common share	48,146	46,412	24,860

Basic and diluted loss per common share	$(0.91)	$(0.43)	$(0.99)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accum- ulated Other Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	725	60,005	5,984	3	298,470	—	(356,418)	2,060
Issuance of $28,500 of common stock in third closing of Private Placement, net of issuance costs of $1,787	—	—	17,273	10	26,703	—	—	26,713
Issuance of common stock upon conversion of preferred stock	(725)	(60,005)	7,246	4	60,001	—	—	—
Issuance of $28,820 of common stock through controlled equity offering facilities, net of issuance costs of $1,332	—	—	5,726	3	27,485	—	—	27,488
Issuance of $10,961 of common stock in 2010 Offering, net of issuance costs of $1,233	—	—	7,358	5	9,723	—	—	9,728
Issuance of common stock pursuant to warrant exercises	—	—	1,764	1	(1)	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	1	—	4	—	—	4
Issuance of common stock under employee stock purchase plan	—	—	4	—	6	—	—	6
Issuance of common stock to employees	—	—	16	—	(27)	—	—	(27)
Stock-based compensation expenses—employees	—	—	—	—	870	—	—	870
Stock-based compensation expenses—non-employees	—	—	—	—	7	—	—	7
Adjustment of common stock to par value as a result of Reverse Split	—	—	—	(23)	23	—	—	—
Net loss	—	—	—	—	—	—	(24,587)	(24,587)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(15)	—	(15)

Balance as of December 31, 2010	—	—	45,372	5	423,262	(15)	(381,005)	42,247
Issuance of $4,178 of common stock through controlled equity offering facilities, net of issuance costs of $125	—	—	1,302	—	4,053	—	—	4,053
Issuance of common stock under employee stock purchase plans	—	—	62	—	68	—	—	68
Issuance of common stock to employees	—	—	38	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	—	—	371	—	—	371
Stock-based compensation expenses—employees	—	—	—	—	1,369	—	—	1,369
Stock-based compensation expenses—non-employees	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	—	(20,141)	(20,141)
Unrealized gain on available-for-sale securities	—	—	—	—	—	34	—	34

Balance as of December 31, 2011	—	—	46,774	5	429,142	19	(401,146)	28,020
Issuance of $18,124 of common stock through controlled equity offering facilities, net of issuance costs of $504	—	—	3,714	—	17,620	—	—	17,620
Issuance of common stock pursuant to warrant exercises	—	—	801	—	3,130	—	—	3,130
Issuance of common stock pursuant to stock option exercises	—	—	146	—	330	—	—	330
Issuance of common stock under employee stock purchase plans	—	—	84	—	172	—	—	172
Issuance of common stock to employees	—	—	46	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	—	—	3,893	—	—	3,893
Stock-based compensation expenses—employees	—	—	—	—	2,402	—	—	2,402
Stock-based compensation expenses—non-employees	—	—	—	—	322	—	—	322
Net loss	—	—	—	—	—	—	(43,951)	(43,951)
Unrealized gain on available-for-sale securities	—	—	—	—	—	19	—	19

Balance as of December 31, 2012	—	$—	51,565	$5	$457,011	$38	$(445,097)	$11,957

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(43,951)	$(20,141)	$(24,587)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	2,724	1,388	877
Depreciation and amortization	31	56	150
Amortization of debt discount and debt issuance costs	400	56	—
Increase (decrease) in fair value of warrant liability	7,509	(5,878)	3,664
Foreign exchange (gain) loss on marketable securities	(82)	244	(63)
Gain on sale of property and equipment	(11)	(33)	(82)
Other non-cash items	—	—	(27)
Changes in operating assets and liabilities:
Prepaids and other assets	(98)	(343)	(659)
Accounts payable	(580)	242	55
Accrued clinical expense	3,079	796	444
Accrued compensation	191	261	284
Other accrued liabilities	522	516	564
Deferred revenue	19,624	—	—

Net cash used in operating activities	(10,642)	(22,836)	(19,380)

Cash flows from investing activities
Purchases of property and equipment	—	(15)	(64)
Proceeds from sale of property and equipment	11	34	104
Purchases of marketable securities	(67,608)	(52,082)	(46,637)
Proceeds from maturities of marketable securities	46,226	56,241	7,513

Net cash (used in) provided by investing activities	(21,371)	4,178	(39,084)

Cash flows from financing activities
Proceeds from notes payable, net	14,982	9,625	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	17,620	4,053	27,488
Fair value of warrants issued in connection with royalty agreement	3,122	—	—
Proceeds from issuance of common stock in third closing of Private Placement, net	—	—	26,713
Proceeds from issuance of common stock and warrants in 2010 Offering, net	—	—	14,218
Proceeds from exercise of warrants, stock options and stock purchase rights	1,918	68	9

Net cash provided by financing activities	37,642	13,746	68,428

Net increase (decrease) in cash and cash equivalents	5,629	(4,912)	9,964
Cash and cash equivalents at beginning of period	9,311	14,223	4,259

Cash and cash equivalents at end of period	$14,940	$9,311	$14,223

Supplemental disclosure of cash flow information
Interest paid	$1,165	$109	$—

Supplemental disclosure of non-cash activities
Fair value of warrants issued in connection with notes payable	$770	$371	$—

Transfer of intrinsic value of exercised warrants to additional paid-in capital	$1,715	$—	$—

Cashless exercise of warrants	$402	$—	$3,064

Conversion of preferred stock to common stock	$—	$—	$60,005

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2012, had cash, cash equivalents and marketable securities totaling $71.2 million and an accumulated deficit of $445.1 million.

The Company will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin, and expects to finance its future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

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

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and notes thereto. Actual results could differ materially from these estimates. Significant estimates, assumptions and judgments made by management include those related to the valuation of equity and related instruments, revenue recognition, stock-based compensation and clinical trial accrued liabilities.

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

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of December 31, 2012, held investments denominated in Euros with an aggregate fair value of $4.5 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive income (loss).

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated the fair value as of December 31, 2012 and 2011.

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

Accounting for Notes Payable

The accounting for certain fees and expenses related to the Loan Agreement (see Note 8) is as follows. The facility fee is being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. The fair value of the warrants issued in connection with the Loan Agreement have been recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The final payment is being accreted as interest expense over the term of the loans using the effective interest method. The legal fees are being accounted for as deferred debt issuance costs within assets on the Company’s balance sheet and are being amortized as other income (expense) over the term of the loans using the effective interest method.

Accounting for Equity Financing

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

Research and Development

Research and development expense consists primarily of: (a) clinical trial costs, which include payments for work performed by contract research organizations (“CROs”), clinical trial sites, labs and other clinical service providers, and for drug packaging, storage and distribution; (b) drug manufacturing costs, which include costs for producing drug substance and drug product, and for stability and other testing; (c) personnel costs for related permanent and temporary employees; (d) other outside services and consulting costs; and (e) payments under license agreements. All research and development costs are expensed as they are incurred.

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

	As of December 31,
	2012	2011	2010
Warrants to purchase shares of common stock	10,359	9,034	8,648
Options to purchase shares of common stock	6,288	5,099	1,065

Outstanding securities not included in calculations	16,647	14,133	9,713

4. Royalty Agreement

On March 29, 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. On September 18, 2012, pursuant to the provisions of the Royalty Agreement, RPI made a $25.0 million cash payment to the Company in exchange for a revenue participation right (the “Revenue Participation Right”). The payment was triggered following the results of the interim efficacy analysis of data from the VALOR trial, where the independent Data and Safety Monitoring Board (the “DSMB”) recommended that the Company undertake a one-time increase in patient sample size for the VALOR trial. The Company is obliged to use its commercially reasonable efforts to complete the VALOR trial and to commercialize vosaroxin. Such efforts are expected to take several years to complete, and the cash payment received from RPI will be used to fund these efforts. Under no circumstances is the payment refundable, even if the drug is never commercialized.

Revenue Participation Right payments will be made to RPI when and if vosaroxin is commercialized, at a rate of 6.75% of net sales of vosaroxin, on a product-by-product and country-by-country basis world-wide through the later of: (a) the expiration of the last to expire of certain specifically identified patents; (b) 10 years from the date of first commercial sale of such product in such country; or (c) the expiration of all applicable periods of data, market or other regulatory exclusivity in such country with respect to such product.

In conjunction with entering into the Royalty Agreement, the Company issued two five-year warrants to RPI, each to purchase 1,000,000 shares of the Company’s common stock, at exercise prices of $3.48 and $4.64 per share, respectively. The warrants became exercisable following the DSMB’s recommendation to increase the patient sample size for the VALOR trial, and will expire on September 18, 2017. The aggregate fair value of the two warrants as of March 29, 2012 was $3.1 million, and was estimated using the Black-Scholes valuation model with the following assumptions: (a) fair value of common stock at issuance of $2.48; (b) risk-free interest rate of 1.15% (based upon observed risk-free interest rates at the time appropriate for the expected term of the warrants); (c) expected volatility of 87.8% (based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry); (d) expected term of 5.5 years (based on the period from the grant date to the expiration date of the warrants); and (e) a dividend yield of 0% (based on the Company’s anticipation of not paying any cash dividends in the foreseeable future).

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

Under the Restated Biogen Idec Agreement, the Company no longer has research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Original Biogen Idec Agreement (other than the licenses transferred to Millennium under the Millennium Agreement) remain in effect. In June 2012, the Company received an event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work under this agreement. The Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development of the first two indications for licensed products against the specified immunology target, of which $7.7 million is related to development events and $50.8 million is related to regulatory events. The Company is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Biogen Idec is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

Under the Millennium Agreement, the Company exclusively licensed to Millennium products against the Raf kinase target and one other identified target, under substantially the same terms as under the Original Biogen Idec Agreement. The Company is eligible to receive up to $59.3 million in pre-commercialization event-based payments related to the development of the first two indications for each of the licensed products directed against the two exclusively licensed targets. For each of the two targets, $8.5 million of potential payments are related to development events, and $50.8 million of potential payments are related to regulatory events. The Company is also eligible to receive royalty payments depending on product sales, which may be increased if the Company exercises its option to co-fund product candidates worldwide, but is subject to reduction if Millennium is required to in-license third party intellectual property related to certain technology jointly developed under the collaboration agreement in order to commercialize a licensed product.

The Termination and Transition Agreement provided for: (a) termination of Biogen Idec’s exclusive rights under the Original Biogen Idec Agreement to all discovery programs under such agreement other than a preclinical kinase inhibitor program involved in immunology; (b) the permitted assignment to Millennium of all related Company collaboration assets and rights to Raf kinase and one additional undisclosed kinase inhibitor program in oncology; and (c) the payment of $4.0 million upfront from Millennium to the Company. As the upfront amount is non-refundable and the Company has no continuing performance obligations under this agreement, or either of the related agreements entered into on the same date, the $4.0 million was recorded as revenue in March 2011.

6. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

December 31, 2012	Valuation Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,397	$—	$—	$14,397
U.S. corporate debt obligations	Level 2	7,156	—	(2)	7,154
U.S. commercial paper	Level 2	44,592	44	—	44,636
Foreign corporate debt obligations	Level 2	4,501	—	(4)	4,497

Total available-for-sale securities		70,646	44	(6)	70,684
Less amounts classified as cash equivalents		(14,397)	—	—	(14,397)

Amounts classified as marketable securities		$56,249	$44	$(6)	$56,287

December 31, 2011	Valuation Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,156	$—	$—	$7,156
U.S. corporate debt obligations	Level 2	16,619	5	(1)	16,623
U.S. commercial paper	Level 2	14,556	18	—	14,574
Foreign government obligations	Level 2	3,607	1	—	3,608
Foreign corporate debt obligations	Level 2	1,476	—	(3)	1,473

Total available-for-sale securities		43,414	24	(4)	43,434
Less amounts classified as cash equivalents		(8,632)	—	2	(8,630)

Amounts classified as marketable securities		$34,782	$24	$(2)	$34,804

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2012, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

December 31, 2012	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$2	$7,154
Foreign corporate debt obligations	4	2,044

Total available-for-sale securities in an unrealized loss position	$6	$9,198

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations of less than six months. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale debt securities in the years ended December 31, 2012, 2011 and 2010.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten equity offering completed in 2010 (see Note 10):

	December 31, 2012	December 31, 2011
Inputs and assumptions:
Fair market value of Company’s common stock	$4.20	$1.17
Exercise price	$2.52	$2.52
Expected term (years)	2.8	3.8
Expected volatility	78.7%	98.9%
Risk-free interest rate	0.3%	0.5%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$2.59	$0.62
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,118	3,679

Total estimated fair value of outstanding warrants (in thousands)	$8,070	$2,276

The warrants have been classified as a derivative liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive income (loss).

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

Warrant Liability
Balance as of December 31, 2010	$8,154
Change in fair value of warrant liability	(5,878)

Balance as of December 31, 2011	2,276
Change in fair value of warrant liability	7,509
Exercise of warrants	(1,715)

Balance as of December 31, 2012	$8,070

7. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2012	2011
Accrued outside services	$1,595	$1,209
Accrued professional services	243	358
Other accruals	275	238

Total other accrued liabilities	$2,113	$1,805

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

The interest rates for the first and second tranche are 8.95% and 9.00% per annum, respectively. Payments under the Loan Agreement are monthly in arrears and interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest from March 1, 2013 to the scheduled maturity date of October 1, 2015. In addition, a final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or such earlier date as specified in the Loan Agreement. If the Company prepays all or a portion of the loan prior to maturity, it will pay the Lenders a prepayment fee of between 1-2% of the principal amount prepaid.

In accordance with the terms of the Loan Agreement, upon each drawdown, the Company issued warrants to purchase shares of common stock to the Lenders, each with a five-year term. In conjunction with the drawdown of the first tranche of $10.0 million, the Company issued warrants to purchase 386,100 shares of its common stock at an exercise price of $1.30 per share, which will expire on October 18, 2016, of which 77,220 remained outstanding as of December 31, 2012. In conjunction with the drawdown of the second tranche of $15.0 million, the Company issued warrants to purchase 194,915 shares of its common stock at an exercise price of $3.85 per share, which will expire on September 19, 2017, of which all remained outstanding as of December 31, 2012.

The fair values of the warrants issued at the first and second tranche closings were $0.4 million and $0.8 million, respectively, and were estimated using the Black-Scholes valuation model with the following assumptions: (a) fair value of common stock at issuance of $1.38 and $5.18, respectively; (b) risk-free interest rate of 1.07% and 0.70%, respectively (based upon observed risk-free interest rates appropriate for the expected term of the warrants); (c) expected volatility of 88.9% and 96.3%, respectively (based on the average historical volatilities of a peer group of publicly-traded companies within the Company’s industry); (d) expected term of five years (the contractual life of each warrant); and (e) a dividend yield of 0%. The fair value of each warrant was recorded at issuance as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discounts are being amortized as interest expense over the term of each loan using the effective interest method.

Aggregate future minimum payments due under the Loan Agreement as of December 31, 2012 were as follows (in thousands):

Year ending December 31,
2013	$9,188
2014	10,577
2015	8,814

Total minimum payments	28,579
Less amount representing interest	(3,579)

Notes payable, gross	25,000
Unamortized discount on notes payable	(994)
Accretion of final payment	255

Notes payable, balance	24,261
Current portion of notes payable	(6,610)

Non-current portion of notes payable	$17,651

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

The Company recorded interest expense related to the loan of $1.9 million, $0.3 million and zero for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average annual effective interest rate for the notes payable, including the amortization of the debt discounts and accretion of the final payments, is 13.9%.

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2012 relate to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in December 2006 and was originally due to expire on April 30, 2013, and provided for increasing monthly rent payments over this period. In January 2013, the term of the lease was extended until January 31, 2014 at a lower rate.

Aggregate non-cancelable future minimum rental payments under operating leases as of December 31, 2012 were as follows (in thousands):

Year Ending December 31:	Payments
2013	$135

Total rental payments	$135

Aggregate non-cancelable future minimum rental payments under operating leases as of December 31, 2012, including the effect of the lease extension executed in January 2013, were as follows (in thousands):

Year Ending December 31:	Payments
2013	$326
2014	24

Total rental payments	$350

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Deferred rent balances in the Company’s balance sheet represent the difference between actual rent payments and straight-line rent expense.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were no shares of preferred stock outstanding as of December 31, 2012 and 2011.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors.

Controlled Equity Offerings

In April 2010 and August 2011, the Company entered into two controlled equity offering sales agreements with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to each of these agreements, the Company could issue and sell shares of its common stock having an aggregate offering price of up to $20.0 million per agreement from time to time through Cantor acting as agent and/or principal (the “2010 Cantor Facility” and the “2011 Cantor Facility”, respectively, and collectively the “Cantor Facilities”). The Company agreed to pay Cantor a commission of 3.0% of the gross proceeds from sales under each facility.

During the year ended December 31, 2012, the Company sold an aggregate of 3,713,813 shares of common stock under the Cantor Facilities at an average price of approximately $4.88 per share for gross proceeds of $18.1 million and net proceeds of $17.6 million, after deducting Cantor’s commission. As of December 31, 2012, the 2010 Cantor Facility had been fully utilized and $3.9 million of common stock remained available to be sold under the 2011 Cantor Facility, subject to certain conditions as specified in the agreement.

2010 Offering

In October 2010, the Company completed an underwritten offering, pursuant to which the Company issued an aggregate of 7,357,610 shares of common stock and warrants to purchase 3,678,798 shares of common stock, for aggregate gross proceeds of $15.5 million (the “2010 Offering”). Net proceeds from the sale were $14.2 million, after deducting underwriting discounts and offering expenses. The warrants have an exercise price of $2.52 per share, and expire five years from the date of issuance.

The warrants have been classified as a derivative liability on the Company’s balance sheet due to potential cash settlement of the warrants on terms, which do not include a cash limit, and upon the occurrence of certain transactions, as specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive income (loss). During the year ended December 31, 2012, warrants to purchase an aggregate of 561,166 shares of common stock that were issued in connection with the 2010 Offering were exercised, resulting in cash proceeds to the Company of $1.4 million. As of December 31, 2012, warrants to purchase an aggregate of 3,117,632 shares of common stock issued in connection with the 2010 Offering remained outstanding, with a fair value of $8.1 million.

Private Placement

In June 2010, the Company completed the third and final closing under a securities purchase agreement entered into in April 2009 with accredited investors, including certain members of management (the “Private Placement”). In the third closing, the Company issued 17,272,716 shares of common stock to the investors at a purchase price of $1.65 per share, for gross proceeds of $28.5 million and net proceeds of $26.7 million. In conjunction with this closing, each outstanding share of Series A convertible preferred stock issued in the initial and second closings of the Private Placement was converted into 10 shares of common stock, and as a result, an additional 7,246,339 shares of common stock were issued on June 30, 2010. The remaining rights of investors in the Private Placement include the right of certain of the investors to designate members of the Company’s board of directors.

Equity Incentive Plans

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2012 and 2013, the number of shares of common stock available for issuance under the 2011 Plan was increased by 1,870,968 and 2,062,609 shares, respectively, which represented 4.0% of the Company’s outstanding shares of common stock on December 31, 2011 and 2012, respectively.

During the year ended December 31, 2012, options to purchase 2,454,500 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2012, there were 1,432,278 shares available for future grants under the 2011 Plan.

Employee Stock Purchase Plans

On March 15, 2011, the Company’s Board of Directors adopted, and on June 3, 2011, the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). The 2011 ESPP is intended as the successor to the Company’s 2005 Employee Stock Purchase Plan, which was terminated on June 3, 2011.

The 2011 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2011 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. The initial offering under the 2011 ESPP commenced on June 13, 2011 and ended on May 31, 2012. Additional 12-month offerings will commence on June 1st of each year. The first such subsequent offering began on June 1, 2012.

The Company initially reserved a total of 500,000 shares of common stock for issuance under the 2011 ESPP. The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. No shares were added to the 2011 ESPP on January 1, 2012 and 2013.

A total of 83,920 shares were issued under the 2011 ESPP during the year ended December 31, 2012. As of December 31, 2012, there were 355,610 shares available for future issuance under the ESPP.

Warrants

As of December 31, 2012, the following warrants to purchase shares of the Company’s common stock were outstanding (in thousands, except per share amounts):

Date Issued	Shares	Exercise Price Per Share	Expiration
March 2006	363	$37.26	March 2013
August 2005	14	$54.60	August 2015
October 2010 (see Note 10)	3,118	$2.52	October 2015
April 2009	2,876	$1.32	April 2016
October 2009	1,716	$1.32	October 2016
October 2011 (see Note 8)	77	$1.30	October 2016
September 2012 (see Note 8)	195	$3.85	September 2017
March 2012 (see Note 4)	1,000	$3.48	September 2017
March 2012 (see Note 4)	1,000	$4.64	September 2017

Total warrants outstanding	10,359

Reserved Shares

As of December 31, 2012, the Company’s shares of common stock reserved for future issuance were as follows (in thousands):

	Shares Available for Future Grant	Outstanding Securities	Total Shares Reserved
Warrants	—	10,359	10,359
Stock option plans	1,432	6,288	7,720
Employee stock purchase plan	356	—	356

Total reserved shares of common stock	1,788	16,647	18,435

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

	Year ended December 31,
	2012	2011	2010
Research and development	$1,030	$630	$300
General and administrative	1,372	739	570

Employee stock-based compensation expense	2,402	1,369	870
Non-employee stock-based compensation expense	322	19	7

Total stock-based compensation expense	$2,724	$1,388	$877

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

	Year Ended December 31,
	2012	2011	2010
	Stock Option Plans
Assumptions:
Expected term (years)	5.4	5.5	4.5
Expected volatility	88.7%	85.0%	90.4%
Risk-free interest rate	1.1%	1.9%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$1.46	$1.42	$2.10
Options granted to employees (in thousands)	2,310	4,179	58

Total estimated grant date fair value (in thousands)	$3,377	$5,915	$121

The estimated fair value of stock options that vested in the years ended December 31, 2012, 2011 and 2010, was $2.1 million, $1.4 million and $0.8 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock, as well as that for a mature peer group of companies in the same industry. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	5,099	$3.51
Options granted	2,455	$2.13
Options exercised	(147)	$2.26
Options forfeited or expired	(1,119)	$2.72

Outstanding as of December 31, 2012	6,288	$3.14	8.40	$12,306

Vested and expected to vest as of December 31, 2012	5,932	$3.20	8.36	$11,560
Exercisable as of December 31, 2012	2,477	$4.69	7.65	$4,288

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2012.

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, zero and $3,000, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $5.4 million as of December 31, 2012, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.6 years.

12. Income Taxes

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax at statutory rate	$(14,943)	$(6,848)	$(8,359)
Current year net operating losses and temporary differences for which no tax benefit is recognized	12,023	8,549	6,973
Non-cash expense (credit) related to financings	2,570	(1,995)	1,246
Other permanent differences	350	294	140

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carry-forwards	$110,791	$104,757
Federal and state research credit carry-forwards	10,586	10,515
Capitalized research costs	4,535	5,177
Deferred revenue	7,850	—
Stock-based compensation	2,281	1,920
Property and equipment	146	162
Accrued liabilities	194	98

Gross deferred tax assets	136,383	122,629
Valuation allowance	(136,383)	(122,629)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $13.7 million, $10.3 million and $8.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company had federal net operating loss carry-forwards of $292.3 million and federal research and development tax credit carry-forwards of $6.5 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2012, the Company had state net operating loss carry-forwards of $190.3 million, which begin to expire in 2013, and state research and development tax credit carry-forwards of $6.0 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2012 and 2011, the Company had no unrecognized tax positions.

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

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2012.

14. Selected Quarterly Financial Data (unaudited, and in thousands, except per share amounts)

The following table sets forth our unaudited consolidated financial results for the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012	Mar. 31, 2011	June 30, 2011	Sep. 30, 2011	Dec. 31, 2011
Revenue	$—	$1,500	$265	$1,989	$4,000	$—	$1,000	$—
Net income (loss):
Basic	$(13,924)	$(8,579)	$(17,396)	$(4,052)	$1,840	$(8,227)	$(5,014)	$(8,740)
Diluted	$(13,924)	$(9,332)	$(17,396)	$(10,352)	$1,840	$(8,227)	$(5,014)	$(8,740)
Shares used in computing net income (loss) per common share:
Basic	46,793	46,953	47,398	51,412	45,894	46,295	46,714	46,733
Diluted	46,793	47,286	47,398	52,848	47,866	46,295	46,714	46,733
Net income (loss) per common share:
Basic	$(0.30)	$(0.18)	$(0.37)	$(0.08)	$0.04	$(0.18)	$(0.11)	$(0.19)
Diluted	$(0.30)	$(0.20)	$(0.37)	$(0.20)	$0.04	$(0.18)	$(0.11)	$(0.19)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2012, our internal control over financial reporting was effective at the reasonable assurance level.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sunesis Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sunesis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Sunesis Pharmaceuticals, Inc. and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 13, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2012, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2012:

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	6,288,114	(2)	$3.14	1,787,888	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—

Total	6,288,114		$3.14	1,787,888

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.

(2)	Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. No participant in the ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year.

(3)	Includes (i) 1,432,278 shares of common stock available for issuance under our 2011 Plan and (ii) 355,610 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules:

(a)(1)	Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2013.

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

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D. James W. Young, Ph.D.	Chairman of the Board	March 13, 2013

/S/ DANIEL N. SWISHER, JR. Daniel N. Swisher, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013

/S/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Executive Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2013

/S/ MATTHEW K. FUST Matthew K. Fust	Director	March 13, 2013

/S/ EDWARD HURWITZ Edward Hurwitz	Director	March 13, 2013

/S/ STEVEN B. KETCHUM PH. D Steven B. Ketchum, Ph. D.	Director	March 13, 2013

Signature	Title	Date

/S/ HELEN S. KIM Helen S. Kim	Director	March 13, 2013

/S/ DAYTON MISFELDT Dayton Misfeldt	Director	March 13, 2013

/S/ HOMER L. PEARCE, PH.D. Homer L. Pearce, Ph.D.	Director	March 13, 2013

/S/ DAVID C. STUMP, M.D. David C. Stump, M.D.	Director	March 13, 2013

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007
3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007
3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009
3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009
3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.
4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011
4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009
10.1*	1998 Stock Plan and Form of Stock Option Agreement	S-1/A	333-121646	10.1	1/27/2005
10.2*	2001 Stock Plan and Form of Stock Option Agreement	S-1	333-121646	10.2	12/23/2004
10.3*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009
10.4*	Employee Stock Purchase Plan and Enrollment Form	10-Q	000-51531	10.4	11/9/2006
10.5*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6	Warrant, dated June 11, 2003, issued to General Electric Capital Corporation	S-1	333-121646	10.21	12/23/2004
10.7	Warrant, dated June 21, 2004, issued to General Electric Capital Corporation and Amendment No. 1 thereto, dated December 16, 2004	S-1/A	333-121646	10.22	4/29/2005
10.8†	License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005
10.9	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC	S-1/A	333-121646	10.40	9/1/2005
10.10	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC	S-1/A	333-121646	10.41	9/1/2005
10.11	Warrant, dated August 25, 2005, issued to Oxford Finance Corporation	S-1/A	333-121646	10.42	9/1/2005
10.12	Warrant, dated September 9, 2005, issued to General Electric Capital Corporation	10-K	000-51531	10.16	3/29/2011
10.13*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009
10.14	Common Stock and Warrant Purchase Agreement, dated as of March 17, 2006, among the Registrant and the investors listed on the signature pages thereto	8-K	000-51531	10.44	3/22/2006
10.15	Registration Rights Agreement, dated as of March 17, 2006, among the Registrant and the investors listed on the signature pages thereto	8-K	000-51531	10.45	3/22/2006
10.16	Form of Warrant	8-K	000-51531	10.46	3/22/2006
10.17†	Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.47	3/17/2008

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18*	Consulting Agreement, dated August 17, 2006, by and between the Registrant and Homer L. Pearce, Ph. D.	10-Q	000-51531	10.49	5/9/2007
10.19*	Consulting Agreement, dated September 2, 2006, by and between the Registrant and David C. Stump, M. D.	10-Q	000-51531	10.50	5/9/2007
10.20*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007
10.21*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr.	10-K	000-51531	10.44	4/3/2009
10.22*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt	10-K	000-51531	10.45	4/3/2009
10.23*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008
10.24*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008
10.25	Summary of Non-Employee Director Cash Compensation Arrangements	10-Q	000-51531	10.2	8/13/2010
10.26	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009
10.27	Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of June 29, 2009, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	7/2/2009

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28	Second Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of October 27, 2009, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.66	11/2/2009
10.29	Third Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of January 19, 2010, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.67	1/21/2010
10.30	Fourth Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of March 29, 2010, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	4/2/2010
10.31	Sales Agreement, dated April 29, 2010, between the Registrant and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	4/29/2010
10.32*	Sunesis Pharmaceuticals, Inc. 2012 Bonus Program	8-K	000-51531	10.1	3/28/2012
10.33	Underwriting Agreement, dated September 30, 2010, by and between the Registrant and Cowen and Company LLC	8-K	000-51531	1.1	10/1/2010
10.34	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010
10.35	Master Services Agreement, dated November 3, 2003, by and between the Registrant and AAI Developmental Services Inc.	10-K	000-51531	10.49	3/29/2011
10.36	First Amendment to Master Services Agreement, dated September 11, 2006, by and between the Registrant and AAIPharma Inc.	10-K	000-51531	10.50	3/29/2011
10.37	Second Amendment to Master Services Agreement, dated May 2, 2008, by and between the Registrant and AAIPharma Inc.	10-K	000-51531	10.51	3/29/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	Third Amendment to Master Services Agreement, dated November 3, 2009, by and between the Registrant and AAIPharma Services Corp.	10-K	000-51531	10.52	3/29/2011
10.39	Master Services Agreement, dated January 1, 2010, by and between the Registrant and Albany Molecular Research, Inc.	10-K	000-51531	10.53	3/29/2011
10.40	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited	10-K	000-51531	10.54	3/29/2011
10.41	Master Services Agreement, dated August 26, 2004, by and between the Registrant and Quintiles, Inc.	10-Q	000-51531	10.2	5/12/2011
10.42	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011
10.43	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen Idec MA Inc.	10-Q/A	000-51531	10.4	6/30/2011
10.44	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011
10.45	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen Idec MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011
10.46*	Sunesis Pharmaceuticals, Inc. 2011 Equity Incentive Plan	S-8	333-174732	99.1	6/6/2011
10.47*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011
10.48	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.49	Loan and Security Agreement among Sunesis Pharmaceuticals, Inc., Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.1	10/19/2011
10.50	Warrant to Purchase Stock issued to Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.4	10/19/2011
10.51	Fifth Agreement Regarding Private Placement of Securities of Sunesis Pharmaceuticals, Inc., dated as of February 2, 2012, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	2/3/2012
10.52*	Letter Agreement, dated February 2, 2012, by and between Sunesis Pharmaceuticals, Inc. and Steven B. Ketchum	8-K	000-51531	10.2	2/3/2012
10.53*	Offer Letter, dated January 31, 2012, by and between Sunesis Pharmaceuticals, Inc. and Adam R. Craig	10-K	000-51531	10.55	3/14/2012
10.54*	Executive Severance Benefits Agreement, dated January 31, 2012, by and between Sunesis Pharmaceuticals, Inc. and Adam R. Craig	10-K	000-51531	10.56	3/14/2012
10.55*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012
10.56*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012
10.57†	Revenue Participation Agreement, dated March 29, 2012, by and between Sunesis Pharmaceuticals, Inc. and RPI Finance Trust	10-Q	000-51531	10.6	5/15/2012

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.58	First Amendment to Loan and Security Agreement Among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated March 29, 2012	10-Q	000-51531	10.7	5/15/2012
10.59 †	Form of Warrant, dated March 29, 2012, issued to RPI Financial Trust	10-Q	000-51531	10.8	5/15/2012
10.60

First Amendment of Sublease, dated January 14, 2013, by and between the Registrant and McKesson Specialty Care Distribution Joint Venture, LP (as successor in interest), for office space located at 395 Oyster Point Boulevard, South San Francisco, California

						X
10.61*	Amendment to Executive Severance Benefit Agreement, dated October 24, 2012, by and between Sunesis Pharmaceuticals, Inc. and Adam R. Craig					X
21.1	Subsidiaries of the Registrant	10-K	000-51531	21.1	3/17/2008
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney					(included on Signature page )
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X
101.INS	XBRL Instance Document					(1)
101.SCH	XBRL Taxonomy Extension Schema Document					(1)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

*	Management contract, compensatory plan or arrangement.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act.