Form 10-Q
period 2013-03-31
SUNESIS PHARMACEUTICALS INC
filed 2013-05-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant had 51,609,098 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2013.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,555	$14,940
Marketable securities	48,482	56,287
Prepaids and other current assets	1,188	1,705

Total current assets	62,225	72,932
Property and equipment, net	36	43
Deposits and other assets	32	42

Total assets	$62,293	$73,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,527	$78
Accrued clinical expense	4,340	5,449
Accrued compensation	678	1,465
Other accrued liabilities	2,246	2,113
Current portion of deferred revenue	7,956	7,956
Current portion of notes payable	8,232	6,610
Warrant liability	10,922	8,070

Total current liabilities	35,901	31,741
Non-current portion of deferred revenue	9,679	11,668
Non-current portion of notes payable	15,609	17,651
Commitments
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	457,803	457,011
Accumulated other comprehensive income	17	38
Accumulated deficit	(456,721)	(445,097)

Total stockholders’ equity	1,104	11,957

Total liabilities and stockholders’ equity	$62,293	$73,017

(1)	The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Revenue:
License and other revenue	$1,989	$—

Total revenues	1,989	—
Operating expenses:
Research and development	7,377	6,646
General and administrative	2,444	2,189

Total operating expenses	9,821	8,835

Loss from operations	(7,832)	(8,835)
Interest expense	(831)	(315)
Other income (expense), net	(2,961)	(4,774)

Net loss	(11,624)	(13,924)
Unrealized loss on available-for-sale securities	(21)	(11)

Comprehensive loss	$(11,645)	$(13,935)

Basic and diluted loss per common share:
Net loss	$(11,624)	$(13,924)
Shares used in computing basic and diluted loss per common share	51,587	46,793

Basic and diluted loss per common share	$(0.23)	$(0.30)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net loss	$(11,624)	$(13,924)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	751	568
Depreciation and amortization	7	8
Amortization of debt discount and debt issuance costs	176	66
Increase in fair value of warrant liability	2,852	4,879
Foreign exchange loss (gain) on marketable securities	32	(38)
Changes in operating assets and liabilities:
Prepaids and other assets	513	(302)
Accounts payable	1,449	211
Accrued clinical expense	(1,109)	194
Accrued compensation	(787)	(694)
Other accrued liabilities	245	(266)
Deferred revenue	(1,989)	—

Net cash used in operating activities	(9,484)	(9,298)

Cash flows from investing activities
Purchases of marketable securities	(8,556)	(8,691)
Proceeds from maturities of marketable securities	16,308	13,928

Net cash provided by investing activities	7,752	5,237

Cash flows from financing activities
Principal payments on notes payable	(694)	—
Proceeds from exercise of warrants, stock options and stock purchase rights	41	32

Net cash (used in) provided by financing activities	(653)	32

Net decrease in cash and cash equivalents	(2,385)	(4,029)
Cash and cash equivalents at beginning of period	14,940	9,311

Cash and cash equivalents at end of period	$12,555	$5,282

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2013, had cash, cash equivalents and marketable securities totaling $61.0 million and an accumulated deficit of $456.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include a wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. Management has determined that the Company operates as a single reportable segment. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2012 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of March 31, 2013, held investments denominated in Euros with an aggregate fair value of $4.4 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive income (loss).

Fair Value Measurements

The Company measures cash equivalents, marketable securities and warrant liabilities at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1— quoted prices (unadjusted) in active markets for identical assets and liabilities that can be accessed at the measurement date.

Level 2— inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3— unobservable inputs.

The Company’s Level 2 valuations of marketable securities are generally based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity.

The fair value of the Company’s liability for warrants issued in connection with an underwritten offering completed in October 2010 (the “2010 Offering”) is determined using the Black-Scholes model, which requires inputs such as the expected term of the warrants, share price volatility, expected dividend yield and risk-free interest rate. As some of these inputs are unobservable, and require significant analysis and judgment to measure, these variables are classified as Level 3.

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of March 31, 2013 and December 31, 2012.

3. Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing (a) net loss, less any anti-dilutive amounts recorded during the period for the change in the fair value of warrant liabilities, by (b) the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method for options and warrants to purchase common stock. The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of March 31,
	2013	2012
Warrants to purchase shares of common stock	9,996	11,034
Options to purchase shares of common stock	7,264	6,832

Outstanding securities not included in calculations	17,260	17,866

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$9,591	$—	$—	$9,591
U.S. corporate debt obligations	Level 2	12,457	2	(2)	12,457
U.S. commercial paper	Level 2	32,621	23	—	32,644
Foreign corporate debt obligations	Level 2	4,387	—	(6)	4,381

Total available-for-sale securities		59,056	25	(8)	59,073
Less amounts classified as cash equivalents		(10,591)	—	—	(10,591)

Amounts classified as marketable securities		$48,465	$25	$(8)	$48,482

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,397	$—	$—	$14,397
U.S. corporate debt obligations	Level 2	7,156	—	(2)	7,154
U.S. commercial paper	Level 2	44,592	44	—	44,636
Foreign corporate debt obligations	Level 2	4,501	—	(4)	4,497

Total available-for-sale securities		70,646	44	(6)	70,684
Less amounts classified as cash equivalents		(14,397)	—	—	(14,397)

Amounts classified as marketable securities		$56,249	$44	$(6)	$56,287

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

March 31, 2013	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$8	$10,980

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the three months ended March 31, 2013 and 2012.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	March 31, 2013	December 31, 2012
Inputs and assumptions:
Fair market value of Company’s common stock	$5.47	$4.20
Exercise price	$2.52	$2.52
Expected term (years)	2.5	2.8
Expected volatility	70.0%	78.7%
Risk-free interest rate	0.3%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$3.50	$2.59
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,118	3,118

Total estimated fair value of outstanding warrants (in thousands)	$10,922	$8,070

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

Warrant Liability
Balance as of December 31, 2012	$8,070
Change in fair value of warrant liability	2,852

Balance as of March 31, 2013	$10,922

5. Royalty Agreement

In March 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. In September 2012, pursuant to the provisions of the Royalty Agreement, RPI made a $25.0 million cash payment to the Company. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is being amortized to revenue over the related performance period.

6. Notes Payable

In October 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Lenders”), under which the Company could borrow up to $25.0 million in two tranches. The first tranche of $10.0 million was funded upon closing of the transaction in October 2011, and the second tranche of $15.0 million was drawn by the Company in September 2012.

Aggregate future minimum payments due under the Loan Agreement as of March 31, 2013 were as follows (in thousands):

Period ending December 31,
2013	$7,933
2014	10,577
2015	8,814

Total minimum payments	27,324
Less amount representing interest	(3,018)

Notes payable, gross	24,306
Unamortized discount on notes payable	(832)
Accretion of final payment	367

Notes payable, balance	23,841
Current portion of notes payable	(8,232)

Non-current portion of notes payable	$15,609

In addition, a final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or such earlier date as specified in the Loan Agreement. The Company recorded interest expense related to the Loan Agreement of $0.8 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. The weighted average annual effective interest rate on the notes payable, including the amortization of the debt discounts and accretion of the final payments, is 13.9%.

7. Stockholders’ Equity

On August 11, 2011, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $20.0 million. During the three months ended March 31, 2013, no shares of common stock were sold under the Sales Agreement, and as of March 31, 2013, $3.9 million of common stock remained available to be sold under the Sales Agreement.

On April 10, 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

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

	Three months ended March 31,
	2013	2012
Research and development	$211	$226
General and administrative	370	1317

Employee stock-based compensation expense	581	543
Non-employee stock-based compensation expense	170	25

Total stock-based compensation expense	$751	$568

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 13, 2013.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to unblinding the VALOR trial, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In March 2012, patient dosing commenced in the LI-1 Trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LoDAC, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. In this trial sponsored by Cardiff University and conducted by the NCRI Haematological Oncology Study Group, several treatments, including two regimens containing vosaroxin, are being evaluated for the primary endpoints of overall survival, complete remission rate and duration of response. Treatment arms meeting efficacy criteria as determined by the Data Monitoring and Ethics Committee at the first interim evaluation will be expanded initially from 50 to 100 patients per arm. A second interim evaluation will then take place, and for treatments showing promising survival trends, an additional 100 patients per arm will be enrolled, and the trial for these treatment arms will transition into a Phase 3 design with the primary endpoint of overall survival for the aggregate of 200 patients enrolled in each treatment arm versus 200 in the LoDAC control arm.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2013, we had cash, cash equivalents and marketable securities of $61.0 million and an accumulated deficit of $456.7 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2013 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview of Revenues

We have not generated, and do not expect to generate in the foreseeable future, any revenue from sales of commercial products. We cannot predict whether we will receive any milestone or royalty payments from licensing or collaboration agreements in the foreseeable future, or at all.

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

Under the amended and restated agreement between Biogen Idec MA Inc., or Biogen Idec, and us, or the Restated Biogen Idec Agreement, and the license agreement between Millennium Pharmaceuticals, Inc., or Millennium, and us, or the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates. If we were to exercise our option on one or more product candidates, our research and development expense would increase significantly.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Results of Operations

Revenue

Total revenue was $2.0 million for the three months ended March 31, 2013, as compared to nil for the same period in 2012. Revenue in the 2013 period was due to deferred revenue related to the Revenue Participation Agreement, or Royalty Agreement, with RPI Finance Trust, or RPI, which was recognized in the period. We expect revenue to be higher in 2013 than in 2012 due to continued recognition of this deferred revenue.

Research and Development Expense

Research and development expense was $7.4 million for the three months ended March 31, 2013, as compared to $6.6 million for the same period in 2012, substantially all relating to the vosaroxin development program in each period. The increase between the periods was primarily due to an increase of $1.0 million in clinical trial expenses, partially offset by a reduction of $0.2 million in outside services and consulting costs.

General and Administrative Expense

General and administrative expense was $2.4 million for the three months ended March 31, 2013, as compared to $2.2 million for the same period in 2012. The increase between the periods was primarily due to an increase in personnel-related costs.

Interest Expense

Interest expense was $0.8 million for the three months ended March 31, 2013, as compared to $0.3 million for the same period in 2012. The increase in 2013 was due to the draw-down of the second tranche from Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, under the loan and security agreement, or the Loan Agreement, in September 2012.

Other Income (Expense), Net

Net other expense was $3.0 million for the three months ended March 31, 2013, as compared to $4.8 million for the same period in 2012. The amounts for each period were primarily comprised of non-cash charges for the revaluation of warrants issued in the 2010 Offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners and from research grants.

Our cash, cash equivalents and marketable securities totaled $61.0 million as of March 31, 2013, as compared to $71.2 million as of December 31, 2012. The decrease of $10.2 million was primarily due to $9.5 million of net cash used in operating activities and $0.7 million of principal payments against notes payable.

On August 11, 2011, we entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. We sold no shares of our common stock under the Sales Agreement in the three months ended March 31, 2013, and as of March 31, 2013, $3.9 million of common stock remained available to be sold under the Sales Agreement. On April 10, 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended. As of April 30, 2013, $33.9 million of common stock remained available to be sold under the Sales Agreement, as amended.

In October 2011, we entered into the Loan Agreement with the Lenders, and drew down the first tranche of $10.0 million from the Lenders. In September 2012, following the recommendation by the DSMB to increase the sample size for the VALOR trial, we drew the second tranche of $15.0 million from the Lenders. Payments under both tranches were interest-only until February 1, 2013, with the following 32 equal monthly payments of principal and interest being paid monthly in arrears through the scheduled maturity date of October 1, 2015. A final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or earlier under certain conditions.

Cash Flows

Net cash used in operating activities was $9.5 million for the three months ended March 31, 2013, as compared to $9.3 million for the same period in 2012. Net cash used in the 2013 period resulted primarily from the net loss of $11.6 million and changes in operating assets and liabilities of $1.7 million, partially offset by net adjustments for non-cash items of $3.8 million. Net cash used in the 2012 period resulted primarily from the net loss of $13.9 million and net adjustments for non-cash items of $5.5 million, partially offset by changes in operating assets and liabilities of $0.9 million.

Net cash provided by investing activities was $7.8 million for the three months ended March 31, 2013, as compared to $5.2 million for the same period in 2012. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2013, as compared to $32,000 for the same period in 2012. Net cash used in the 2013 period resulted primarily from principal payments under the Loan Agreement.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the Food and Drug Administration, or FDA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations, including interest(1)	$27,324	$10,577	$16,747	$—	$—
Operating lease obligations(2)	$248	$248	$—	$—	$—

(1)	Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

(2)	Operating lease obligations relate solely to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in December 2006, and was due to expire on April 30, 2013. In January 2013, we extended the lease to January 31, 2014.

The above amounts exclude potential payments under:

•

our 2003 license agreement with Dainippon, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Dainippon. We are also required to make royalty payments to Dainippon in the event that vosaroxin is commercialized.

•	our Royalty Agreement with RPI, pursuant to which we are required to make certain revenue participation payments in the event that vosaroxin is commercialized.

We also have agreements with contract research organizations, or CROs, clinical sites and other third party contractors for the conduct of our clinical trials. We generally make payments to these entities based upon the activities they perform related to the particular clinical trial. There are generally no penalty clauses for cancellation of these agreements if notice is duly given and payment is made for work performed by the third party under the related agreement.

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

Interest Rate and Market Risk

As of March 31, 2013 and December 31, 2012, we had $61.0 million and $71.2 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure.

The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of highly rated securities, including money market funds and U.S. and European government obligations and corporate debt securities. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Substantially all investments mature within approximately one year from the date of purchase. Our holdings of the securities of any one issuer, except obligations of the U.S. Treasury or U.S. Treasury guaranteed securities, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of the dates indicated, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total	Fair Value as of March 31, 2013
	0-3 months	Over 3 months
Available-for-sale securities	$26,826	$32,246	$59,072	$59,072
Average interest rate	0.2%	0.3%

	Expected Maturity		Total	Fair Value as of December 31, 2012
	0-3 months	Over 3 months
Available-for-sale securities	$30,849	$39,835	$70,684	$70,684
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of March 31, 2013 and December 31, 2012, we held investments denominated in Euros with an aggregate fair value of $4.4 million and $4.5 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive income (loss).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013.

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.*

We believe that with $61.0 million in cash and investments as of March 31, 2013, we currently have the resources to fund our operations through 2014.

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

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, including pursuant to our Sales Agreement with Cantor, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including the VALOR trial, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the quarter ended March 31, 2013 and the years ended December 31, 2012 and 2011 were $11.6 million, $44.0 million and $20.1 million, respectively. As of March 31, 2013, we had an accumulated deficit of $456.7 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

Vosaroxin requires precise, high quality manufacturing. We have observed visible particles during stability studies of two vosaroxin FDP lots. We have since identified a process impurity in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, can result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to control the impurity and thereby prevent particle formation. Five lots of vosaroxin API manufactured using a revised manufacturing process were formulated into FDP lots that have all completed up to 36 months of stability testing at room temperature without formation of particles. Twelve lots of FDP have been successfully manufactured using the API resulting from the improved process. All FDP lots made with the new API have passed quality testing, with nine having been released for use in the VALOR trial and three being produced for primary registration stability data. All lots have been placed on an International Conference on Harmonization compliant stability program. It will take time to evaluate whether or not our revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in FDP lots over the longer term, and to evaluate whether or not such control of particle formation can also be reliably and consistently achieved in subsequent lots over the shorter or longer term. If our changes in the manufacturing process do not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA and/or other regulatory bodies, which could include a temporary clinical hold of the VALOR trial until the issue has been resolved to their satisfaction.

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

In addition, the current sovereign debt crisis concerning certain European countries and related European financial restructuring efforts may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $4.4 million as of March 31, 2013, all of which was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and continuing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the three months ended March 31, 2013, our common stock traded as low as $3.92 and as high as $6.54, and in 2012, traded as low as $1.17 and as high as $6.85. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

The ownership of our capital stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.*

Our executive officers and directors together with their affiliates beneficially owned approximately 33.7% of our outstanding capital stock as of March 31, 2013, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 9, 2013	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance,
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Investor Rights Agreement, dated April 3, 2009, by and among the Registrant and the purchasers identified on the signature pages thereto	8-K	000-51531	4.1	4/3/2009

10.1	First Amendment of Sublease, dated January 14, 2013, by and between the Registrant and McKesson Specialty Care Distribution Joint Venture, LP (as successor in interest), for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.60	3/13/2013

10.2*	Sunesis Pharmaceuticals, Inc. 2013 Bonus Plan	8-K	000-51531	10.1	3/27/2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act	X

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act are deemed not filed for purposes of section 18 of the Exchange Act.