Form 10-Q
period 2013-06-30
SUNESIS PHARMACEUTICALS INC
filed 2013-08-02
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The registrant had 51,694,330 shares of common stock, $0.0001 par value per share, outstanding as of July 31, 2013.

SUNESIS PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,605	$14,940
Marketable securities	42,977	56,287
Prepaids and other current assets	998	1,705

Total current assets	50,580	72,932
Property and equipment, net	31	43
Deposits and other assets	23	42

Total assets	$50,634	$73,017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,109	$78
Accrued clinical expense	3,937	5,449
Accrued compensation	999	1,465
Other accrued liabilities	1,973	2,113
Current portion of deferred revenue	7,956	7,956
Current portion of notes payable	8,488	6,610
Warrant liability	9,776	8,070

Total current liabilities	35,238	31,741
Non-current portion of deferred revenue	7,690	11,668
Non-current portion of notes payable	13,492	17,651
Commitments
Stockholders’ equity (deficit):
Common stock	5	5
Additional paid-in capital	459,120	457,011
Accumulated other comprehensive income	—	38
Accumulated deficit	(464,911)	(445,097)

Total stockholders’ equity (deficit)	(5,786)	11,957

Total liabilities and stockholders’ equity (deficit)	$50,634	$73,017

(1)	The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$1,989	$1,500	$3,978	$1,500

Total revenues	1,989	1,500	3,978	1,500
Operating expenses:
Research and development	7,674	8,072	15,051	14,718
General and administrative	2,889	2,182	5,333	4,371

Total operating expenses	10,563	10,254	20,384	19,089

Loss from operations	(8,574)	(8,754)	(16,406)	(17,589)
Interest expense	(768)	(316)	(1,599)	(631)
Other income (expense), net	1,152	491	(1,809)	(4,283)

Net loss	(8,190)	(8,579)	(19,814)	(22,503)
Unrealized loss on available-for-sale securities	(17)	(13)	(38)	(24)

Comprehensive loss	$(8,207)	$(8,592)	$(19,852)	$(22,527)

Basic and diluted loss per common share:
Net loss:
Basic	$(8,190)	$(8,579)	$(19,814)	$(22,503)
Diluted	$(9,336)	$(9,332)	$(19,814)	$(22,503)
Shares used in computing net loss per common share:
Basic	51,630	46,953	51,609	46,873
Diluted	53,268	47,286	51,609	46,873
Net loss per common share:
Basic	$(0.16)	$(0.18)	$(0.38)	$(0.48)
Diluted	$(0.18)	$(0.20)	$(0.38)	$(0.48)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net loss	$(19,814)	$(22,503)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,864	1,145
Depreciation and amortization	12	16
Amortization of debt discount and debt issuance costs	340	138
Increase in fair value of warrant liability	1,706	4,126
Foreign exchange loss on marketable securities	9	151
Changes in operating assets and liabilities:
Prepaids and other assets	699	(53)
Accounts payable	2,031	(265)
Accrued clinical expense	(1,512)	1,612
Accrued compensation	(466)	(494)
Other accrued liabilities	75	1,000
Deferred revenue	(3,978)	—

Net cash used in operating activities	(19,034)	(15,127)

Cash flows from investing activities
Purchases of marketable securities	(19,245)	(9,325)
Proceeds from maturities of marketable securities	32,508	26,423

Net cash provided by investing activities	13,263	17,098

Cash flows from financing activities
Principal payments on notes payable	(2,809)	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	272
Proceeds from exercise of warrants, stock options and stock purchase rights	245	189

Net cash (used in) provided by financing activities	(2,564)	461

Net (decrease) increase in cash and cash equivalents	(8,335)	2,432
Cash and cash equivalents at beginning of period	14,940	9,311

Cash and cash equivalents at end of period	$6,605	$11,743

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2013, had cash, cash equivalents and marketable securities totaling $49.6 million and an accumulated deficit of $464.9 million.

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

Concentrations of Credit Risk

In accordance with its investment policy, the Company invests cash that is not currently being used for operational purposes. The policy allows for the purchase of low risk, debt securities issued by: (a) the United States and certain European governments and government agencies, and (b) highly rated banks and corporations, denominated in U.S. dollars, Euros or British pounds, subject to certain concentration limits. The policy limits maturities of securities purchased to no longer than 18 months and the weighted average maturity of the portfolio to nine months. Management believes these guidelines ensure both the safety and liquidity of any investment portfolio the Company may hold.

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

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

Management has determined that the Company operates as a single reportable segment.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of June 30, 2013, held investments denominated in Euros with an aggregate fair value of $4.4 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive income (loss).

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of June 30, 2013 and December 31, 2012.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss—basic	$(8,190)	$(8,579)	$(19,814)	$(22,503)
Adjustment for change in fair value of warrant liability	(1,146)	(753)	—	—

Net loss—diluted	$(9,336)	$(9,332)	$(19,814)	$(22,503)

Denominator:
Weighted-average common shares outstanding—basic	51,630	46,953	51,609	46,873
Dilutive effect of warrants	1,638	333	—	—

Weighted-average common shares outstanding—diluted	53,268	47,286	51,609	46,873

Net loss per common share:
Basic	$(0.16)	$(0.18)	$(0.38)	$(0.48)

Diluted	$(0.18)	$(0.20)	$(0.38)	$(0.48)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Warrants to purchase shares of common stock	6,878	7,355	9,996	11,025
Options to purchase shares of common stock	7,529	6,303	7,529	6,303

Outstanding securities not included in calculations	14,407	13,658	17,525	17,328

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$5,654	$—	$—	$5,654
U.S. corporate debt obligations	Level 2	15,704	—	(8)	15,696
U.S. commercial paper	Level 2	22,831	10	—	22,841
Foreign corporate debt obligations	Level 2	4,443	—	(3)	4,440

Total available-for-sale securities		48,632	10	(11)	48,631
Less amounts classified as cash equivalents		(5,654)	—	—	(5,654)

Amounts classified as marketable securities		$42,978	$10	$(11)	$42,977

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,397	$—	$—	$14,397
U.S. corporate debt obligations	Level 2	7,156	—	(2)	7,154
U.S. commercial paper	Level 2	44,592	44	—	44,636
Foreign corporate debt obligations	Level 2	4,501	—	(4)	4,497

Total available-for-sale securities		70,646	44	(6)	70,684
Less amounts classified as cash equivalents		(14,397)	—	—	(14,397)

Amounts classified as marketable securities		$56,249	$44	$(6)	$56,287

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

June 30, 2013	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$11	$22,524

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the six months ended June 30, 2013 and 2012.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	June 30, 2013	December 31, 2012
Inputs and assumptions:
Fair market value of Company’s common stock	$5.19	$4.20
Exercise price	$2.52	$2.52
Expected term (years)	2.3	2.8
Expected volatility	65.8%	78.7%
Risk-free interest rate	0.4%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$3.14	$2.59
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,118	3,118

Total estimated fair value of outstanding warrants (in thousands)	$9,776	$8,070

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

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and expected share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement. The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant Liability
Balance as of December 31, 2012	$8,070
Change in fair value of warrant liability	1,706

Balance as of June 30, 2013	$9,776

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

Aggregate future minimum payments due under the Loan Agreement as of June 30, 2013 were as follows (in thousands):

Period ending December 31,
2013	$5,288
2014	10,577
2015	8,814

Total minimum payments	24,679
Less amount representing interest	(2,488)

Notes payable, gross	22,191
Unamortized discount on notes payable	(681)
Accretion of final payment	470

Notes payable, balance	21,980
Current portion of notes payable	(8,488)

Non-current portion of notes payable	$13,492

In addition, a final payment equal to 3.75% of the aggregate amount drawn will be due on October 1, 2015, or such earlier date as specified in the Loan Agreement. The weighted average annual effective interest rate on the notes payable, including the amortization of the debt discounts and accretion of the final payments, is 13.9%.

7. Stockholders’ Equity

On August 11, 2011, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $20.0 million. On April 10, 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended. During the six months ended June 30, 2013, no shares of common stock were sold under the Sales Agreement, as amended. As of June 30, 2013, $33.9 million of common stock remained available to be sold under this facility.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Research and development	$590	$207	$800	$433
General and administrative	587	353	957	670

Employee stock-based compensation expense	1,177	560	1,757	1,103
Non-employee stock-based compensation expense	(64)	17	107	42

Total stock-based compensation expense	$1,113	$577	$1,864	$1,145

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 13, 2013.

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

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

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

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 712 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. We anticipate reaching full enrollment of the VALOR trial in 2013, and unblinding in the first half of 2014, after reaching 562 events in the trial and locking the final database.

We are also preparing the final clinical study reports and manuscripts for two completed clinical trials of vosaroxin: (a) a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and (b) a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dosing schedules of vosaroxin.

In March 2012, patient dosing commenced in the LI-1 trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LoDAC, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. In this trial sponsored by Cardiff University and conducted by the NCRI Haematological Oncology Study Group, several treatments, including two regimens containing vosaroxin, are being evaluated for the primary endpoints of overall survival, complete remission rate and duration of response. Treatment arms meeting efficacy criteria as determined by the Data Monitoring and Ethics Committee, or DMEC, at the first interim evaluation will be expanded initially from 50 to 100 patients per arm. A second interim evaluation will then take place, and for treatments showing promising survival trends, an additional 100 patients per arm will be enrolled, and the trial for these treatment arms will transition into a Phase 3 design with the primary endpoint of overall survival for an aggregate of 200 patients enrolled in each treatment arm versus 200 in the LoDAC control arm. In July 2013, we announced that the DMEC had completed its first planned interim evaluation of the trial’s vosaroxin mono-therapy arm and recommended that enrollment in the mono-therapy arm be discontinued. Enrollment of the first 50 patients in the combination arm of vosaroxin and LoDAC is now near completion and the first interim evaluation of this arm is expected to take place before year end.

In July 2013, we announced the initiation of a Phase 1/2 investigator-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS. The trial is being conducted at the MD Anderson Cancer Center at the University of Texas under the direction of Naval Daver, M.D., Assistant Professor, Department of Leukemia and Farhad Ravandi, M.D., Professor of Medicine, Department of Leukemia and a principal investigator in the VALOR trial. The primary endpoints of the Phase 1 trial are to determine the safety, maximum tolerated dose, and dose limiting toxicity of vosaroxin in combination with decitabine in patients with high-risk MDS or AML who are elderly and/or unable or unwilling to receive standard cytarabine plus anthracycline based chemotherapy. The primary endpoint of the Phase 2 trial is to determine the efficacy of the combination based on achievement of complete remission, or CR, and CR with incomplete blood count recovery, or CRi. Secondary endpoints include safety, CR duration, leukemia-free survival, and overall survival.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2013, we had cash, cash equivalents and marketable securities of $49.6 million and an accumulated deficit of $464.9 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2013 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

Revenue

Total revenue was $2.0 million and $4.0 million for the three and six months ended June 30, 2013, as compared to $1.5 million for each of the same periods in 2012. Revenue in each of the 2013 periods was due to deferred revenue related to the Revenue Participation Agreement, or Royalty Agreement, with RPI Finance Trust, or RPI, which was recognized in the related period. Revenue in the 2012 periods was due to the receipt of a payment of $1.5 million from Biogen Idec in June 2012 for the advancement of pre-clinical work under the Restated Biogen Idec Agreement. We expect revenue to be higher in 2013 than in 2012 due to continued recognition of deferred revenue under the Royalty Agreement.

Research and Development Expense

Research and development expense was $7.7 million and $15.1 million for the three and six months ended June 30, 2013, as compared to $8.1 million and $14.7 million for the same periods in 2012, substantially all relating to the vosaroxin development program in each period. The decrease between the comparable three month periods was primarily due to a decrease of $0.9 million in drug manufacturing costs, partially offset by an increase in clinical trial expenses of $0.5 million. The increase between the comparable six month periods was primarily due to increased clinical trial expenses.

General and Administrative Expense

General and administrative expense was $2.9 million and $5.3 million for the three and six months ended June 30, 2013, as compared to $2.2 million and $4.4 million for the same periods in 2012. The increases between the comparable three and six month periods were primarily due to an increase in personnel and professional service costs.

Interest Expense

Interest expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2013, as compared to $0.3 million and $0.6 million for the same period in 2012. The increase in the 2013 periods was due to the draw-down of the second tranche from Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, under the loan and security agreement, or the Loan Agreement, in September 2012.

Other Income (Expense), Net

Net other income was $1.2 million for the three ended June 30, 2013, as compared to $0.5 million for the same period in 2012. Net other expense was $1.8 million for the six months ended June 30, 2013, as compared to $4.3 million for the same period in 2012. The amounts for each period were primarily comprised of non-cash charges or credits for the revaluation of warrants issued in the 2010 Offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners and from research grants.

Our cash, cash equivalents and marketable securities totaled $49.6 million as of June 30, 2013, as compared to $71.2 million as of December 31, 2012. The decrease of $21.6 million was primarily due to $19.0 million of net cash used in operating activities and $2.8 million of principal payments against notes payable, offset by $0.2 million of proceeds from stock option and employee stock purchase plan exercises.

In August 2011, we entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended. During the six months ended June 30, 2013, no shares of our common stock were sold under the Sales Agreement, as amended. As of June 30, 2013, $33.9 million of common stock remained available to be sold under this facility.

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

Cash Flows

Net cash used in operating activities was $19.0 million for the six months ended June 30, 2013, as compared to $15.1 million for the same period in 2012. Net cash used in the 2013 period resulted primarily from the net loss of $19.8 million and changes in operating assets and liabilities of $3.2 million (including $4.0 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $3.9 million (including expenses of $1.7 million for the revaluation of warrants issued in the 2010 Offering and $1.9 million of stock-based compensation). Net cash used in the 2012 period resulted primarily from the net loss of $22.5 million, partially offset by net adjustments for non-cash items of $5.6 million (including expenses of $4.1 million for the revaluation of warrants issued in the 2010 Offering and $1.1 million of stock-based compensation), and changes in operating assets and liabilities of $1.8 million (primarily as a result of an increase in accrued clinical expenses related to the VALOR trial).

Net cash provided by investing activities was $13.3 million for the six months ended June 30, 2013, as compared to $17.1 million for the same period in 2012. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2013, as compared to $0.5 million provided by financing activities for the same period in 2012. Net cash used in the 2013 period resulted primarily from principal payments under the Loan Agreement. Net cash provided in the 2012 period was primarily from sales of our common stock through the Cantor facility.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations, including interest(1)	$24,679	$10,577	$14,102	$—	$—
Operating lease obligations(2)	$167	$167	$—	$—	$—

(1)	Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
(2)	Operating lease obligations relate solely to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in December 2006, and was due to expire on April 30, 2013. In January 2013, we extended the lease to January 31, 2014.

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

Interest Rate and Market Risk

As of June 30, 2013 and December 31, 2012, we had $49.6 million and $71.2 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure.

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

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of the dates indicated, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of June 30, 2013
Available-for-sale securities	$28,546	$20,086	$48,632
Average interest rate	0.3%	0.3%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2012
Available-for-sale securities	$30,849	$39,835	$70,684
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the Euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of June 30, 2013 and December 31, 2012, we held investments denominated in Euros with an aggregate fair value of $4.4 million and $4.5 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive income (loss).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 13, 2013.

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.*

We believe that with $49.6 million in cash and investments as of June 30, 2013, we currently have the resources to fund our operations through 2014.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011 were $19.8 million, $44.0 million and $20.1 million, respectively. As of June 30, 2013, we had an accumulated deficit of $464.9 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. On March 31, 2011, the only remaining collaboration agreement, which was with Biogen Idec, was amended and restated to provide for the discovery, development and commercialization of small molecule inhibitors of a unique preclinical kinase inhibitor program involved in immunology. Concurrently, we entered into a license agreement with Millennium, under which we granted Millennium exclusive licenses for the development of our oral, selective pan-Raf kinase inhibitor and one additional undisclosed kinase inhibitor program in the field of oncology. While we are entitled to certain pre-commercialization event-based and royalty payments under each of the Restated Biogen Idec Agreement and Millennium Agreement, we cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all.

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

Vosaroxin requires precise, high quality manufacturing. We have observed visible particles during stability studies of two vosaroxin FDP lots. We have since identified process impurities in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, may result in the formation of particles over time. As a response to these findings, we implemented a revised manufacturing process to control the impurities and thereby minimize particle formation. Five lots of vosaroxin API manufactured using a revised manufacturing process were formulated into FDP lots that have all completed up to 36 months of stability testing at room temperature without formation of particles. Twelve lots of FDP have been successfully manufactured using the API resulting from the improved process. All FDP lots made with the new API have passed quality testing, with nine having been released for use in the VALOR trial and three being produced for primary registration stability data. All lots have been placed on an International Conference on Harmonization compliant stability program. It will take time to evaluate whether or not our revised manufacturing process for vosaroxin API will be successful in stopping the formation of particles in FDP lots over the longer term, and to evaluate whether or not such control of particle formation can also be reliably and consistently achieved in subsequent lots over the shorter or longer term. If our changes in the manufacturing process do not adequately control the formation of visible particles, we will need to discuss other possibilities with the FDA and/or other regulatory bodies, which could include a temporary clinical hold of the VALOR trial until the issue has been resolved to their satisfaction.

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

The vosaroxin composition of matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In November 2010, the U.S. Patent and Trademark Office, or USPTO, granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple European Patent Convention, or EPC, member states. These patents are due to expire in 2025. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which is due to expire in 2025 in multiple EPC member states. In June 2011, the USPTO granted us a similar patent, which is due to expire in 2026. In August 2011, the USPTO granted us a patent covering methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a substantial patent term adjustment, which extends its term through late 2026. In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. In March 2012, the USPTO granted us a patent covering certain compositions related to vosaroxin, which is due to expire in 2030. Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Dainippon, the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement could also further erode the profitability of this product.

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

In addition, the current sovereign debt crisis concerning certain European countries and related European financial restructuring efforts may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $4.4 million as of June 30, 2013, all of which was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and continuing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the six months ended June 30, 2013, our common stock traded as low as $3.92 and as high as $6.54, and in 2012, traded as low as $1.17 and as high as $6.85. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;

•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin, including investigator-sponsored trials;

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

The ownership of our capital stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.*

Our executive officers and directors together with their affiliates beneficially owned approximately 33.7% of our outstanding capital stock as of June 30, 2013, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 2, 2013	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance,
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

10.1	Amendment to Sales Agreement, dated August 11, 2011, by and between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013.	8-K	000-51531	10.1	4/10/2013

10.2	Termination and Registration Rights Agreement, dated June 7, 2013, by and among the Registrant and the purchasers identified on the signature pages thereto.	8-K	000-51531	10.1	6/11/2013

10.3*	Non-employee Director Compensation Information					X

21.1	List of Subsidiaries					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act	X

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act are deemed not filed for purposes of section 18 of the Exchange Act.