Form 10-Q
period 2013-09-30
SUNESIS PHARMACEUTICALS INC
filed 2013-11-12
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The registrant had 53,982,501 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2013.

SUNESIS PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$21,732	$14,940
Marketable securities	23,766	56,287
Prepaids and other current assets	1,014	1,705

Total current assets	46,512	72,932
Property and equipment, net	27	43
Deposits and other assets	16	42

Total assets	$46,555	$73,017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,459	$78
Accrued clinical expense	4,838	5,449
Accrued compensation	1,302	1,465
Other accrued liabilities	1,973	2,113
Current portion of deferred revenue	7,956	7,956
Current portion of notes payable	8,750	6,610
Warrant liability	9,054	8,070

Total current liabilities	35,332	31,741
Non-current portion of deferred revenue	5,701	11,668
Non-current portion of notes payable	11,299	17,651
Commitments
Stockholders’ equity (deficit):
Common stock	5	5
Additional paid-in capital	466,727	457,011
Accumulated other comprehensive income	9	38
Accumulated deficit	(472,518)	(445,097)

Total stockholders’ equity (deficit)	(5,777)	11,957

Total liabilities and stockholders’ equity (deficit)	$46,555	$73,017

(1)	The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$1,989	$265	$5,967	$1,765

Total revenues	1,989	265	5,967	1,765
Operating expenses:
Research and development	6,957	6,878	22,008	21,596
General and administrative	2,807	2,331	8,140	6,702

Total operating expenses	9,764	9,209	30,148	28,298

Loss from operations	(7,775)	(8,944)	(24,181)	(26,533)
Interest expense	(695)	(385)	(2,294)	(1,016)
Other income (expense), net	863	(8,067)	(946)	(12,350)

Net loss	(7,607)	(17,396)	(27,421)	(39,899)
Unrealized gain (loss) on available-for-sale securities	9	2	(29)	(22)

Comprehensive loss	$(7,598)	$(17,394)	$(27,450)	$(39,921)

Basic and diluted loss per common share:
Net loss:
Basic	$(7,607)	$(17,396)	$(27,421)	$(39,899)
Diluted	$(8,329)	$(17,396)	$(27,421)	$(39,899)
Shares used in computing net loss per common share:
Basic	51,698	47,398	51,639	47,049
Diluted	53,271	47,398	51,639	47,049
Net loss per common share:
Basic	$(0.15)	$(0.37)	$(0.53)	$(0.85)
Diluted	$(0.16)	$(0.37)	$(0.53)	$(0.85)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities
Net loss	$(27,421)	$(39,899)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	2,897	2,019
Depreciation and amortization	16	24
Amortization of debt discount and debt issuance costs	488	221
Increase in fair value of warrant liability	984	12,276
Foreign exchange (gain) loss on marketable securities	(174)	34
Changes in operating assets and liabilities:
Prepaids and other assets	679	(106)
Accounts payable	1,381	529
Accrued clinical expense	(611)	2,293
Accrued compensation	(163)	(197)
Other accrued liabilities	169	(188)
Deferred revenue	(5,967)	21,613

Net cash used in operating activities	(27,722)	(1,381)

Cash flows from investing activities
Purchases of marketable securities	(22,602)	(35,290)
Proceeds from maturities of marketable securities	55,268	35,109

Net cash provided by (used in) investing activities	32,666	(181)

Cash flows from financing activities
Proceeds from notes payable, net	—	14,982
Principal payments on notes payable	(4,971)	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	6,574	15,252
Fair value of warrants issued in connection with royalty agreement	—	3,122
Proceeds from exercise of warrants, stock options and stock purchase rights	245	520

Net cash provided by financing activities	1,848	33,876

Net increase in cash and cash equivalents	6,792	32,314
Cash and cash equivalents at beginning of period	14,940	9,311

Cash and cash equivalents at end of period	$21,732	$41,625

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In September 2013, the Company completed enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia (the “VALOR trial”).

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2013, had cash, cash equivalents and marketable securities totaling $45.5 million and an accumulated deficit of $472.5 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Bermuda) Ltd., which was incorporated in Bermuda on June 28, 2013. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of September 30, 2013, held investments denominated in Euros with an aggregate fair value of $4.6 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive income (loss).

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of September 30, 2013 and December 31, 2012.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss—basic	$(7,607)	$(17,396)	$(27,421)	$(39,899)
Adjustment for change in fair value of warrant liability	(722)	—	—	—

Net loss—diluted	$(8,329)	$(17,396)	$(27,421)	$(39,899)

Denominator:
Weighted-average common shares outstanding—basic	51,698	47,398	51,639	47,049
Dilutive effect of warrants	1,573	—	—	—

Weighted-average common shares outstanding—diluted	53,271	47,398	51,639	47,049

Net loss per common share:
Basic	$(0.15)	$(0.37)	$(0.53)	$(0.85)

Diluted	$(0.16)	$(0.37)	$(0.53)	$(0.85)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Warrants to purchase shares of common stock	6,878	11,087	9,996	11,087
Options to purchase shares of common stock	7,512	6,267	7,512	6,267

Outstanding securities not included in calculations	14,390	17,354	17,508	17,354

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$12,956	$—	$—	$12,956
U.S. corporate debt obligations	Level 2	11,036	3	(1)	11,038
U.S. commercial paper	Level 2	9,592	8	—	9,600
Foreign corporate debt obligations	Level 2	4,629	—	(1)	4,628

Total available-for-sale securities		38,213	11	(2)	38,222
Less amounts classified as cash equivalents		(14,456)	—	—	(14,456)

Amounts classified as marketable securities		$23,757	$11	$(2)	$23,766

December 31, 2012	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,397	$—	$—	$14,397
U.S. corporate debt obligations	Level 2	7,156	—	(2)	7,154
U.S. commercial paper	Level 2	44,592	44	—	44,636
Foreign corporate debt obligations	Level 2	4,501	—	(4)	4,497

Total available-for-sale securities		70,646	44	(6)	70,684
Less amounts classified as cash equivalents		(14,397)	—	—	(14,397)

Amounts classified as marketable securities		$56,249	$44	$(6)	$56,287

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

September 30, 2013	Gross Unrealized Losses	Estimated Fair Value
Corporate debt obligations	$2	$7,714

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the nine months ended September 30, 2013 and 2012.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	September 30, 2013	December 31, 2012
Inputs and assumptions:
Fair market value of Company’s common stock	$4.96	$4.20
Exercise price	$2.52	$2.52
Expected term (years)	2.0	2.8
Expected volatility	67.8%	78.7%
Risk-free interest rate	0.3%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$2.90	$2.59
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,118	3,118

Total estimated fair value of outstanding warrants (in thousands)	$9,054	$8,070

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

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and expected share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement. The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the period indicated (in thousands):

Warrant Liability
Balance as of December 31, 2012	$8,070
Change in fair value of warrant liability	984

Balance as of September 30, 2013	$9,054

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

Aggregate future minimum payments due under the Loan Agreement as of September 30, 2013 were as follows (in thousands):

Period ending December 31,
2013	$2,644
2014	10,577
2015	8,814

Total minimum payments	22,035
Less amount representing interest	(2,006)

Notes payable, gross	20,029
Unamortized discount on notes payable	(544)
Accretion of final payment	564

Notes payable, balance	20,049
Current portion of notes payable	(8,750)

Non-current portion of notes payable	$11,299

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

During the nine months ended September 30, 2013, the Company sold an aggregate of 1,426,576 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $6.8 million and net proceeds of $6.6 million, after deducting Cantor’s commission. As of September 30, 2013, $27.1 million of common stock remained available to be sold under this facility.

In October 2013, the Company sold an aggregate of 925,843 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $5.06 per share for gross proceeds of $4.7 million and net proceeds of $4.5 million, after deducting Cantor’s commission. As of October 31, 2013, $22.4 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$402	$300	$1,202	$733
General and administrative	528	359	1,486	1,029

Employee stock-based compensation expense	930	659	2,688	1,762
Non-employee stock-based compensation expense	103	215	209	257

Total stock-based compensation expense	$1,033	$874	$2,897	$2,019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 13, 2013.

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

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. In September 2013, we completed enrollment of the VALOR trial. We anticipate unblinding of the VALOR trial in the second quarter of 2014, after reaching 562 events in the trial and locking the final database.

We are also preparing the final clinical study reports and manuscripts for two completed clinical trials of vosaroxin: a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dosing schedules of vosaroxin.

In March 2012, patient dosing commenced in the LI-1 trial, a Phase 2/3 randomized, controlled, multi-center trial evaluating novel treatment regimens against low-dose cytarabine, or LoDAC, in patients older than 60 years with AML or high-risk myelodysplastic syndrome, or MDS. In this trial sponsored by Cardiff University and conducted by the NCRI Haematological Oncology Study Group, several treatments, including two regimens containing vosaroxin, are being evaluated for the primary endpoints of overall survival, complete remission rate and duration of response. Treatment arms meeting efficacy criteria as determined by the Data Monitoring and Ethics Committee, or DMEC, at the first interim evaluation will be expanded from 50 to 100 patients per arm. A second interim evaluation will then take place, and for treatments showing promising survival trends, an additional 100 patients per arm will be enrolled, and the trial for these treatment arms will transition into a Phase 3 design with the primary endpoint of overall survival for an aggregate of 200 patients enrolled in each treatment arm versus 200 in the LoDAC control arm. In July 2013, we announced that the DMEC had completed its first planned interim evaluation of the trial’s vosaroxin mono-therapy arm and recommended that enrollment in the mono-therapy arm be discontinued. Enrollment of the first 50 patients in the combination arm of vosaroxin and LoDAC has now been completed and the first interim evaluation of this arm is expected to take place before year end.

In July 2013, we announced the initiation of a Phase 1/2 investigator-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS. The trial is being conducted at the MD Anderson Cancer Center Department of Leukemia at the University of Texas under the direction of Naval Daver, M.D., Assistant Professor, and Farhad Ravandi, M.D., Professor of Medicine and a principal investigator in the VALOR trial. The primary endpoints of the Phase 1 cohort of the study are to determine the safety, maximum tolerated dose, or MTD, and dose limiting toxicity, or DLT, of vosaroxin in combination with decitabine in patients with high-risk MDS or AML who are elderly and/or unable or unwilling to receive standard cytarabine plus anthracycline based chemotherapy. The primary endpoint of the Phase 2 cohort of the study is to determine the efficacy of the combination based on achievement of complete remission, or CR, and CR with incomplete blood count recovery, or CRi. Secondary endpoints include safety, CR duration, leukemia-free survival, and overall survival. In October 2013, we announced the commencement of the Phase 2 portion of the study.

In October 2013, we announced the initiation of a Phase 1/2 investigator-sponsored trial of vosaroxin in adult patients with previously treated intermediate-2 or high-risk MDS. The trial is being conducted at Weill Cornell Medical College and New York-Presbyterian Hospital under the direction of Gail J. Roboz, M.D., Associate Professor of Medicine and Director of the Leukemia Program. The Phase 1/2, open-label, dose escalating trial is expected to enroll up to 40 patients with MDS who have previously failed treatment with hypomethylating agent-based therapy. Patient cohorts will initially receive escalating doses of vosaroxin over each 28 day treatment cycle. Once the MTD is determined, an expanded evaluation of safety and hematologic response or improvement rate at this dose level will be conducted in additional subjects, so that the total number of subjects exposed to this dose level increases to up to 15 subjects. In addition to MTD and DLT, study endpoints include the rate of complete remission, partial remission, hematologic improvement and blood transfusion requirements.

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2013, we had cash, cash equivalents and marketable securities of $45.5 million and an accumulated deficit of $472.5 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

We believe that we currently have the resources to fund our operations beyond data read-out of the VALOR trial. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin, and expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2013 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview of Revenues

We have not generated, and do not expect to generate in the foreseeable future, any revenue from sales of commercial products. We cannot predict whether we will receive any milestone or royalty payments from licensing or collaboration agreements in the foreseeable future, or at all.

Overview of Operating Expenses

Research and Development Expense

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

Results of Operations

Revenue

Total revenue was $2.0 million and $6.0 million for the three and nine months ended September 30, 2013, as compared to $0.3 million and $1.8 million for the same periods in 2012. Revenue in each of the 2013 periods was due to deferred revenue related to the Revenue Participation Agreement, or Royalty Agreement, with RPI Finance Trust, or RPI, which was recognized in the related period. Revenue in the nine months ended September 30, 2012 was primarily due to the receipt of a payment of $1.5 million from Biogen Idec in June 2012 for the advancement of pre-clinical work under the Restated Biogen Idec Agreement. We expect revenue to be higher in 2013 than in 2012 due to continued recognition of deferred revenue under the Royalty Agreement.

Research and Development Expense

Research and development expense was $7.0 million and $22.0 million for the three and nine months ended September 30, 2013, as compared to $6.9 million and $21.6 million for the same periods in 2012. Substantially all research and development expense in each period relates to the vosaroxin development program. The increase between the comparable three month periods was primarily due to an increase of $0.4 million in personnel costs, offset by a $0.4 million decrease in drug manufacturing costs. The increase between the comparable nine month periods was primarily due to an increase of $1.6 million in clinical trial expenses and $0.8 million in personnel costs, partially offset by decreases of $1.1 million in drug manufacturing costs and $0.8 million in other outside services and consulting costs. We expect aggregate research and development expense in 2013 to be similar to 2012. Research and development expense in 2014 will depend greatly on the outcome of the VALOR trial.

General and Administrative Expense

General and administrative expense was $2.8 million and $8.1 million for the three and nine months ended September 30, 2013, as compared to $2.3 million and $6.7 million for the same periods in 2012. The increases between the comparable three and nine month periods were primarily due to increases in professional services and personnel costs. We expect general and administrative expense to be higher in 2013 as a whole than in 2012 for the same reasons. General and administrative expense in 2014 will depend greatly on the outcome of the VALOR trial.

Interest Expense

Interest expense was $0.7 million and $2.3 million for the three and nine months ended September 30, 2013, as compared to $0.4 million and $1.0 million for the same periods in 2012. The increase in the 2013 periods was due to the draw-down of the $15.0 million second tranche from Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, under the loan and security agreement, or the Loan Agreement, in September 2012.

Other Income (Expense), Net

Net other income was $0.9 million for the three months ended September 30, 2013, as compared to net other expense of $8.1 million for the same period in 2012. Net other expense was $0.9 million for the nine months ended September 30, 2013, as compared to $12.4 million for the same period in 2012. The amounts for each period were primarily comprised of non-cash charges or credits for the revaluation of warrants issued in connection with the 2010 Offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock, debt financings, the receipt of funds from our collaboration partners and from research grants.

Our cash, cash equivalents and marketable securities totaled $45.5 million as of September 30, 2013, as compared to $71.2 million as of December 31, 2012. The decrease of $25.7 million was primarily due to $27.7 million of net cash used in operating activities and $5.0 million of principal payments against notes payable, partially offset by $6.6 million of net proceeds from sales of our common stock through a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as amended.

In August 2011, we entered into the Sales Agreement, with Cantor as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During the nine months ended September 30, 2013, we sold an aggregate of 1,426,576 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $6.8 million and net proceeds of $6.6 million, after deducting Cantor’s commission. As of September 30, 2013, $27.1 million of common stock remained available to be sold under this facility.

Cash Flows

Net cash used in operating activities was $27.7 million for the nine months ended September 30, 2013, as compared to $1.4 million for the same period in 2012. Net cash used in the 2013 period resulted primarily from the net loss of $27.4 million and changes in operating assets and liabilities of $4.5 million (including $6.0 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $4.2 million (including expenses of $2.9 million for stock-based compensation and $1.0 million for the revaluation of warrants issued in the 2010 Offering). Net cash used in the 2012 period resulted primarily from the net loss of $39.9 million, partially offset by net adjustments for non-cash items of $14.6 million (including expenses of $12.3 million for the revaluation of warrants issued in the 2010 Offering and $2.0 million of stock-based compensation), and changes in operating assets and liabilities of $23.9 million, primarily as a result of a net increase in deferred revenue of $21.6 million related to the receipt of the $25.0 million payment from RPI, and an increase of $2.3 million in accrued clinical expenses related to the VALOR trial.

Net cash provided by investing activities was $32.7 million for the nine months ended September 30, 2013, as compared to net cash used of $0.2 million for the same period in 2012. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, offset by purchases of marketable securities.

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2013, as compared to $33.9 million for the same period in 2012. Net cash provided in the 2013 period resulted primarily from net proceeds of $6.6 million from sales of our common stock through Cantor and $0.2 million from the exercise of stock options and stock purchase rights, partially offset by principal payments under the Loan Agreement of $5.0 million. Net cash provided in the 2012 period included net proceeds from the draw-down of the second tranche of $15.0 million under the Loan Agreement, $15.3 million from sales of our common stock through Cantor, $3.1 million of the $25.0 million received from RPI that was allocated to the fair value of warrants issued to RPI, and $0.5 million from the exercise of warrants, stock options and stock purchase rights.

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

Our future funding requirements will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	need for additional or expanded clinical trials;

•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	extent of our other development activities;

•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	effect of competing technological and market developments; and

•	costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

We believe that we currently have the resources to fund our operations beyond data read-out of the VALOR trial. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$22,973	$10,577	$12,396	$—	$—
Operating lease obligations(2)	$95	$95	$—	$—	$—

(1)	Includes interest and final payment of 3.75% of the aggregate amount drawn. Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
(2)	Operating lease obligations relate solely to the lease of approximately 15,000 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in December 2006, and was due to expire on April 30, 2013. In January 2013, we extended the lease to January 31, 2014.

The above amounts exclude potential payments under:

•	our 2003 license agreement with Dainippon, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Dainippon. We are also required to make royalty payments to Dainippon in the event that vosaroxin is commercialized.

•	our Royalty Agreement with RPI, pursuant to which we are required to make certain revenue participation payments in the event that vosaroxin is commercialized.

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

Interest Rate and Market Risk

As of September 30, 2013 and December 31, 2012, we had $45.5 million and $71.2 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure.

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

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of the dates indicated, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of September 30, 2013
Available-for-sale securities	$16,261	$21,960	$38,222
Average interest rate	0.1%	0.3%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2012
Available-for-sale securities	$30,849	$39,835	$70,684
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the Euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of September 30, 2013 and December 31, 2012, we held investments denominated in Euros with an aggregate fair value of $4.6 million and $4.5 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.*

We believe that with $45.5 million in cash and investments as of September 30, 2013, we currently have the resources to fund our operations beyond data read-out of the VALOR trial.

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

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, including pursuant to our Sales Agreement with Cantor, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011 were $27.4 million, $44.0 million and $20.1 million, respectively. As of September 30, 2013, we had an accumulated deficit of $472.5 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin if the VALOR trial is successful, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin active pharmaceutical ingredient, or API, and finished drug product, or FDP, to supply us with our vosaroxin API and FDP. If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of vosaroxin could be halted or significantly delayed.*

We do not currently own or operate manufacturing facilities and lack the capability to manufacture vosaroxin on a clinical or commercial scale. As a result, we rely on third parties to manufacture vosaroxin API and FDP. The vosaroxin API is classified as a cytotoxic substance, limiting the number of available manufacturers for both API and FDP.

We currently rely on two contract manufacturers for the vosaroxin API. We also currently rely on a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API and FDP needs for the foreseeable future.

Vosaroxin requires precise, high quality manufacturing. For example, in the past, we observed visible particles during stability studies of two vosaroxin FDP lots which resulted from process impurities in the vosaroxin API that, when formulated into the packaged vial of the vosaroxin FDP, resulted in the formation of these particles. We have since addressed this issue by the implementation of a revised manufacturing process to control the impurities and thereby minimize particle formation, however, there is no assurance that similar issues will not arise in the future as we prepare for regulatory approval and potential commercialization of vosaroxin.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, vosaroxin.

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

In addition, the current sovereign debt crisis concerning certain European countries and related European financial restructuring efforts may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $4.6 million as of September 30, 2013, all of which was invested in corporate debt securities. Recent rating agency downgrades on European sovereign debt and continuing concern over the potential default of European government issuers has further contributed to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the nine months ended September 30, 2013, our common stock traded as low as $3.92 and as high as $6.54, and in 2012, traded as low as $1.17 and as high as $6.85. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

The ownership of our capital stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.*

Our executive officers and directors together with their affiliates beneficially owned approximately 32.9% of our outstanding capital stock as of September 30, 2013, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 12, 2013	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant.	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	S-8	333-160528	3.4	7/10/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4 above.

4.2	Specimen Common Stock certificate of the Registrant.	10-K	000-51531	4.2	3/29/2011

10.1	Second Amendment to Loan and Security Agreement, dated October 18, 2011, by and between the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated September 23, 2013.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.