Form 10-K
period 2013-12-31
SUNESIS PHARMACEUTICALS INC
filed 2014-03-06
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.) Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2013, as reported by The Nasdaq Stock Market, was $161,231,319. The calculation of the aggregate market value of voting and non-voting stock excludes 20,598,608 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of March 4, 2014, was 60,094,843.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2013.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including our plans with respect to unblinding the VALOR trial, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “could,” “estimates,” “expects,” “intend,” “look forward,” “may,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term refers only to the parent company.

ITEM 1.	BUSINESS

General

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our efforts are currently focused primarily on the development of vosaroxin for the treatment of acute myeloid leukemia, or AML. Vosaroxin is a first-in-class anti-cancer quinolone derivative, or AQD—a class of compounds that has not been used previously for the treatment of cancer. In earlier studies, vosaroxin has been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. We have built a highly experienced cancer drug development organization committed to advancing vosaroxin in multiple indications to improve the lives of people with cancer.

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

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. In September 2013, we completed enrollment of 712 patients in the VALOR trial, which included a 5% over-enrollment factor. We anticipate unblinding of the VALOR trial in the third quarter of 2014, after reaching 562 events in the VALOR trial and locking the final database.

We are also preparing the final clinical study reports and manuscripts for two completed clinical trials of vosaroxin: a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dosing schedules of vosaroxin.

In the second half of 2013, we announced the initiation of three Phase 1/2 investigator-sponsored trials of vosaroxin, either as a standalone therapy or in combination with approved compounds, in various indications of AML and high-risk myelodysplastic syndrome, or MDS. The trials are being conducted at the University of Texas MD Anderson Cancer Center, Weill Cornell Medical College and New York-Presbyterian Hospital, and the Washington University School of Medicine.

We own worldwide development and commercialization rights to vosaroxin. In 2009, vosaroxin received orphan drug designation for the treatment of AML from the U.S. Food and Drug Administration, or FDA and in 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. We have been granted, or notified of allowance of, a number of key patents for vosaroxin, details of which are provided in the “Intellectual Property” section below.

In January 2014, we announced the expansion of our oncology franchise through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen Idec, is for global commercial rights to SNS-062, a potent and selective non-covalently binding oral inhibitor of Bruton’s tyrosine kinase, or BTK. BTK is a mediator of B-cell receptor signaling that is integral to the pathogenesis of B-cell malignancies. With preclinical characteristics and activity distinct from compounds in the same class, SNS-062 may hold potential as a differentiated treatment for B-cell malignancies and other blood cancers. If the results of toxicology studies are satisfactory, we anticipate filing an investigational new drug, or IND, application for SNS-062 with the FDA in 2015 to begin human clinical trials.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, is for global commercial rights to several potential first-in-class, pre-clinical inhibitors of the novel target phosphoinositide-dependent kinase-1, or PDK1. PDK1 is a key kinase and mediator of PI3K/AKT signaling, a pathway involved in cell growth, proliferation, differentiation, motility and survival. PDK1 inhibitors are expected to have unique effects on survival and invasion signaling and to be broadly active in both hematologic and solid tumor malignancies. We anticipate selecting a lead PDK1 development candidate to take into IND-enabling studies by the end of 2014.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen Idec and Sunesis. The PDK1 program was subsequently purchased by and exclusively licensed to Millennium in 2011 along with the more advanced program, MLN2480, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Millennium Phase 1, multicenter dose escalation study. We currently expect SNS-062 and the PDK1 inhibitors will be developed exclusively by Sunesis.

Our Strategy

We plan to continue to build Sunesis into a leading biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers by:

•	obtaining regulatory approval to market vosaroxin as a treatment for relapsed or refractory AML in the United States, Europe and other major markets;

•	building a commercial infrastructure in order to promote and market vosaroxin in the United States and other major markets as a treatment for AML;

•	leveraging potential partners and distributors to commercialize vosaroxin in selective international markets;

•	establishing vosaroxin as the new standard of care for patients with relapsed or refractory AML;

•	exploring the broader potential of vosaroxin, beyond our pivotal indication, in different patient segments within AML and MDS through investigator sponsored studies;

•	investing in additional clinical testing to evaluate vosaroxin for additional AML indications, MDS, other hematologic malignancies and solid tumors;

•	leveraging our strong intellectual property protection over vosaroxin in order to expand the vosaroxin program beyond its lead AML indication;

•	supporting our multi-kinase inhibitor programs with Millennium in oncology and Biogen Idec for immunology indications;

•	conducting IND-enabling studies for our BTK inhibitor, SNS-062, with a view to commencing human clinical trials for this compound in 2015;

•	conducting preclinical work on our in-licensed PDK1 inhibitor program with the goal of selecting a lead PDK1 development candidate to take into IND-enabling studies in 2014;

•	continuing to expand and develop our oncology-focused pipeline through further licensing or collaboration arrangements and research and development; and

•	investing in internal discovery programs for the development of novel small molecule therapeutics.

Development Pipeline

The following chart summarizes our development pipeline:

Vosaroxin

Background. Vosaroxin is a first-in-class AQD—a class of compounds that has not been used previously for the treatment of cancer. In earlier studies, vosaroxin has been shown to mediate anti-tumor activity by targeting mammalian topoisomerase II, an enzyme critical for cell replication. We licensed worldwide development and commercialization rights to vosaroxin from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in 2003.

Mechanism of Action. Vosaroxin acts by DNA intercalation and inhibition of topoisomerase II in replicating cancer cells. The resulting site-selective DNA damage rapidly causes the cancer cells to stop dividing and die. In preclinical studies, vosaroxin demonstrated broad anti-tumor activity and exhibited additive or synergistic activity when combined with several therapeutic agents currently used in the treatment of cancer, including cytarabine. Clinical activity is observed in both solid and hematologic malignancies.

Development Opportunity. Our goal is to establish vosaroxin in combination with cytarabine as the standard of care for patients with relapsed or refractory AML. Beyond the primary indication in the VALOR trial, we are exploring the broader potential of vosaroxin in different patient segments within AML and MDS through investigator-sponsored studies. Based on the results of our VALOR trial, investigator-sponsored trials, regulatory and competitive concerns, our financial resources and various other factors, we may further invest in the development and clinical testing of vosaroxin for related disease areas and indications such as other AML populations, MDS, other hematologic malignancies and solid tumors.

Vosaroxin Clinical Trials in AML

VALOR. In December 2010, we commenced enrollment of the VALOR trial, a Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine to evaluate overall survival in patients with relapsed or refractory AML, which is being conducted at more than 100 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. In September 2012, following the recommendation of the trial’s independent DSMB after their completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. In September 2013, we completed enrollment of 712 patients in the VALOR trial, which included a 5% over-enrollment factor. We anticipate unblinding of the VALOR trial in the third quarter of 2014, after reaching 562 events in the trial and locking the final database.

Phase 2 Combination. We are currently preparing the final clinical study report and manuscript for a completed Phase 1b/2 clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML. The trial was designed to evaluate the safety, pharmacokinetics and anti-leukemic activity of escalating doses of vosaroxin administered in combination with cytarabine given either as a continuous intravenous, or IV, infusion or a two-hour IV infusion. A pooled set of 69 patients with first relapsed (n=36) or primary refractory (n=33) AML were evaluated for efficacy outcomes. The median overall survival was 6.9 months, the complete remission, or CR, rate was 26%, and the combined complete remission rate was 29% including CR, CR without full platelet recovery, or CRp, and CR with incomplete recovery, or CRi. The two regimens of vosaroxin in combination with cytarabine were generally well tolerated. The most common severe non-hematologic toxicities were related to infections. Severe stomatitis or oral mucositis was observed in approximately 15% of patients, and was manageable with standard supportive care. All-cause mortality was low, at 3% at 30 days and 9% at 60 days.

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

Vosaroxin Clinical Trials in Ovarian Cancer and Other Solid Tumors

In 2010, we completed a Phase 2 single-agent trial of vosaroxin in platinum-resistant ovarian cancer. Three dosing levels in two treatment schedules were studied, and encouraging, durable anti-tumor activity was observed across all doses. For patients on dosing levels of 48, 60 and 75 mg/m2, the overall response rate, or ORR, was 11%, 11% and 9%, respectively; disease control, defined as stable disease for 12 weeks or more, was 46%, 46% and 51%, respectively; and the median progression-free survival, or PFS, was 83, 61 and 103 days, respectively. Based on clinical activity and tolerability, the 60 mg/m2 dose and schedule was selected for future consideration. Overall, vosaroxin was generally well tolerated, with more than 10% of patients experiencing severe neutropenia, febrile neutropenia, fatigue, and anemia.

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

Vosaroxin Investigator Sponsored Clinical Trials

MD Anderson. In July 2013, we announced the initiation of an investigator-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS. The Phase 1/2 trial is being conducted at the University of Texas MD Anderson Cancer Center under the direction of Naval Daver, M.D., Assistant Professor, and Farhad Ravandi, M.D., Professor of Medicine and a principal investigator in the VALOR trial. The primary endpoints of the Phase 1 cohort of the study are to determine the safety, maximum tolerated dose, or MTD, and dose limiting toxicity, or DLT, of vosaroxin in combination with decitabine in patients with high-risk MDS or AML who are elderly and/or unable or unwilling to receive standard cytarabine plus anthracycline based chemotherapy. The primary endpoint of the Phase 2 cohort of the study is to determine the efficacy of the combination based on achievement of CR, and CR with incomplete blood count recovery, or CRi. Secondary endpoints include safety, CR duration, leukemia-free survival, and overall survival. In October 2013, we announced the commencement of the Phase 2 portion of the study.

Weill Cornell. In October 2013, we announced the initiation of a second investigator-sponsored trial of vosaroxin in adult patients with previously treated intermediate-2 or high-risk MDS. The trial is being conducted at Weill Cornell Medical College and New York-Presbyterian Hospital under the direction of Gail J. Roboz, M.D., Associate Professor of Medicine and Director of the Leukemia Program. The Phase 1/2, open-label, dose escalating trial is expected to enroll up to 40 patients with MDS who have previously failed treatment with hypomethylating agent-based therapy. Patient cohorts will initially receive escalating doses of vosaroxin over each 28 day treatment cycle. Once the MTD is determined, an expanded evaluation of safety and hematologic response or improvement rate at this dose level will be conducted in additional subjects, so that the total number of subjects exposed to this dose level increases to up to 15 subjects. In addition to MTD and DLT, study endpoints include the rate of complete remission, partial remission, hematologic improvement and blood transfusion requirements.

Washington University. In December 2013, we announced the initiation of a third investigator-sponsored trial of vosaroxin in combination with azacitidine in patients with MDS. The trial is being conducted at the Washington University School of Medicine under the direction of Meagan A. Jacoby, M.D., Ph.D., Instructor of Medicine, Division of Oncology. The Phase 1/2, open label, dose-escalation trial will enroll up to approximately 40 patients with MDS who may have received up to three prior cycles of hypomethylating agent-based therapy. Patients will receive vosaroxin (days one and four) and azacitidine (days one through seven) for a maximum of six cycles. This dose escalation study is designed to enroll six patients per cohort in order to determine the MTD and DLT of the combination. Other endpoints include best response, safety, tolerability, and event-free, progression-free, disease-free and overall survival. Once the MTD is determined, up to an additional 20 patients will be enrolled, treated and evaluated at that dose level.

MLN2480

Background. A pan-Raf inhibitor program was originally developed through a collaboration agreement between Sunesis and Biogen Idec. In March 2011, Biogen Idec’s rights to this program were purchased by and exclusively licensed to Millennium. In September 2011, Millennium initiated a Phase 1 clinical study of MLN2480, an oral, investigative drug selective for pan-Raf kinase inhibition, in patients with relapsed or refractory solid tumors. The Phase 1, multicenter, open-label, dose escalation study was designed to evaluate the safety, tolerability and MTD of MLN2480, and to be conducted in two stages: dose escalation and cohort expansion. The dose escalation stage is complete and MTD was established, and MLN2480 is now in the cohort expansion stage of this multicenter study.

Under the license agreement, we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Millennium of the first two indications for each of the licensed products directed against the Raf target, and royalty payments depending on related product sales, as further described below.

Mechanism of Action. The Raf kinases (A-Raf, B-Raf and C-Raf) are key regulators of cell proliferation and survival within the mitogen-activated protein kinase (MAPK) pathway. The MAPK pathway is frequently disregulated in human cancers, often via activating mutations of Ras or Raf.

Development Opportunity. MLN2480 is a pan-Raf kinase inhibitor with a distinct molecular signature which has exhibited a promising preclinical profile.

SNS-062

Background. SNS-062 is a potent, non-covalently binding inhibitor of BTK. BTK mediates signaling through the B-cell receptor, or BCR, which is critical for adhesion, migration, proliferation and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with BTK inhibitors approved for mantle cell lymphoma, or MCL, and for chronic lymphocytic leukemia, or CLL, and diffuse large B-cell lymphoma. Because SNS-062 has demonstrated in preclinical studies a distinct mechanism of action and improved pharmacokinetic profile compared to compounds in the same class, SNS-062 may provide differentiated opportunities for treatment of B-cell malignancies and other blood cancers. We have initiated preclinical development for SNS-062 and, assuming satisfactory results in GLP toxicology studies, are planning to file an IND application for SNS-062 with the FDA in 2015. The rights to develop SNS-062 for oncology indications were in-licensed from Biogen Idec in December 2013, as described below.

Mechanism of Action. SNS-062 has potent activity in BTK kinase assays and has shown good efficacy in B-cell signaling assays and in vivo models of B-cell function. The mechanism by which SNS-062 inhibits BTK is distinct from the mechanism of in-class BTK compounds, as SNS-062 binds BTK non-covalently, which does not require interaction with Cysteine 481 in the kinase active domain. In addition, SNS-062 has a distinct kinase inhibitory profile and a favorable pharmacokinetic profile compared to covalently binding BTK inhibitors and this may translate into a distinct clinical benefit for patients.

Development Opportunity. Ibrutinib, currently marketed by Pharmacyclics, Inc. for the treatment of patients with CLL and MCL, has demonstrated good safety and efficacy in CLL and B-cell lymphoma in clinical studies. Targeting BCR signaling by inhibiting of phosphatidylinositol kinase (PI3K) is emerging as an alternative treatment option, with the PI3K delta inhibitor idelalisib currently under NDA review by the FDA for its use in CLL. In addition to ibrutinib and idelalisib, there are multiple additional BTK and PI3K inhibitors in development, making for a competitive BTK/PI3K development landscape. However, we believe there is a significant B-cell leukemia/lymphoma patient population that is refractory to treatment with the BTK and PI3K inhibitors evaluated to date. Because SNS-062 has a distinct mechanism of action compared to ibrutinib and other covalently binding BTK inhibitors, SNS-062 may provide differentiated opportunities for treatment of select refractory patient populations with B-cell malignancies.

PDK1 Program

Background. In January 2014, we in-licensed a series of potent and selective oral PDK1 inhibitors from Millennium that were discovered under a research collaboration agreement between Biogen Idec and Sunesis, as described below. We believe that PDK1 is a key kinase that is critical for activation of the PI3K/AKT signaling pathway, which is essential for regulating cell metabolism, proliferation, survival and migration and is therefore frequently activated in cancer. We have taken a series of PDK1 inhibitors with confirmed anti-tumor activity in vitro and in vivo into preclinical development and are expecting to identify a development candidate for IND-enabling studies by the end of 2014.

Mechanism of Action. The importance of the PI3K/AKT pathway in tumor development has been well appreciated and has been validated in the clinic, with multiple PI3K inhibitor compounds in late stage development for both solid and hematological tumor indications. We believe that PDK1-dependent activation of AKT is critical for PI3K pathway activation, which makes AKT a key oncology target within the PI3K pathway. In addition, PDK1 has unique, additional effects on survival and invasion signaling beyond PI3K and AKT, which could provide additional clinical benefits beyond inhibition of PI3K/AKT signaling. However, PDK1 has proven to be an elusive target, because it has been difficult to identify potent and selective inhibitors of this kinase. We believe Sunesis’ PDK1 inhibitors are potential first-in-class compounds that have pre-clinically demonstrated inhibition of AKT activity and a compelling in vitro and in vivo profile, with potential for single agent and broad-spectrum combination activity, thus providing a novel therapeutic opportunity for targeting the PI3K signaling pathway in both solid and hematologic malignancies.

Development Opportunity. There are multiple PI3K pathway inhibitors in late stage development, with the PI3K inhibitor idelalisib currently under NDA review by the FDA for its use in CLL and several compounds in phase II clinical trials for solid tumor indications, including breast cancer and pancreatic cancer. Inhibitors of PDK1 are expected to be able to provide similar clinical benefits to those observed with PI3K inhibitors and have the potential to provide additional benefits through inhibition of PI3K independent cancer signaling pathways, especially in cancer types in which PDK1 is overexpressed such as breast cancer and AML. We believe that Sunesis’ PDK1 inhibitors are potential first-in-class compounds that can be differentiated from PI3K and PDK1 inhibitors currently in research and development and that may provide novel opportunities for treatment of solid and hematological malignancies.

License, Collaboration and Royalty Agreements

Inlicense Agreement with Dainippon

In October 2003, we entered into an agreement with Dainippon to acquire exclusive worldwide development and marketing rights for vosaroxin. In January 2011, we made a $0.5 million milestone payment to Dainippon as a result of the initiation of our VALOR trial in December 2010. In the future we may be required to make additional milestone payments of up to $7.0 million in aggregate to Dainippon for (a) filing NDAs, in the U.S., Europe and Japan, and (b) for receiving regulatory approvals in these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment will become payable to Dainippon.

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

Licensing and Collaboration Agreements with Biogen Idec and Millennium

Overview

In August 2004, we entered into the original collaboration agreement with Biogen Idec to discover, develop and commercialize small molecule inhibitors of the human protein Raf kinase, including family members Raf-1, A-Raf, B-Raf and C-Raf, collectively Raf, and up to five additional targets that play a role in oncology and immunology indications such as BTK and PDK1, or the Biogen Idec OCA.

In June 2008, in connection with the Company’s restructuring, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through that date. We received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through the Biogen Idec 1st ARCA date, as described below, including a $1.5 million event-based payment received in cash in July 2009 for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

In March 2011, as part of a series of agreements among Sunesis, Biogen Idec and Millennium, we entered into: (a) an amended and restated collaboration agreement with Biogen Idec, or the Biogen Idec 1st ARCA; (b) a license agreement with Millennium, or the Millennium Agreement; and (c) a termination and transition agreement among the Sunesis, Biogen Idec and Millennium, or the Termination and Transition Agreement.

The Termination and Transition Agreement provided for (a) the termination of Biogen Idec’s exclusive rights under the Biogen Idec OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein BTK; (b) the permitted assignment to Millennium of all related Sunesis collaboration assets and rights to Raf kinase and the human protein PDK1; and (c) the payment of $4.0 million to us from Millennium, which was recorded as revenue in March 2011.

Biogen Idec

The Biogen Idec 1st ARCA amended and restated the Biogen Idec OCA, to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, we no longer have research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Biogen Idec OCA (other than the licenses transferred to Millennium under the Millennium Agreement) remain in effect.

In June 2012, we received an event-based payment of $1.5 million from Biogen Idec for its advancement of pre-clinical work in connection with the Biogen Idec 1st ARCA. Under this agreement, we are eligible to receive up to an additional $58.5 million in pre-commercialization, event-based payments related to the development by Biogen Idec of the first two indications for licensed products against the BTK target. We are also eligible to receive royalty payments depending on related product sales, which may be increased if we exercise our option to co-fund product candidates worldwide.

In December 2013, we entered into a second amended and restated collaboration agreement with Biogen Idec, or the Biogen Idec 2nd ARCA, which amended and restated the Biogen Idec 1st ARCA, to provide us with an exclusive worldwide license to develop, manufacture and commercialize SNS-062, a BTK inhibitor synthesized under the Biogen Idec 1st ARCA, solely for oncology indications. Under the Biogen Idec 2nd ARCA, we may be required to make a $2.5 million milestone payment depending on our development of SNS-062 and royalty payments depending on related product sales of SNS-062. Additionally, potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen Idec for potential future sales of SNS-062. All other of Sunesis’ rights contained in the Biogen Idec 1st ARCA remain unchanged.

Millennium

Under the Millennium Agreement, we granted exclusive licenses to products against two oncology targets originally developed under the Biogen Idec OCA, Raf and PDK1, under substantially the same terms as under the Biogen Idec OCA.

In January 2014, we entered into an amended and restated license agreement with Millennium, or the Amended Millennium Agreement, to provide us with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with execution of the Amended Millennium Agreement, we paid an upfront fee and may in the future be required to make up to $9.2 million in pre-commercialization milestone payments depending on our development of PDK1 inhibitors and royalty payments depending on related product sales.

With respect to the Raf target product rights that were originally licensed to Millennium under the Millennium Agreement, we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Millennium of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. The agreement also provides us with future co-development and co-promotion rights. Millennium is currently conducting a Phase 1 clinical study of an oral investigative drug, MLN2480, which is licensed to them under the Amended Millennium Agreement.

Outlicense Agreement with SARcode

In March 2006, we licensed our lymphocyte function-associated antigen-1, or LFA-1, patents and related know-how to SARcode Bioscience, Inc., or SARcode. SARcode was acquired by Shire PLC in 2013. In March 2009, the license agreement was terminated and SARcode paid us $2.0 million in cash for this intellectual property, which was recorded as revenue in April 2009. Following the termination of the license agreement, SARcode fully satisfied its obligations to us and we have no further rights to the intellectual property transferred to SARcode. In August 2011, SARcode repaid three promissory notes that had been issued to us upon entering into the original license agreement. The total amount received was $1.2 million, which comprised the aggregate principal value of the three notes of $1.0 million, plus $0.2 million of accrued interest, which we recorded as revenue and interest income, respectively, upon receipt.

Royalty Agreement with RPI

In March 2012, we entered into a Revenue Participation Agreement, or the Royalty Agreement, with RPI Finance Trust, or RPI, an entity related to Royalty Pharma. In September 2012, as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock, at exercise prices of $3.48 and $4.64 per share, respectively. Of the $25.0 million, $21.9 million was recorded as deferred revenue and is being amortized to revenue over the related performance period of the Royalty Agreement. The remaining $3.1 million represents the fair value of the warrants.

Revenues

Over the past three years, we have generated revenue through license and collaboration agreements with Biogen Idec, Millennium and SARcode, and the Royalty Agreement with RPI. In 2013, we recognized $8.0 million of revenue related to the Royalty Agreement with RPI. In 2012, we recognized $2.3 million of revenue related to the Royalty Agreement with RPI and $1.5 million related to the Biogen Idec 1st ARCA, which represented 60% and 40% of 2012 revenues, respectively. In 2011, we recorded revenues of $4.0 million related to the Millennium Agreement and $1.0 million related to the SARcode license agreement, which represented 80% and 20% of 2011 revenues, respectively.

Manufacturing

We do not have internal manufacturing capabilities for the production of clinical or commercial quantities of vosaroxin. To date, we have relied on, and we expect to continue to rely on, a limited number of third-party contract manufacturers for the production of clinical and commercial quantities of the vosaroxin active pharmaceutical ingredient, or API, and the finished drug product incorporating the API, or FDP. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties may include provisions that allow for termination at will by either party following a relatively short notice period.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials, including the manufacture of registration batches of API and FDP. Prior to submission for FDA review and approval for commercial sale, we will need to perform process validation studies on API batches manufactured for commercial launch. If the results of these process validation studies do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

Competition

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML and MDS. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

We believe that our ability to successfully compete in the marketplace with vosaroxin and any future product candidates will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure, protect and maintain intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to maintain a good relationship with regulatory authorities;

•	our ability to obtain, and the timing and scope of, regulatory approvals;

•	our ability to manufacture and sell commercial quantities of future products to the market;

•	the availability of reimbursement from government agencies and private insurance companies; and

•	acceptance of future products by physicians and other healthcare providers.

Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, Flt-3 inhibitors, other inhibitors of topoisomerase II, and other novel agents. Additionally, other compounds currently in development could become potential competitors of vosaroxin, if approved for marketing. We expect competition with vosaroxin for the treatment of AML and other potential future indications to increase as additional products are developed and approved for use in various patient populations.

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

We have been granted a number of additional key patents for vosaroxin, as follows:

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

•

In November 2013, the USPTO granted us Patent No. 8,580,814 covering certain methods of using vosaroxin to treat acute myelogenous leukemia, which will expire in 2027. In September 2013, Japan and Australia granted us patents in the same family, which will expire in 2026. Corresponding applications are pending in other major markets, including Europe and Canada.

•

In March 2012, the USPTO granted us Patent No. 8,138,202 covering certain vosaroxin compositions, including vosaroxin API and FDP, which will expire in 2030. In November 2013, the USPTO granted us Patent No. 8,586,601 covering certain vosaroxin compositions, which will expire in 2030. Corresponding patent applications are pending internationally.

As of December 31, 2013, we own, co-own or have rights to approximately 133 granted U.S. and foreign patents, and approximately 124 pending U.S. and foreign applications, pertaining to vosaroxin and compositions and uses thereof. When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML.

Our ability to build and maintain our proprietary position for vosaroxin and any future drug candidates, if any, will depend on our success in obtaining effective claims and enforcing granted claims. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect vosaroxin or future drug candidates, if any. The patents we own or license and those that may be issued in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and implementing regulations. The process required by the FDA before vosaroxin and any future drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies;

•	submission to the FDA of an IND application, which must become effective before clinical trials begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA to the FDA;

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

•

Phase 4 (post-marketing) clinical trials may be required by the FDA in some cases. The FDA may condition approval of an NDA for a drug candidate on a sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and/or efficacy after NDA approval. Such post-approval trials are typically referred to as Phase 4 clinical trials.

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

In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity for this indication in Europe. In the European Union, orphan status is available for therapies addressing conditions that affect five or fewer out of 10,000 people. The marketing exclusivity period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development, and to expedite the review, of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for the condition.

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

Reimbursement

Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. In particular, government entities have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our ability to achieve significant net sales and results. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposes requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D of the MMA, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

Under the American Recovery and Reinvestment Act of 2009, funding has been made available for the federal government to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, such a result is a likely outcome of the law and thus it is unclear what, if any, effect the research will have on the sales of our product candidates, or if any such product or the condition that it is intended to treat is the subject of a study.

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the Affordable Care Act or ACA, is expected to have a significant impact on the health care industry. ACA is expected to expand coverage for the uninsured while at the same time maintaining overall healthcare costs. With regard to pharmaceutical products, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies as many of the ACA reforms remain subject to the promulgation of implementing regulations. In addition, although the United States Supreme Court recently upheld the constitutionality of most of the ACA, some states have indicated that they intend to not implement certain sections of the ACA, and some members of the U.S. Congress are still working to repeal the ACA. These challenges add to the uncertainty of the legislative changes enacted as part of ACA.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. The adoption of other legislative or regulatory proposals could have a material adverse effect on our business, financial condition and profitability.

The Physician Payment Sunshine Act

The Physician Payment Sunshine Act, or Sunshine Act, which was enacted as part of ACA, requires applicable manufacturers of drugs, devices, biologicals, or medical supplies covered under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. Failure to comply with the reporting requirements can result in significant civil monetary penalties.

Foreign Regulation

In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of vosaroxin or our future drug candidates, if any. Our VALOR trial enrolled patients in Europe, Canada, South Korea, Australia and New Zealand. We may in the future initiate clinical trials in other countries throughout the world. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Research and Development Expenses

We incurred $28.9 million, $29.2 million and $22.6 million of research and development expenses in 2013, 2012 and 2011, respectively, primarily related to the development of vosaroxin. We expect to continue to incur significant development expenses related to the development of vosaroxin.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2013, our workforce consisted of 32 full-time equivalent employees. Of our total workforce, 20 are engaged in research and development and 12 are engaged in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

Corporate Background

We were incorporated in Delaware in February 1998. Our offices are headquartered at 395 Oyster Point Boulevard, Suite 400, South San Francisco, California 94080, and our telephone number is (650) 266-3500. Our website address is www.sunesis.com. Information contained in, or accessible through, our website is not incorporated by reference into and does not form a part of this report.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report on Form 10-K in weighing a decision to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be adversely affected. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. Please see “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.

We believe that including our $39.3 million in cash and investments held as of December 31, 2013, we currently have the resources to fund our operations at least through 2014.

However, we will need to raise substantial additional capital to:

•	complete the development and potential commercialization of vosaroxin in AML;

•	fund additional clinical trials of vosaroxin and seek regulatory approvals;

•	expand our development activities;

•	implement additional internal systems and infrastructure; and

•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	the need for additional or expanded clinical trials;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities, including our other clinical programs and in-license agreements;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the costs, if any, of supporting our arrangements with Biogen Idec, Millennium or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through warrant exercises, equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2013, 2012 and 2011 were $34.6 million, $44.0 million and $20.1 million, respectively. As of December 31, 2013, we had an accumulated deficit of $479.7 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin if the VALOR trial is successful, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have two agreements, the Biogen Idec 2nd ARCA and the Amended Millennium Agreement, which each include certain pre-commercialization event-based and royalty payments. We cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all.

We also do not anticipate that we will generate revenue from the sale of products until at least 2015, if at all. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin active pharmaceutical ingredient, or API, and finished drug product, or FDP, to supply us with our vosaroxin API and FDP. If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of vosaroxin could be halted or significantly delayed.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials, including the manufacture of registration batches of API and FDP. Prior to submission for FDA review and approval for commercial sale, we will need to perform process validation studies on API batches manufactured for commercial launch. If the results of these process validation studies do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin. We completed enrollment of the VALOR trial in September 2013, but we may be required to enroll patients for Phase 4 clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments include nucleoside analogs, anthracyclines and hypomethylating agents. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials.

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

We are highly dependent on the principal members of our development staff. We expect to expand our research and development capabilities by increasing expenditures in these areas, hiring additional employees and potentially expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML and MDS. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

We believe that our ability to successfully compete in the marketplace with vosaroxin and any future product candidates, if any, will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure, protect and maintain intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to maintain a good relationship with regulatory authorities;

•	our ability to obtain, and the timing and scope of, regulatory approvals;

•	our ability to manufacture and sell commercial quantities of future products to the market;

•	the availability of reimbursement from government agencies and private insurance companies; and

•	acceptance of future products by physicians and other healthcare providers.

Vosaroxin is a small molecule therapeutic that will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, Flt-3 inhibitors, other inhibitors of topoisomerase II, and other novel agents. Additionally, other compounds currently in development could become potential competitors of vosaroxin, if approved for marketing.

We expect competition for vosaroxin for the treatment of AML and other potential future indications to increase as additional products are developed and approved in various patient populations. If our competitors market products that are more effective, safer or less expensive than vosaroxin or our other future products, if any, or that reach the market sooner we may not achieve commercial success or substantial market penetration. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by our competitors may render vosaroxin or any future product candidates obsolete.

Our proprietary rights may not adequately protect vosaroxin or future product candidates, if any.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for vosaroxin and any future product candidates in the United States and other countries. We own, co-own or have rights to a significant number of issued U.S. and foreign patents and pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets or are subject to marketing exclusivity administered by regulatory authorities.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad, valid, or enforceable to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

•	we, our licensors or our collaboration partners were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we, our licensors or our collaboration partners were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ or our collaboration partners’ pending patent applications will result in issued patents;

•	any of our, our licensors’ or our collaboration partners’ patents will be valid or enforceable;

•	because of differences in patent laws of countries, any patent granted in one country or region will be granted in another, or, if so, have the same or a different scope;

•	any patents issued to us, our licensors or our collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

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

The initial composition-of-matter patents covering vosaroxin are due to expire in 2015. Even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of these patents.

The vosaroxin composition-of-matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. In November 2010, the U.S. Patent and Trademark Office, or USPTO, granted us a patent covering pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple European Patent Convention, or EPC, member states. These patents are due to expire in 2025. In December 2009, the EPO granted us a patent covering combinations of vosaroxin with cytarabine, which is due to expire in 2025 in multiple EPC member states. In June 2011, the USPTO granted us a similar patent, which is due to expire in 2026. In August 2011, the USPTO granted us a patent covering methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia. This patent has been granted a substantial patent term adjustment, which extends its term through late 2026. In February 2012, the USPTO granted us a patent covering certain vosaroxin hydrate forms, which is due to expire in 2028. In March 2012 and November 2013, the USPTO granted us patents covering certain compositions related to vosaroxin, which are due to expire in 2030. In July 2013, the USPTO granted us a patent covering certain chemical synthetic method steps that can be used in the manufacture of vosaroxin. This patent has been granted a substantial patent term adjustment, which extends its term to 2031. In November 2013, the USPTO granted us a patent covering certain methods of use of vosaroxin to treat acute myelogenous leukemia, which is due to expire in 2027. In September 2013, Japan and Australia granted us patents in the same family, which will expire in 2026.

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

We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own, by contracting with third parties or through collaborations with marketing partners, we will not be successful in commercializing vosaroxin.

We currently have no sales or distribution capabilities and a limited marketing staff. We intend to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in North America, and potentially in Europe, which will be expensive and time consuming. Any failure or delay in the development of our internal or subcontracted sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems in certain territories as part of the commercialization of vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Recent volatility in the U.S. stock market and reduced credit availability may make investors unwilling to buy certain corporate stocks and bonds. If economic conditions affect the capital markets, our ability to raise capital, via our existing controlled equity facilities, debt facility or otherwise, may be adversely affected.

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

In addition, the recent sovereign debt crisis concerning certain European countries and related European financial restructuring efforts may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact our investments denominated in Euros, which had an aggregate fair value of $2.6 million as of December 31, 2013, all of which was invested in corporate debt securities. Rating agency downgrades on European sovereign debt and any potential default of European government issuers further contribute to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

Because we conduct clinical trials in humans, we face the risk that the use of vosaroxin or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance for up to $10.0 million in the aggregate, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

In 2013, our common stock traded as low as $3.92 and as high as $6.54. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;

•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin, including investigator-sponsored trials and including publication of the LI-1 trial results;

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

The ownership of our capital stock is concentrated, and your interests may conflict with the interests of our existing stockholders.

Our executive officers and directors together with their affiliates beneficially owned approximately 26.2% of our outstanding capital stock as of December 31, 2013, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have an influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In December 2006, we subleased 15,378 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The sublease, as amended in January 2014, expired on February 28, 2014. Also, in January 2014, we executed a new lease agreement for the same facility, which expires on April 30, 2015. Following a potential positive outcome from our VALOR trial, we are likely to need additional space.

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

Year-Ended December 31, 2012	High	Low
First Quarter	$3.17	$1.17
Second Quarter	$3.19	$2.45
Third Quarter	$5.98	$2.30
Fourth Quarter	$6.85	$3.60

Year-Ended December 31, 2013	High	Low
First Quarter	$6.54	$3.92
Second Quarter	$6.00	$4.71
Third Quarter	$6.13	$4.52
Fourth Quarter	$5.38	$4.53

As of February 28, 2014, there were approximately 153 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On February 28, 2014, the last sale price reported on The NASDAQ Stock Market for our common stock was $6.55 per share.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2008 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

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

* $100 invested on December 31, 2008 in stock or index, including reinvestment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
Consolidated Statement of Operations:	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Revenue:
Collaboration revenue	$—	$—	$—	$27	$1,550
License and other revenue	7,956	3,754	5,000	6	2,212

Total revenues	7,956	3,754	5,000	33	3,762

Operating expenses:
Research and development	28,891	29,185	22,563	14,433	13,247
General and administrative	10,838	9,175	8,303	7,005	7,748
Restructuring charges	—	—	—	—	1,916

Total operating expenses	39,729	38,360	30,866	21,438	22,911

Loss from operations	(31,773)	(34,606)	(25,866)	(21,405)	(19,149)
Interest expense	(2,917)	(1,855)	(259)	—	—
Other income (expense), net(1)	92	(7,490)	5,984	(3,182)	(21,077)

Net loss	(34,598)	(43,951)	(20,141)	(24,587)	(40,226)
Deemed distribution to preferred stockholders(2)	—	—	—	—	(27,563)

Loss attributable to common stockholders	$(34,598)	$(43,951)	$(20,141)	$(24,587)	$(67,789)

Shares used in computing basic and diluted loss attributable to common stockholders per common share	52,249	48,146	46,412	24,860	5,747

Basic and diluted loss attributable to common stockholders per common share	$(0.66)	$(0.91)	$(0.43)	$(0.99)	$(11.80)

(1)	During 2013, 2012, 2011 and 2010, we recorded net non-cash credits (charges) of $0.1 million, $(7.5) million, $5.9 million and $(3.7) million, respectively, related to the revaluation of the liability for warrants issued in connection with the underwritten public offering of our common stock in October 2010 (see Note 10 of the accompanying consolidated financial statements).

During 2009, we recorded non-cash charges of $21.0 million related to the accounting for the fair values of securities issued as part of a tranched private placement transaction. The non-cash charges consisted of $7.5 million recorded upon the initial closing of $10.0 million of securities in April 2009 and $13.5 million upon the revaluation in June 2009 of the options to participate in the second closing of $5.0 million of securities and the third closing of up to $28.5 million of common stock, which occurred in October 2009 and June 2010, respectively.

(2)	During 2009, we recorded deemed distributions to preferred stockholders totaling $27.6 million, related to the accounting for the private placement. Of this amount, $26.4 million was due to the revaluation of certain securities upon an amendment of the private placement agreements in June 2009, and $1.2 million was due to the write-off of a discount for a beneficial conversion feature on the convertible preferred stock issued as part of the second closing in October 2009.

	As of December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
	(In thousands)
Cash, cash equivalents and marketable securities	$39,293	$71,227	$44,115	$53,396	$4,259
Working capital	6,520	41,191	37,282	42,118	1,807
Total assets	40,525	73,017	45,869	54,858	5,169
Non-current portion of deferred revenue	3,712	11,668	—	—	—
Current portion of notes payable	9,018	6,610	—	—	—
Non-current portion of notes payable	9,025	17,651	9,453	—	—
Convertible preferred stock	—	—	—	—	60,005
Common stock and additional paid-in capital	473,514	457,016	429,147	423,267	298,473
Accumulated deficit	(479,695)	(445,097)	(401,146)	(381,005)	(356,418)
Total stockholders’ (deficit) equity	(6,184)	11,957	28,020	42,247	2,060

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2013 and results of operations for the year ended December 31, 2013 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

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

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. In September 2013, we completed enrollment of 712 patients in the VALOR trial, which included a 5% over-enrollment factor. We anticipate unblinding of the VALOR trial in the third quarter of 2014, after reaching 562 events in the VALOR trial and locking the final database.

We are also preparing the final clinical study reports and manuscripts for two completed clinical trials of vosaroxin: a Phase 1b/2 trial of vosaroxin in combination with cytarabine for the treatment of patients with relapsed or refractory AML, and a Phase 2 trial in previously untreated patients age 60 years or older with AML, or REVEAL-1, which explored three dosing schedules of vosaroxin.

In the second half of 2013, we announced the initiation of three Phase 1/2 investigator-sponsored trials of vosaroxin, either as a standalone therapy or in combination with approved compounds, in various indications of AML and high-risk myelodysplastic syndrome, or MDS. The trials are being conducted at the University of Texas MD Anderson Cancer Center, Weill Cornell Medical College and New York-Presbyterian Hospital, and the Washington University School of Medicine.

In January 2014, we announced the expansion of our oncology franchise through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec, is for global commercial rights to SNS-062, a potent and selective non-covalently binding oral inhibitor of BTK. We anticipate filing an investigational new drug, or IND, application for SNS-062 with the FDA in 2015 to begin human clinical trials.

The second agreement, with Millennium, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. We anticipate selecting a lead PDK1 development candidate to take into IND-enabling studies by the end of 2014.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen Idec and Sunesis. The PDK1 program was subsequently purchased by and exclusively licensed to Millennium in 2011 along with the more advanced program, MLN2480, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Millennium Phase 1, multicenter dose escalation study. We currently expect SNS-062 and the PDK1 inhibitors will be developed exclusively by Sunesis.

Recent Financial History

Royalty Agreement

In March 2012, we entered into the Royalty Agreement with RPI, an entity related to Royalty Pharma. In September 2012, as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin and warrants to purchase shares of our common stock.

Loan Agreement

In October 2011, we entered into the Loan Agreement with the Lenders, and received the first tranche of $10.0 million from the Lenders. In September 2012, following the recommendation by the DSMB to increase the sample size for the VALOR trial, we drew the second tranche of $15.0 million from the Lenders. Payments under both tranches were interest-only until February 1, 2013, with the following 32 equal monthly payments of principal and interest being paid monthly in arrears through the scheduled maturity date of October 1, 2015.

Equity Financing Agreements

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

During 2013, we sold an aggregate of 2,534,991 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.87 per share for gross proceeds of $12.4 million and net proceeds of $12.0 million, after deducting Cantor’s commission. As of December 31, 2013, $21.5 million of common stock remained available to be sold under this facility.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2013, we had cash, cash equivalents and marketable securities of $39.3 million and an accumulated deficit of $479.7 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin, and expect to finance our future cash needs primarily through warrant exercises, equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin or our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Accounting for Equity Financing

In October 2010, we completed an underwritten offering, or the 2010 Offering, in which we sold our common stock and warrants to purchase our common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value at each period end, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive (loss) income. The Black-Scholes model was selected as the most appropriate method to estimate both the initial and subsequent fair values of the warrants. The determination of initial and subsequent fair values is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Changes in these input variables have, and will continue to, affect the income or expense recorded each period for the revaluation of outstanding warrants. As a result, fluctuations in our stock price or other input variables may significantly affect our financial results.

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

Stock-Based Compensation

We grant options to purchase common stock to our employees, directors and consultants under our equity incentive plans. Under our employee stock purchase plan, eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value of our common stock at the beginning of a 12-month offering period or at the end of one of the two related six-month purchase periods.

We value these share-based awards using the Black-Scholes option valuation model, or the Black-Scholes Model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors and related estimated forfeitures, which require significant analysis and judgment to develop.

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales until 2015, if at all. Over the past three years, we have generated revenue primarily through license and collaboration agreements with Biogen Idec and Millennium, and the Royalty Agreement with RPI. We cannot predict whether we will receive any additional event-based payments or royalties from these agreements, as amended, in the foreseeable future, or at all.

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

We are currently focused on the development of vosaroxin for the treatment of AML. Based on results of translational research, our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following the unblinding of the VALOR trial, we anticipate research and development costs to increase in the future, including additional costs related to obtaining regulatory approval.

We are no longer conducting any research activities in connection with existing collaboration agreements, however, we will incur development expenses in 2014 associated with advancing the recently in-licensed SNS-062 and PDK1 inhibitor programs. Additionally, under the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including MLN2480, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Millennium Phase 1, multicenter dose escalation study. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

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

As of December 31, 2013, we had incurred $158.7 million of expenses in the development of vosaroxin since it was licensed from Dainippon Sumitomo Pharma Co., Ltd., or Dainippon, in October 2003. We expect to continue to incur significant expenses related to the development of vosaroxin in 2014 and future years. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the vosaroxin development program in the future.

General and administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization following the unblinding of the VALOR trial, we anticipate general and administrative expenses to increase in the future, including additional costs related to selling and marketing.

Results of Operations

Years Ended December 31, 2013 and 2012

Revenue. Total revenue was $8.0 million in 2013 as compared to $3.8 million in 2012. Revenue in 2013 was due to deferred revenue recognized related to the Royalty Agreement with RPI. Revenue in 2012 was comprised of $1.5 million received from Biogen Idec in June 2012 for the advancement of pre-clinical work under the Biogen Idec 1st ARCA and $2.3 million of deferred revenue recognized in 2012 related to the Royalty Agreement with RPI. We expect our revenue to be at least equal in 2014 as compared to 2013, assuming continued recognition of deferred revenue related to the Royalty Agreement with RPI.

Research and development expense. Research and development expense was $28.9 million in 2013 as compared to $29.2 million in 2012, substantially all relating to the vosaroxin development program in each year. The decrease of $0.3 million in 2013 was primarily due to decreases of $1.1 million in drug manufacturing costs and $1.3 million in other outside services and consulting costs, partially offset by increases of $1.2 million in personnel costs and $0.9 million in clinical trial expenses.

General and administrative expense. General and administrative expense was $10.8 million in 2013 as compared to $9.2 million in 2012. The increase of $1.6 million in 2013 was primarily due to increases of $1.0 million in professional services costs and $0.7 million in personnel costs.

Interest expense. Interest expense was $2.9 million in 2013 as compared to $1.9 million in 2012. The increase in 2013 was due to the additional interest expense related to the draw-down of the $15.0 million second tranche from the Lenders under the Loan Agreement in September 2012.

Other income (expense), net. Net other income was $0.1 million in 2013 as compared to net other expense of $7.5 million in 2012. The amounts for each period were primarily comprised of non-cash charges or credits for the revaluation of warrants issued in the 2010 Offering.

Years Ended December 31, 2012 and 2011

Revenue. Total revenue was $3.8 million in 2012 as compared to $5.0 million in 2011. As noted above, revenue in 2012 was comprised of $1.5 million received from Biogen Idec and $2.3 million of deferred revenue recognized related to the Royalty Agreement with RPI. Revenue in 2011 was comprised of an upfront payment of $4.0 million that we received from Millennium in relation to the termination and transition agreement that we entered into with Biogen Idec and Millennium in March 2011, and $1.0 million that we received as a result of the repayment by SARcode of three promissory notes that had been issued to us upon entering into a license agreement with them in March 2006.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2013, we had net operating loss carry-forwards for federal and state income tax purposes of $326.2 million and $209.5 million, respectively. We also had federal and state research and development tax credit carry-forwards of $7.5 million and $6.8 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss will begin to expire in 2014. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, the receipt of funds from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $39.3 million as of December 31, 2013, as compared to $71.2 million as of December 31, 2012. The decrease of $31.9 million was primarily due to $37.4 million of net cash used in operating activities and $7.2 million of principal payments against notes payable, partially offset by net proceeds of $12.0 million from sales of our common stock through the Sales Agreement with Cantor and $0.6 million from the exercise of warrants, stock options and stock purchase rights.

During 2013, we sold an aggregate of 2,534,991 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.87 per share for gross proceeds of $12.4 million and net proceeds of $12.0 million, after deducting Cantor’s commission. As of December 31, 2013, $21.5 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

On March 4, 2014, we completed a $43.0 million underwritten offering of 4,650,000 shares of common stock and accompanying warrants at $9.25 per share of common stock, together with two warrants to each purchase one share of our common stock, at exercise prices of $8.50 and $12.00 per share, respectively. Gross proceeds from the sale were $43.0 million and net proceeds were approximately $40.0 million, after deducting the underwriting discount and estimated offering expenses. The warrants are exercisable only after unblinding of the VALOR trial, with the first warrant to expire on or before the later of nine months after issuance and 30 days following unblinding of the VALOR trial, but no later than 24 months after issuance, and the second warrant to expire on or before the later of 18 months after issuance and 30 days following the PDUFA date of the VALOR trial, but in no event later than 24 months after issuance.

Cash Flows

Net cash used in operating activities was $37.4 million in 2013 as compared to $10.6 million in 2012 and $22.8 million in 2011. Net cash used in 2013 resulted primarily from the net loss of $34.6 million and changes in operating assets and liabilities of $7.1 million (including $8.0 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $4.3 million (including expenses of $3.9 million for stock-based compensation). Net cash used in 2012 resulted primarily from the net loss of $44.0 million, partially offset by net adjustments for non-cash items of $10.6 million (including net charges of $7.5 million for the revaluation of warrants issued in the 2010 Offering and $2.7 million of stock-based compensation), and changes in operating assets and liabilities of $22.7 million (including a net increase in deferred revenue of $19.6 million related to the receipt of the $25.0 million payment from RPI, and an increase of $3.1 million in accrued clinical expenses related to the VALOR trial). Net cash used in 2011 resulted primarily from the net loss of $20.1 million and net adjustments for non-cash items of $4.2 million (including a net credit of $5.9 million for the revaluation of warrants issued in the 2010 Offering, partially offset by $1.4 million of stock-based compensation), partially offset by changes in operating assets and liabilities of $1.5 million, primarily as a result of an increase in accrued clinical expenses related to the VALOR trial.

Net cash provided by investing activities was $32.2 million in 2013 as compared to $21.4 million used in investing activities in 2012 and $4.2 million provided by investing activities in 2011. Net cash provided in 2013 and 2011 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in 2012 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $5.4 million in 2013 as compared to $37.6 million in 2012 and $13.7 million in 2011. Net cash provided in 2013 resulted primarily from net proceeds of $12.0 million from sales of our common stock through Cantor and $0.6 million from the exercise of warrants, stock options and stock purchase rights, partially offset by principal payments under the Loan Agreement of $7.2 million. Net cash provided in 2012 included net proceeds from the draw-down of the second tranche loan of $15.0 million from the Lenders; $17.6 million from sales of our common stock through Cantor; $3.1 million of the $25.0 million payment allocated to the fair value of warrants issued to RPI, and $1.9 million from the exercise of warrants, stock options and stock purchase rights. Net cash provided in 2011 consisted primarily of net proceeds of $9.6 million from the Loan Agreement and $4.1 million from sales of our common stock through Cantor.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	the need for additional or expanded clinical trials;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities, including our in-license agreements;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and

•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

We believe that we currently have the resources to fund our operations at least through 2014. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through warrant exercises, equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$20,328	$10,576	$9,752	$—	$—
Operating lease obligations(2)	$48	$48	$—	$—	$—

(1)	Includes interest and final payment of 3.75% of the aggregate amount drawn. Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

(2)	Operating lease obligations relate solely to the lease of 15,378 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. This lease was entered into in December 2006 and expired on February 28, 2014. In January 2014, we executed a new lease agreement for the same premises, which expires on April 30, 2015. The total lease obligation of $0.4 million under this new lease is excluded from the above table.

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

•

our December 2013 second amended and restated collaboration agreement with Biogen Idec and our January 2014 amended license agreement with Millennium, pursuant to which we are required to make certain milestone and royalty payments.

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

Interest Rate and Market Risk

As of December 31, 2013 and 2012, we had $39.3 million and $71.2 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including money market funds and U.S. and European government obligations and corporate debt securities. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Substantially all investments mature within approximately one year from the date of purchase. Our holdings of the securities of any one issuer, except obligations of the U.S. Treasury or U.S. Treasury guaranteed securities, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31 of each year, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total Fair Value as of December 31, 2013
	0-3 months	Over 3 months
Available-for-sale securities	$20,387	$10,368	$30,755
Average interest rate	0.2%	0.3%

	Expected Maturity		Total Fair Value as of December 31, 2012
	0-3 months	Over 3 months
Available-for-sale securities	$30,849	$39,835	$70,684
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of December 31, 2013 and 2012, we held investments denominated in Euros with an aggregate fair value of $2.6 million and $4.5 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive (loss) income.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and comprehensive (loss) income and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 6, 2014

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,121	$14,940
Marketable securities	24,172	56,287
Prepaids and other current assets	1,199	1,705

Total current assets	40,492	72,932
Property and equipment, net	23	43
Deposits and other assets	10	42

Total assets	$40,525	$73,017

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$953	$78
Accrued clinical expense	4,750	5,449
Accrued compensation	1,719	1,465
Other accrued liabilities	1,645	2,113
Current portion of deferred revenue	7,956	7,956
Current portion of notes payable	9,018	6,610
Warrant liability	7,931	8,070

Total current liabilities	33,972	31,741

Non-current portion of deferred revenue	3,712	11,668

Non-current portion of notes payable	9,025	17,651

Commitments
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31, 2013; no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2013; 54,344 and 51,565 shares issued and outstanding as of December 31, 2013 and 2012, respectively	5	5
Additional paid-in capital	473,509	457,011
Accumulated other comprehensive (loss) income	(3)	38
Accumulated deficit	(479,695)	(445,097)

Total stockholders’ (deficit) equity	(6,184)	11,957

Total liabilities and stockholders’ (deficit) equity	$40,525	$73,017

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
License and other revenue	$7,956	$3,754	$5,000

Total revenues	7,956	3,754	5,000
Operating expenses:
Research and development	28,891	29,185	22,563
General and administrative	10,838	9,175	8,303

Total operating expenses	39,729	38,360	30,866

Loss from operations	(31,773)	(34,606)	(25,866)
Interest expense	(2,917)	(1,855)	(259)
Other income (expense), net	92	(7,490)	5,984

Net loss	(34,598)	(43,951)	(20,141)
Unrealized (loss) gain on available-for-sale securities	(41)	19	34

Comprehensive loss	$(34,639)	$(43,932)	$(20,107)

Basic and diluted loss per common share:
Net loss	$(34,598)	$(43,951)	$(20,141)
Shares used in computing basic and diluted loss per common share	52,249	48,146	46,412

Basic and diluted loss per common share	$(0.66)	$(0.91)	$(0.43)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumu- lated Other Compre- hensive (Loss) Income	Accumu- lated Deficit	Total Stock holders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2010	45,372	$5	$423,262	$(15)	$(381,005)	$42,247
Issuance of $4,178 of common stock through controlled equity offering facilities, net of issuance costs of $125	1,302	—	4,053	—	—	4,053
Issuance of common stock under employee stock purchase plans	62	—	68	—	—	68
Issuance of common stock to employees	38	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	371	—	—	371
Stock-based compensation expenses—employees	—	—	1,369	—	—	1,369
Stock-based compensation expenses—non-employees	—	—	19	—	—	19
Net loss	—	—	—	—	(20,141)	(20,141)
Unrealized gain on available-for-sale securities	—	—	—	34	—	34

Balance as of December 31, 2011	46,774	5	429,142	19	(401,146)	28,020
Issuance of $18,124 of common stock through controlled equity offering facilities, net of issuance costs of $504	3,714	—	17,620	—	—	17,620
Issuance of common stock pursuant to warrant exercises	801	—	3,130	—	—	3,130
Issuance of common stock pursuant to stock option exercises	146	—	330	—	—	330
Issuance of common stock under employee stock purchase plans	84	—	172	—	—	172
Issuance of common stock to employees	46	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	3,893	—	—	3,893
Stock-based compensation expenses—employees	—	—	2,402	—	—	2,402
Stock-based compensation expenses—non-employees	—	—	322	—	—	322
Net loss	—	—	—	—	(43,951)	(43,951)
Unrealized gain on available-for-sale securities	—	—	—	19	—	19

Balance as of December 31, 2012	51,565	5	457,011	38	(445,097)	11,957
Issuance of $12,357 of common stock through controlled equity offering facilities, net of issuance costs of $371	2,535	—	11,986	—	—	11,986
Issuance of common stock pursuant to warrant exercises	18	—	88	—	—	88
Issuance of common stock pursuant to stock option exercises	104	—	230	—	—	230
Issuance of common stock under employee stock purchase plans	97	—	309	—	—	309
Issuance of common stock to employees	25	—	—	—	—	—
Stock-based compensation expenses—employees	—	—	3,581	—	—	3,581
Stock-based compensation expenses—non-employees	—	—	304	—	—	304
Net loss	—	—	—	—	(34,598)	(34,598)
Unrealized gain on available-for-sale securities	—	—	—	(41)	—	(41)

Balance as of December 31, 2013	54,344	$5	$473,509	$(3)	$(479,695)	$(6,184)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(34,598)	$(43,951)	$(20,141)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	3,885	2,724	1,388
Depreciation and amortization	20	31	56
Amortization of debt discount and debt issuance costs	621	400	56
(Decrease) increase in fair value of warrant liability	(96)	7,509	(5,878)
Foreign exchange (gain) loss on marketable securities	(142)	(82)	244
Gain on sale of property and equipment	—	(11)	(33)
Changes in operating assets and liabilities:
Prepaids and other assets	489	(98)	(343)
Accounts payable	875	(580)	242
Accrued clinical expense	(699)	3,079	796
Accrued compensation	254	191	261
Other accrued liabilities	(76)	522	516
Deferred revenue	(7,956)	19,624	—

Net cash used in operating activities	(37,423)	(10,642)	(22,836)

Cash flows from investing activities
Purchases of property and equipment	—	—	(15)
Proceeds from sale of property and equipment	—	11	34
Purchases of marketable securities	(26,894)	(67,608)	(52,082)
Proceeds from maturities of marketable securities	59,110	46,226	56,241

Net cash provided by (used in) investing activities	32,216	(21,371)	4,178

Cash flows from financing activities
Proceeds from notes payable, net	—	14,982	9,625
Principal payments on notes payable	(7,182)	—	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	11,986	17,620	4,053
Fair value of warrants issued in connection with royalty agreement	—	3,122	—
Proceeds from exercise of warrants, stock options and stock purchase rights	584	1,918	68

Net cash provided by financing activities	5,388	37,642	13,746

Net increase (decrease) in cash and cash equivalents	181	5,629	(4,912)
Cash and cash equivalents at beginning of period	14,940	9,311	14,223

Cash and cash equivalents at end of period	$15,121	$14,940	$9,311

Supplemental disclosure of cash flow information
Interest paid	$2,006	$1,165	$109

Supplemental disclosure of non-cash activities
Transfer of intrinsic value of exercised warrants to additional paid-in capital	$43	$1,715	$—

Fair value of warrants issued in connection with notes payable	$—	$770	$371

Cashless exercise of warrants	$—	$402	$—

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2013, had cash, cash equivalents and marketable securities totaling $39.3 million and an accumulated deficit of $479.7 million.

The Company will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin, and expects to finance its future cash needs primarily through warrant exercises, equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Bermuda) Ltd., which was incorporated in Bermuda in June 2013, and a limited partnership, Sunesis Pharmaceuticals International LP, which was formed in Bermuda in July 2013. All intercompany balances and transactions have been eliminated in consolidation.

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

Management determines the appropriate classification of securities at the time of purchase. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income, which is a separate component of stockholders’ (deficit) equity.

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income (expense) in the statements of operations and comprehensive (loss) income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are also recorded to other income (expense). The cost of securities sold is based on the specific-identification method.

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt, and as of December 31, 2013, held investments denominated in Euros with an aggregate fair value of $2.6 million. These cash, cash equivalent and short-term investment balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive (loss) income.

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

The Company’s Level 2 valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated the fair value as of December 31, 2013 and 2012.

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

Accounting for Royalty Agreement

The payment of $25.0 million by RPI under the Royalty Agreement (see Note 6) is non-refundable, and no revenue participation right payments will be made unless vosaroxin successfully completes the VALOR trial and is subsequently commercialized. Accordingly, the payment received from RPI is being accounted for as a payment for the Company to use commercially reasonable efforts to complete the VALOR trial and to commercialize vosaroxin. Therefore, the amount is to be deferred and recognized as revenue over the projected performance period under the agreement. However, the amount initially deferred was reduced by a portion of the payment representing the fair value of the warrants granted under the arrangement of $3.1 million, which was recorded to additional paid-in capital. The remaining $21.9 million was classified as deferred revenue and is being amortized to revenue over the related performance period.

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

Accounting for Equity Financing

In October 2010, the Company completed the 2010 Offering (see Note 10), in which the Company sold its common stock and warrants to purchase its common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value each period end, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive (loss) income.

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

Stock-Based Compensation

The Company grants options to purchase common stock to its employees, directors and consultants under its stock option plans. Under the Company’s Employee Stock Purchase Plan, eligible employees can also purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning of a 12-month offering period or at the end of one of the two related six-month purchase periods.

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

Foreign Currency

Transactions that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates as of each balance sheet date, with gains or losses on foreign exchange recognized in other income (expense) in the statements of operations and comprehensive (loss) income.

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

	As of December 31,
	2013	2012	2011
Warrants to purchase shares of common stock	9,978	10,359	9,034
Options to purchase shares of common stock	7,611	6,288	5,099

Outstanding securities not included in calculations	17,589	16,647	14,133

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

December 31, 2013	Valuation Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$6,282	$—	$—	$6,282
U.S. corporate debt obligations	Level 2	13,509	—	(4)	13,505
U.S. commercial paper	Level 2	8,396	3	—	8,399
Foreign corporate debt obligations	Level 2	2,571	—	(2)	2,569

Total available-for-sale securities		30,758	3	(6)	30,755
Less amounts classified as cash equivalents		(6,583)	—	—	(6,583)

Amounts classified as marketable securities		$24,175	$3	$(6)	$24,172

December 31, 2012	Valuation Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,397	$—	$—	$14,397
U.S. corporate debt obligations	Level 2	7,156	—	(2)	7,154
U.S. commercial paper	Level 2	44,592	44	—	44,636
Foreign corporate debt obligations	Level 2	4,501	—	(4)	4,497

Total available-for-sale securities		70,646	44	(6)	70,684
Less amounts classified as cash equivalents		(14,397)	—	—	(14,397)

Amounts classified as marketable securities		$56,249	$44	$(6)	$56,287

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2013, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

December 31, 2013	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$4	$10,991
Foreign corporate debt obligations	2	2,568

Total available-for-sale securities in an unrealized loss position	$6	$13,559

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale debt securities in the years ended December 31, 2013, 2012 and 2011.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten equity offering completed in 2010 (see Note 10):

	December 31, 2013	December 31, 2012
Inputs and assumptions:
Fair market value of Company’s common stock	$4.74	$4.20
Exercise price	$2.52	$2.52
Expected term (years)	1.8	2.8
Expected volatility	60.8%	78.7%
Risk-free interest rate	0.3%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$2.56	$2.59
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,099	3,118

Total estimated fair value of outstanding warrants (in thousands)	$7,931	$8,070

The warrants have been classified as a derivative liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. The warrants were initially recorded at their fair value of $4.5 million. At each subsequent balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive (loss) income.

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

Warrant Liability
Balance as of December 31, 2011	$2,276
Change in fair value of warrant liability	7,509
Exercise of warrants	(1,715)

Balance as of December 31, 2012	8,070
Change in fair value of warrant liability	(96)
Exercise of warrants	(43)

Balance as of December 31, 2013	$7,931

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2013	2012
Accrued outside services	$1,249	$1,595
Accrued professional services	263	243
Other accruals	133	275

Total other accrued liabilities	$1,645	$2,113

6. Royalty Agreement

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

7. License Agreements

Overview

In August 2004, the Company entered into a collaboration agreement with Biogen Idec MA, Inc. (“Biogen Idec”) to discover, develop and commercialize small molecule inhibitors of the human protein Raf kinase, including family members Raf-1, A-Raf, B-Raf and C-Raf (collectively “Raf”) and up to five additional targets that play a role in oncology and immunology indications (the “Biogen Idec OCA”). In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research obligations and related funding as of June 30, 2008.

In March 2011, as part of a series of agreements among the Company, Biogen Idec and Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, (“Millennium”), the Company entered into: (a) an amended and restated collaboration agreement with Biogen Idec (the “Biogen Idec 1st ARCA”); (b) a license agreement with Millennium (the “Millennium Agreement”); and (c) a termination and transition agreement among the Company, Biogen Idec and Millennium (the “Termination and Transition Agreement”).

The Termination and Transition Agreement provided for (a) the termination of Biogen Idec’s exclusive rights under the Biogen Idec OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein Bruton’s tyrosine kinase (“BTK”); (b) the permitted assignment to Millennium of all related Company collaboration assets and rights to Raf kinase and the human protein phosphoinositide-dependent kinase-1 (“PDK1”); and (c) the payment of $4.0 million upfront from Millennium to the Company, which was recorded as revenue in March 2011.

Biogen Idec

The Biogen Idec 1st ARCA amended and restated the Biogen Idec OCA, to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, the Company no longer has research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Biogen Idec OCA (other than the licenses transferred to Millennium under the Millennium Agreement) remain in effect.

In June 2012, the Company received an event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work in connection with the Biogen Idec 1st ARCA. Under this agreement, the Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development by Biogen Idec of the first two indications for licensed products against the BTK target. The Company is also eligible to receive royalty payments depending on related product sales.

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen Idec (the “Biogen Idec 2nd ARCA”), which amended and restated the Biogen Idec 1st ARCA, to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize SNS-062, a BTK inhibitor synthesized under the Biogen Idec 1st ARCA, solely for oncology indications. The Company may be required to make a $2.5 million milestone payment depending on its development of SNS-062 and royalty payments depending on related product sales of SNS-062. All other of Sunesis’ rights and obligations contained in the Biogen Idec 1st ARCA remain unchanged, except that potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen Idec for potential future sales of SNS-062.

Millennium

Under the Millennium Agreement, the Company granted exclusive licenses to products against two oncology targets originally developed under the Biogen Idec OCA, Raf and PDK1, under substantially the same terms as under the Biogen Idec OCA.

In January 2014, the Company entered into an amended and restated license agreement with Millennium (the “Amended Millennium Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with execution of the Amended Millennium Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales.

With respect to the Raf target product rights that were originally licensed to Millennium under the Millennium Agreement, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Millennium of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Millennium is currently conducting a Phase 1 clinical study of an oral investigative drug, MLN2480, which is licensed to them under the Amended Millennium Agreement.

8. Notes Payable

In October 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Lenders”), under which the Company could borrow up to $25.0 million in two tranches (the “Loan Facility”). The first tranche of $10.0 million was funded upon closing of the transaction in October 2011, and the second tranche of $15.0 million was drawn by the Company in September 2012. In connection with the Loan Agreement, the Lenders were granted a perfected first priority security interest in substantially all of the Company’s assets, other than intellectual property.

The interest rates for the first and second tranche are 8.95% and 9.00% per annum, respectively. Payments under the Loan Agreement are monthly in arrears and interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest from March 1, 2013 to the scheduled maturity date of October 1, 2015. In addition, a final payment equal to $937,500 will be due on October 1, 2015, or such earlier date as specified in the Loan Agreement. If the Company prepays all or a portion of the loan prior to maturity, it will pay the Lenders a prepayment fee of between 0-1% of the principal amount prepaid. The weighted average annual effective interest rate on the notes payable, including the amortization of the debt discounts and accretion of the final payment, is 13.9%.

Aggregate future minimum payments due under the Loan Facility as of December 31, 2013 were as follows (in thousands):

Year ending December 31,
2014	$10,576
2015	8,814

Total minimum payments	19,390
Less amount representing interest	(1,573)

Notes payable, gross	17,817
Unamortized discount on notes payable	(422)
Accretion of final payment	648

Notes payable, balance	18,043
Less current portion of notes payable	(9,018)

Non-current portion of notes payable	$9,025

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligation as of December 31, 2013 relate to the sublease of 15,378 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease agreement, as amended, was entered into in December 2006 and expired on February 28, 2014. On January 14, 2014, a new lease agreement was entered into for the same premises, which expires on April 30, 2015. This lease contains an option to extend the lease for an additional six month period.

Aggregate non-cancelable future minimum rental payments under the operating lease as of December 31, 2013 were as follows (in thousands):

Year Ending December 31:	Payments
2014	$48

Total rental payments	$48

Aggregate non-cancelable future minimum rental payments under operating leases as of December 31, 2013, including the effect of the new lease executed in January 2014, were as follows (in thousands):

Year Ending December 31:	Payments
2014	$332
2015	114

Total rental payments	$446

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were no shares of preferred stock outstanding as of December 31, 2013 and 2012.

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. Under the terms of the Loan Agreement with the Lenders, the Company is precluded from paying cash dividends without the prior written consent of the Lenders.

Controlled Equity Offerings

In August 2011, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During the year ended December 31, 2013, the Company sold an aggregate of 2,534,991 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.87 per share for gross proceeds of $12.4 million and net proceeds of $12.0 million, after deducting Cantor’s commission. As of December 31, 2013, $21.5 million of common stock remained available to be sold under this facility.

In January and February 2014, the Company sold an aggregate of 1,024,718 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $4.9 million and net proceeds of $4.7 million, after deducting Cantor’s commission. As of February 28, 2014, $16.7 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

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

The warrants have been classified as a derivative liability on the Company’s balance sheet due to potential cash settlement of the warrants on terms, which do not include a cash limit, and upon the occurrence of certain transactions, as specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive (loss) income. During the year ended December 31, 2013, warrants to purchase an aggregate of 18,154 shares of common stock that were issued in connection with the 2010 Offering were exercised, resulting in cash proceeds to the Company of $46,000. As of December 31, 2013, warrants to purchase an aggregate of 3,099,478 shares of common stock issued in connection with the 2010 Offering remained outstanding, with a fair value of $7.9 million.

Equity Incentive Plans

The Company grants options to purchase shares of its common stock primarily to: (i) new employees, of which 25% of the shares subject to such options become exercisable on the first anniversary of the vesting commencement date, and 1/48th of the shares subject to such options become exercisable each month over the remainder of the four-year vesting period, (ii) existing employees, of which 1/48th of the shares subject to such options become exercisable each month following the date of grant over a four-year vesting period, (iii) new non-employee members of the board of directors, of which 50% of the shares subject to such options become exercisable on each of the first and second anniversary of the vesting commencement date, and (iv) continuing non-employee members of the board of directors, of which 1/24th of the shares subject to such options become exercisable each month following the date of grant over a two-year vesting period.

On March 15, 2011, the Company’s Board of Directors adopted, and on June 3, 2011, the Company’s stockholders approved, the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan is intended as the successor to and continuation of the Company’s 1998 Stock Plan, 2001 Stock Plan, 2005 Equity Incentive Award Plan and 2006 Employment Commencement Incentive Plan (collectively, the “Prior Plans”). No additional stock awards will be granted under the Prior Plans.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2014 and 2013, the number of shares of common stock available for issuance under the 2011 Plan was increased by 2,173,764 and 2,062,609 shares, respectively, which represented 4.0% of the Company’s outstanding shares of common stock on December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, options to purchase 2,003,500 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2013, there were 2,043,093 shares available for future grants under the 2011 Plan.

Employee Stock Purchase Plans

On March 5, 2011, the Company’s Board of Directors adopted, and on June 3, 2011, the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). The 2011 ESPP is intended as the successor to the Company’s 2005 Employee Stock Purchase Plan, which was terminated on June 3, 2011.

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

The Company initially reserved a total of 500,000 shares of common stock for issuance under the 2011 ESPP. The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2014 and 2013, the number of shares of common stock available for issuance under the 2011 ESPP was increased by 271,720 and nil shares, respectively, which represented 0.5% and 0.0% of the Company’s outstanding shares of common stock on December 31, 2013 and 2012, respectively.

A total of 96,609 shares were issued under the 2011 ESPP during the year ended December 31, 2013. As of December 31, 2013, there were 259,001 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2013 were as follows (in thousands, except per share amounts):

Date Issued	Shares	Exercise Price Per Share	Expiration
August 2005	15	$54.60	August 2015
October 2010	3,099	$2.52	October 2015
April 2009	2,876	$1.32	April 2016
October 2009	1,716	$1.32	October 2016
October 2011	77	$1.30	October 2016
September 2012	195	$3.85	September 2017
March 2012	1,000	$3.48	September 2017
March 2012	1,000	$4.64	September 2017

Total warrants outstanding	9,978

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2013 were as follows (in thousands):

	Shares Available for Future Grant	Outstanding Securities	Total Shares Reserved
Warrants	—	9,978	9,978
Stock option plans	2,043	7,611	9,654
Employee stock purchase plan	259	—	259

Total reserved shares of common stock	2,302	17,589	19,891

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

	Year ended December 31,
	2013	2012	2011
Research and development	$1,598	$1,030	$630
General and administrative	1,983	1,372	739

Employee stock-based compensation expense	3,581	2,402	1,369
Non-employee stock-based compensation expense	304	322	19

Total stock-based compensation expense	$3,885	$2,724	$1,388

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

	Year Ended December 31,
	2013	2012	2011
Assumptions:
Expected term (years)	4.7	5.4	5.5
Expected volatility	90.0%	88.7%	85.0%
Risk-free interest rate	1.0%	1.1%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$3.63	$1.46	$1.42
Options granted to employees (in thousands)	1,785	2,310	4,179

Total estimated grant date fair value (in thousands)	$6,472	$3,377	$5,915

The estimated fair value of stock options that vested in the years ended December 31, 2013, 2012 and 2011, was $3.4 million, $2.1 million and $1.4 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock, as well as that for a mature peer group of companies in the same industry. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	6,288	$3.14
Options granted	2,004	$4.68
Options exercised	(104)	$2.22
Options forfeited or expired	(577)	$2.39

Outstanding as of December 31, 2013	7,611	$3.61	7.58	$14,624

Vested and expected to vest as of December 31, 2013	7,339	$3.60	7.53	$14,378
Exercisable as of December 31, 2013	4,193	$3.80	6.82	$9,281

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2013.

The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.2 million and zero, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $7.8 million as of December 31, 2013, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

12. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$(29,963)	$(43,951)	$(20,141)
Foreign operations	(4,635)	—	—

Loss before provision for income taxes	$(34,598)	$(43,951)	$(20,141)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at statutory rate	$(11,763)	$(14,943)	$(6,848)
Current year net operating losses and temporary differences for which no tax benefit is recognized	12,458	5,351	8,549
Deferred revenue	(2,704)	6,672	—
Non-cash expense (credit) related to financings	(16)	2,570	(1,995)
Other permanent differences	2,028	350	294

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carry-forwards	$123,490	$110,791
Federal and state research credit carry-forwards	12,064	10,586
Capitalized research costs	5,119	4,535
Deferred revenue	4,668	7,850
Stock-based compensation	3,212	2,281
Property and equipment	133	146
Accrued liabilities	341	194

Gross deferred tax assets	149,027	136,383
Valuation allowance	(149,027)	(136,383)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $12.6 million, $13.7 million and $10.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had federal net operating loss carry-forwards of $326.2 million and federal research and development tax credit carry-forwards of $7.5 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2013, the Company had state net operating loss carry-forwards of $209.5 million, which begin to expire in 2014, and state research and development tax credit carry-forwards of $6.8 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2013 and 2012, the Company had no unrecognized tax positions.

The Company files U.S. federal and California tax returns. The Company’s wholly owned subsidiary, Sunesis Europe Limited, files tax returns in the United Kingdom. The Company’s wholly owned subsidiary, Sunesis Pharmaceuticals (Bermuda) Ltd., is not required to file tax returns. To date, neither the Company nor Sunesis Europe Limited has been audited by the Internal Revenue Service, any state income tax authority or tax authority in the United Kingdom. Due to net operating loss carry-forwards, substantially all of the Company’s tax years remain open to federal tax examination.

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2013.

14. Subsequent Events

On March 4, 2014, the Company completed an underwritten offering of 4,650,000 shares of common stock and accompanying warrants at $9.25 per share of common stock, together with two warrants to each purchase one share of the Company’s common stock, at exercise prices of $8.50 and $12.00 per share, respectively. Gross proceeds from the sale were $43.0 million, and net proceeds were approximately $40.0 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. The warrants are exercisable only after unblinding of the VALOR trial. The first warrant will expire on or before the later of nine months after issuance and 30 days following unblinding of the VALOR trial, but no later than 24 months after issuance, and the second warrant will expire on or before the later of 18 months after issuance and 30 days following the PDUFA date of the VALOR trial, but in no event later than 24 months after issuance. The Company is assessing the accounting impact of the issuance of the warrants.

15. Selected Quarterly Financial Data (unaudited, and in thousands, except per share amounts)

The following table sets forth the Company’s unaudited consolidated financial results for the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2013	June 30, 2013	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012
Revenue	$1,989	$1,989	$1,989	$1,989	$0	$1,500	$265	$1,989
Net loss:
Basic	$(11,624)	$(8,190)	$(7,607)	$(7,177)	$(13,924)	$(8,579)	$(17,396)	$(4,052)
Diluted	$(11,624)	$(9,336)	$(8,329)	$(8,257)	$(13,924)	$(9,332)	$(17,396)	$(10,352)
Shares used in computing net loss per common share:
Basic	51,587	51,630	51,698	54,060	46,793	46,953	47,398	51,412
Diluted	51,587	53,268	53,271	55,573	46,793	47,286	47,398	52,848
Net loss per common share:
Basic	$(0.23)	$(0.16)	$(0.15)	$(0.13)	$(0.30)	$(0.18)	$(0.37)	$(0.08)
Diluted	$(0.23)	$(0.18)	$(0.16)	$(0.15)	$(0.30)	$(0.20)	$(0.37)	$(0.20)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2013, our internal control over financial reporting was effective at the reasonable assurance level.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sunesis Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunesis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013 of Sunesis Pharmaceuticals, Inc. and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 6, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2013, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2013:

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	7,610,790	(2)	$3.61	2,302,094	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—

Total	7,610,790		$3.61	2,302,094

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.

(2)	Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period. No participant in the ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year.

(3)	Includes (i) 2,043,093 shares of common stock available for issuance under our 2011 Plan and (ii) 259,001 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2014.

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

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D. James W. Young, Ph.D.	Chairman of the Board	March 6, 2014

/S/ DANIEL N. SWISHER, JR. Daniel N. Swisher, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2014

/S/ ERIC H. BJERKHOLT Eric H. Bjerkholt	Executive Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2014

/S/ STEVE CARCHEDI Steve Carchedi	Director	March 6, 2014

/S/ MATTHEW K. FUST Matthew K. Fust	Director	March 6, 2014

/S/ STEVEN B. KETCHUM PH. D Steven B. Ketchum, Ph. D.	Director	March 6, 2014

Signature	Title	Date

/S/ HELEN S. KIM Helen S. Kim	Director	March 6, 2014

/S/ DAYTON MISFELDT Dayton Misfeldt	Director	March 6, 2014

/S/ HOMER L. PEARCE, PH.D. Homer L. Pearce, Ph.D.	Director	March 6, 2014

/S/ DAVID C. STUMP, M.D. David C. Stump, M.D.	Director	March 6, 2014

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007
3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007
3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009
3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009
3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.
4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011
4.3	Form of Series A Common Stock Purchase Warrant	8-K	000-51531	4.1	2/27/2014
4.4	Form of Series B Common Stock Purchase Warrant	8-K	000-51531	4.2	2/27/2014
4.5	Form of Warrant Agency Agreement by and between the Registrant and American Transfer & Trust & Company, LLC	8-K	000-51531	4.3	2/27/2014
10.1*	1998 Stock Plan and Form of Stock Option Agreement	S-1/A	333-121646	10.1	1/27/2005
10.2*	2001 Stock Plan and Form of Stock Option Agreement	S-1	333-121646	10.2	12/23/2004
10.3*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009
10.4*	Employee Stock Purchase Plan and Enrollment Form	10-Q	000-51531	10.4	11/9/2006
10.5*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004
10.6†	License Agreement, dated October 14, 2003, by and between the Registrant and Dainippon Sumitomo Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC	S-1/A	333-121646	10.40	9/1/2005
10.8	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC	S-1/A	333-121646	10.41	9/1/2005
10.9	Warrant, dated August 25, 2005, issued to Oxford Finance Corporation	S-1/A	333-121646	10.42	9/1/2005
10.10*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009
10.11†	Sublease, dated December 22, 2006, by and between the Registrant and Oncology Therapeutics Network Joint Venture, L.P., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.47	3/17/2008
10.12*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007
10.13*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr.	10-K	000-51531	10.44	4/3/2009
10.14*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt	10-K	000-51531	10.45	4/3/2009
10.15*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008
10.16*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008
10.17	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009
10.18	Sales Agreement, dated April 29, 2010, between the Registrant and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	4/29/2010
10.19	Underwriting Agreement, dated September 30, 2010, by and between the Registrant and Cowen and Company LLC	8-K	000-51531	1.1	10/1/2010
10.20	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010
10.21	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited	10-K	000-51531	10.54	3/29/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011
10.23	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen Idec MA Inc.	10-Q/A	000-51531	10.4	6/30/2011
10.24	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011
10.25	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen Idec MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011
10.26*	Sunesis Pharmaceuticals, Inc. 2011 Equity Incentive Plan	S-8	333-174732	99.1	6/6/2011
10.27*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011
10.28	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011
10.29	Loan and Security Agreement among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.1	10/19/2011
10.30	Warrant to Purchase Stock issued to Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.4	10/19/2011
10.31*	Executive Severance Benefits Agreement, dated January 31, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.56	3/14/2012
10.32*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012
10.33*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012
10.34†	Revenue Participation Agreement, dated March 29, 2012, by and between Sunesis Pharmaceuticals, Inc. and RPI Finance Trust	10-Q	000-51531	10.6	5/15/2012
10.35	First Amendment to Loan and Security Agreement Among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated March 29, 2012	10-Q	000-51531	10.7	5/15/2012

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.36†	Form of Warrant, dated March 29, 2012, issued to RPI Financial Trust	10-Q	000-51531	10.8	5/15/2012
10.37	First Amendment of Sublease, dated January 14, 2013, by and between the Registrant and McKesson Specialty Care Distribution Joint Venture, LP (as successor in interest), for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.60	3/13/2013
10.38*	Amendment to Executive Severance Benefit Agreement, dated October 24, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.61	3/13/2013
10.39*	Sunesis Pharmaceuticals, Inc. 2013 Bonus Program	8-K	000-51531	10.1	3/27/2013
10.40	Amendment No. 1 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013	8-K	000-51531	10.1	4/10/2013
10.41	Termination and Registration Rights Agreement, dated June 7, 2013, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	6/11/2013
10.42	Non-Employee Director Compensation Information	10-Q	000-51531	10.3	8/2/2013
10.43	Second Amendment to Loan and Security Agreement, dated October 18, 2011, by and between the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated September 23, 2013	10-Q	000-51531	10.1	11/12/2013
10.44*	Offer Letter, dated January 10, 2014, by and between the Registrant and Joseph DePinto					X
10.45*	Executive Severance Benefits Agreement, dated March 6, 2014, by and between the Registrant and Joseph DePinto					X
10.46†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen Idec MA Inc.					X
10.47†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.					X
10.48	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.49

Second Amendment of Sublease, dated January 16, 2014, by and between the Registrant and McKesson Specialty Care Distribution Joint Venture, LP, for office space located at 395 Oyster Point Boulevard, South San Francisco, California

X
10.50	Underwriting Agreement, dated February 27, 2014, by and between the Registrant and Cowen and Company, LLC	8-K	000-51531	1.1	2/27/2014
21.1	Subsidiaries of the Registrant	10-Q	000-51531	21.1	8/02/2013
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney					(included on Signature page	)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.