Form 10-Q
period 2014-03-31
SUNESIS PHARMACEUTICALS INC
filed 2014-05-07
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The registrant had 60,217,011 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2014.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$50,354	$15,121
Marketable securities	20,302	24,172
Prepaids and other current assets	1,099	1,199

Total current assets	71,755	40,492
Property and equipment, net	41	23
Deposits and other assets	33	10

Total assets	$71,829	$40,525

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,011	$953
Accrued clinical expense	3,637	4,750
Accrued compensation	871	1,719
Other accrued liabilities	2,169	1,645
Current portion of deferred revenue	7,956	7,956
Current portion of notes payable	9,293	9,018
Warrant liability	12,733	7,931

Total current liabilities	37,670	33,972
Non-current portion of deferred revenue	1,724	3,712
Non-current portion of notes payable	6,671	9,025
Commitments
Stockholders’ equity (deficit):
Common stock	6	5
Additional paid-in capital	520,022	473,509
Accumulated other comprehensive income (loss)	4	(3)
Accumulated deficit	(494,268)	(479,695)

Total stockholders’ equity (deficit)	25,764	(6,184)

Total liabilities and stockholders’ equity (deficit)	$71,829	$40,525

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Revenue:
License and other revenue	$1,995	$1,989

Total revenues	1,995	1,989
Operating expenses:
Research and development	7,552	7,377
General and administrative	3,417	2,444

Total operating expenses	10,969	9,821

Loss from operations	(8,974)	(7,832)
Interest expense	(547)	(831)
Other income (expense), net	(5,052)	(2,961)

Net loss	(14,573)	(11,624)
Unrealized gain (loss) on available-for-sale securities	7	(21)

Comprehensive loss	$(14,566)	$(11,645)

Basic and diluted loss per common share:
Net loss	$(14,573)	$(11,624)
Shares used in computing basic and diluted loss per common share	56,313	51,587

Basic and diluted loss per common share	$(0.26)	$(0.23)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(14,573)	$(11,624)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,306	751
Depreciation and amortization	5	7
Amortization of debt discount and debt issuance costs	116	176
Increase in fair value of warrant liability	4,937	2,852
Foreign exchange loss on marketable securities	—	32
Changes in operating assets and liabilities:
Prepaids and other assets	68	513
Accounts payable	58	1,449
Accrued clinical expense	(1,113)	(1,109)
Accrued compensation	(848)	(787)
Other accrued liabilities	599	245
Deferred revenue	(1,988)	(1,989)

Net cash used in operating activities	(11,433)	(9,484)

Cash flows from investing activities
Purchases of property and equipment	(23)	—
Purchases of marketable securities	(12,303)	(8,556)
Proceeds from maturities of marketable securities	16,180	16,308

Net cash provided by investing activities	3,854	7,752

Cash flows from financing activities
Principal payments on notes payable	(2,261)	(694)
Proceeds from issuance of common stock and warrants in underwritten offering, net	40,022	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	4,726	—
Proceeds from exercise of warrants and stock options	325	41

Net cash provided by (used in) financing activities	42,812	(653)

Net increase (decrease) in cash and cash equivalents	35,233	(2,385)
Cash and cash equivalents at beginning of period	15,121	14,940

Cash and cash equivalents at end of period	$50,354	$12,555

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2014, had cash, cash equivalents and marketable securities totaling $70.7 million and an accumulated deficit of $494.3 million.

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

Concentrations of Credit Risk

In accordance with its investment policy, the Company invests cash that is not currently being used for operational purposes. The policy allows for the purchase of low risk debt securities issued by: (a) the United States and certain European governments and government agencies, and (b) highly rated banks and corporations, denominated in U.S. dollars, Euros or British pounds, subject to certain concentration limits. The policy limits maturities of securities purchased to no longer than 24 months and the weighted average maturity of the portfolio to 12 months. Management believes these guidelines ensure both the safety and liquidity of any investment portfolio the Company may hold.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2013 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Bermuda) Ltd., a Bermuda corporation, as well as a Bermuda limited partnership, Sunesis Pharmaceuticals International LP. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

Management has determined that the Company operates as a single reportable segment.

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes thereto. Actual results could differ materially from these estimates. Significant estimates, assumptions and judgments made by management include those related to the valuation of equity and related instruments, revenue recognition, stock-based compensation and clinical trial accounting.

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of March 31, 2014, the Company held no investments denominated in Euros. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive loss.

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

Level 3 - unobservable inputs.

The Company’s Level 2 valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of March 31, 2014 and December 31, 2013.

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

	As of March 31,
	2014	2013
Warrants to purchase shares of common stock	19,171	9,996
Options to purchase shares of common stock	9,287	7,264

Outstanding securities not included in calculations	28,458	17,260

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$21,690	$—	$—	$21,690
U.S. corporate debt obligations	Level 2	7,170	—	(3)	7,167
U.S. commercial paper	Level 2	16,741	7	—	16,748

Total available-for-sale securities		45,601	7	(3)	45,605
Less amounts classified as cash equivalents		(25,303)	—	—	(25,303)

Amounts classified as marketable securities		$20,298	$7	$(3)	$20,302

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$6,282	$—	$—	$6,282
U.S. corporate debt obligations	Level 2	13,509	—	(4)	13,505
U.S. commercial paper	Level 2	8,396	3	—	8,399
Foreign corporate debt obligations	Level 2	2,571	—	(2)	2,569

Total available-for-sale securities		30,758	3	(6)	30,755
Less amounts classified as cash equivalents		(6,583)	—	—	(6,583)

Amounts classified as marketable securities		$24,175	$3	$(6)	$24,172

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

March 31, 2014	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$3	$6,815

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities in the three months ended March 31, 2014 and 2013.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	March 31, 2014	December 31, 2013
Inputs and assumptions:
Fair market value of Company’s common stock	$6.61	$4.74
Exercise price	$2.52	$2.52
Expected term (years)	1.5	1.8
Expected volatility	56.0%	60.8%
Risk-free interest rate	0.3%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$4.20	$2.56
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,032	3,099

Total estimated fair value of outstanding warrants (in thousands)	$12,733	$7,931

The warrants have been classified as a derivative liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the three months ended March 31, 2014, warrants to purchase 67,285 shares of common stock issued in connection with the 2010 Offering were exercised, resulting in cash proceeds to the Company of $170,000.

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

Warrant Liability
Balance as of December 31, 2013	$7,931
Change in fair value of warrant liability	4,937
Exercise of warrants	(135)

Balance as of March 31, 2014	$12,733

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

Revenue participation right payments will be made to RPI if and when vosaroxin is commercialized, at a rate of 6.75% of net sales of vosaroxin, on a product-by-product and country-by-country basis world-wide through the later of: (a) the expiration of the last to expire of certain specifically identified patents; (b) 10 years from the date of first commercial sale of such product in such country; or (c) the expiration of all applicable periods of data, market or other regulatory exclusivity in such country with respect to such product.

6. License Agreements

Biogen Idec

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen Idec MA, Inc. (the “Biogen Idec 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize SNS-062, a BTK inhibitor synthesized under the first amended and restated collaboration agreement with Biogen Idec (the “Biogen Idec 1st ARCA”), solely for oncology indications. The Company may be required to make a $2.5 million milestone payment depending on its development of SNS-062 and royalty payments depending on related product sales of SNS-062. All other of Sunesis’ rights and obligations contained in the Biogen Idec 1st ARCA remain unchanged, except that potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen Idec for potential future sales of SNS-062.

Millennium

In January 2014, the Company entered into an amended and restated license agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (the “Amended Millennium Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with execution of the Amended Millennium Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales.

With respect to the Raf target product rights that were licensed to Millennium under the original license agreement, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Millennium of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Millennium is currently conducting a Phase 1 clinical study of an oral investigative drug, MLN2480, which is licensed to them under the Amended Millennium Agreement.

7. Notes Payable

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

The interest rates for the first and second tranche are 8.95% and 9.00% per annum, respectively. Payments under the Loan Agreement are monthly in arrears and were interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest from March 1, 2013 to the scheduled maturity date of October 1, 2015. In addition, a final payment equal to $937,500 will be due on October 1, 2015, or such earlier date as specified in the Loan Agreement. If the Company prepays all or a portion of the loan prior to maturity, it will pay the Lenders a prepayment fee of between 0-1% of the principal amount prepaid. The weighted average annual effective interest rate on the notes payable, including the amortization of the debt discounts and accretion of the final payment, is 13.9%.

Aggregate future minimum payments due under the Loan Agreement as of March 31, 2014 were as follows (in thousands):

Year ending December 31,
2014	$7,933
2015	8,814

Total minimum payments	16,747
Less amount representing interest	(1,190)

Notes payable, gross	15,557
Unamortized discount on notes payable	(315)
Accretion of final payment	722

Notes payable, balance	15,964
Less current portion of notes payable	(9,293)

Non-current portion of notes payable	$6,671

8. Stockholders’ Equity

Underwritten Offering

On March 4, 2014, the Company completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of the Company’s common stock at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million, and net proceeds were approximately $40.0 million, after deducting the underwriting discount and offering expenses payable by the Company.

The warrants are only exercisable after unblinding of the VALOR trial on a gross exercise basis. The Series A warrants will expire on or before the later of 30 days following unblinding of the VALOR trial and December 4, 2014, but no later than March 4, 2016. The Series B warrants will expire on or before the later of 30 days following the final date assigned by the Food and Drug Administration as the Prescription Drug User Fee Act action date for vosaroxin (the “PDUFA date”) of the VALOR trial and September 4, 2015, but in no event later than March 4, 2016. The common stock and accompanying warrants have both been classified to stockholders’ equity (deficit) in the Company’s balance sheet.

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

During the three months ended March 31, 2014, the Company sold an aggregate of 1,024,718 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $4.9 million and net proceeds of $4.7 million, after deducting Cantor’s commission. As of March 31, 2014, $16.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

9. Stock-Based Compensation

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

	Three months ended March 31,
	2014	2013
Research and development	$459	$211
General and administrative	727	370

Employee stock-based compensation expense	1,186	581
Non-employee stock-based compensation expense	120	170

Total stock-based compensation expense	$1,306	$751

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2014 and results of operations for the three months ended March 31, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our efforts are currently focused primarily on the development and commercial planning for vosaroxin for the treatment of acute myeloid leukemia, or AML. In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and is being conducted at more than 100 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand.

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. In September 2013, we completed enrollment of 712 patients in the VALOR trial, which included a 5% over-enrollment factor. We anticipate unblinding of the VALOR trial in either the third or fourth quarter of 2014, after reaching 562 events in the VALOR trial and locking the final database.

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

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. We anticipate selecting a lead PDK1 development candidate to take into IND-enabling studies by the end of 2014.

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

In March 2014, we completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of our common stock at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million and net proceeds were approximately $40.0 million. The warrants are only exercisable after unblinding of the VALOR trial on a gross exercise basis. The Series A warrants will expire on or before the later of December 4, 2014 and 30 days following unblinding of the VALOR trial, but no later than March 4, 2016. The Series B warrants will expire on or before the later of September 4, 2015 and 30 days following the final date assigned by the Food and Drug Administration, or FDA, as the Prescription Drug User Fee Act action date for vosaroxin, or the PDUFA date, of the VALOR trial, but no later than March 4, 2016.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2014, we had cash, cash equivalents and marketable securities of $70.7 million and an accumulated deficit of $494.3 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2014 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales until 2015, if at all.

Recently, we have recorded revenue primarily through a Revenue Participation Agreement, or the Royalty Agreement, which was entered into in March 2012 with RPI Finance Trust, or RPI, an entity related to Royalty Pharma. In September 2012, we received a $25.0 million cash payment from RPI pursuant to the provisions of the Royalty Agreement. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is being amortized to revenue over the related performance period.

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

We are currently focused on the development of vosaroxin for the treatment of AML. Based on results of translational research, both our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following the unblinding of the VALOR trial, we anticipate research and development costs to increase in the future, including additional costs related to obtaining regulatory approval.

We are no longer conducting any research activities in connection with existing collaboration agreements, however, we have and will incur further development expenses in 2014 associated with advancing the recently in-licensed SNS-062 and PDK1 inhibitor programs. Additionally, under the license agreement between Millennium and us, or the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including MLN2480, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Millennium Phase 1, multicenter dose escalation study. If we were to exercise our option to this or other product candidates, our research and development expense would increase significantly.

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

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization following the unblinding of the VALOR trial, we anticipate general and administrative expenses to increase in the future, including additional expenses related to selling and marketing.

Results of Operations

Revenue

Total revenue was $2.0 million for the three months ended March 31, 2014 and 2013. Revenue in both periods was due to deferred revenue recognized related to the Royalty Agreement with RPI. We expect our revenue to be at least equal in 2014 as compared to 2013, assuming continued recognition of deferred revenue related to the Royalty Agreement with RPI.

Research and Development Expense

Research and development expense was $7.6 million for the three months ended March 31, 2014, as compared to $7.4 million for the same period in 2013, primarily relating to the vosaroxin development program in each period. The increase of $0.2 million between the periods was primarily due to total increases of $1.6 million in personnel, licensing, drug manufacturing and consulting costs, partially offset by a reduction of $1.4 million in clinical trial expenses.

General and Administrative Expense

General and administrative expense was $3.4 million for the three months ended March 31, 2014, as compared to $2.4 million for the same period in 2013. The increase of $1.0 million between the periods was primarily due to an increase in personnel costs, including increases in non-cash stock-based compensation expenses and related to the addition of commercial and medical affairs staff.

Interest Expense

Interest expense was $0.5 million for the three months ended March 31, 2014, as compared to $0.8 million for the same period in 2013. The decrease in 2014 was due to the reduced principal balance outstanding on notes payable to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, under the loan and security agreement, or the Loan Agreement, entered into in September 2012.

Other Income (Expense), Net

Net other expense was $5.1 million for the three months ended March 31, 2014, as compared to $3.0 million for the same period in 2013. The amounts for each period were primarily comprised of non-cash charges for the revaluation of warrants issued in the October 2010 underwritten offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, the receipt of funds from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $70.7 million as of March 31, 2014, as compared to $39.3 million as of December 31, 2013. The increase of $31.4 million was primarily due to net proceeds of approximately $40.0 million from the underwritten offering and $4.7 million from sales of our common stock through the Controlled Equity OfferingSM sales agreement, or the Sales Agreement with Cantor Fitzgerald & Co., or Cantor, both as described below, and $0.3 million from the exercise of warrants and stock options, partially offset by $11.4 million of net cash used in operating activities and $2.3 million of principal payments against notes payable.

In March 2014, we completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of our common stock, at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million and net proceeds were approximately $40.0 million, after deducting the underwriting discount and estimated offering expenses. The warrants are only exercisable after unblinding of the VALOR trial on a gross exercise basis. The Series A warrants will expire on or before the later of 30 days following unblinding of the VALOR trial and December 4, 2014, but no later than March 4, 2016. The Series B warrants will expire on or before the later of 30 days following the PDUFA date of the VALOR trial and September 4, 2015, but in no event later than March 4, 2016.

In August 2011, we entered into the Sales Agreement, with Cantor as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended. During the three months ended March 31, 2014, we sold an aggregate of 1,024,718 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $4.9 million and net proceeds of $4.7 million, after deducting Cantor’s commission. As of March 31, 2014, $16.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $11.4 million for the three months ended March 31, 2014, as compared to $9.5 million for the same period in 2013. Net cash used in the 2014 period resulted primarily from the net loss of $14.6 million and changes in operating assets and liabilities of $3.2 million, partially offset by net adjustments for non-cash items of $6.4 million. Net cash used in the 2013 period resulted primarily from the net loss of $11.6 million and changes in operating assets and liabilities of $1.7 million, partially offset by net adjustments for non-cash items of $3.8 million.

Net cash provided by investing activities was $3.9 million for the three months ended March 31, 2014, as compared to $7.8 million for the same period in 2013. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $42.8 million for the three months ended March 31, 2014, as compared to $0.7 million used in financing activities for the same period in 2013. Net cash provided in the 2014 period resulted primarily from net proceeds of approximately $40.0 million from the underwritten offering, $4.7 million from sales of our common stock through the Sales Agreement with Cantor, and $0.3 million from the exercise of warrants and stock options, partially offset by $2.3 million of principal payments against notes payable. Net cash used in the 2013 period resulted primarily from principal payments pursuant to notes payable.

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

Our future funding requirements will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	need for additional or expanded clinical trials;

•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	extent of our other development activities, including those related to our in-license agreements;

•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	effect of competing technological and market developments; and

•	costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$17,685	$10,577	$7,108	$—	$—
Operating lease obligations(2)	$370	$341	$29	$—	$—

(1)	Includes interest and final payment of 3.75% of the aggregate amount drawn under the Loan Agreement. Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
(2)	Operating lease obligations relate solely to the lease of 15,378 square feet of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. The lease was entered into in January 2014 and expires on April 30, 2015.

The above amounts exclude potential payments under:

•	our 2003 license agreement with Dainippon, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Dainippon. We are also required to make royalty payments to Dainippon in the event that vosaroxin is commercialized;

•	our Royalty Agreement with RPI, pursuant to which we are required to make certain revenue participation payments in the event that vosaroxin is commercialized; and

•	our December 2013 second amended and restated collaboration agreement with Biogen Idec and our January 2014 amended license agreement with Millennium, pursuant to which we are required to make certain milestone and royalty payments.

We also have agreements with contract research organizations clinical sites and other third party contractors for the conduct of our clinical trials. We generally make payments to these entities based upon the activities they perform related to the particular clinical trial. There are generally no penalty clauses for cancellation of these agreements if notice is duly given and payment is made for work performed by the third party under the related agreement.

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

Interest Rate and Market Risk

As of March 31, 2014 and December 31, 2013, we had $70.7 million and $39.3 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of March 31, 2014
Available-for-sale securities	$34,523	$11,082	$45,605
Average interest rate	0.1%	0.2%

	Expected Maturity		Total Fair Value as of
	0-3 months	Over 3 months	December 31, 2013
Available-for-sale securities	$20,387	$10,368	$30,755
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the Euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of March 31, 2014 and December 31, 2013, we held investments denominated in Euros with an aggregate fair value of nil and $2.6 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below remain substantively unchanged from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 6, 2014.

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin.

We believe that with $70.7 million in cash and investments held as of March 31, 2014, we currently have the resources to fund our operations at least through 2014.

However, we will need to raise substantial additional capital to:

•	complete the development and potential commercialization of vosaroxin in AML;

•	fund additional clinical trials of vosaroxin and seek regulatory approvals;

•	expand our development activities;

•	implement additional internal systems and infrastructure; and

•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials, including the VALOR trial in particular;

•	need for additional or expanded clinical trials;

•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	extent of our other development activities, including our other clinical programs and in-license agreements;

•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	effect of competing technological and market developments; and

•	costs, if any, of supporting our arrangements with Biogen Idec, Millennium or any potential future licensees or partners.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 were $14.6 million, $34.6 million and $44.0 million, respectively. As of March 31, 2014, we had an accumulated deficit of $494.3 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin if the VALOR trial is successful, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

Our Loan Agreement with the Lenders, which we entered into on October 18, 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, on October 18, 2011, we granted a perfected first priority security interest in substantially all of our assets, other than intellectual property assets, to the Lenders. Additionally, following the purchase of the revenue participation right by RPI on September 18, 2012, we granted both the Lenders and RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin, which may only be perfected following first product approval in any country or territory. The Lenders will retain a senior position to RPI’s security interest for so long as any indebtedness under the Loan Agreement remains outstanding. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the Lender’s lien on our assets, as determined by the Lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

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

In addition, the recent sovereign debt crisis concerning certain European countries and related European financial restructuring efforts may cause the value of European currencies, including the Euro, to deteriorate. Such deterioration could adversely impact any investments we hold that are denominated in Euros. Rating agency downgrades on European sovereign debt and any potential default of European government issuers further contribute to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

In the three months ended March 31, 2014, our common stock traded as low as $3.84 and as high as $7.49, and in 2013, traded as low as $3.92 and as high as $6.54. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors together with their affiliates beneficially owned approximately 23.8% of our outstanding capital stock as of March 31, 2014, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have an influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.

(Registrant)

Date: May 7, 2014	/s/ ERIC H. BJERKHOLT

Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

10.1*	Offer Letter, dated January 10, 2014, by and between the Registrant and Joseph DePinto	10-K	000-51531	10.44	3/6/2014

10.2*	Executive Severance Benefits Agreement, dated March 6, 2014, by and between the Registrant and Joseph DePinto	10-K	000-51531	10.45	3/6/2014

10.3†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.47	3/6/2014

10.4	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.48	3/6/2014

10.5	Second Amendment of Sublease, dated January 16, 2014, by and between the Registrant and McKesson Specialty Care Distribution Joint Venture, LP, for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.49	3/6/2014

10.6	Underwriting Agreement, dated February 27, 2014, by and between the Registrant and Cowen and Company, LLC	8-K	000-51531	1.1	2/27/2014

10.7*	Sunesis Pharmaceuticals, Inc. 2013 Bonus Program	8-K	000-51531	10.1	3/24/2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.