Form 10-Q
period 2014-06-30
SUNESIS PHARMACEUTICALS INC
filed 2014-08-05
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The registrant had 60,442,973 shares of common stock, $0.0001 par value per share, outstanding as of July 25, 2014.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,761	$15,121
Marketable securities	31,782	24,172
Prepaids and other current assets	1,133	1,199

Total current assets	59,676	40,492
Property and equipment, net	35	23
Deposits and other assets	2	10

Total assets	$59,713	$40,525

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$513	$953
Accrued clinical expense	3,938	4,750
Accrued compensation	1,288	1,719
Other accrued liabilities	4,238	1,645
Current portion of deferred revenue	7,690	7,956
Current portion of notes payable	9,573	9,018
Warrant liability	12,400	7,931

Total current liabilities	39,640	33,972
Non-current portion of deferred revenue	—	3,712
Non-current portion of notes payable	4,234	9,025
Commitments
Stockholders’ equity (deficit):
Common stock	6	5
Additional paid-in capital	521,889	473,509
Accumulated other comprehensive loss	(7)	(3)
Accumulated deficit	(506,049)	(479,695)

Total stockholders’ equity (deficit)	15,839	(6,184)

Total liabilities and stockholders’ equity (deficit)	$59,713	$40,525

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$1,989	$1,989	$3,984	$3,978

Total revenues	1,989	1,989	3,984	3,978
Operating expenses:
Research and development	7,206	7,674	14,758	15,051
General and administrative	6,387	2,889	9,804	5,333

Total operating expenses	13,593	10,563	24,562	20,384

Loss from operations	(11,604)	(8,574)	(20,578)	(16,406)
Interest expense	(470)	(768)	(1,017)	(1,599)
Other income (expense), net	293	1,152	(4,759)	(1,809)

Net loss	(11,781)	(8,190)	(26,354)	(19,814)
Unrealized loss on available-for-sale securities	(11)	(17)	(4)	(38)

Comprehensive loss	$(11,792)	$(8,207)	$(26,358)	$(19,852)

Basic and diluted loss per common share:
Net loss:
Basic	$(11,781)	$(8,190)	$(26,354)	$(19,814)
Diluted	$(12,114)	$(9,336)	$(26,354)	$(19,814)
Shares used in computing net loss per common share:
Basic	60,246	51,630	58,291	51,609
Diluted	61,895	53,268	58,291	51,609
Net loss per common share:
Basic	$(0.20)	$(0.16)	$(0.45)	$(0.38)
Diluted	$(0.20)	$(0.18)	$(0.45)	$(0.38)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(26,354)	$(19,814)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	2,770	1,864
Depreciation and amortization	11	12
Amortization of debt discount and debt issuance costs	217	340
Increase in fair value of warrant liability	4,604	1,706
Foreign exchange loss on marketable securities	—	9
Changes in operating assets and liabilities:
Prepaids and other assets	57	699
Accounts payable	(440)	2,031
Accrued clinical expense	(812)	(1,512)
Accrued compensation	(431)	(466)
Other accrued liabilities	2,730	75
Deferred revenue	(3,978)	(3,978)

Net cash used in operating activities	(21,626)	(19,034)

Cash flows from investing activities
Purchases of property and equipment	(23)	—
Purchases of marketable securities	(32,934)	(19,245)
Proceeds from maturities of marketable securities	25,320	32,508

Net cash (used in) provided by investing activities	(7,637)	13,263

Cash flows from financing activities
Principal payments on notes payable	(4,573)	(2,809)
Proceeds from issuance of common stock and warrants in underwritten offering, net	40,012	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	4,726	—
Proceeds from exercise of warrants, stock options and stock purchase rights	738	245

Net cash provided by (used in) financing activities	40,903	(2,564)

Net increase (decrease) in cash and cash equivalents	11,640	(8,335)
Cash and cash equivalents at beginning of period	15,121	14,940

Cash and cash equivalents at end of period	$26,761	$6,605

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2014, had cash, cash equivalents and marketable securities totaling $58.5 million and an accumulated deficit of $506.0 million.

The Company will need to raise substantial additional capital to complete the development and potential commercialization of QINPREZOTM (vosaroxin), and expects to finance its future cash needs primarily through warrant exercises, equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to QINPREZO, or a combination of the above.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that will supersede most existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

The standard will be effective for annual and interim periods beginning after December 15, 2016. The Company has yet to evaluate which adoption method it plans to use or the potential effect of the new standard on its consolidated financial statements.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of June 30, 2014, the Company held no investments denominated in Euros. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive loss.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of June 30, 2014 and December 31, 2013.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss—basic	$(11,781)	$(8,190)	$(26,354)	$(19,814)
Adjustment for change in fair value of warrant liability	(333)	(1,146)	—	—

Net loss—diluted	$(12,114)	$(9,336)	$(26,354)	$(19,814)

Denominator:
Weighted-average common shares outstanding—basic	60,246	51,630	58,291	51,609
Dilutive effect of warrants	1,649	1,638	—	—

Weighted-average common shares outstanding—diluted	61,895	53,268	58,291	51,609

Net loss per common share:
Basic	$(0.20)	$(0.16)	$(0.45)	$(0.38)

Diluted	$(0.20)	$(0.18)	$(0.45)	$(0.38)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Warrants to purchase shares of common stock	16,139	6,878	19,171	9,996
Options to purchase shares of common stock	9,321	7,529	9,321	7,529

Outstanding securities not included in calculations	25,460	14,407	28,492	17,525

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$10,661	$—	$—	$10,661
U.S. corporate debt obligations	Level 2	18,650	—	(10)	18,640
U.S. commercial paper	Level 2	20,792	4	(1)	20,795

Total available-for-sale securities		50,103	4	(11)	50,096
Less amounts classified as cash equivalents		(18,314)	—	—	(18,314)

Amounts classified as marketable securities		$31,789	$4	$(11)	$31,782

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$6,282	$—	$—	$6,282
U.S. corporate debt obligations	Level 2	13,509	—	(4)	13,505
U.S. commercial paper	Level 2	8,396	3	—	8,399
Foreign corporate debt obligations	Level 2	2,571	—	(2)	2,569

Total available-for-sale securities		30,758	3	(6)	30,755
Less amounts classified as cash equivalents		(6,583)	—	—	(6,583)

Amounts classified as marketable securities		$24,175	$3	$(6)	$24,172

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

June 30, 2014	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$10	$17,583
U.S. commercial paper	1	3,396

	$11	$20,979

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities during either the six months ended June 30, 2014 or 2013.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	June 30, 2014	December 31, 2013
Inputs and assumptions:
Fair market value of Company’s common stock	$6.52	$4.74
Exercise price	$2.52	$2.52
Expected term (years)	1.3	1.8
Expected volatility	58.1%	60.8%
Risk-free interest rate	0.2%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$4.09	$2.56
Shares underlying outstanding warrants classified as liabilities (in thousands)	3,032	3,099

Total estimated fair value of outstanding warrants (in thousands)	$12,400	$7,931

The warrants have been classified as a liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the six months ended June 30, 2014, warrants to purchase 67,285 shares of common stock issued in connection with the 2010 Offering were exercised, resulting in cash proceeds to the Company of $170,000.

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

Warrant Liability
Balance as of December 31, 2013	$7,931
Change in fair value of warrant liability	4,604
Exercise of warrants	(135)

Balance as of June 30, 2014	$12,400

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

Revenue participation right payments will be made to RPI if and when QINPREZO is commercialized, at a rate of 6.75% of net sales of QINPREZO, on a product-by-product and country-by-country basis world-wide through the later of: (a) the expiration of the last to expire of certain specifically identified patents; (b) 10 years from the date of first commercial sale of such product in such country; or (c) the expiration of all applicable periods of data, market or other regulatory exclusivity in such country with respect to such product.

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

Millennium

In January 2014, the Company entered into an amended and restated license agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (the “Amended Millennium Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Millennium Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales, if any.

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

Aggregate future minimum payments due under the Loan Agreement as of June 30, 2014 were as follows (in thousands):

Year ending December 31,
2014	$5,288
2015	8,814

Total minimum payments	14,102
Less amount representing interest	(858)

Notes payable, gross	13,244
Unamortized discount on notes payable	(222)
Accretion of final payment	785

Notes payable, balance	13,807
Less current portion of notes payable	(9,573)

Non-current portion of notes payable	$4,234

8. Stockholders’ Equity

Underwritten Offering

On March 4, 2014, the Company completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of the Company’s common stock at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million, and net proceeds were $40.0 million, after deducting the underwriting discount and offering expenses payable by the Company.

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

During the three months ended June 30, 2014, the Company sold no shares of common stock under the Sales Agreement. During the six months ended June 30, 2014, the Company sold an aggregate of 1,024,718 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $4.9 million and net proceeds of $4.7 million, after deducting Cantor’s commission. As of June 30, 2014, $16.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and is recorded on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, based on historical option cancellation information, and revised in subsequent periods if actual forfeitures differ from those estimates. The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Research and development	$519	$590	$978	$800
General and administrative	837	587	1,564	957

Employee stock-based compensation expense	1,356	1,177	2,542	1,757
Non-employee stock-based compensation expense	108	(64)	228	107

Total stock-based compensation expense	$1,464	$1,113	$2,770	$1,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our efforts are currently focused primarily on the development and commercial planning for QINPREZOTM (vosaroxin), our product candidate, for the treatment of acute myeloid leukemia, or AML. In December 2010, we commenced enrollment of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, pivotal trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial is designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and is being conducted at more than 100 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand.

In September 2012, following the recommendation of the trial’s independent Data and Safety Monitoring Board, or DSMB, after the DSMB’s completion of a single, pre-planned interim analysis of unblinded efficacy and safety data sets from the VALOR trial, we implemented a one-time, 225 patient sample size increase to the VALOR trial, bringing target enrollment to 675 patients. This pre-specified sample size increase is designed to maintain adequate statistical power over a broader range of survival outcomes. In September 2013, we completed enrollment of 712 patients in the VALOR trial, which included a 5% over-enrollment factor. Having reached the prespecified number of events, we continue to anticipate unblinding of the VALOR trial in the second half of 2014, after locking the final database.

In the second half of 2013, we announced the initiation of three Phase 1/2 investigator-sponsored trials of vosaroxin, either as a standalone therapy or in combination with approved compounds, in various indications of AML and high-risk myelodysplastic syndrome, or MDS. The trials are being conducted at the University of Texas MD Anderson Cancer Center, or MDACC, Weill Cornell Medical College and New York-Presbyterian Hospital, and the Washington University School of Medicine.

In June 2014, updated results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS were presented at the 2014 American Society of Clinical Oncology Annual Meeting (ASCO). This trial is expected to enroll up to a combined total of approximately 70 patients.

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen Idec, is for global commercial rights to SNS-062, a potent and selective non-covalently binding oral inhibitor of BTK. We anticipate filing an investigational new drug, or IND, application for SNS-062 with the FDA in 2015 to begin human clinical trials.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. We anticipate selecting a lead PDK1 development candidate to take into IND-enabling studies by the end of 2014.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen Idec and Sunesis. In 2011, the PDK1 program was purchased by and exclusively licensed to Millennium along with the more advanced program, MLN2480, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Millennium Phase 1, multicenter dose escalation study. We currently expect SNS-062 and the PDK1 inhibitors will be developed exclusively by Sunesis.

In March 2014, we completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of our common stock at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million and net proceeds were $40.0 million. The warrants are only exercisable after unblinding of the VALOR trial on a gross exercise basis. The Series A warrants will expire on or before the later of December 4, 2014 and 30 days following unblinding of the VALOR trial, but no later than March 4, 2016. The Series B warrants will expire on or before the later of September 4, 2015 and 30 days following the final date assigned by the Food and Drug Administration, or FDA, as the Prescription Drug User Fee Act action date for vosaroxin, or the PDUFA date, of the VALOR trial, but no later than March 4, 2016.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2014, we had cash, cash equivalents and marketable securities of $58.5 million and an accumulated deficit of $506.0 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for QINPREZO.

We will need to raise substantial additional capital to complete the development and potential commercialization of QINPREZO, and expect to finance our future cash needs primarily through warrant exercises, equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to QINPREZO, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to QINPREZO, outlicense intellectual property rights to QINPREZO or our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our QINPREZO development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2014 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales if and until QINPREZO or any other product candidate we may develop has been approved by the FDA or similar regulatory agencies in other countries.

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

We are currently focused on the development of QINPREZO for the treatment of AML. Based on results of translational research, both our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following the unblinding of the VALOR trial, we anticipate research and development costs to increase, including additional costs related to obtaining regulatory approval.

We are no longer conducting any research activities in connection with existing collaboration agreements; however, we have and will incur further development expenses in 2014 associated with advancing the recently in-licensed SNS-062 and PDK1 inhibitor programs. Additionally, under the license agreement between Millennium and us, or the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including MLN2480, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Millennium Phase 1, multicenter dose escalation study. If we were to exercise our option to this or other product candidates, our research and development expense would increase significantly.

If we engage a development or commercialization partner for our QINPREZO program, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future licensing or collaborative arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

Revenue

Total revenue was $2.0 million and $4.0 million for the three and six months ended June 30, 2014 and for the comparable periods in 2013. Revenue in each period was due to deferred revenue recognized related to the Royalty Agreement with RPI.

Research and Development Expense

Research and development expense was $7.2 million and $14.8 million for the three and six months ended June 30, 2014, as compared to $7.7 million and $15.1 million for the same periods in 2013, primarily relating to the QINPREZO development program in each period. The decrease of $0.5 million between the comparable three month periods was primarily due to a reduction of $1.8 million in clinical trial expenses, partially offset by total increases of $1.3 million in personnel, drug manufacturing and other outside services costs. The decrease of $0.3 million between the comparable six month periods was primarily due to a reduction of $3.2 million in clinical trial expenses, partially offset by total increases of $2.9 million in personnel, drug manufacturing, consulting and licensing costs.

General and Administrative Expense

General and administrative expense was $6.4 million and $9.8 million for the three and six months ended June 30, 2014, as compared to $2.9 million and $5.3 million for the same periods in 2013. The increases between the comparable three and six month periods were primarily due to increased personnel and consulting costs, primarily related to commercial planning and medical affairs.

Interest Expense

Interest expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2014, as compared to $0.8 million and $1.6 million for the same periods in 2013. The decreases in 2014 were due to the reduced principal balance outstanding on notes payable to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, under the loan and security agreement, or the Loan Agreement, entered into in September 2012.

Other Income (Expense), Net

Net other income was $0.3 million for the three months ended June 30, 2014, as compared to $1.2 million for the same period in 2013. Net other expense was $4.8 million for the six months ended June 30, 2014, as compared to $1.8 million for the same period in 2013. The amounts for each period were primarily comprised of non-cash credits or charges for the revaluation of warrants issued in the October 2010 underwritten offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, the receipt of funds from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $58.5 million as of June 30, 2014, as compared to $39.3 million as of December 31, 2013. The increase of $19.2 million was primarily due to net proceeds of $40.0 million from the underwritten offering and $4.7 million from sales of our common stock through the Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, both as described below, and $0.7 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $21.6 million of net cash used in operating activities and $4.6 million of principal payments against notes payable.

In March 2014, we completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of our common stock, at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million and net proceeds were $40.0 million, after deducting the underwriting discount and offering expenses. The warrants are only exercisable after unblinding of the VALOR trial on a gross exercise basis. The Series A warrants will expire on or before the later of 30 days following unblinding of the VALOR trial and December 4, 2014, but no later than March 4, 2016. The Series B warrants will expire on or before the later of 30 days following the PDUFA date of the VALOR trial and September 4, 2015, but in no event later than March 4, 2016.

In August 2011, we entered into the Sales Agreement, with Cantor as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended. During the three months ended June 30, 2014, we sold no shares of common stock under the Sales Agreement. During the six months ended June 30, 2014, we sold an aggregate of 1,024,718 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $4.9 million and net proceeds of $4.7 million, after deducting Cantor’s commission. As of June 30, 2014, $16.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $21.6 million for the six months ended June 30, 2014, as compared to $19.0 million for the same period in 2013. Net cash used in the 2014 period resulted primarily from the net loss of $26.4 million and changes in operating assets and liabilities of $2.9 million, partially offset by net adjustments for non-cash items of $7.6 million. Net cash used in the 2013 period resulted primarily from the net loss of $19.8 million and changes in operating assets and liabilities of $3.2 million, partially offset by net adjustments for non-cash items of $3.9 million.

Net cash used in investing activities was $7.6 million for the six months ended June 30, 2014, as compared to $13.3 million provided by investing activities for the same period in 2013. Net cash used or provided in each period consisted primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities.

Net cash provided by financing activities was $40.9 million for the six months ended June 30, 2014, as compared to $2.6 million used in financing activities for the same period in 2013. Net cash provided in the 2014 period resulted primarily from net proceeds of $40.0 million from the underwritten offering, $4.7 million from sales of our common stock through the Sales Agreement with Cantor, and $0.7 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $4.6 million of principal payments against notes payable. Net cash used in the 2013 period resulted primarily from principal payments pursuant to notes payable.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of QINPREZO. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

We believe that we currently have the resources to fund our operations at least through 2014. We will need to raise substantial additional capital to complete the development and potential commercialization of QINPREZO. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through warrant exercises, equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to QINPREZO, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our QINPREZO development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$15,040	$10,577	$4,463	$—	$—
Operating lease obligations(2)	$489	$489	$—	$—	$—

(1)	Includes interest and final payment of 3.75% of the aggregate amount drawn under the Loan Agreement. Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
(2)	Operating lease obligations relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiry date of April 30, 2015. On June 3, 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. The amended lease also includes an option to extend the lease for an additional six months, at a predetermined price, if exercised within a certain period.

The above amounts exclude potential payments under:

•	our 2003 license agreement with Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo Dainippon, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If QINPREZO is approved for a non-cancer indication, an additional milestone payment becomes payable to Sumitomo Dainippon. We are also required to make royalty payments to Sumitomo Dainippon in the event that QINPREZO is commercialized;

•	our Royalty Agreement with RPI, pursuant to which we are required to make certain revenue participation payments in the event that QINPREZO is commercialized; and

•	our December 2013 second amended and restated collaboration agreement with Biogen Idec and our January 2014 amended license agreement with Millennium, pursuant to which we are required to make certain milestone and royalty payments.

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

Interest Rate and Market Risk

As of June 30, 2014 and December 31, 2013, we had $58.5 million and $39.3 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of highly rated securities, which may include money market funds and U.S. and European government obligations and corporate debt securities. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). In the past, we have generally purchased investments with an original maturity of less than one year, although our policy allows for the purchase of securities with a maturity of up to two years. Our holdings of the securities of any one issuer, except obligations of the U.S. Treasury or U.S. Treasury guaranteed securities, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of June 30, 2014
Available-for-sale securities	$31,242	$18,854	$50,096
Average interest rate	0.1%	0.2%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2013
Available-for-sale securities	$20,387	$10,368	$30,755
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the Euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of June 30, 2014 and December 31, 2013, we held investments denominated in Euros with an aggregate fair value of nil and $2.6 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to complete the development and potential commercialization of QINPREZOTM (vosaroxin).

We believe that with $58.5 million in cash and investments held as of June 30, 2014, we currently have the resources to fund our operations at least through 2014.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012 were $26.4 million, $34.6 million and $44.0 million, respectively. As of June 30, 2014, we had an accumulated deficit of $506.0 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as the VALOR trial progresses, as we seek regulatory approvals for vosaroxin if the VALOR trial is successful, and as we commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

Vosaroxin is vulnerable to the risks of failure inherent in the drug development process. Our VALOR trial may fail to demonstrate the safety or efficacy of vosaroxin necessary to obtain regulatory approval for commercialization. We may need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the FDA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

Prior to receiving approval to commercialize vosaroxin or future product candidates, if any, in the United States or internationally, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of vosaroxin may not be experienced in the VALOR trial. Even if we believe the preclinical or clinical data are promising, such data is subject to interpretation and may not be sufficient to support approval by the FDA and other regulatory authorities. In addition, although we believe that our discussions with the FDA support the potential approval of vosaroxin for the treatment of AML based on positive results from the VALOR trial without the need to conduct additional clinical trials, the FDA has substantial discretion in the approval process and may not grant approval based on data from this trial.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad, valid, or enforceable to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

•	we, our licensors or our collaboration partners were the first to make the inventions covered by each of our issued patents and pending patent applications;

•	we, our licensors or our collaboration partners were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our, our licensors’ or our collaboration partners’ pending patent applications will result in issued patents;

•	any of our, our licensors’ or our collaboration partners’ patents will be valid or enforceable;

•	because of differences in patent laws of countries, any patent granted in one country or region will be granted in another, or, if so, have the same or a different scope;

•	any patents issued to us, our licensors or our collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

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

In November 2010 and March 2014, the U.S. Patent and Trademark Office, or USPTO, granted us patents covering certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial. In January 2011, the European Patent Office, or EPO, granted us a similar patent, which has been validated in multiple European Patent Convention, or EPC, member states. These patents are due to expire in 2025.

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

In February 2012 and July 2014, the USPTO granted us patents covering certain vosaroxin hydrate forms, which are due to expire in 2028 and 2027, respectively.

In March 2012 and November 2013, the USPTO granted us patents covering certain compositions related to vosaroxin. In March 2014, the EPO granted us a patent covering methods of making such compositions, which has been validated in multiple EPC member states. These patents are due to expire in 2030.

In July 2013, the USPTO granted us a patent covering certain chemical synthetic method steps that can be used in the manufacture of vosaroxin. This patent has been granted a substantial patent term adjustment, which extends its term to 2031.

In November 2013, the USPTO granted us a patent covering certain methods of use of vosaroxin at clinically relevant dose ranges to treat acute myelogenous leukemia, which is due to expire in 2027. In September 2013, Japan and Australia granted us patents in the same family, and in March 2014, Canada granted us a patent in the same family, all of which will expire in 2026.

Vosaroxin must undergo extensive clinical trials before it can be approved by the FDA. We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement could also further erode the profitability of this product.

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

In the six months ended June 30, 2014, our common stock traded as low as $3.84 and as high as $7.49, and in 2013, traded as low as $3.92 and as high as $6.54. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors together with their affiliates beneficially owned approximately 23.8% of our outstanding capital stock as of June 30, 2014, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have an influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 5, 2014	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

10.1	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.