Form 10-Q
period 2014-09-30
SUNESIS PHARMACEUTICALS INC
filed 2014-11-10
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant had 61,949,147 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2014.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,807	$15,121
Marketable securities	23,912	24,172
Prepaids and other current assets	1,279	1,199
Total current assets	45,998	40,492
Property and equipment, net	53	23
Deposits and other assets	—	10
Total assets	$46,051	$40,525
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$772	$953
Accrued clinical expense	3,621	4,750
Accrued compensation	1,995	1,719
Other accrued liabilities	3,967	1,645
Current portion of deferred revenue	3,418	7,956
Current portion of notes payable	9,859	9,018
Warrant liability	13,673	7,931
Total current liabilities	37,305	33,972
Non-current portion of deferred revenue	3,418	3,712
Non-current portion of notes payable	1,713	9,025
Commitments
Stockholders’ equity (deficit):
Common stock	6	5
Additional paid-in capital	524,992	473,509
Accumulated other comprehensive loss	(9)	(3)
Accumulated deficit	(521,374)	(479,695)
Total stockholders’ equity (deficit)	3,615	(6,184)
Total liabilities and stockholders’ equity (deficit)	$46,051	$40,525

(1)

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$854	$1,989	$4,838	$5,967
Total revenues	854	1,989	4,838	5,967
Operating expenses:
Research and development	6,939	6,957	21,697	22,008
General and administrative	7,226	2,807	17,030	8,140
Total operating expenses	14,165	9,764	38,727	30,148
Loss from operations	(13,311)	(7,775)	(33,889)	(24,181)
Interest expense	(391)	(695)	(1,408)	(2,294)
Other income (expense), net	(1,623)	863	(6,382)	(946)
Net loss	(15,325)	(7,607)	(41,679)	(27,421)
Unrealized gain (loss) on available-for-sale securities	(2)	9	(6)	(29)
Comprehensive loss	$(15,327)	$(7,598)	$(41,685)	$(27,450)
Basic and diluted loss per common share:
Net loss:
Basic	$(15,325)	$(7,607)	$(41,679)	$(27,421)
Diluted	$(15,325)	$(8,329)	$(41,679)	$(27,421)
Shares used in computing net loss per common share:
Basic	60,549	51,698	59,052	51,639
Diluted	60,549	53,271	59,052	51,639
Net loss per common share:
Basic	$(0.25)	$(0.15)	$(0.71)	$(0.53)
Diluted	$(0.25)	$(0.16)	$(0.71)	$(0.53)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities
Net loss	$(41,679)	$(27,421)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	4,405	2,897
Depreciation and amortization	18	16
Amortization of debt discount and debt issuance costs	300	488
Increase in fair value of warrant liability	6,238	984
Foreign exchange gain on marketable securities	—	(174)
Changes in operating assets and liabilities:
Prepaids and other assets	(94)	679
Accounts payable	(181)	1,381
Accrued clinical expense	(1,129)	(611)
Accrued compensation	276	(163)
Other accrued liabilities	2,512	169
Deferred revenue	(4,832)	(5,967)
Net cash used in operating activities	(34,166)	(27,722)
Cash flows from investing activities
Purchases of property and equipment	(48)	—
Purchases of marketable securities	(37,947)	(22,602)
Proceeds from maturities of marketable securities	38,201	55,268
Net cash provided by investing activities	206	32,666
Cash flows from financing activities
Principal payments on notes payable	(6,937)	(4,971)
Proceeds from issuance of common stock and warrants in underwritten offering, net	40,024	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	4,726	6,574
Proceeds from exercise of warrants, stock options and stock purchase rights	1,833	245
Net cash provided by financing activities	39,646	1,848
Net increase in cash and cash equivalents	5,686	6,792
Cash and cash equivalents at beginning of period	15,121	14,940
Cash and cash equivalents at end of period	$20,807	$21,732
Supplemental disclosure of non-cash activities
Transfer of fair value of exercised warrants to additional paid-in capital	$496	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia (the “VALOR trial”). The trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, Sunesis plans to commence preparation and submission of a marketing authorization application to the European Medicines Agency (the “EMA”) and to meet with the U.S. Food and Drug Administration to determine a potential regulatory path forward.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2014, had cash, cash equivalents and marketable securities totaling $44.7 million and an accumulated deficit of $521.4 million.

The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin) and to continue the development of QINPREZO and the Company’s other programs. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to QINPREZO and its other development programs, or a combination of the above.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The standard will be effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company has yet to evaluate the potential effect of the new standard on its consolidated financial statements.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of September 30, 2014 and December 31, 2013, the Company held investments denominated in Euros with an aggregate fair value of $0 and $2.6 million, respectively. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense) in the statements of operations and comprehensive loss.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of September 30, 2014 and December 31, 2013.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss—basic	$(15,325)	$(7,607)	$(41,679)	$(27,421)
Adjustment for change in fair value of warrant liability	—	(722)	—	—
Net loss—diluted	$(15,325)	$(8,329)	$(41,679)	$(27,421)
Denominator:
Weighted-average common shares outstanding—basic	60,549	51,698	59,052	51,639
Dilutive effect of warrants	—	1,573	—	—
Weighted-average common shares outstanding—diluted	60,549	53,271	59,052	51,639
Net loss per common share:
Basic	$(0.25)	$(0.15)	$(0.71)	$(0.53)
Diluted	$(0.25)	$(0.16)	$(0.71)	$(0.53)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Warrants to purchase shares of common stock	19,059	6,878	19,059	9,996
Options to purchase shares of common stock	9,240	7,512	9,240	7,512
Outstanding securities not included in calculations	28,299	14,390	28,299	17,508

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$9,877	$—	$—	$9,877
U.S. certificates of deposit	Level 1	2,511	—	—	2,511
U.S. corporate debt obligations	Level 2	15,513	—	(9)	15,504
U.S. commercial paper	Level 2	7,427	—	—	7,427
Total available-for-sale securities		35,328	—	(9)	35,319
Less amounts classified as cash equivalents		(11,407)	—	—	(11,407)
Amounts classified as marketable securities		$23,921	$—	$(9)	$23,912

December 31, 2013	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$6,282	$—	$—	$6,282
U.S. corporate debt obligations	Level 2	13,509	—	(4)	13,505
U.S. commercial paper	Level 2	8,396	3	—	8,399
Foreign corporate debt obligations	Level 2	2,571	—	(2)	2,569
Total available-for-sale securities		30,758	3	(6)	30,755
Less amounts classified as cash equivalents		(6,583)	—	—	(6,583)
Amounts classified as marketable securities		$24,175	$3	$(6)	$24,172

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

September 30, 2014	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$9	$15,378
U.S. commercial paper	—	3,428
	$9	$18,806

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities during either the nine months ended September 30, 2014 or 2013.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	September 30, 2014	December 31, 2013
Inputs and assumptions:
Fair market value of Company’s common stock	$7.14	$4.74
Exercise price	$2.52	$2.52
Expected term (years)	1.0	1.8
Expected volatility	63.9%	60.8%
Risk-free interest rate	0.1%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$4.68	$2.56
Shares underlying outstanding warrants classified as liabilities (in thousands)	2,920	3,099
Total estimated fair value of outstanding warrants (in thousands)	$13,673	$7,931

The warrants have been classified as a liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense) in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the nine months ended September 30, 2014, warrants to purchase 179,427 shares of common stock issued in connection with the 2010 Offering were exercised, resulting in cash proceeds to the Company of $452,000.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement.

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the period indicated (in thousands):

Warrant Liability
Balance as of December 31, 2013	$7,931
Change in fair value of warrant liability	6,238
Exercise of warrants	(496)
Balance as of September 30, 2014	$13,673

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

Based on the results of the VALOR trial and the Company’s plans to file a marketing authorization application with the European Medicines Agency and to meet with the U.S. Food and Drug Administration to determine a potential regulatory path forward as discussed in Note 1, the Company extended the end date of the estimated performance period through which the balance of deferred revenue will be amortized from June 30, 2015 to September 30, 2016. As a result, the quarterly amortization was adjusted to $0.9 million per quarter, commencing with the quarter ended September 30, 2014, from the previous amortization rate of $2.0 million per quarter.

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

Aggregate future minimum payments due under the Loan Agreement as of September 30, 2014 were as follows (in thousands):

Year ending December 31,
2014	$2,644
2015	8,814
Total minimum payments	11,458
Less amount representing interest	(578)
Notes payable, gross	10,880
Unamortized discount on notes payable	(146)
Accretion of final payment	838
Notes payable, balance	11,572
Less current portion of notes payable	(9,859)
Non-current portion of notes payable	$1,713

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

The warrants became exercisable on a gross exercise basis upon unblinding of the VALOR trial, which occurred on October 6, 2014. The Series A warrants will expire on December 4, 2014. The Series B warrants will expire on or before the later of 30 days following any final date assigned by the Food and Drug Administration as the Prescription Drug User Fee Act action date for vosaroxin (the “PDUFA date”) and September 4, 2015, but in no event later than March 4, 2016. The common stock and accompanying warrants have both been classified to stockholders’ equity (deficit) in the Company’s balance sheet.

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

During the three months ended September 30, 2014, the Company sold no shares of common stock under the Sales Agreement. During the nine months ended September 30, 2014, the Company sold an aggregate of 1,024,718 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $4.9 million and net proceeds of $4.7 million, after deducting Cantor’s commission. As of September 30, 2014, $16.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$585	$402	$1,563	$1,202
General and administrative	972	528	2,536	1,486
Employee stock-based compensation expense	1,557	930	4,099	2,688
Non-employee stock-based compensation expense	78	103	306	209
Total stock-based compensation expense	$1,635	$1,033	$4,405	$2,897

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including, regulatory plans to file a marketing authorization application with the European Medicines Agency, our preliminary analysis, assessment and conclusions of the results of the VALOR trial, and the efficacy and commercial potential of vosaroxin, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

Overview

We are a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our efforts are currently focused primarily on the development, regulatory strategy and potential commercialization of QINPREZOTM (vosaroxin), our product candidate for the treatment of acute myeloid leukemia, or AML. In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial was designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and was conducted at more than 100 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand.

The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, as results showed a median overall survival of 7.5 months for patients receiving vosaroxin and cytarabine compared to 6.1 months for patients receiving placebo and cytarabine (HR=0.865, p=0.06). In a pre-planned analysis accounting for the stratification factors at randomization, a significant improvement in overall survival was demonstrated (HR=0.830, p=0.02).

Given the complexity of interpreting the impact of transplantation therapy, a predefined analysis of overall survival censoring for hematopoietic stem cell transplantation was planned. In this analysis, patients receiving the vosaroxin combination had a median overall survival of 6.7 months versus 5.3 months for patients receiving placebo and cytarabine (HR=0.809, p=0.02). The VALOR trial also demonstrated a clinically significant benefit in complete remission, or CR, rate (30.1% vs 16.3%, p=0.0000147), the secondary endpoint.

Regarding drug safety, Grade 3 or higher non-hematologic adverse events that were more common in the vosaroxin combination arm were gastrointestinal and infection-related toxicities, consistent with those observed in our previous clinical trials. The rate of serious adverse events was 55.5% in the vosaroxin combination arm compared to 35.7% in the placebo and cytarabine arm. 30-day and 60-day all-cause mortality were comparable between the trial arms (7.9% versus 6.6% and 19.7% versus 19.4%, for the vosaroxin combination versus placebo and cytarabine, respectively).

In November, we announced that we have submitted a letter of intent describing our intention to file a marketing authorization application, or MAA, with the European Medicines Agency, or EMA, seeking marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. We expect to file the MAA in the second half of 2015.We also plan to meet with the U.S. Food and Drug Administration, or FDA, to determine the appropriate regulatory path forward.

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

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2014, we had cash, cash equivalents and marketable securities of $44.7 million and an accumulated deficit of $521.4 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for QINPREZO.

We will need to raise substantial additional capital to pursue our regulatory strategy for the potential commercialization of QINPREZO, and to continue the development of this and our other programs. We expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to QINPREZO and our other development programs, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to QINPREZO, outlicense intellectual property rights to QINPREZO or our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our QINPREZO development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2014 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, except the estimated performance period over which deferred revenue is being recognized, as described below.

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales if and until QINPREZO or any other product candidate we may develop has been approved by the FDA, EMA or similar regulatory agencies in other countries.

Recently, we have recorded revenue primarily through a Revenue Participation Agreement, or the Royalty Agreement, which was entered into in March 2012 with RPI Finance Trust, or RPI, an entity related to Royalty Pharma. In September 2012, we received a $25.0 million cash payment from RPI pursuant to the provisions of the Royalty Agreement. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is being amortized to revenue over the related performance period. Based on the results of the VALOR trial and our plans to file a marketing authorization application with the EMA and to meet with the FDA to determine a potential regulatory path forward, we adjusted the remaining estimated performance period through which the balance of deferred revenue will be amortized from June 30, 2015 to September 30, 2016. As a result, the quarterly amortization was adjusted to $0.9 million per quarter, commencing with the quarter ended September 30, 2014, from the previous amortization rate of $2.0 million per quarter.

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

We are currently focused on the development and regulatory strategy for QINPREZO for the treatment of AML. Based on results of translational research, both our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following our planned and potential regulatory filings related to the VALOR trial, we anticipate research and development costs to increase.  We also anticipate additional costs will be incurred related to obtaining any such regulatory approval.

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

If we engage a collaboration partner for our QINPREZO program, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future licensing or collaborative arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization following our planned and potential regulatory filings related to the VALOR trial, we anticipate general and administrative expenses to increase in the future, including additional expenses related to selling and marketing.

Results of Operations

Revenue

Total revenue was $0.9 million and $4.8 million for the three and nine months ended September 30, 2014 as compared to $2.0 million and $6.0 million for the same periods in 2013. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI. The decrease in revenue in the comparable three and nine month periods was due to the extension in the amortization period of deferred revenue related to the Royalty Agreement with RPI.

Research and Development Expense

Research and development expense was $6.9 million and $21.7 million for the three and nine months ended September 30, 2014, as compared to $7.0 million and $22.0 million for the same periods in 2013, primarily relating to the QINPREZO development program in each period. The decrease of $0.1 million between the comparable three month periods was primarily due to a reduction of $1.8 million in clinical trial expenses, partially offset by total increases of $1.7 million in personnel, drug manufacturing and other outside services costs. The decrease of $0.3 million between the comparable nine month periods was primarily due to a reduction of $5.0 million in clinical trial expenses, partially offset by total increases of $4.7 million in personnel, drug manufacturing, consulting and licensing costs.

General and Administrative Expense

General and administrative expense was $7.2 million and $17.0 million for the three and nine months ended September 30, 2014, as compared to $2.8 million and $8.1 million for the same periods in 2013. The increases between the comparable three and nine month periods were primarily due to increased personnel and consulting costs, primarily related to commercial planning and medical affairs.

Interest Expense

Interest expense was $0.4 million and $1.4 million for the three and nine months ended September 30, 2014, as compared to $0.7 million and $2.3 million for the same periods in 2013. The decreases in 2014 were due to the reduced principal balance outstanding on notes payable to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, under the loan and security agreement, or the Loan Agreement, entered into in September 2012.

Other Income (Expense), Net

Net other expense was $1.6 million for the three months ended September 30, 2014, as compared to net other income of $0.9 million for the same period in 2013. Net other expense was $6.4 million for the nine months ended September 30, 2014, as compared to $0.9 million for the same period in 2013. The amounts for each period were primarily comprised of non-cash credits or charges for the revaluation of warrants issued in the October 2010 underwritten offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $44.7 million as of September 30, 2014, as compared to $39.3 million as of December 31, 2013. The increase of $5.4 million was primarily due to net proceeds of $40.0 million from the underwritten offering and $4.7 million from sales of our common stock through the Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, both as described below, and $1.8 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $34.2 million of net cash used in operating activities and $6.9 million of principal payments against notes payable.

In March 2014, we completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of our common stock, at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million and net proceeds were $40.0 million, after deducting the underwriting discount and offering expenses. The warrants are only exercisable on a gross exercise basis. The Series A warrants will expire on December 4, 2014. The Series B warrants will expire on or before the later of 30 days following the PDUFA date of the VALOR trial, if any, and September 4, 2015, but in no event later than March 4, 2016.

In August 2011, we entered into the Sales Agreement, with Cantor as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended. During the three months ended September 30, 2014, we sold no shares of common stock under the Sales Agreement. During the nine months ended September 30, 2014, we sold an aggregate of 1,024,718 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.75 per share for gross proceeds of $4.9 million and net proceeds of $4.7 million, after deducting Cantor’s commission. As of September 30, 2014, $16.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $34.2 million for the nine months ended September 30, 2014, as compared to $27.7 million for the same period in 2013. Net cash used in the 2014 period resulted primarily from the net loss of $41.7 million and changes in operating assets and liabilities of $3.4 million, partially offset by net adjustments for non-cash items of $11.0 million. Net cash used in the 2013 period resulted primarily from the net loss of $27.4 million and changes in operating assets and liabilities of $4.5 million, partially offset by net adjustments for non-cash items of $4.2 million.

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2014, as compared to $32.7 million for the same period in 2013. Net cash provided in each period consisted primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities.

Net cash provided by financing activities was $39.6 million for the nine months ended September 30, 2014, as compared to $1.8 million for the same period in 2013. Net cash provided in the 2014 period resulted primarily from net proceeds of $40.0 million from the underwritten offering, $4.7 million from sales of our common stock through the Sales Agreement with Cantor, and $1.8 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $6.9 million of principal payments against notes payable. Net cash provided in the 2013 period resulted primarily from net proceeds of $6.6 million from sales of our common stock through Cantor and $0.2 million from the exercise of stock options and stock purchase rights, partially offset by principal payments pursuant to the Loan Agreement of $5.0 million.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA, EMA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZO, and to continue the development of QINPREZO and our other programs.

Our future funding requirements will depend on many factors, including but not limited to the:

—	rate of progress and cost of our clinical trials;
—	need for additional or expanded clinical trials;
—	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
—	costs and timing of seeking and obtaining FDA, EMA and other regulatory approvals;
—	extent of our other development activities, including those related to our in-license agreements;
—	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
—	costs of acquiring or investing in businesses, product candidates and technologies, if any;
—	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
—	effect of competing technological and market developments; and
—	costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

We believe that we currently have the resources to fund our operations at least to the second half of 2015. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to QINPREZO or our other development programs, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our QINPREZO development program, potentially including any regulatory filings related to the VALOR trial and potential commercialization of QINPREZO, if approved, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$12,396	$10,577	$1,819	$—	$—
Operating lease obligations(2)	$368	$368	$—	$—	$—

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

—

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

—	our Royalty Agreement with RPI, pursuant to which we are required to make certain revenue participation payments in the event that QINPREZO is commercialized; and
—

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

Interest Rate and Market Risk

As of September 30, 2014 and December 31, 2013, we had $44.7 million and $39.3 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of highly rated securities, which may include money market funds and U.S. and European government obligations and corporate debt obligations (including certificates of deposit, corporate notes and commercial paper). These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). In the past, we have generally purchased investments with an original maturity of less than one year, although our policy allows for the purchase of securities with a maturity of up to two years. Our holdings of the securities of any one issuer, except obligations of the U.S. Treasury or U.S. Treasury guaranteed securities, do not exceed 10% of the portfolio. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of September 30, 2014
Available-for-sale securities	$19,046	$16,273	$35,319
Average interest rate	0.2%	0.2%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2013
Available-for-sale securities	$20,387	$10,368	$30,755
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the Euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of September 30, 2014 and December 31, 2013, we held investments denominated in Euros with an aggregate fair value of $0 and $2.6 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense) in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of QINPREZO and our other programs.*

We believe that with $44.7 million in cash and investments held as of September 30, 2014, we currently have the resources to fund our operations at least to the second half of 2015.

However, we will need to raise substantial additional capital to:

—	complete the development, regulatory strategy and potential commercialization of vosaroxin in AML;
—	fund additional clinical trials of vosaroxin and seek regulatory approvals;
—	expand our development activities;
—	implement additional internal systems and infrastructure; and
—	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

—	rate of progress and cost of our clinical trials;
—	need for additional or expanded clinical trials;
—	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
—	costs and timing of seeking and obtaining FDA and other regulatory approvals;
—	extent of our other development activities, including our other clinical programs and in-license agreements;
—	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
—	costs of acquiring or investing in businesses, product candidates and technologies, if any;
—	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
—	effect of competing technological and market developments; and

—	costs, if any, of supporting our arrangements with Biogen Idec, Millennium or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012 were $41.7 million, $34.6 million and $44.0 million, respectively. As of September 30, 2014, we had an accumulated deficit of $521.4 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We also do not anticipate that we will generate revenue from the sale of products until at least 2016, if at all. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The development of vosaroxin could be halted or significantly delayed for various reasons; our clinical trials for vosaroxin may not lead to regulatory approval.*

Vosaroxin is vulnerable to the risks of failure inherent in the drug development process. Our VALOR trial failed to meet its primary endpoint, and we may not be able to obtain regulatory approval for commercialization in either the United States, Europe, or in other regions. We may need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the FDA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

For example, we terminated two Phase 2 clinical trials of vosaroxin in small cell and non-small cell lung cancer, and the LI-1 trial, conducted by a co-operative group in Europe, was halted at an interim data analysis. If our clinical trials result in unacceptable toxicity or lack of efficacy, we may have to terminate them. If clinical trials are halted, or if they do not show that vosaroxin is safe and effective in the indications for which we are seeking regulatory approval, our future growth will be limited and we may not have any other product candidates to develop.

We do not know whether any future clinical trials with vosaroxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

—	delays or failures to raise additional funding;
—	results of meetings with the FDA and/or other regulatory bodies;
—	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical trials;

—	delays or failures in obtaining regulatory approval to commence a clinical trial;
—	delays or failures in obtaining sufficient clinical materials;
—	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical trial at prospective sites; or
—	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could be substantially delayed or prevented by several factors, including:

—	delays or failures to raise additional funding;
—	slower than expected rates of patient recruitment and enrollment;
—	failure of patients to complete the clinical trial;
—	delays or failures in reaching the number of events pre-specified in the trial design;
—	the need to expand the clinical trial;
—	delays or failures in obtaining sufficient clinical materials, including vosaroxin, its matching placebo and cytarabine;
—	unforeseen safety issues;
—	lack of efficacy during clinical trials;
—	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
—	inability to monitor patients adequately during or after treatment.

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

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin. We completed enrollment of the VALOR trial in September 2013, but we may be required to enroll patients for Phase 4 or other clinical trials requested by the FDA. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments include nucleoside analogs, anthracyclines and hypomethylating agents. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA, EMA or other regulatory agencies.*

Prior to receiving approval to commercialize vosaroxin or future product candidates, if any, in the United States or internationally, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA, EMA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the VALOR trial failed to meet its primary endpoint. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA, EMA and other regulatory authorities.

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

We may expand our development capabilities in the future, and any difficulties hiring or retaining key personnel or managing this growth could disrupt our operations.

We are highly dependent on the principal members of our development staff. We may expand our research and development capabilities in the future by increasing expenditures in these areas, hiring additional employees and potentially expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

—

infringement and other intellectual property claims, which would be costly and time consuming to litigate, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from our business;

—	substantial damages for past infringement, which we may have to pay if a court determines that vosaroxin or any future product candidates infringe a third party’s patent or other proprietary rights;
—

a court order prohibiting us from selling or licensing vosaroxin or any future product candidates unless a third party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

—	if a license is available from a third party, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

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

We believe that our ability to successfully compete in the marketplace with vosaroxin and any future product candidates, if any, will depend on, among other things:

—	our ability to develop novel compounds with attractive pharmaceutical properties and to secure, protect and maintain intellectual property rights based on our innovations;
—	the efficacy, safety and reliability of our product candidates;
—	the speed at which we develop our product candidates;
—	our ability to design and successfully execute appropriate clinical trials;
—	our ability to maintain a good relationship with regulatory authorities;
—	our ability to obtain, and the timing and scope of, regulatory approvals;
—	our ability to manufacture and sell commercial quantities of future products to the market;
—	the availability of reimbursement from government agencies and private insurance companies; and
—	acceptance of future products by physicians and other healthcare providers.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad, valid, or enforceable to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

—	we, our licensors or our collaboration partners were the first to make the inventions covered by each of our issued patents and pending patent applications;
—	we, our licensors or our collaboration partners were the first to file patent applications for these inventions;
—	others will independently develop similar or alternative technologies or duplicate any of our technologies;
—	any of our, our licensors’ or our collaboration partners’ pending patent applications will result in issued patents;
—	any of our, our licensors’ or our collaboration partners’ patents will be valid or enforceable;
—	because of differences in patent laws of countries, any patent granted in one country or region will be granted in another, or, if so, have the same or a different scope;
—	any patents issued to us, our licensors or our collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;
—	we will develop additional proprietary technologies that are patentable; or
—	the patents of others will have an adverse effect on our business.

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

The initial composition-of-matter patents covering vosaroxin are due to expire in 2015. While we continue to seek additional patent protection for vosaroxin and methods of its manufacture and use, even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of any patents that are granted.*

The vosaroxin composition-of-matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This U.S. patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015.

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

In February 2012 and July 2014, the USPTO granted us patents covering certain vosaroxin hydrate forms, which are due to expire in 2028 and 2027, respectively. In August 2013, Australia granted us a patent in the same family, and in May 2014, China granted us a patent in the same family, both of which are due to expire in 2027.

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

In November 2013, the USPTO granted us a patent covering certain methods of use of vosaroxin at clinically relevant dose ranges to treat acute myelogenous leukemia, which is due to expire in 2027. In September 2013, Japan and Australia granted us patents in the same family, and in March 2014, Canada granted us a patent in the same family, all of which are due to expire in 2026.

In September 2014, the USPTO granted us a patent covering certain methods of use of vosaroxin at clinically relevant dose ranges together with therapeutically effective amounts of cytarabine to treat cancer, which is due expire in 2024.

We do not know when, if ever, vosaroxin will be approved by the FDA. Even if vosaroxin is approved by the FDA in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement would also further erode the profitability of this product.

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

We currently have no sales or distribution capabilities and a limited marketing staff. If we receive favorable feedback from our regulatory discussion with the FDA and are able to pursue and obtain approval of QINPREZO in the U.S., we will plan to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in North America, and potentially in Europe, which will be expensive and time consuming. Any failure or delay in the development of our internal or subcontracted sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems in certain territories as part of the commercialization of vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with activities related to the VALOR trial which occurred outside of the United States, and in particular in Western Europe. When the U.S. dollar weakens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense increases, and when the U.S. dollar strengthens against the Euro or British pound, the U.S. dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our results of operations. We have and may continue to purchase certain European currencies or highly-rated investments denominated in such currencies to manage the risk of future movements in foreign exchange rates that would affect such payables, in accordance with our investment policy. However, there is no guarantee that the related gains and losses will substantially offset each other, and we may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter.

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

Regulatory approval of an NDA or NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive, uncertain and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In particular, the VALOR trial failed to meet its primary endpoint, and the FDA may require us to conduct additional clinical trials before or after any approval is granted of vosaroxin for the treatment of AML.

The FDA or a foreign regulatory authority can delay, limit or deny approval of a drug candidate for many reasons, including:

—	the drug candidate may not be deemed safe or effective;
—	regulatory officials may not find the data from preclinical studies and clinical trials sufficient;
—	the FDA or foreign regulatory authority might not approve our or our third-party manufacturers’ processes or facilities; or
—	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations.

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

Even if vosaroxin obtains regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

—	timing of market introduction of competitive products;
—	efficacy of our product;
—	prevalence and severity of any side effects;
—	potential advantages or disadvantages over alternative treatments;
—	strength of marketing and distribution support;
—	price of vosaroxin, both in absolute terms and relative to alternative treatments; and
—	availability of reimbursement from health maintenance organizations and other third-party payors.

For example, the potential toxicity of single and repeated doses of vosaroxin has been explored in a number of animal studies that suggest the dose-limiting toxicities in humans receiving vosaroxin may be similar to some of those observed with approved cytotoxic agents, including reversible toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1, Phase 2 and VALOR clinical trials of vosaroxin, we have witnessed the following side effects, irrespective of causality, ranging from mild to more severe: lowered white blood cell count that may lead to a serious or possibly life-threatening infection, hair loss, mouth sores, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath, diarrhea and intestinal blockage.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the nine months ended September 30, 2014, our common stock traded as low as $3.84 and as high as $8.46, and in 2013, traded as low as $3.92 and as high as $6.54. In October 2014, following the unblinding of the results of our VALOR trial, our common stock traded as low as $1.00. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

—	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;
—

results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin, including investigator-sponsored trials and including publication of the LI-1 and VALOR trial results;

—

announcements of FDA non-approval of vosaroxin, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

—	announcements relating to restructuring and other operational changes;
—	delays in the commercialization of vosaroxin or our future products, if any;
—	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
—	issuance of new or changed securities analysts’ reports or recommendations;
—	developments or disputes concerning our intellectual property or other proprietary rights;
—	clinical and regulatory developments with respect to potential competitive products;
—	failure to maintain compliance with the covenants in the Loan Agreement;
—	introduction of new products by our competitors;
—	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;
—	market acceptance of vosaroxin or our future products, if any;
—	announcements relating to our arrangements with Biogen Idec, Millennium or RPI;
—	actual and anticipated fluctuations in our quarterly operating results;
—	deviations in our operating results from the estimates of analysts;
—	third-party healthcare reimbursement policies;
—	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
—	litigation or public concern about the safety of vosaroxin or future products, if any;
—	failure to develop or sustain an active and liquid trading market for our common stock;
—	sales of our common stock by our officers, directors or significant stockholders; and
—	additions or departures of key personnel.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

—	a classified board of directors so that not all directors are elected at one time;
—	a prohibition on stockholder action through written consent;
—	limitations on our stockholders’ ability to call special meetings of stockholders;
—	an advance notice requirement for stockholder proposals and nominations; and
—	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

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

Our executive officers and directors together with their affiliates beneficially owned approximately 20.5% of our outstanding capital stock as of September 30, 2014, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have an influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 10, 2014	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

	Exhibit Description	Incorporated By Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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