Form 10-K
period 2014-12-31
SUNESIS PHARMACEUTICALS INC
filed 2015-03-12
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2014, as reported by The Nasdaq Stock Market, was $263,889,528. The calculation of the aggregate market value of voting and non-voting stock excludes 19,847,977 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of February 27, 2015, was 67,739,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2014.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including regulatory plans to file a marketing authorization application with the European Medicines Agency, our preliminary analysis, assessment and conclusions of the results of the VALOR trail, and the commercial potential of vosaroxin, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “could,” “estimates,” “expects,” “intend,” “look forward,” “may,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term refers only to the parent company.

ITEM 1.	BUSINESS

General

We are a biopharmaceutical company focused on the development and commercialization of our pipeline of new oncology therapeutics for the potential treatment of solid and hematologic cancers. Our most advanced program is QINPREZOTM (vosaroxin), our product candidate for the potential treatment of acute myeloid leukemia, or AML. Vosaroxin is an anticancer quinolone derivative, or AQD—a class of compounds that has not been used previously for the treatment of cancer. We have built a highly experienced cancer drug development organization committed to advancing vosaroxin in multiple indications to improve the lives of people with cancer.

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial, which enrolled 711 adult patients, was designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and was conducted at 124 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. Patients treated with vosaroxin achieved increased overall survival compared to those treated with placebo (7.5 months vs 6.1 months, HR=0.87), the primary endpoint, but this difference did not achieve statistical significance (p=0.06). The complete remission (CR) rate, the sole secondary efficacy endpoint in the trial, did demonstrate a significant difference for the vosaroxin combination arm (30.1% vs 16.3%, p < 0.0001). Detailed results of the VALOR trial were presented in the "Late Breaking Abstracts" session of the American Society of Hematology (ASH) Annual Meeting in December 2014 and are summarized in the “Vosaroxin Clinical Trials in AML” section below.

Based on the results of the VALOR trial, we have submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. We plan to meet with European regulatory authorities in preparation for an MAA filing in the second half of 2015.We are also currently engaged in discussions with the U.S. Food and Drug Administration, or FDA, to determine a potential regulatory path forward in the United States.

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

In December 2014, updated results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS were presented at the ASH Annual Meeting. This trial is expected to enroll up to a combined total of approximately 70 patients.

We own worldwide development and commercialization rights to vosaroxin. In 2009, vosaroxin received orphan drug designation for the treatment of AML from the FDA and in 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following a product approval for this indication in Europe. In 2011, the FDA granted fast track designation to vosaroxin for the potential treatment of relapsed or refractory AML in combination with cytarabine. We have been granted, or notified of allowance of, a number of key patents for vosaroxin, details of which are provided in the “Intellectual Property” section below.

In January 2014, we announced the expansion of our oncology franchise through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen Idec, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of Bruton’s tyrosine kinase, or BTK. BTK is a mediator of B-cell receptor signaling that is integral to the pathogenesis of B-cell malignancies. With preclinical characteristics and activity distinct from compounds in the same class, SNS-062 may hold potential as a differentiated treatment for B-cell malignancies and other blood cancers. We are currently conducting IND-enabling studies for SNS-062, with a view to filing an IND application with the FDA.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Millennium, is for global commercial rights to several potential first-in-class, pre-clinical inhibitors of the novel target phosphoinositide-dependent kinase-1, or PDK1. PDK1 is a key kinase and mediator of PI3K/AKT signaling, a pathway involved in cell growth, differentiation, motility and survival. PDK1 inhibitors are expected to have unique effects on survival and invasion signaling and to be broadly active in both hematologic and solid tumor malignancies. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we plan to take at least one into IND-enabling absorption, distribution, metabolism and excretion, or ADME, and safety studies in 2015.

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

Our Strategy

We plan to continue to build Sunesis into a leading biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers by:

•	pursuing regulatory approval for vosaroxin as a potential treatment for relapsed or refractory AML in Europe, the United States, and other major markets;
•	building a commercial infrastructure in order to promote and market vosaroxin in the United States as a treatment for AML;
•	leveraging potential partners and distributors to commercialize vosaroxin in selective international markets;
•	establishing vosaroxin as the new standard of care for patients with relapsed or refractory AML;
•	exploring the broader potential of vosaroxin, beyond our pivotal indication, in different patient segments within AML and MDS through investigator sponsored trials;
•	investing in additional clinical testing to evaluate vosaroxin for additional AML indications, MDS, other hematologic malignancies and solid tumors;
•	leveraging our strong intellectual property protection over vosaroxin to capitalize on its full potential;
•	supporting our multi-kinase inhibitor programs with Millennium in oncology and Biogen Idec for immunology indications;
•	conducting IND-enabling studies for our BTK inhibitor, SNS-062, with a view to filing an IND application with the FDA;
•	taking at least one of the two selected development candidates from our PDK1 inhibitor program, SNS-229 and SNS-510, into IND-enabling ADME and safety studies in 2015; and
•	continuing to expand and develop our oncology-focused pipeline through further licensing or collaboration arrangements and research and development.

Development Pipeline

The following chart summarizes our development pipeline:

Vosaroxin

Background. Vosaroxin is an AQD—a class of compounds that has not been used previously for the treatment of cancer. Preclinical data demonstrate that vosaroxin both intercalates DNA and inhibits topoisomerase II, an enzyme critical for cell replication, resulting in replication-dependent, site-selective DNA damage, G2 arrest and apoptosis. We licensed worldwide development and commercialization rights to vosaroxin from Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, in 2003.

Mechanism of Action. The molecular core of vosaroxin is structurally similar to quinolones and distinct from anthracyclines and anthracenediones. Vosaroxin's anticancer activity results from apoptosis caused exclusively by DNA intercalation, inhibition of topoisomerase II, and cell cycle inhibition in replicating cells.

Vosaroxin’s cytotoxic activity is established in diverse human tumors and clinical activity is observed in both solid and hematologic malignancies. In preclinical studies, vosaroxin demonstrated broad antitumor activity and exhibited additive or synergistic activity when combined with several therapeutic agents currently used in the treatment of cancer, including cytarabine. Vosaroxin maintains activity in drug resistant tumor cell lines and human tumor models. Vosaroxin evades P-gp transporter-mediated resistance, and its activity is p53 independent, reducing resistance to therapy. Vosaroxin has demonstrated anticancer activity in patients who have failed other topoisomerase II inhibitor treatment.

Development Opportunity. Our goal is to establish vosaroxin in combination with cytarabine as the standard of care for patients with relapsed or refractory AML. Additionally, we are exploring the broader potential of vosaroxin in different patient segments within AML and MDS through investigator-sponsored trials. Based on the outcome of regulatory interactions related to our VALOR trial, the results of investigator-sponsored trials, competitive concerns, our financial resources and various other factors, we may further invest in the development and clinical testing of vosaroxin for related disease areas and indications such as other AML populations, MDS, other hematologic malignancies and solid tumors.

Vosaroxin Company-Sponsored Clinical Trials in AML

VALOR. In December 2010, we commenced enrollment of the VALOR trial, a Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine to evaluate overall survival in patients with relapsed or refractory AML. The trial, which enrolled 711 adult patients, was conducted at 124 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. Patients were stratified for age, geographic region and disease status and randomized one to one to receive either vosaroxin and cytarabine or placebo and cytarabine. In October 2014, we announced the results from the VALOR trial, and further detail was presented in the "Late Breaking Abstracts" session of the American Society of Hematology (ASH) Annual Meeting in December 2014.

Patients treated with vosaroxin achieved increased overall survival compared to those treated with placebo (7.5 months vs 6.1 months, HR=0.87), the primary endpoint, but this difference did not achieve statistical significance (p=0.06). The complete remission (CR) rate, the sole secondary efficacy endpoint in the trial, did demonstrate a significant difference for the vosaroxin combination arm (30.1% vs 16.3%, p < 0.0001).

In a pre-planned analysis accounting for the stratification factors at randomization, a significant improvement in overall survival was demonstrated (HR=0.83, p=0.02). The pre-planned analysis of all treatment strata included the following poor-prognosis patient categories: over 60 years old (7.1 months vs 5.0 months, HR=0.75, p=0.003, n=451), refractory disease (6.7 months vs 5.0 months, HR=0.87, p=0.23, n=301), and early relapsed disease (6.7 months vs 5.2 months, HR=0.77, p=0.04, n=256). Outcomes in patients under 60 years old or with late relapsed disease were comparable between treatment arms, with no improvement in overall survival. Across all strata, the CR and Composite CR (CR+CRp+CRi) rates were higher in the vosaroxin combination arm.

Given the complexity of interpreting the impact of transplantation therapy, a predefined analysis of overall survival censoring for hematopoietic stem cell transplantation was planned. In this analysis, patients receiving the vosaroxin combination had a median overall survival of 6.7 months versus 5.3 months for patients receiving placebo and cytarabine (HR=0.81, p=0.02).

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

Phase 2 Combination.  The results from our completed Phase 1b/2 clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML were published in the November 7, 2014 Ahead of Print issue of Haematologica. The article, titled “A Phase 1b/2 study of combination vosaroxin and cytarabine in patients with relapsed or refractory acute myeloid leukemia,” is available online at: http://www.haematologica.org/content/early/recent.

The Phase 1b/2 study assessed the safety and tolerability of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML. Escalating vosaroxin doses (10-minute infusion; 10-90 mg/m2 on days 1, 4) were given in combination with cytarabine on one of two schedules: schedule A (24-hour continuous intravenous infusion, 400 mg/m2 per day on days 1-5) or schedule B (2-hour intravenous infusion, 1 g/m2 per day on days 1-5). Following dose escalation, enrollment was expanded at the maximum tolerated dose. The maximum tolerated dose for schedule A was vosaroxin 80 mg/m2 (dose-limiting toxicities: grade 3 bowel obstruction and stomatitis); the maximum tolerated dose was not reached for schedule B (recommended phase 2 dose: 90 mg/m2).

The median age in the study was 60 years, and patients had received as many as six prior cycles of therapy. Furthermore, most patients (89%) had intermediate or unfavorable cytogenetic risk status. The most common treatment-emergent non-hematologic adverse events of any grade were diarrhea, hypokalemia, nausea, and stomatitis. In the efficacy population, (all first relapsed or primary refractory patients treated with vosaroxin 80-90 mg/m2; n=69), the CR and combined CR rates (CR or CR with incomplete blood count recovery) were 25% and 28%, respectively. Thirty-day all-cause mortality was 2.5% among all patients treated at 80-90 mg/m2.

Phase 2 Single-Agent. The results from our completed Response Evaluation of Vosaroxin in Elderly AmL (REVEAL-1) trial, a Phase 2 trial of single agent vosaroxin in previously untreated, poor-risk elderly AML patients who are unlikely to benefit from standard induction chemotherapy, were published in the November 17, 2014 Online Version of Record of the British Journal of Haematology. The article, titled "REVEAL-1, a phase 2 dose regimen optimization study of vosaroxin in older poor-risk patients with previously untreated acute myeloid leukemia," is available online at: http://onlinelibrary.wiley.com/doi/10.1111/bjh.13214/abstract.

The REVEAL-1 trial evaluated single-agent vosaroxin in patients ≥60 years of age (n=113) with previously untreated unfavorable prognosis AML. Dose regimen optimization was explored in sequential cohorts (A: 72 mg/m2 on days 1, 8, 15; B: 72 mg/m2 on days 1, 8; C: 72 mg/m2 or 90 mg/m2 on days 1, 4). The primary efficacy endpoint was combined complete remission rate (CR plus CR with incomplete platelet recovery, or CRp). The median age in the study was 75 years and most patients (82%) had 2 or more risk factors (age ≥ 70, antecedent hematologic disease, ECOG PS=2, or intermediate/unfavorable cytogenetics).

Common (>20%) grade ≥3 adverse events were thrombocytopenia, febrile neutropenia, anemia, neutropenia, sepsis, pneumonia, stomatitis, and hypokalemia. Overall CR and CR/CRp rates were 29% and 32%; median overall survival, or OS, was 7.0 months; 1-year OS was 34%. Schedule C (72 mg/m2) had the most favorable balance of safety and efficacy, with faster hematologic recovery (median 27 days) and lowest incidence of aggregate sepsis (24%) and 30-day (7%) and 60-day (17%) all-cause mortality. At this dose and schedule, CR and CR/CRp rates were 31% and 35%, median OS was 7.7 months, and 1-year OS was 38%.

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

Vosaroxin Company-Sponsored Clinical Trials in Ovarian Cancer and Other Solid Tumors

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

Prior to 2009, we conducted two Phase 1 clinical trials to evaluate different dosing schedules of vosaroxin in patients with advanced solid tumors. We also conducted two Phase 2 trials in non-small cell lung cancer and small cell lung cancer. Although objective responses were observed in both lung cancer trials, it was determined that vosaroxin could be administered with greater dose intensity given the low incidence of severe neutropenia and the trials were halted.

Vosaroxin Investigator Sponsored Clinical Trials

MD Anderson. In July 2013, we announced the initiation of an investigator-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS. The Phase 1/2 trial is being conducted at the University of Texas MD Anderson Cancer Center under the direction of Naval Daver, M.D., Assistant Professor, and Farhad Ravandi, M.D., Professor of Medicine and a principal investigator in the VALOR trial. The primary endpoints of the Phase 1 cohort of the study are to determine the safety, maximum tolerated dose, or MTD, and dose limiting toxicity, or DLT, of vosaroxin in combination with decitabine in patients with high-risk MDS or AML who are elderly and/or unable or unwilling to receive standard cytarabine plus anthracycline based chemotherapy. The primary endpoint of the Phase 2 cohort of the study is to determine the efficacy of the combination based on achievement of CR, and CR with incomplete blood count recovery, or CRi. Secondary endpoints include safety, CR duration, leukemia-free survival, and overall survival. In October 2013, we announced the commencement of the Phase 2 portion of the study. In December 2014, updated results from this study were presented at the ASH Annual Meeting. This trial is expected to enroll up to a combined total of approximately 70 patients.

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

Cardiff University School of Medicine. In December 2011, we announced our participation in the randomized Phase 2/3 Less Intensive 1 (LI-1) Study being conducted by the United Kingdom's National Cancer Research Institute (NCRI) Haematological Oncology Study Group under the direction of Professor Alan K. Burnett, Head of Haematology, Department of Medical Genetics, Haematology & Pathology at Cardiff University School of Medicine.  The trial enrolled patients over the age of 60 with AML or high-risk MDS and randomized them to one of a number of treatment regimens: Low Dose Ara-C (control); single-agent vosaroxin; vosaroxin combined with Low Dose Ara-C; or to other experimental therapies considered for inclusion in the comparison.  In 2013, at the first interim analyses, the Data Monitoring and Ethics Committee recommended closure of the vosaroxin-containing trial arms as a clinically relevant benefit was unlikely.

MLN 2480

Background. A pan-Raf inhibitor program was originally developed through a collaboration agreement between Sunesis and Biogen Idec. In March 2011, Biogen Idec’s rights to this program were purchased by and exclusively licensed to Millennium. In September 2011, Millennium initiated a Phase 1 clinical study of MLN2480, an oral, investigative drug selective for pan-Raf kinase inhibition, in patients with relapsed or refractory solid tumors. The Phase 1, multicenter, open-label, dose escalation study was designed to evaluate the safety, tolerability and MTD of MLN2480, and to be conducted in two stages: dose escalation and cohort expansion. The dose escalation stage is complete and MTD was established, and MLN2480 is now in the cohort expansion stage of this multicenter study. Four abstracts of preclinical and clinical data of MLN2480 were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2014.

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

Development Opportunity. MLN2480 is a pan-Raf kinase inhibitor with a distinct molecular signature which has exhibited a promising profile.

SNS-062

Background. SNS-062 is a non-covalently binding inhibitor of BTK. BTK mediates signaling through the B-cell receptor, or BCR, which is critical for adhesion, migration, proliferation and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with a BTK inhibitor approved for relapsed/refractory mantle cell lymphoma, relapsed/refractory chronic lymphocytic leukemia, or CLL, CLL with 17p depletion and Waldenström’s macroglobulinemia. We are currently conducting IND-enabling studies for SNS-062, with a view to filing an IND application with the FDA. The rights to develop SNS-062 for oncology indications were in-licensed from Biogen Idec in December 2013, as described below.

Mechanism of Action. SNS-062 has activity in BTK kinase assays and has shown efficacy in B-cell signaling assays and in vivo models of B-cell function. The mechanism by which SNS-062 inhibits BTK is distinct from the mechanism of in-class BTK compounds, as SNS-062 binds BTK non-covalently, which does not require interaction with Cysteine 481 in the kinase active domain. In addition, SNS-062 has a distinct kinase inhibitory profile and a favorable pharmacokinetic profile compared to covalently binding BTK inhibitors and this may translate into a distinct clinical benefit for patients.

Development Opportunity. SNS-062 has demonstrated a distinct binding site and favorable pharmacokinetic profile in preclinical studies, and may provide differentiated opportunities for treatment of B-cell malignancies and other blood cancers.

SNS-229 and SNS-510

Background. In January 2014, we in-licensed a series of selective PDK1 inhibitors from Millennium that were discovered under a research collaboration agreement between Biogen Idec and Sunesis, as described below. PDK1 is a key kinase and mediator of PI3K/AKT signaling, a pathway involved in cell growth, differentiation, survival and migration. PDK1 inhibitors are expected to have unique effects on survival and invasion signaling and to be broadly active in both hematologic and solid tumor malignancies. We have taken a series of PDK1 inhibitors with confirmed antitumor activity in vitro and in vivo into preclinical development, and in 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we plan to take at least one into IND-enabling ADME and safety studies in 2015.

Mechanism of Action. There are multiple PI3K pathway inhibitors in late stage development for use in CLL and solid tumor indications, including breast cancer and pancreatic cancer. Because PDK1-dependent activation of AKT is critical for PI3K pathway activation, we believe that PDK1 represents a key oncology target within the PI3K pathway. We believe Sunesis’ PDK1 inhibitors are potential first-in-class compounds with demonstrated inhibition of AKT activity and a compelling in vitro and in vivo profile, that have potential for single agent and broad-spectrum combination activity, thus providing a novel therapeutic opportunity for targeting the PI3K signaling pathway in both solid and hematologic malignancies.

Development Opportunity. Inhibitors of PDK1 are expected to be able to provide similar clinical benefits to those observed with PI3K inhibitors and have the potential to provide additional benefits through inhibition of PI3K independent cancer signaling pathways, especially in cancer types in which PDK1 is overexpressed such as breast cancer and AML. We believe that Sunesis’ PDK1 inhibitors can be differentiated from PI3K and PDK1 inhibitors currently in research and development and that may provide novel opportunities for treatment of solid and hematological malignancies.

License, Collaboration and Royalty Agreements

Inlicense Agreement with Sumitomo

In October 2003, we entered into an agreement with Sumitomo to acquire exclusive worldwide development and marketing rights for vosaroxin. In January 2011, we made a $0.5 million milestone payment to Sumitomo as a result of the initiation of our VALOR trial in December 2010. In the future we may be required to make additional milestone payments of up to $7.0 million in aggregate to Sumitomo for (a) filing NDAs, in the U.S., Europe and Japan, and (b) for receiving regulatory approvals in these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment will become payable to Sumitomo.

The agreement also provides for royalty payments to Sumitomo at rates based on total annual net sales. Under the agreement, we may reduce our royalty payments to Sumitomo if a third party markets a competitive product and we must pay royalties for third-party intellectual property rights necessary to commercialize vosaroxin. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

If we discontinue seeking regulatory approval and/or the sale of the product in a region, we are required to return its rights to the product in that region to Sumitomo. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

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

In June 2008, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through that date. We received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through the Biogen Idec 1st ARCA date, as described below, including a $1.5 million event-based payment received in cash in July 2009 for Biogen Idec’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

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

Royalty Agreement with RPI

In March 2012, we entered into a Revenue Participation Agreement, or the Royalty Agreement, with RPI Finance Trust, or RPI, an entity related to Royalty Pharma. In September 2012, as a result of the recommendation by the DSMB to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock, at exercise prices of $3.48 and $4.64 per share, respectively. Of the $25.0 million, $21.9 million was recorded as deferred revenue and is being amortized to revenue over the related performance period of the Royalty Agreement. The remaining $3.1 million represents the fair value of the warrants. Both warrants were exercised in full in 2014.

Revenues

Over the past three years, we have generated revenue through the Royalty Agreement with RPI and the Biogen Idec 1st ARCA. In 2014 and 2013, we recognized $5.7 million and $8.0 million of revenue, respectively, related to the Royalty Agreement with RPI. In 2012, we recognized $2.3 million of revenue related to the Royalty Agreement with RPI and $1.5 million related to the Biogen Idec 1st ARCA, which represented 60% and 40% of 2012 revenues, respectively.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials, including the manufacture of registration batches of API and FDP. Prior to commercial sale, we will need to perform process validation studies on API and FDP batches. If the results of these process validation studies do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

Competition

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML, MDS and B-cell malignancies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

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

Vosaroxin is a small molecule therapeutic that, if approved, will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, other inhibitors of topoisomerase II, and other novel agents. Additionally, other compounds currently in development could become potential competitors of vosaroxin, if approved for marketing. We expect competition with vosaroxin for the treatment of AML and other potential future indications to increase as additional products are developed and approved for use in various patient populations.

Intellectual Property

We believe that patent protection is very important to our business and that our future success depends in part on our ability to obtain patents protecting vosaroxin or future drug candidates, if any. Historically, we have patented a wide range of technology, inventions and improvements related to our business, some of which we are no longer actively developing.

The vosaroxin composition-of-matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This U.S. patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of these or other patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

We have been granted additional patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in the U.S.:

•	U.S. Patent No. 7,989,468 claims methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia, with expiry in 2026;
•	U.S. Patent Nos. 7,829,577 and 8,669,270 claim certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025;
•	U.S. Patent No. 8,580,814 claims certain methods of use of vosaroxin at clinically relevant dose ranges to treat acute myelogenous leukemia, with expiry in 2026;
•

U.S. Patent No. 8,822,493 claims certain methods of use of vosaroxin at clinically relevant dose ranges together with therapeutically effective amounts of cytarabine to treat cancer, with expiry in 2024;

•	U.S. 8,124,773 B2 claims a hydrate of vosaroxin with expiry in 2028 and U.S. Patent No. 8,765,954 claims certain compositions containing this hydrate of vosaroxin, with expiry in 2027;
•	U.S. Patent No. 8,497,282 claims a method of making vosaroxin, with expiry in 2031 and U.S. Patent No. 8,802,719 claims certain intermediates useful in the making of vosaroxin, with expiry in 2029;
•	U.S. Patent Nos. 8,586,601 and 8,138,202 claim certain compositions containing vosaroxin, with expiry in 2030; and
•	U.S. Patent No. 7,968,565 claims a combination of vosaroxin and cytarabine, with expiry in 2026.

We have been granted additional patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in Europe:

•

EPO Patent No. 1725233 B1, which has been validated in multiple European Patent Office, or EPO, member states, claims certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025; and

•	EP Patent No. 1729770 B1, which has been validated in multiple EPO member states, claims combinations of vosaroxin and certain anticancer agents, including cytarabine, with expiry in 2025.

In addition to the listed US and European patents, we have been granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world. Other patents have also been granted in the US and other countries claiming certain technology related to vosaroxin and other methods of use of vosaroxin.

As of December 31, 2014, we own, co-own or have rights to approximately 171 granted U.S. and foreign patents, and approximately 136 pending U.S. and foreign applications, pertaining to vosaroxin and compositions and uses thereof. When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML.

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

Patent applications filed before November 29, 2000 in the United States are maintained in secrecy until patents issue. Later-filed U.S. applications and patent applications in most foreign countries generally are not published until at least 18 months after their earliest filing date. Scientific and patent publication often occurs long after the date of the scientific discoveries disclosed in those publications. Accordingly, we cannot be certain that we were the first to invent the subject matter covered by any patent application or that we were the first to file a patent application for any inventions.

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

•

Phase 4 (post-marketing) clinical trials may be required by the FDA in some cases. The FDA may conditionally approve an NDA for a drug candidate on a sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and/or efficacy after NDA approval. Such post-approval trials are typically referred to as Phase 4 clinical trials.

New Drug Applications

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee under the Prescription Drug User Fee Act, or PDUFA, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, which fees are typically increased annually.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most such applications for non-priority products within 10 months of filing, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months of filing. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.

The testing and approval process requires substantial time, effort and financial resources, and each may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our product candidates and secure necessary governmental approvals, which could delay or preclude us from marketing our products.

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMs, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

In the European Union, orphan status is available for therapies addressing conditions that affect five or fewer out of 10,000 people, and provides for the potential for 10 years of marketing exclusivity in Europe for the orphan-designated product for the orphan-designated indication. The marketing exclusivity period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML.

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

Reimbursement

Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. These third-party payors have been increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. In particular, government entities have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our ability to achieve significant net sales and results. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products.

For example, implementation of the Affordable Care Act has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical industry.  The Affordable Care Act, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research.  In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Healthcare Law and Regulation

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict our business activities, including certain marketing practices. These laws include, without limitation, anti-kickback laws,false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal healthcare program anti-kickback statute.  Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal healthcare program anti-kickback statute has been violated. Additionally, the intent standard under the federal healthcare program anti-kickback statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal healthcare program anti-kickback statute, the Affordable Care Act amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Additionally, the federal Physician Payments Sunshine Act, created under  the Affordable Care Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the aforementioned federal laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

To obtain a marketing authorization of a drug in the European Union, we must submit a marketing authorization application, or MAA, under the centralized procedure for vosaroxin. The centralized procedure provides for the grant of a single marketing authorization from the European Commission following a favorable opinion by the Committee for Medicinal Products for Human Use, or the CHMP, of the EMA that is valid in all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of specified diseases. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.

In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. A European Union orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or the PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the European Union and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. For orphan-designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.

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

Research and Development Expenses

We incurred $27.7 million, $28.9 million and $29.2 million of research and development expenses in 2014, 2013 and 2012, respectively, primarily related to the development of vosaroxin. We expect to continue to incur significant development expenses related to the development of vosaroxin.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2014, our workforce consisted of 39 full-time equivalent employees, of which 20 are engaged in research and development and 19 are engaged in general and administrative, medical affairs and commercial planning functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of vosaroxin and our other programs.

We believe that with $43.0 million in cash and investments held as of December 31, 2014, we currently have the resources to fund our operations through the first quarter of 2016.

However, we will need to raise substantial additional capital to:

•	complete the development, regulatory strategy and potential commercialization of vosaroxin in AML;
•	fund additional clinical trials of vosaroxin and seek regulatory approvals;
•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining FDA, EMA, or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments; and
•	costs of supporting our arrangements with Biogen Idec, Millennium or any potential future licensees or partners.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2014, 2013 and 2012 were $43.0 million, $34.6 million and $44.0 million, respectively. As of December 31, 2014, we had an accumulated deficit of $522.7 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

The development of vosaroxin could be halted or significantly delayed for various reasons; our clinical trials for vosaroxin may not lead to regulatory approval.

Vosaroxin is vulnerable to the risks of failure inherent in the drug development process. Our VALOR trial failed to meet its primary endpoint, and we may not be able to obtain regulatory approval for commercialization in any of the United States, Europe, or in other regions. We may need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the FDA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials, including the manufacture of registration batches of API and FDP. Prior to commercial sale, we will need to perform process validation studies on API and FDP batches. If the results of these process validation studies do not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin. We completed enrollment of the VALOR trial in September 2013, but we may be required to enroll patients for additional clinical trials required by the FDA or other regulatory authorities. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments include nucleoside analogs, anthracyclines and hypomethylating agents. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA, EMA or other regulatory agencies.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including AML, MDS and B-cell malignancies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

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

Vosaroxin is a small molecule therapeutic that, if approved, will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, other inhibitors of topoisomerase II, and other novel agents. Additionally, other compounds currently in development could become potential competitors of vosaroxin, if approved for marketing.

If approved, we expect competition for vosaroxin for the treatment of AML and other potential future indications to increase as additional products are developed and approved in various patient populations. If our competitors market products that are more effective, safer or less expensive than vosaroxin or our other future products, if any, or that reach the market sooner we may not achieve commercial success or substantial market penetration. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by our competitors may render vosaroxin or any future product candidates obsolete.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad, valid, or enforceable to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents can vary from country to country, and can change depending on changes in national and international law, and as such, cannot be predicted with certainty. In addition, we do not know whether:

•	we, our licensors or our collaboration partners were the first to make the inventions covered by each of our issued patents and pending patent applications;
•	we, our licensors or our collaboration partners were the first to file patent applications for these inventions;
•	others will independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our, our licensors’ or our collaboration partners’ pending patent applications will result in issued patents;
•	any of our, our licensors’ or our collaboration partners’ patents will be valid or enforceable;
•	because of differences in patent laws of countries, any patent granted in one country or region will be granted in another, or, if so, have the same or a different scope;
•	any patents issued to us, our licensors or our collaboration partners will provide us with any competitive advantages, or will be challenged by third parties;
•	we will develop additional proprietary technologies that are patentable; or
•	any patents or other proprietary rights of third parties will have an adverse effect on our business.

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors, or those of our licensors or collaborators, may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secret protection against them and our business could be harmed.

The initial composition-of-matter patents covering vosaroxin are due to expire in 2015. While we continue to seek additional patent protection for vosaroxin and methods of its manufacture and use, even if vosaroxin is approved by the FDA and foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of any patents that are granted.

The vosaroxin composition-of-matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This U.S. patent is due to expire in October 2015, and most of its foreign counterparts are due to expire in June 2015. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of these or other patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

We have been granted additional patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in the U.S.:

•	U.S. Patent No. 7,989,468 claims methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia, with expiry in 2026;
•	U.S. Patent Nos. 7,829,577 and 8,669,270 claim certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025;

•	U.S. Patent No. 8,580,814 claims certain methods of use of vosaroxin at clinically relevant dose ranges to treat acute myelogenous leukemia, with expiry in 2026;
•

U.S. Patent No. 8,822,493 claims certain methods of use of vosaroxin at clinically relevant dose ranges together with therapeutically effective amounts of cytarabine to treat cancer, with expiry in 2024;

•	U.S. 8,124,773 B2 claims a hydrate of vosaroxin with expiry in 2028 and U.S. Patent No. 8,765,954 claims certain compositions containing this hydrate of vosaroxin, with expiry in 2027;
•	U.S. Patent No. 8,497,282 claims a method of making vosaroxin, with expiry in 2031 and U.S. Patent No. 8,802,719 claims certain intermediates useful in the making of vosaroxin, with expiry in 2029;
•	U.S. Patent Nos. 8,586,601 and 8,138,202 claim certain compositions containing vosaroxin, with expiry in 2030; and
•	U.S. Patent No. 7,968,565 claims a combination of vosaroxin and cytarabine, with expiry in 2026.

We have been granted additional patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in Europe:

•

EPO Patent No. 1725233 B1, which has been validated in multiple EPO member states, claims certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025; and

•	EP Patent No. 1729770 B1, which has been validated in multiple EPO member states, claims combinations of vosaroxin and certain anticancer agents, including cytarabine, with expiry in 2025.

In addition to the listed US and European patents, we have been granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world.  In addition, other patents have been granted in the US and other countries claiming certain technology related to vosaroxin and other methods of use of vosaroxin.

We do not know when, if ever, vosaroxin will be approved by the FDA or foreign regulatory authorities. Even if vosaroxin is approved for commercial marketing in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement would also further erode the profitability of this product.

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

We currently have no sales or distribution capabilities and a limited marketing staff. If we are able to pursue and obtain marketing approval for vosaroxin in the U.S., we will plan to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in North America, and potentially in Europe, which will be expensive and time consuming. Any failure or delay in the development of our internal or subcontracted sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems in certain territories as part of the commercialization of vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, which we entered into on October 18, 2011, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, on October 18, 2011, we granted a perfected first priority security interest in substantially all of our assets, other than intellectual property assets, to the Lenders. Additionally, following the purchase of the revenue participation right by RPI on September 18, 2012, we granted both the Lenders and RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin, which may only be perfected following first product approval in any country or territory. The Lenders will retain a senior position to RPI’s security interest for so long as any indebtedness under the Loan Agreement remains outstanding. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the Lender’s lien on our assets, as determined by the Lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

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

Recent volatility in the U.S. stock market and reduced credit availability may make investors unwilling to buy certain corporate stocks and bonds. If economic conditions affect the capital markets, our ability to raise capital via our existing controlled equity facility, new equity or debt financing arrangements, or otherwise, may be adversely affected.

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

In addition, the recent sovereign debt crisis concerning certain European countries and related European financial restructuring efforts has and may continue to cause the value of the Euro to deteriorate. Such deterioration could adversely impact any investments we hold that are denominated in Euros. Rating agency downgrades on European sovereign debt and any potential default of European government issuers further contribute to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster, or interruption by man-made problems such as network security breaches, viruses or terrorism, could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions.  We rely on information technology systems to operate our business and to communicate among our workforce and with third parties. If any disruption were to occur, whether caused by a natural disaster or by manmade problems, our ability to operate our business at our facilities may be seriously or completely impaired and our data could be lost or destroyed.

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

In 2014, our common stock traded as low as $1.00 and as high as $8.46. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin, including investigator-sponsored trials;
•

announcements of additional FDA requirements for a regulatory path for vosaroxin or non-approval of vosaroxin, delays in filing regulatory documents with the FDA or other regulatory agencies, or delays in the review process by the FDA or other foreign regulatory agencies;

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

Our executive officers and directors together with their affiliates beneficially owned approximately 19% of our outstanding capital stock as of December 31, 2014, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have an influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is currently located at 395 Oyster Point Boulevard in South San Francisco, California. In January 2014, a lease for 15,378 square feet of office space at this location was entered into with an expiration date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. In January 2015, the lease was further amended to extend the expiration date to December 31, 2015. We believe these facilities are adequate for our needs in 2015.

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

Year-Ended December 31, 2013	High	Low
First Quarter	$6.54	$3.92
Second Quarter	$6.00	$4.71
Third Quarter	$6.13	$4.52
Fourth Quarter	$5.38	$4.53

Year-Ended December 31, 2014	High	Low
First Quarter	$7.49	$3.84
Second Quarter	$7.24	$4.53
Third Quarter	$8.46	$5.46
Fourth Quarter	$7.15	$1.00

As of February 27, 2015, there were approximately 148 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On February 27, 2015, the last sale price reported on The NASDAQ Stock Market for our common stock was $2.22 per share.

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

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2009 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sunesis Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Sunesis Pharmaceuticals, Inc.
Nasdaq Composite
Nasdaq Biotechnology

*	$100 invested on December 31, 2009 in stock or index, including reinvestment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
Consolidated Statements of Operations:	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Revenue:
Collaboration revenue	$—	$—	$—	$—	$27
License and other revenue	5,734	7,956	3,754	5,000	6
Total revenues	5,734	7,956	3,754	5,000	33
Operating expenses:
Research and development	27,665	28,891	29,185	22,563	14,433
General and administrative	23,112	10,838	9,175	8,303	7,005
Total operating expenses	50,777	39,729	38,360	30,866	21,438
Loss from operations	(45,043)	(31,773)	(34,606)	(25,866)	(21,405)
Interest expense	(1,719)	(2,917)	(1,855)	(259)	—
Other income (expense), net(1)	3,760	92	(7,490)	5,984	(3,182)
Net loss	$(43,002)	$(34,598)	$(43,951)	$(20,141)	$(24,587)
Basic and diluted loss per common share:
Net loss:
Basic	$(43,002)	$(34,598)	$(43,951)	$(20,141)	$(24,587)
Diluted	$(46,894)	$(34,598)	$(43,951)	$(20,141)	$(24,587)
Shares used in computing net loss per common share:
Basic	60,057	52,249	48,146	46,412	24,860
Diluted	61,510	52,249	48,146	46,412	24,860
Net loss per common share:
Basic	$(0.72)	$(0.66)	$(0.91)	$(0.43)	$(0.99)
Diluted	$(0.76)	$(0.66)	$(0.91)	$(0.43)	$(0.99)

(1)

During 2014, 2013, 2012, 2011 and 2010, we recorded net non-cash credits (charges) of $3.9 million, $0.1 million, $(7.5) million, $5.9 million and $(3.7) million, respectively, related to the revaluation of the liability for warrants issued in connection with the underwritten public offering of our common stock in October 2010 (see Note 10 of the accompanying consolidated financial statements).

	As of December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
	(In thousands)
Cash, cash equivalents and marketable securities	$42,981	$39,293	$71,227	$44,115	$53,396
Working capital	16,323	6,520	41,191	37,282	42,118
Total assets	44,246	40,525	73,017	45,869	54,858
Non-current portion of deferred revenue	2,563	3,712	11,668	—	—
Current portion of notes payable	9,257	9,018	6,610	—	—
Non-current portion of notes payable	—	9,025	17,651	9,453	—
Common stock and additional paid-in capital	536,506	473,514	457,016	429,147	423,267
Accumulated deficit	(522,697)	(479,695)	(445,097)	(401,146)	(381,005)
Total stockholders’ equity (deficit)	13,802	(6,184)	11,957	28,020	42,247

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2014 and results of operations for the year ended December 31, 2014 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including regulatory plans to file a marketing authorization application with the European Medicines Agency, our preliminary analysis, assessment and conclusions of the results of the VALOR trial, and the commercial potential of vosaroxin, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

We are a biopharmaceutical company focused on the development and commercialization of our pipeline of new oncology therapeutics for the potential treatment of solid and hematologic cancers. Our most advanced program is QINPREZOTM (vosaroxin), our product candidate for the potential treatment of acute myeloid leukemia, or AML. In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial, which enrolled 711 adult patients, was designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and was conducted at 124 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. Detailed results of the VALOR trial were presented in the "Late Breaking Abstracts" session of the American Society of Hematology (ASH) Annual Meeting in December 2014.

Patients treated with vosaroxin achieved increased overall survival compared to those treated with placebo (7.5 months vs 6.1 months, HR=0.87), the primary endpoint, but this difference did not achieve statistical significance (p=0.06). The complete remission (CR) rate, the sole secondary efficacy endpoint in the trial, did demonstrate a significant difference for the vosaroxin combination arm (30.1% vs 16.3%, p < 0.0001).

In a pre-planned analysis accounting for the stratification factors at randomization, a significant improvement in overall survival was demonstrated (HR=0.83, p=0.02). The pre-planned analysis of all treatment strata included the following difficult to treat patient categories: over 60 years old (7.1 months vs 5.0 months, HR=0.75, p=0.003, n=451), refractory disease (6.7 months vs 5.0 months, HR=0.87, p=0.23, n=301), and early relapsed disease (6.7 months vs 5.2 months, HR=0.77, p=0.04, n=256). Outcomes in patients under 60 years old or with late relapsed disease were comparable between treatment arms, with no improvement in overall survival. Across all strata, the CR and Composite CR (CR+CRp+CRi) rates were higher in the vosaroxin combination arm.

Given the complexity of interpreting the impact of transplantation therapy, a predefined analysis of overall survival censoring for hematopoietic stem cell transplantation was planned. In this analysis, patients receiving the vosaroxin combination had a median overall survival of 6.7 months versus 5.3 months for patients receiving placebo and cytarabine (HR=0.81, p=0.02).

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

Based on the results of the VALOR trial, we have submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. We plan to meet with European regulatory authorities in preparation for an MAA filing in the second half of 2015.We are also currently engaged in discussions with the U.S. Food and Drug Administration, or FDA, to determine a potential regulatory path forward in the United States.

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

In December 2014, updated results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS were presented at the ASH Annual Meeting. This trial is expected to enroll up to a combined total of approximately 70 patients.

In January 2014, we announced the expansion of our oncology franchise through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We are currently conducting IND-enabling studies for SNS-062, with a view to filing an IND application with the FDA.

The second agreement, with Millennium, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we plan to take at least one into IND-enabling absorption, distribution, metabolism and excretion, or ADME, and safety studies in 2015.

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

Recent Financial History

Equity Financing Agreements

In March 2014, we completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of our common stock at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million and net proceeds were $40.0 million. The Series A warrants expired unexercised in December 2014. The Series B warrants will expire on or before the later of 30 days following the PDUFA date of the VALOR trial, if any, and September 4, 2015, but in no event later than March 4, 2016.

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

During 2014, we sold an aggregate of 5,113,876 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.88 per share for gross proceeds of $14.7 million and net proceeds of $14.3 million, after deducting Cantor’s commission. In January and February 2015, the Company sold an aggregate of 1,579,124 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.75 per share for gross proceeds of $4.3 million and net proceeds of $4.2 million, after deducting Cantor’s commission. As of February 27, 2015, $2.5 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

Loan Agreement

In October 2011, we entered into the Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, and received the first tranche of $10.0 million from the Lenders. In September 2012, following the recommendation by the Data Safety Monitoring Board, or DSMB, to increase the sample size for the VALOR trial, we drew the second tranche of $15.0 million from the Lenders. Payments under both tranches were interest-only until February 1, 2013, with the following 32 equal monthly payments of principal and interest being paid monthly in arrears through the scheduled maturity date of October 1, 2015. On February 27, 2015, the Loan Agreement was amended to provide for an interest-only period from March 1, 2015 to February 1, 2016, such that the eight remaining principal payments will be deferred and re-amortized over the period from March 1, 2016 to October 1, 2016.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $43.0 million and an accumulated deficit of $522.7 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Accounting for Equity Financing

In October 2010, we completed an underwritten offering, or the 2010 Offering, in which we sold our common stock and warrants to purchase our common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value at each period end, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive (loss) income. The Black-Scholes model was selected as the most appropriate method to estimate both the initial and subsequent fair values of the warrants. The determination of initial and subsequent fair values is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Changes in these input variables have, and will continue to, affect the income or expense recorded each period for the revaluation of outstanding warrants. As a result, fluctuations in our stock price or other input variables may significantly affect our financial results.

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

The payment of $25.0 million by RPI is non-refundable, and no revenue participation right payments will be made unless vosaroxin is approved by regulatory authorities and subsequently commercialized. Accordingly, the payment, less a portion representing the fair value of the warrants of $3.1 million, is being accounted for as consideration for our commitment to use commercially reasonable efforts to commercialize vosaroxin. The net amount of $21.9 million has therefore been classified as deferred revenue and is being amortized to revenue over the related estimated performance period, and the fair value of the warrants has been recorded to additional paid-in capital. The Black-Scholes model was selected as the most appropriate method to estimate the fair value of the warrants. The Black-Scholes model requires several subjective inputs such as expected term and share price volatility, which require significant analysis and judgment to develop.

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

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales until at least 2016, if at all. Over the past three years, we have generated revenue primarily through the Royalty Agreement with RPI, and the license and collaboration agreement with Biogen Idec. We cannot predict whether we will receive any additional event-based payments or royalties from these agreements, as amended, in the foreseeable future, or at all.

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

We are currently focused on the development of vosaroxin for the treatment of AML. Based on results of translational research, our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following the  approval of either an MAA filing with the EMA or a New Drug Application, or NDA, filing with the FDA, research and development costs may increase in the future.

As of December 31, 2014, we had incurred $180.0 million of expenses in the development of vosaroxin since it was licensed from Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, in October 2003. We may continue to incur significant expenses related to the development of vosaroxin in future years. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the vosaroxin development program in the future.

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

In 2014 we incurred a total of $3.7 million of development expenses associated with advancing the SNS-062 and PDK1 inhibitor programs, and anticipate continuing expenditures on these programs in 2015 and beyond. Additionally, under the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including MLN2480, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Millennium Phase 1, multicenter dose escalation study. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization in either Europe or the United States following our regulatory interactions with the EMA and FDA, we anticipate general and administrative expenses to increase in the future, including additional costs related to selling and marketing.

Results of Operations

Years Ended December 31, 2014 and 2013

Revenue. Total revenue was $5.7 million in 2014 as compared to $8.0 million in 2013, primarily due to deferred revenue recognized related to the Royalty Agreement with RPI in each period. We expect deferred revenue recognized under this arrangement to be lower in 2015 than in 2014 due to the change in the end date of the estimated performance period through which the balance of deferred revenue will be amortized from June 30, 2015 to September 30, 2016.

Research and development expense. Research and development expense was $27.7 million in 2014 as compared to $28.9 million in 2013, primarily relating to the vosaroxin development program in each year. The decrease of $1.2 million in 2014 was primarily due to a decrease of $7.1 million in clinical trial expenses, partially offset by increases of $2.1 million in personnel costs (including an increase of $0.6 million in stock-based compensation expense), $1.8 million in other outside services and consulting costs, $1.6 million in drug manufacturing costs, and $0.4 million in other development costs.

General and administrative expense. General and administrative expense was $23.1 million in 2014 as compared to $10.8 million in 2013. The increase of $12.3 million in 2014 was primarily due to increases of $6.7 million in professional services costs and $5.5 million in personnel costs (including an increase of $1.7 million in stock-based compensation expense).

Interest expense. Interest expense was $1.7 million in 2014 as compared to $2.9 million in 2013. The decrease in 2014 was due to the reduced principal balance outstanding on notes payable to the Lenders under the Loan Agreement.

Other income (expense), net. Net other income was $3.8 million in 2014 as compared to $0.1 million in 2013. The 2014 amount was primarily comprised of a net non-cash credit for the revaluation of warrants issued in the 2010 Offering.

Years Ended December 31, 2013 and 2012

Revenue. Total revenue was $8.0 million in 2013 as compared to $3.8 million in 2012. Revenue in 2013 was due to deferred revenue recognized related to the Royalty Agreement with RPI. Revenue in 2012 was comprised of $1.5 million received from Biogen Idec for the advancement of pre-clinical work under the Biogen Idec 1st ARCA and $2.3 million of deferred revenue recognized related to the Royalty Agreement with RPI.

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

Other income (expense), net. Net other income was $0.1 million in 2013 as compared to net other expense of $7.5 million in 2012. The 2012 amount was primarily comprised of a net non-cash charge for the revaluation of warrants issued in the 2010 Offering.

Income Taxes

Deferred tax assets or liabilities may arise from differences between the tax basis of assets or liabilities and their basis for financial reporting. Deferred tax assets or liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Our policy is to recognize interest charges and penalties in other income (expense), net in the statements of operations and comprehensive loss.

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2014, we had net operating loss carry-forwards for federal and state income tax purposes of $364.5 million and $235.8 million, respectively. We also had federal and state research and development tax credit carry-forwards of $8.1 million and $7.2 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss will begin to expire in 2015. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, the receipt of funds from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $43.0 million as of December 31, 2014, as compared to $39.3 million as of December 31, 2013. The increase of $3.7 million was primarily due to net proceeds of $40.0 million from the underwritten offering and $14.3 million from sales of our common stock through the Sales Agreement with Cantor, both as described below, and $2.0 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $43.2 million of net cash used in operating activities and $9.4 million of principal payments against notes payable.

In March 2014, we completed an underwritten offering of 4,650,000 shares of common stock, each with two accompanying warrants to purchase one share of our common stock, at exercise prices of $8.50 (Series A) and $12.00 (Series B) per share, respectively. The purchase price for each share of common stock and two accompanying warrants was $9.25. Gross proceeds from the sale were $43.0 million and net proceeds were $40.0 million, after deducting the underwriting discount and offering expenses. The warrants are only exercisable on a gross exercise basis. The Series A warrants expired on December 4, 2014. The Series B warrants will expire on or before the later of 30 days following the PDUFA date of the VALOR trial, if any, and September 4, 2015, but in no event later than March 4, 2016.

During 2014, we sold an aggregate of 5,113,876 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.88 per share for proceeds of $14.7 million and net proceeds of $14.3 million, after deducting Cantor’s commission. As of December 31, 2014, $6.8 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $43.2 million in 2014, as compared to $37.4 million in 2013 and $10.6 million in 2012. Net cash used in 2014 resulted primarily from the net loss of $43.0 million and changes in operating assets and liabilities of $2.9 million (including $5.7 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $2.7 million (including expenses of $6.2 million for stock-based compensation and a $3.9 million credit for the revaluation of warrants issued in the 2010 Offering). Net cash used in 2013 resulted primarily from the net loss of $34.6 million and changes in operating assets and liabilities of $7.1 million (including $8.0 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $4.3 million (including expenses of $3.9 million for stock-based compensation). Net cash used in 2012 resulted primarily from the net loss of $44.0 million, partially offset by net adjustments for non-cash items of $10.6 million (including a charge of $7.5 million for the revaluation of warrants issued in the 2010 Offering and $2.7 million of stock-based compensation), and changes in operating assets and liabilities of $22.7 million (including a net increase in deferred revenue of $19.6 million related to the receipt of the $25.0 million payment from RPI, and an increase of $3.1 million in accrued clinical expenses related to the VALOR trial).

Net cash provided by investing activities was $3.3 million in 2014, as compared to $32.2 million provided by investing activities in 2013 and $21.4 million used in investing activities in 2012. Net cash provided in 2014 and 2013 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in 2012 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $46.9 million in 2014, as compared to $5.4 million in 2013 and $37.6 million in 2012. Net cash provided in 2014 resulted primarily from net proceeds of $40.0 million from the underwritten offering, $14.3 million from sales of our common stock through Cantor and $2.0 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $9.4 million of principal payments against notes payable. Net cash provided in 2013 resulted primarily from net proceeds of $12.0 million from sales of our common stock through Cantor and $0.6 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $7.2 million of principal payments against notes payable. Net cash provided in 2012 included net proceeds from the draw-down of the second tranche loan of $15.0 million from the Lenders, $17.6 million from sales of our common stock through Cantor, $3.1 million of the $25.0 million payment allocated to the fair value of warrants issued to RPI, and $1.9 million from the exercise of warrants, stock options and stock purchase rights.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials;
•	the need for additional or expanded clinical trials;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining FDA, EMA, or other regulatory approvals;
•	the extent of our other development activities, including our in-license agreements;
•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

We believe that we currently have the resources to fund our operations through the first quarter of 2016. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations(1)	$9,752	$9,752	$—	$—	$—
Operating lease obligations(2)	$247	$247	$—	$—	$—

(1)

Includes interest and final payment of $937,500 (3.75%) of the aggregate amount drawn. Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. On February 27, 2015, the Loan Agreement was modified such that repayments are interest-only from March 1, 2015 to February 1, 2016, followed by eight equal monthly payments of principal and interest through the new maturity date of October 1, 2016. In addition, the final payment will be increased from $937,500 (3.75%) to $1,162,500 (4.65%) of the aggregate amount drawn, and will become due on the new maturity date, or such earlier date specified in the Loan Agreement. If we repay all or a portion of the loan prior to February 29, 2016 as part of a refinancing with another lender, a prepayment fee equal to 2% of the then outstanding principal balance will be due to the Lenders.

(2)

Operating lease obligations relate solely to the leasing of  office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiration date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. In January 2015, the lease was further amended to extend the expiration date to December 31, 2015.

The above amounts exclude potential payments under:

•

our 2003 license agreement with Sumitomo, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Sumitomo. We are also required to make royalty payments to Sumitomo in the event that vosaroxin is commercialized.

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

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

As of December 31, 2014 and 2013, we had $43.0 million and $39.3 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31 of each year, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total
	0-3	Over 3	Fair Value as of December 31,
	months	months	2014
Available-for-sale securities	$17,260	$13,067	$30,327
Average interest rate	0.2%	0.3%

	Expected Maturity		Total
	0-3	Over 3	Fair Value as of December 31,
	months	months	2013
Available-for-sale securities	$20,387	$10,368	$30,755
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of December 31, 2014 and 2013, we held investments denominated in Euros with an aggregate fair value of nil and $2.6 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 12, 2015

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,186	$15,121
Marketable securities	20,795	24,172
Prepaids and other current assets	1,223	1,199
Total current assets	44,204	40,492
Property and equipment, net	42	23
Deposits and other assets	—	10
Total assets	$44,246	$40,525
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,177	$953
Accrued clinical expense	3,112	4,750
Accrued compensation	2,287	1,719
Other accrued liabilities	3,087	1,645
Current portion of deferred revenue	3,418	7,956
Current portion of notes payable	9,257	9,018
Warrant liability	3,543	7,931
Total current liabilities	27,881	33,972
Non-current portion of deferred revenue	2,563	3,712
Non-current portion of notes payable	—	9,025
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2014; 66,102 and 54,344 shares issued and outstanding as of December 31, 2014 and 2013, respectively	7	5
Additional paid-in capital	536,499	473,509
Accumulated other comprehensive loss	(7)	(3)
Accumulated deficit	(522,697)	(479,695)
Total stockholders’ equity (deficit)	13,802	(6,184)
Total liabilities and stockholders’ equity (deficit)	$44,246	$40,525

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
License and other revenue	$5,734	$7,956	$3,754
Total revenues	5,734	7,956	3,754
Operating expenses:
Research and development	27,665	28,891	29,185
General and administrative	23,112	10,838	9,175
Total operating expenses	50,777	39,729	38,360
Loss from operations	(45,043)	(31,773)	(34,606)
Interest expense	(1,719)	(2,917)	(1,855)
Other income (expense), net	3,760	92	(7,490)
Net loss	(43,002)	(34,598)	(43,951)
Unrealized (loss) gain on available-for-sale securities	(4)	(41)	19
Comprehensive loss	(43,006)	$(34,639)	$(43,932)
Basic and diluted loss per common share:
Net loss:
Basic	$(43,002)	$(34,598)	$(43,951)
Diluted	$(46,894)	$(34,598)	$(43,951)
Shares used in computing net loss per common share:
Basic	60,057	52,249	48,146
Diluted	61,510	52,249	48,146
Net loss per common share:
Basic	$(0.72)	$(0.66)	$(0.91)
Diluted	$(0.76)	$(0.66)	$(0.91)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Accumulated		Total
				Other		Stock
			Additional	Comprehensive		holders’
	Common Stock		Paid-In	(Loss)	Accumulated	(Deficit)
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2011	46,774	$5	$429,142	$19	$(401,146)	$28,020
Issuance of $18,124 of common stock through controlled equity offering facilities, net of issuance costs of $504	3,714	—	17,620	—	—	17,620
Issuance of common stock pursuant to warrant exercises	801	—	3,130	—	—	3,130
Issuance of common stock pursuant to stock option exercises	146	—	330	—	—	330
Issuance of common stock under employee stock purchase plans	84	—	172	—	—	172
Issuance of common stock to employees	46	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	3,893	—	—	3,893
Stock-based compensation expenses—employees	—	—	2,402	—	—	2,402
Stock-based compensation expenses—non-employees	—	—	322	—	—	322
Net loss	—	—	—	—	(43,951)	(43,951)
Unrealized gain on available-for-sale securities	—	—	—	19	—	19
Balance as of December 31, 2012	51,565	5	457,011	38	(445,097)	11,957
Issuance of $12,357 of common stock through controlled equity offering facilities, net of issuance costs of $371	2,535	—	11,986	—	—	11,986
Issuance of common stock pursuant to warrant exercises	18	—	88	—	—	88
Issuance of common stock pursuant to stock option exercises	104	—	230	—	—	230
Issuance of common stock under employee stock purchase plans	97	—	309	—	—	309
Issuance of common stock to employees	25	—	—	—	—	—
Stock-based compensation expenses—employees	—	—	3,581	—	—	3,581
Stock-based compensation expenses—non-employees	—	—	304	—	—	304
Net loss	—	—	—	—	(34,598)	(34,598)
Unrealized loss on available-for-sale securities	—	—	—	(41)	—	(41)
Balance as of December 31, 2013	54,344	5	473,509	(3)	(479,695)	(6,184)
Issuance of $43,013 of common stock and warrants in underwritten offering, net of issuance costs of $2,989	4,650	1	40,023	—	—	40,024
Issuance of $14,734 of common stock through controlled equity offering facilities, net of issuance costs of $442	5,114	1	14,291	—	—	14,292
Issuance of common stock pursuant to warrant exercises	1,323	—	949	—	—	949
Issuance of common stock pursuant to stock option exercises	566	—	1,226	—	—	1,226
Issuance of common stock under employee stock purchase plans	99	—	282	—	—	282
Issuance of common stock to employees	6	—	—	—	—	—
Stock-based compensation expenses—employees	—	—	5,882	—	—	5,882
Stock-based compensation expenses—non-employees	—	—	337	—	—	337
Net loss	—	—	—	—	(43,002)	(43,002)
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Balance as of December 31, 2014	66,102	$7	$536,499	$(7)	$(522,697)	$13,802

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(43,002)	$(34,598)	$(43,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,219	3,885	2,724
Depreciation and amortization	29	20	31
Amortization of debt discount and debt issuance costs	367	621	400
(Decrease) increase in fair value of warrant liability	(3,892)	(96)	7,509
Foreign exchange gain on marketable securities	—	(142)	(82)
Gain on sale of property and equipment	—	—	(11)
Changes in operating assets and liabilities:
Prepaids and other assets	(43)	489	(98)
Accounts payable	2,224	875	(580)
Accrued clinical expense	(1,638)	(699)	3,079
Accrued compensation	568	254	191
Other accrued liabilities	1,674	(76)	522
Deferred revenue	(5,687)	(7,956)	19,624
Net cash used in operating activities	(43,181)	(37,423)	(10,642)
Cash flows from investing activities
Purchases of property and equipment	(48)	—	—
Proceeds from sale of property and equipment	—	—	11
Purchases of marketable securities	(42,463)	(26,894)	(67,608)
Proceeds from maturities of marketable securities	45,836	59,110	46,226
Net cash provided by (used in) investing activities	3,325	32,216	(21,371)
Cash flows from financing activities
Proceeds from notes payable, net	—	—	14,982
Principal payments on notes payable	(9,356)	(7,182)	—
Proceeds from issuance of common stock and warrants in underwritten offering, net	40,024	—	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	14,292	11,986	17,620
Fair value of warrants issued in connection with royalty agreement	—	—	3,122
Proceeds from exercise of warrants, stock options and stock purchase rights	1,961	584	1,918
Net cash provided by financing activities	46,921	5,388	37,642
Net increase (decrease) in cash and cash equivalents	7,065	181	5,629
Cash and cash equivalents at beginning of period	15,121	14,940	9,311
Cash and cash equivalents at end of period	$22,186	$15,121	$14,940
Supplemental disclosure of cash flow information
Interest paid	$1,221	$2,006	$1,165
Supplemental disclosure of non-cash activities
Transfer of fair value of exercised warrants to additional paid-in capital	$496	$43	$1,715
Fair value of warrants issued in connection with notes payable	$—	$—	$770
Cashless exercise of warrants	$9,337	$—	$402

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

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia (the “VALOR trial”). The trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, Sunesis plans to meet with European regulatory authorities in preparation for the filing of a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) in the second half of 2015. The Company is also currently engaged in discussions with the U.S. Food and Drug Administration (“FDA”) to determine a potential regulatory path forward in the United States.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2014, had cash, cash equivalents and marketable securities totaling $43.0 million and an accumulated deficit of $522.7 million.

The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), its product candidate for the potential treatment of acute myeloid leukemia, and to continue the development of vosaroxin and the Company’s other programs. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin and its other development programs, or a combination of the above. However, the Company does not know whether additional funding will be available on acceptable terms, or at all. If the Company is unable to raise required funding on acceptable terms or at all, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin or our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The standard will be effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company has yet to evaluate the potential effect of the new standard on its consolidated financial statements.

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

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes thereto. Actual results could differ materially from these estimates. Estimates, assumptions and judgments made by management include those related to the valuation of equity and related instruments, revenue recognition, stock-based compensation and clinical trial accounting.

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

Management determines the appropriate classification of securities at the time of purchase. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit).

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income (expense), net in the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are also recorded to other income (expense), net. The cost of securities sold is based on the specific-identification method.

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of December 31, 2014 and December 31, 2013, the Company held investments denominated in Euros with an aggregate fair value of $0 and $2.6 million, respectively. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of December 31, 2014 and December 31, 2013.

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

Accounting for Royalty Agreement

The payment of $25.0 million by RPI under the Royalty Agreement (see Note 6) is non-refundable, and no revenue participation right payments will be made unless vosaroxin is commercialized. Accordingly, the payment received from RPI is being accounted for as a payment for the Company to use commercially reasonable efforts to commercialize vosaroxin. Therefore, the amount is to be deferred and recognized as revenue over the projected performance period under the agreement. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is being amortized to revenue over the related performance period. The fair value of the warrants was recorded to additional paid-in capital.

Accounting for Notes Payable

The accounting for certain fees and expenses related to the Loan Agreement (see Note 8) is as follows. The facility fee is being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. The fair value of the warrants issued in connection with the Loan Agreement have been recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The final payment is being accreted as interest expense over the term of the loans using the effective interest method. The legal fees are being accounted for as deferred debt issuance costs within assets on the Company’s balance sheet and are being amortized as other income (expense), net over the term of the loans using the effective interest method.

Accounting for Equity Financing

In October 2010, the Company completed the 2010 Offering (see Note 10), in which the Company sold its common stock and warrants to purchase its common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value each period end, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive loss.

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

Foreign Currency

Transactions that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates as of each balance sheet date, with gains or losses on foreign exchange recognized in other income (expense), net in the statements of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and their basis for financial reporting. Deferred tax assets or liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to recognize interest charges and penalties in other income (expense), net in the statements of operations and comprehensive loss.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss—basic	$(43,002)	$(34,598)	$(43,951)
Adjustment for change in fair value of warrant liability	(3,892)	—	—
Net loss—diluted	$(46,894)	$(34,598)	$(43,951)
Denominator:
Weighted-average common shares outstanding—basic	60,057	52,249	48,146
Dilutive effect of warrants	1,453	—	—
Weighted-average common shares outstanding—diluted	61,510	52,249	48,146
Net loss per common share:
Basic	$(0.72)	$(0.66)	$(0.91)
Diluted	$(0.76)	$(0.66)	$(0.91)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2014	2013	2012
Warrants to purchase shares of common stock	8,978	9,978	10,359
Options to purchase shares of common stock	10,584	7,611	6,288
Outstanding securities not included in calculations	19,562	17,589	16,647

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2014	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$9,287	$—	$—	$9,287
U.S. certificates of deposit	Level 1	6,360	—	—	6,360
U.S. corporate debt obligations	Level 2	11,789	—	(7)	11,782
U.S. commercial paper	Level 2	2,898	—	—	2,898
Total available-for-sale securities		30,334	—	(7)	30,327
Less amounts classified as cash equivalents		(9,532)	—	—	(9,532)
Amounts classified as marketable securities		$20,802	$—	$(7)	$20,795

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2013	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$6,282	$—	$—	$6,282
U.S. corporate debt obligations	Level 2	13,509	—	(4)	13,505
U.S. commercial paper	Level 2	8,396	3	—	8,399
Foreign corporate debt obligations	Level 2	2,571	—	(2)	2,569
Total available-for-sale securities		30,758	3	(6)	30,755
Less amounts classified as cash equivalents		(6,583)	—	—	(6,583)
Amounts classified as marketable securities		$24,175	$3	$(6)	$24,172

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2014, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

	Gross
	Unrealized	Estimated Fair
December 31, 2014	Losses	Value
U.S. corporate debt obligations	$7	$11,782
Total available-for-sale securities in an unrealized loss position	$7	$11,782

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale debt securities in the years ended December 31, 2014, 2013 and 2012.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with an underwritten equity offering completed in 2010 (see Note 10):

	December 31,	December 31,
	2014	2013
Inputs and assumptions:
Fair market value of Company’s common stock	$2.55	$4.74
Exercise price	$2.52	$2.52
Expected term (years)	0.8	1.8
Expected volatility	144.9%	60.8%
Risk-free interest rate	0.2%	0.3%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$1.21	$2.56
Shares underlying outstanding warrants classified as liabilities (in thousands)	2,920	3,099
Total estimated fair value of outstanding warrants (in thousands)	$3,543	$7,931

The warrants have been classified as a liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the year ended December 31, 2014, warrants to purchase 179,427 shares of common stock issued in connection with the 2010 Offering were exercised, resulting in cash proceeds to the Company of $452,000.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement.

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant
Liability
Balance as of December 31, 2012	$8,070
Change in fair value of warrant liability	(96)
Exercise of warrants	(43)
Balance as of December 31, 2013	7,931
Change in fair value of warrant liability	(3,892)
Exercise of warrants	(496)
Balance as of December 31, 2014	$3,543

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2014	2013
Accrued outside services	$2,656	$1,249
Accrued professional services	355	263
Other accruals	76	133
Total other accrued liabilities	$3,087	$1,645

6. Royalty Agreement

In March 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. In September 2012, pursuant to the provisions of the Royalty Agreement, RPI made a $25.0 million cash payment to the Company. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 1,000,000 shares of our common stock, at exercise prices of $3.48 and $4.64 per share, respectively. Both warrants were net exercised in 2014, resulting in an aggregate issuance of 777,107 shares of common stock. The payment of $25.0 million, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is being amortized to revenue over the related performance period.

Based on the results of the VALOR trial and the Company’s plans to meet with European regulatory authorities in preparation for the filing of an MAA with the EMA in the second half of 2015 and to continue discussions with the FDA to determine a potential regulatory path forward in the United States, as discussed in Note 1, the Company extended the end date of the estimated performance period through which the balance of deferred revenue will be amortized from June 30, 2015 to September 30, 2016. As a result, the quarterly amortization was adjusted to $0.9 million per quarter, commencing with the quarter ended September 30, 2014, from the previous amortization rate of $2.0 million per quarter.

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

In June 2012, the Company received an event-based payment of $1.5 million from Biogen Idec for the advancement of pre-clinical work in connection with the Biogen Idec 1st ARCA. Under this agreement, the Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development by Biogen Idec of the first two indications for licensed products against the BTK target. The Company is also eligible to receive royalty payments depending on related product sales, if any.

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen Idec (the “Biogen Idec 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize

SNS-062, a BTK inhibitor synthesized under the Biogen Idec 1st ARCA, solely for oncology indications. The Company may be required to make a $2.5 million milestone payment depending on its development of SNS-062 and royalty payments depending on related product sales of SNS-062. All other of Sunesis’ rights and obligations contained in the Biogen Idec 1st ARCA remain unchanged, except that potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen Idec for potential future sales of SNS-062.

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

Aggregate future minimum payments due under the Loan Facility as of December 31, 2014 were as follows (in thousands):

Year ending December 31,	Total
2015	$8,814
Total minimum payments	8,814
Less amount representing interest	(352)
Notes payable, gross	8,462
Unamortized discount on notes payable	(84)
Accretion of final payment	879
Notes payable, balance	9,257
Less current portion of notes payable	(9,257)
Non-current portion of notes payable	$—

On February 27, 2015, the Company entered into a third amendment (the “Amendment”), to the Loan Agreement with the Lenders. The Amendment modifies the loan repayment terms to be interest-only from March 1, 2015 to February 1, 2016, followed by eight equal monthly payments of principal and interest through the new maturity date of October 1, 2016. See Note 14 for further details.

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2014 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiry date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building, and in January 2015, the lease was further amended to extend the expiration date to December 31, 2015. The amended lease also includes an option to extend the lease for an additional six months, at a predetermined price, if exercised within a certain period.

Aggregate non-cancelable future minimum rental payments under the operating lease as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,	Payments
2015	$247
Total rental payments	$247

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were no shares of preferred stock outstanding as of December 31, 2014 and 2013.

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

The warrants became exercisable on a gross exercise basis upon unblinding of the VALOR trial, which occurred on October 6, 2014. The Series A warrants expired unexercised on December 4, 2014. The Series B warrants will expire on or before the later of 30 days following any final date assigned by the Food and Drug Administration as the Prescription Drug User Fee Act action date for vosaroxin (the “PDUFA date”) and September 4, 2015, but in no event later than March 4, 2016. The common stock and accompanying warrants have both been classified to stockholders’ equity (deficit) in the Company’s balance sheet.

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

During the year ended December 31, 2014, the Company sold an aggregate of 5,113,876 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.88 per share for gross proceeds of $14.7 million and net proceeds of $14.3 million, after deducting Cantor’s commission. As of December 31, 2014, $6.8 million of common stock remained available to be sold under this facility.

In January and February 2015, the Company sold an aggregate of 1,579,124 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.75 per share for gross proceeds of $4.3 million and net proceeds of $4.2 million, after deducting Cantor’s commission. As of February 27, 2015, $2.5 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

2010 Offering

In October 2010, the Company completed an underwritten offering, pursuant to which the Company issued an aggregate of 7,357,610 shares of common stock and warrants to purchase 3,678,798 shares of common stock, for aggregate gross proceeds of $15.5 million (the “2010 Offering”). Net proceeds from the sale were $14.2 million, after deducting underwriting discounts and offering expenses. The warrants have an exercise price of $2.52 per share, and expire in October 2015.

The warrants have been classified as a derivative liability on the Company’s balance sheet due to potential cash settlement of the warrants on terms, which do not include a cash limit, and upon the occurrence of certain transactions, as specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive loss. During the year ended December 31, 2014, warrants to purchase an aggregate of 179,427 shares of common stock that were issued in connection with the 2010 Offering were exercised, resulting in cash proceeds to the Company of $452,000. As of December 31, 2014, warrants to purchase an aggregate of 2,920,051 shares of common stock issued in connection with the 2010 Offering remained outstanding, with an estimated fair value of $3.5 million.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of

Directors. On January 1, 2014 and 2013, in accordance with the above, the number of shares of common stock available for issuance under the 2011 Plan was increased by 2,173,764 and 2,062,609 shares, respectively.

During the year ended December 31, 2014, options to purchase 3,840,500 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2014, there were 672,273 shares available for future grants under the 2011 Plan.

Employee Stock Purchase Plans

On March 5, 2011, the Company’s Board of Directors adopted, and on June 3, 2011, the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan (the “2011 ESPP”). The 2011 ESPP is intended as the successor to the Company’s 2005 Employee Stock Purchase Plan, which was terminated on June 3, 2011.

The 2011 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2011 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. The initial offering under the 2011 ESPP commenced on June 13, 2011 and ended on May 31, 2012. Subsequent 12-month offerings commenced or will commence on or around June 1st of each year.

The Company initially reserved a total of 500,000 shares of common stock for issuance under the 2011 ESPP. The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2014 and 2013, in accordance with the above, the number of shares of common stock available for issuance under the 2011 ESPP was increased by 271,720 and nil shares, respectively.

A total of 99,049 shares were issued under the 2011 ESPP during the year ended December 31, 2014. As of December 31, 2014, there were 431,672 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2014 were as follows (in thousands, except per share amounts):

		Exercise Price
Date Issued	Shares	Per Share	Expiration
August 2005	14	$54.60	August 2015
October 2010	2,920	$2.52	October 2015
March 2014	4,650	$12.00	March 2016
April 2009	2,876	$1.32	April 2016
October 2009	1,438	$1.32	October 2016
Total warrants outstanding and exercisable	11,898

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2014 were as follows (in thousands):

	Shares
	Available		Total
	for Future	Outstanding	Shares
	Grant	Securities	Reserved
Warrants	—	11,898	11,898
Stock option plans	672	10,584	11,256
Employee stock purchase plan	432	—	432
Total reserved shares of common stock	1,104	22,482	23,586

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

	Year ended December 31,
	2014	2013	2012
Research and development	$2,201	$1,598	$1,030
General and administrative	3,681	1,983	1,372
Employee stock-based compensation expense	5,882	3,581	2,402
Non-employee stock-based compensation expense	337	304	322
Total stock-based compensation expense	$6,219	$3,885	$2,724

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

	Year Ended December 31,
	2014	2013	2012
Assumptions:
Expected term (years)	5.2	4.7	5.4
Expected volatility	88.1%	90.0%	88.7%
Risk-free interest rate	1.7%	1.0%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$3.18	$3.63	$1.46
Options granted to employees (in thousands)	3,676	1,785	2,310
Total estimated grant date fair value (in thousands)	$11,704	$6,472	$3,377

The estimated fair value of stock options that vested in the years ended December 31, 2014, 2013 and 2012, was $2.6 million, $3.4 million and $2.1 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock, as well as that for a mature peer group of companies in the same industry. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding as of December 31, 2013	7,611	$3.61
Options granted	3,840	$4.54
Options exercised	(565)	$2.17
Options forfeited or expired	(302)	$7.13
Outstanding as of December 31, 2014	10,584	$3.93	7.63	$3,885
Vested and expected to vest as of December 31, 2014	10,584	$3.93	7.63	$3,885
Exercisable as of December 31, 2014	5,701	$3.86	6.57	$2,075

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2014.

The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $0.3 million and $0.2 million, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $12.2 million as of December 31, 2014, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.6 years.

12. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. operations	$(32,696)	$(29,963)	$(43,951)
Foreign operations	(10,306)	(4,635)	—
Loss before provision for income taxes	$(43,002)	$(34,598)	$(43,951)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at statutory rate	$(14,620)	$(11,763)	$(14,943)
Current year net operating losses and temporary differences for which no tax benefit is recognized	14,104	12,457	5,351
Foreign tax rate differential	3,504	1,499	—
Deferred revenue	(1,934)	(2,706)	6,672
Change in fair value of warrant liability	(1,313)	(16)	2,570
Other permanent differences	259	529	350
Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carry-forwards	$138,066	$123,490
Federal and state research credit carry-forwards	12,964	12,064
Capitalized research costs	5,199	5,119
Deferred revenue	2,394	4,668
Stock-based compensation	4,358	3,212
Property and equipment	129	133
Accrued liabilities	481	341
Gross deferred tax assets	163,591	149,027
Valuation allowance	(163,591)	(149,027)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $14.6 million, $12.6 million and $13.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had federal net operating loss carry-forwards of $364.5 million and federal research and development tax credit carry-forwards of $8.1 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2014, the Company had state net operating loss carry-forwards of $235.8 million, which begin to expire in 2015, and state research and development tax credit carry-forwards of $7.2 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2014 and 2013, the Company had no unrecognized tax positions.

The Company files U.S. federal and California tax returns.  The Company’s wholly owned subsidiaries, Sunesis Europe Limited and Sunesis Pharmaceuticals (Bermuda) Ltd., are currently not required to file tax returns. To date, neither the Company nor any of its subsidiaries have been audited by the Internal Revenue Service, any state income tax authority or tax authority in the related jurisdictions. Due to net operating loss carry-forwards, substantially all of the Company’s tax years remain open to federal tax examination.

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2014.

14. Subsequent Events

On February 27, 2015, the Company entered into a third amendment (the “Amendment”), to the Loan Agreement with the Lenders. The Amendment modifies the loan repayment terms to be interest-only from March 1, 2015 to February 1, 2016, followed by eight equal monthly payments of principal and interest through the new maturity date of October 1, 2016. In addition, the final payment will be increased from $937,500 (3.75%) to $1,162,500 (4.65%) of the total loan facility, and will become due on the new maturity date, or such earlier date specified in the Loan Agreement. If the Company repays all or a portion of the loan prior to February 29, 2016 as part of a refinancing with another lender, a prepayment fee equal to 2% of the then outstanding principal balance will be due to the Lenders. As a result of the Amendment, the Lenders were issued five-year warrants to purchase an aggregate of up to 61,467 shares of the Company’s common stock at a per share exercise price of $2.22.

In January and February 2015, the Company sold an aggregate of 1,579,124 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.75 per share for gross proceeds of $4.3 million and net proceeds of $4.2 million, after deducting Cantor’s commission. See Note 10 for further details.

In January 2015, the lease for the Company’s facility at 395 Oyster Point Boulevard in South San Francisco, California was amended to extend the expiration date to December 31, 2015. See Note 9 for further details.

15. Selected Quarterly Financial Data (unaudited, and in thousands, except per share amounts)

The following table sets forth the Company’s unaudited consolidated financial results for the last eight fiscal quarters.

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Revenue	$1,995	$1,989	$854	$896	$1,989	$1,989	$1,989	$1,989
Net loss:
Basic	$(14,573)	$(11,781)	$(15,325)	$(1,323)	$(11,624)	$(8,190)	$(7,607)	$(7,177)
Diluted	$(14,573)	$(12,114)	$(15,325)	$(1,323)	$(11,624)	$(9,336)	$(8,329)	$(8,257)
Shares used in computing net loss per common share:
Basic	56,313	60,246	60,549	63,041	51,587	51,630	51,698	54,060
Diluted	56,313	61,895	60,549	63,041	51,587	53,268	53,271	55,573
Net loss per common share:
Basic	$(0.26)	$(0.20)	$(0.25)	$(0.02)	$(0.23)	$(0.16)	$(0.15)	$(0.13)
Diluted	$(0.26)	$(0.20)	$(0.25)	$(0.02)	$(0.23)	$(0.18)	$(0.16)	$(0.15)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2014, our internal control over financial reporting was effective at the reasonable assurance level.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sunesis Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunesis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of Sunesis Pharmaceuticals, Inc. and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 12, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2014, and certain information included therein is incorporated herein by reference.

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

Code of Business Conduct & Ethics

We have adopted a Code of Business Conduct & Ethics which applies to all of our directors, officers and employees. A copy of our Code of Business Conduct & Ethics can be found on our website, www.sunesis.com, in the section titled “Investors & Media” under the subsection titled “Corporate Governance”. Information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct & Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct & Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2014:

	(A)		(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	10,583,763	(2)	$3.93	1,103,945	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	10,583,763		$3.93	1,103,945

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.
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

(3)

Includes (i) 672,273 shares of common stock available for issuance under our 2011 Plan and (ii) 431,672 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2015.

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

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D.	Chairman of the Board	March 12, 2015
James W. Young, Ph.D.

/S/ DANIEL N. SWISHER, JR	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
Daniel N. Swisher, Jr.

/S/ ERIC H. BJERKHOLT	Executive Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
Eric H. Bjerkholt

/S/ STEVE CARCHEDI	Director	March 12, 2015
Steve Carchedi

/S/ MATTHEW K. FUST	Director	March 12, 2015
Matthew K. Fust

/S/ STEVEN B. KETCHUM, PH.D	Director	March 12, 2015
Steven B. Ketchum, Ph. D.

/S/ HELEN S. KIM	Director	March 12, 2015
Helen S. Kim

/S/ DAYTON MISFELDT	Director	March 12, 2015
Dayton Misfeldt

/S/ HOMER L. PEARCE, PH.D.	Director	March 12, 2015
Homer L. Pearce, Ph.D.

/S/ DAVID C. STUMP, M.D.	Director	March 12, 2015
David C. Stump, M.D.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Form of Series A Common Stock Purchase Warrant	8-K	000-51531	4.1	2/27/2014

4.4	Form of Series B Common Stock Purchase Warrant	8-K	000-51531	4.2	2/27/2014

4.5	Form of Warrant Agency Agreement by and between the Registrant and American Transfer & Trust & Company, LLC	8-K	000-51531	4.3	2/27/2014

10.1*	2001 Stock Plan and Form of Stock Option Agreement	S-1	333-121646	10.2	12/23/2004

10.2*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009

10.3*	Employee Stock Purchase Plan and Enrollment Form	10-Q	000-51531	10.4	11/9/2006

10.4*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004

10.5†	License Agreement, dated October 14, 2003, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005

10.6	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC	S-1/A	333-121646	10.40	9/1/2005

10.7	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC	S-1/A	333-121646	10.41	9/1/2005

10.8	Warrant, dated August 25, 2005, issued to Oxford Finance Corporation	S-1/A	333-121646	10.42	9/1/2005

10.9*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007

10.11*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr.	10-K	000-51531	10.44	4/3/2009

10.12*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt	10-K	000-51531	10.45	4/3/2009

10.13*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008

10.14*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008

10.15	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009

10.16	Underwriting Agreement, dated September 30, 2010, by and between the Registrant and Cowen and Company LLC	8-K	000-51531	1.1	10/1/2010

10.17	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010

10.18	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited	10-K	000-51531	10.54	3/29/2011

10.19	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011

10.20	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen Idec MA Inc.	10-Q/A	000-51531	10.4	6/30/2011

10.21	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011

10.22	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen Idec MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

10.23*	Sunesis Pharmaceuticals, Inc. 2011 Equity Incentive Plan	S-8	333-174732	99.1	6/6/2011

10.24*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

10.25	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

10.26	Loan and Security Agreement among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.1	10/19/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27*	Executive Severance Benefits Agreement, dated January 31, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.56	3/14/2012

10.28*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012

10.29*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012

10.30†	Revenue Participation Agreement, dated March 29, 2012, by and between Sunesis Pharmaceuticals, Inc. and RPI Finance Trust	10-Q	000-51531	10.6	5/15/2012

10.31	First Amendment to Loan and Security Agreement Among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated March 29, 2012	10-Q	000-51531	10.7	5/15/2012

10.32*	Amendment to Executive Severance Benefit Agreement, dated October 24, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.61	3/13/2013

10.33	Amendment No. 1 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013	8-K	000-51531	10.1	4/10/2013

10.34	Termination and Registration Rights Agreement, dated June 7, 2013, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	6/11/2013

10.35	Non-Employee Director Compensation Information	10-Q	000-51531	10.3	8/2/2013

10.36	Second Amendment to Loan and Security Agreement, dated October 18, 2011, by and between the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated September 23, 2013	10-Q	000-51531	10.1	11/12/2013

10.37*	Offer Letter, dated January 10, 2014, by and between the Registrant and Joseph DePinto	10-K	000-51531	10.44	3/6/2014

10.38*	Executive Severance Benefits Agreement, dated March 6, 2014, by and between the Registrant and Joseph DePinto	10-K	000-51531	10.45	3/6/2014

10.39†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen Idec MA Inc.	10-K	000-51531	10.46	3/6/2014

10.40†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.47	3/6/2014

10.41	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.45	3/6/2014

10.42*	Sunesis Pharmaceuticals, Inc. 2014 Bonus Program	8-K	000-51531	10.1	3/24/2014

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.43	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.1	8/05/2014

10.44

Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California

X

21.1	Subsidiaries of the Registrant	10-Q	000-51531	21.1	8/02/2013

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney					(included on Signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
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