Form 10-Q
period 2015-03-31
SUNESIS PHARMACEUTICALS INC
filed 2015-05-05
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant had 72,960,303 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2015.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,784	$22,186
Marketable securities	21,009	20,795
Prepaids and other current assets	1,478	1,223
Total current assets	41,271	44,204
Property and equipment, net	31	42
Total assets	$41,302	$44,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,121	$3,177
Accrued clinical expense	2,225	3,112
Accrued compensation	1,029	2,287
Other accrued liabilities	2,781	3,087
Current portion of deferred revenue	3,418	3,418
Current portion of notes payable	713	9,257
Warrant liability	3,632	3,543
Total current liabilities	15,919	27,881
Non-current portion of deferred revenue	1,709	2,563
Non-current portion of notes payable	6,881	—
Commitments
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	548,616	536,499
Accumulated other comprehensive loss	(5)	(7)
Accumulated deficit	(531,825)	(522,697)
Total stockholders’ equity	16,793	13,802
Total liabilities and stockholders’ equity	$41,302	$44,246

(1)

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Revenue:
License and other revenue	$854	$1,995
Total revenues	854	1,995
Operating expenses:
Research and development	4,512	7,552
General and administrative	5,111	3,417
Total operating expenses	9,623	10,969
Loss from operations	(8,769)	(8,974)
Interest expense	(239)	(547)
Other income (expense), net	(120)	(5,052)
Net loss	(9,128)	(14,573)
Unrealized gain (loss) on available-for-sale securities	2	7
Comprehensive loss	$(9,126)	$(14,566)
Basic and diluted loss per common share:
Net loss	$(9,128)	$(14,573)
Shares used in computing basic and diluted loss per common share	67,641	56,313
Basic and diluted loss per common share	$(0.13)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,128)	$(14,573)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,964	1,306
Depreciation and amortization	11	5
Amortization of debt discount and debt issuance costs	44	116
Increase in fair value of warrant liability	89	4,937
Changes in operating assets and liabilities:
Prepaids and other assets	(259)	68
Accounts payable	(1,056)	58
Accrued clinical expense	(887)	(1,113)
Accrued compensation	(1,258)	(848)
Other accrued liabilities	(268)	599
Deferred revenue	(853)	(1,988)
Net cash used in operating activities	(11,601)	(11,433)
Cash flows from investing activities
Purchases of property and equipment	—	(23)
Purchases of marketable securities	(7,942)	(12,303)
Proceeds from maturities of marketable securities	7,730	16,180
Net cash (used in) provided by investing activities	(212)	3,854
Cash flows from financing activities
Principal payments on notes payable	(1,642)	(2,261)
Proceeds from issuance of common stock and warrants in underwritten offering, net	—	40,022
Proceeds from issuance of common stock through controlled equity offering facilities, net	10,011	4,726
Proceeds from exercise of warrants, stock options and stock purchase rights	42	325
Net cash provided by financing activities	8,411	42,812
Net (decrease) increase in cash and cash equivalents	(3,402)	35,233
Cash and cash equivalents at beginning of period	22,186	15,121
Cash and cash equivalents at end of period	$18,784	$50,354
Supplemental disclosure of non-cash activities
Fair value of warrants issued in connection with notes payable	$100	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia (the “VALOR trial”). The trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the results of other predefined analyses of the data, Sunesis plans to meet with its European Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products, in mid-2015 to discuss the planned filing of a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”). The Company is also currently engaged in discussions with the U.S. Food and Drug Administration (“FDA”) to determine a potential regulatory path forward in the United States.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2015, had cash, cash equivalents and marketable securities totaling $39.8 million and an accumulated deficit of $531.8 million.

The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), its product candidate for the potential treatment of acute myeloid leukemia, and to continue the development of vosaroxin and the Company’s other programs. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin and its other development programs, or a combination of the above. However, the Company does not know whether additional funding will be available on acceptable terms, or at all. If the Company is unable to raise required funding on acceptable terms or at all, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin or our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of its vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2014 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that will supersede most existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application. As currently issued, the standard will be effective for annual and interim periods beginning after December 15, 2016. The Company has yet to evaluate which adoption method it plans to use or the potential effect of the new standard on its consolidated financial statements. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of March 31, 2015 and December 31, 2014, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.7 million and $0, respectively. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of March 31, 2015 and December 31, 2014.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2015	2014
Warrants to purchase shares of common stock	11,898	19,171
Options to purchase shares of common stock	10,649	9,287
Outstanding securities not included in calculations	22,547	28,458

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$6,340	$—	$—	$6,340
U.S. certificates of deposit	Level 1	8,905	—	—	8,905
U.S. corporate debt obligations	Level 2	10,356	—	(6)	10,350
U.S. commercial paper	Level 2	1,999	—	—	1,999
Total available-for-sale securities		27,600	—	(6)	27,594
Less amounts classified as cash equivalents		(6,585)	—	—	(6,585)
Amounts classified as marketable securities		$21,015	$—	$(6)	$21,009

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$9,287	$—	$—	$9,287
U.S. certificates of deposit	Level 1	$6,360	—	—	$6,360
U.S. corporate debt obligations	Level 2	11,789	—	(7)	11,782
U.S. commercial paper	Level 2	2,898	—	—	2,898
Total available-for-sale securities		30,334	—	(7)	30,327
Less amounts classified as cash equivalents		(9,532)	—	—	(9,532)
Amounts classified as marketable securities		$20,802	$—	$(7)	$20,795

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

March 31, 2015	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$6	$8,896

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities during either the three months ended March 31, 2015 or 2014.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	March 31, 2015	December 31, 2014
Inputs and assumptions:
Fair market value of Company’s common stock	$2.45	$2.55
Exercise price	$2.52	$2.52
Expected term (years)	0.5	0.8
Expected volatility	193.4%	144.9%
Risk-free interest rate	0.1%	0.2%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$1.24	$1.21
Shares underlying outstanding warrants classified as liabilities (in thousands)	2,920	2,920
Total estimated fair value of outstanding warrants (in thousands)	$3,632	$3,543

The warrants have been classified as a liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the three months ended March 31, 2015, no warrants to purchase shares of common stock issued in connection with the 2010 Offering were exercised.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement.

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the period indicated (in thousands):

Warrant Liability
Balance as of December 31, 2014	$3,543
Change in fair value of warrant liability	89
Exercise of warrants	—
Balance as of March 31, 2015	$3,632

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

Millennium

In March 2011, Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Millennium”) purchased and exclusively licensed Biogen Idec’s rights to a PDK1 inhibitor program and a pan-Raf inhibitor program which were both originally developed through a collaboration agreement between Sunesis and Biogen Idec. In January 2014, the Company entered into an amended and restated license agreement with Millennium (the “Amended Millennium Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Millennium Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales, if any.

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Millennium of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Millennium is currently conducting Phase 1 clinical studies of an oral investigative drug, MLN2480.

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

The interest rates for the first and second tranche are 8.95% and 9.00% per annum, respectively. Payments under the Loan Agreement are monthly in arrears and were interest-only until February 1, 2013, and were to be followed by 32 equal monthly payments of principal and interest from March 1, 2013 to the original maturity date of October 1, 2015. In addition, a final payment equal to $937,500 was to be due on October 1, 2015, or such earlier date as specified in the Loan Agreement.

On February 27, 2015, the Company entered into an amendment (the “Amendment”), to the Loan Agreement with the Lenders. The Amendment modifies the loan repayment terms to be interest-only from March 1, 2015 to February 1, 2016, followed by eight equal monthly payments of principal and interest through the new maturity date of October 1, 2016. In addition, the final payment was increased to $1,162,500, and will become due on the new maturity date, or such earlier date specified in the Loan Agreement. If the Company repays all or a portion of the loan prior to February 29, 2016 as part of a refinancing with another lender, a prepayment fee equal to 2% of the then outstanding principal balance will be due to the Lenders. The remaining balance of the final payment that has yet to be expensed is being accreted as interest expense through the new maturity date using the effective interest method.

In connection with the Amendment, the Lenders were issued five-year warrants to purchase an aggregate of up to 61,467 shares of the Company’s common stock at a per share exercise price of $2.22. The fair value of these warrants was estimated to be $0.1 million using the Black-Scholes valuation model. The fair value of these warrants was recorded at issuance as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The balance of the debt discount, including the fair value of these warrants, is being amortized as interest expense over the remaining term of the Loan Agreement, as amended, using the effective interest method.

The weighted average annual effective interest rate of the notes payable under the revised amortization schedule is 13.8%.

Aggregate future minimum payments due under the Loan Agreement as of March 31, 2015 were as follows (in thousands):

Year ending December 31,
2015	$459
2016	7,153
Total minimum payments	7,612
Less amount representing interest	(793)
Notes payable, gross	6,819
Unamortized discount on notes payable	(143)
Accretion of final payment	918
Notes payable, balance	7,594
Less current portion of notes payable	(713)
Non-current portion of notes payable	$6,881

8. Stockholders’ Equity

Controlled Equity Offerings

In August 2011, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. In March 2015, the Sales Agreement was further amended to provide for an additional increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. The Company will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During the three months ended March 31, 2015, the Company sold 3,930,343 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.62 per share for gross proceeds of $10.3 million and net proceeds of $10.0 million, after deducting Cantor’s commission. As of March 31, 2015, $26.5 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

In April 2015, the Company sold an aggregate of 2,834,035 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.70 per share for gross proceeds of $7.6 million and net proceeds of $7.5 million, after deducting Cantor’s commission. As of April 30, 2015, $18.9 million of common stock remained available to be sold under this facility.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Research and development	$699	$459
General and administrative	1,157	727
Employee stock-based compensation expense	1,856	1,186
Non-employee stock-based compensation expense	108	120
Total stock-based compensation expense	$1,964	$1,306

10. Subsequent Events

In April 2015, the Company sold an aggregate of 2,834,035 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.70 per share for gross proceeds of $7.6 million and net proceeds of $7.5 million, after deducting Cantor’s commission. See Note 8 for further details.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2015 and results of operations for the three months ended March 31, 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015.

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

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial, which enrolled 711 adult patients, was designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and was conducted at 124 study sites in 15 countries. Patients treated with vosaroxin achieved increased overall survival compared to those treated with placebo (7.5 months vs 6.1 months, HR=0.87), the primary endpoint, but this difference did not achieve statistical significance (p=0.06). The complete remission (CR) rate, the sole secondary efficacy endpoint in the trial, did demonstrate a significant difference for the vosaroxin combination arm (30.1% vs 16.3%, p < 0.0001). Detailed results of the VALOR trial were presented in the "Late Breaking Abstracts" session of the American Society of Hematology (ASH) Annual Meeting in December 2014.

Based on the results of the VALOR trial, we submitted a letter of intent in November 2014 to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. We have now been assigned a Rapporteur and a Co-Rapporteur who are two appointed members of the EMA’s Committee of Human Medicinal Products, and we plan to meet with the Rapporteurs in mid-2015 to discuss our MAA filing. We are also currently engaged in discussions with the U.S. Food and Drug Administration, or FDA, to determine a potential regulatory path forward in the United States.

In December 2014, updated results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS were presented at the ASH Annual Meeting. This trial is expected to enroll up to a combined total of approximately 70 patients.

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen Idec, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We are currently conducting IND-enabling studies for SNS-062, and plan to file an IND application with the FDA in 2015.

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

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen Idec and Sunesis. In 2011, the PDK1 program was purchased by and exclusively licensed to Millennium along with the more advanced program, MLN2480, an oral pan-RAF inhibitor, for which Millennium recently initiated a multi-arm, open-label Phase 1B study in combination with MLN0128, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; or paclitaxel, in adult patients with advanced non-hematologic malignancies. We currently expect SNS-062 and the PDK1 inhibitors will be developed exclusively by Sunesis.

Recent Financial History

Controlled Equity Offerings

In August 2011, we entered into a Controlled Equity OfferingSM sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. In March 2015, the Sales Agreement was further amended to provide for an additional increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During the first quarter of 2015, we sold an aggregate of 3,930,343 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.62 per share for gross proceeds of $10.3 million and net proceeds of $10.0 million, after deducting Cantor’s commission. In April 2015, we sold an aggregate of 2,834,035 shares of common stock under this facility at an average price of approximately $2.70 per share for gross proceeds of $7.6 million and net proceeds of $7.5 million. As of April 30, 2015, $18.9 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

Loan Agreement

In October 2011, we entered into the Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, and received the first tranche of $10.0 million from the Lenders. In September 2012, we drew the second tranche of $15.0 million from the Lenders. Payments under both tranches were interest-only until February 1, 2013, with the following 32 equal monthly payments of principal and interest being paid monthly in arrears through the scheduled maturity date of October 1, 2015. On February 27, 2015, the Loan Agreement was amended to provide for an interest-only period from March 1, 2015 to February 1, 2016, such that the eight remaining principal payments will be deferred and re-amortized over the period from March 1, 2016 to October 1, 2016.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2015, we had cash, cash equivalents and marketable securities of $39.8 million and an accumulated deficit of $531.8 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2015 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We anticipate continuing expenditures associated with advancing the SNS-062 and PDK1 programs in 2015 and beyond. Additionally, under the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including MLN2480, an oral pan-RAF inhibitor currently in Phase 1 clinical studies being conducted by Millennium. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization in either Europe or the United States following planned and potential regulatory filings with the EMA and FDA, respectively, we anticipate general and administrative expenses to increase in the future, including additional costs related to selling and marketing.

Results of Operations

Revenue

Total revenue was $0.9 million for the three months ended March 31, 2015 as compared to $2.0 million for the same period in 2014, primarily due to deferred revenue recognized related to the Royalty Agreement with RPI in each period. We expect deferred revenue recognized under this arrangement to be lower in 2015 than in 2014 due to the estimated performance period through which the remaining balance of deferred revenue will be amortized.

Research and Development Expense

Research and development expense was $4.5 million for the three months ended March 31, 2015 as compared to $7.6 million for the same period in 2014, primarily relating to the vosaroxin development program in each period. The decrease between the periods was primarily due to reductions of $2.1 million in clinical trial expenses and $0.7 million in other outside services and consulting costs.

General and Administrative Expense

General and administrative expense was $5.1 million for the three months ended March 31, 2015 as compared to $3.4 million for the same period in 2014. The increase between the periods was primarily due to increases of $0.9 million in professional services costs and $0.7 million in personnel costs (including an increase of $0.5 million in stock-based compensation expense), with the increase primarily related to commercial planning and medical affairs.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2015 as compared to $0.5 million for the same period in 2014. The decrease in 2015 was due to the reduced principal balance outstanding on notes payable.

Other Income (Expense), Net

Net other expense was $0.1 million for the three months ended March 31, 2015 as compared to $5.1 million for the same period in 2014. The amounts for each period were primarily comprised of non-cash charges for the revaluation of warrants issued in the October 2010 underwritten offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $39.8 million as of March 31, 2015, as compared to $43.0 million as of December 31, 2014. The decrease of $3.2 million was primarily due to $11.6 million of net cash used in operating activities and $1.6 million of principal payments against notes payable, partially offset by $10.0 million raised from sales of our common stock through the Sales Agreement with Cantor.

In August 2011, we entered into the Sales Agreement, with Cantor as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. In March 2015, the Sales Agreement was further amended to provide for an additional increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During the three months ended March 31, 2015, we sold an aggregate of 3,930,343 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.62 per share for gross proceeds of $10.3 million and net proceeds of $10.0 million, after deducting Cantor’s commission. In April 2015, we sold an aggregate of 2,834,035 shares of common stock under this facility at an average price of approximately $2.70 per share for gross proceeds of $7.6 million and net proceeds of $7.5 million. As of April 30, 2015, $18.9 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $11.6 million for the three months ended March 31, 2015, as compared to $11.4 million for the same period in 2014. Net cash used in the 2015 period resulted primarily from the net loss of $9.1 million and changes in operating assets and liabilities of $4.6 million, partially offset by net adjustments for non-cash items of $2.1 million. Net cash used in the 2014 period resulted primarily from the net loss of $14.6 million and changes in operating assets and liabilities of $3.2 million, partially offset by net adjustments for non-cash items of $6.4 million.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2015, as compared to $3.9 million provided by investing activities for the same period in 2014. Net cash used in the 2015 period consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided in the 2014 period consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $8.4 million for the three months ended March 31, 2015, as compared to $42.8 million for the same period in 2014. Net cash provided in the 2015 period resulted primarily from net cash proceed of $10.0 million from sales of our common stock through the Sales Agreement with Cantor, partially offset by $1.6 million of principal payment against notes payable. Net cash provided in the 2014 period resulted primarily from net proceeds of $40.0 million from an underwritten equity offering, $4.7 million from sales of our common stock through the Sales Agreement with Cantor, and $0.3 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $2.3 million of principal payments against notes payable.

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

We believe that we currently have the resources to fund our operations to the middle of 2016. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$8,775	$1,442	$7,333	$—	$—
Operating lease obligations(2)	$391	$391	$—	$—	$—

(1)

Includes interest and a final payment of $1,162,500 under the Loan Agreement, which becomes due on October 1, 2016, or such earlier date specified in the Loan Agreement. Upon the occurrence of an event of default, as defined in the Loan Agreement, and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. If we repay all or a portion of the loan prior to February 29, 2016 as part of a refinancing with another lender, a prepayment fee equal to 2% of the then outstanding principal balance will be due to the Lenders.

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

The above amounts exclude potential payments under:

•

our 2003 license agreement with Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Sumitomo. We are also required to make royalty payments to Sumitomo in the event that vosaroxin is commercialized.

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

Interest Rate and Market Risk

As of March 31, 2015 and December 31, 2014, we had $39.8 million and $43.0 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of March 31, 2015
Available-for-sale securities	$19,416	$8,178	$27,594
Average interest rate	0.2%	0.3%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2014
Available-for-sale securities	$17,260	$13,067	$30,327
Average interest rate	0.2%	0.3%

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

As of March 31, 2015 and December 31, 2014, we held cash and investments denominated in Euros with an aggregate fair value of $0.7 million and $0, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 12, 2015, other than the risk factor entitled “Economic conditions may make it costly and difficult to raise additional capital.” that appeared in the Form 10-K has been removed.

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of vosaroxin and our other programs.

We believe that with $39.8 million in cash and investments held as of March 31, 2015, we currently have the resources to fund our operations to the middle of 2016.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013 were $9.1 million, $43.0 million and $34.6 million, respectively. As of March 31, 2015, we had an accumulated deficit of $531.8 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

In addition to the listed United States and European patents, we have been granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world.  In addition, other patents have been granted in the United States and other countries claiming certain technology related to vosaroxin and other methods of use of vosaroxin.

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

Because we conduct clinical trials in humans, we face the risk that the use of vosaroxin or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

In the three months ended March 31, 2015, our common stock traded as low as $1.90 and as high as $2.94, and in 2014, traded as low as $1.00 and as high as $8.46. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors together with their affiliates beneficially owned approximately 18% of our outstanding capital stock as of March 31, 2015, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have an influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 5, 2015	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

	Exhibit Description	Incorporated By Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date	Filed Here with

10.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	3/02/2015

10.2	Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.44	3/12/2015

10.3	Amendment No. 2 to Controlled Equity Offering SM Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co., dated March 12, 2015	8-K	000-51531	10.1	3/12/2015

10.4*	Sunesis Pharmaceuticals, Inc. 2015 Bonus Program	8-K	000-51531	10.1	3/23/2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
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