Form 10-Q
period 2015-06-30
SUNESIS PHARMACEUTICALS INC
filed 2015-07-30
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant had 75,470,899 shares of common stock, $0.0001 par value per share, outstanding as of July 30, 2015.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,302	$22,186
Marketable securities	19,254	20,795
Prepaids and other current assets	1,165	1,223
Total current assets	40,721	44,204
Property and equipment, net	19	42
Total assets	$40,740	$44,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,282	$3,177
Accrued clinical expense	2,249	3,112
Accrued compensation	1,245	2,287
Other accrued liabilities	4,072	3,087
Current portion of deferred revenue	3,418	3,418
Current portion of notes payable	3,253	9,257
Warrant liability	1,765	3,543
Total current liabilities	18,284	27,881
Non-current portion of deferred revenue	854	2,563
Non-current portion of notes payable	4,421	—
Commitments
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	557,953	536,499
Accumulated other comprehensive loss	(5)	(7)
Accumulated deficit	(540,774)	(522,697)
Total stockholders’ equity	17,181	13,802
Total liabilities and stockholders’ equity	$40,740	$44,246

(1)

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$854	$1,989	$1,708	$3,984
Total revenues	854	1,989	1,708	3,984
Operating expenses:
Research and development	6,302	7,206	10,814	14,758
General and administrative	5,175	6,387	10,286	9,804
Total operating expenses	11,477	13,593	21,100	24,562
Loss from operations	(10,623)	(11,604)	(19,392)	(20,578)
Interest expense	(233)	(470)	(472)	(1,017)
Other income (expense), net	1,907	293	1,787	(4,759)
Net loss	(8,949)	(11,781)	(18,077)	(26,354)
Unrealized gain (loss) on available-for-sale securities	—	(11)	2	(4)
Comprehensive loss	$(8,949)	$(11,792)	$(18,075)	$(26,358)
Basic and diluted loss per common share:
Net loss:
Basic	$(8,949)	$(11,781)	$(18,077)	$(26,354)
Diluted	$(10,816)	$(12,114)	$(18,077)	$(26,354)
Shares used in computing net loss per common share:
Basic	72,513	60,246	70,090	58,291
Diluted	72,525	61,895	70,090	58,291
Net loss per common share:
Basic	$(0.12)	$(0.20)	$(0.26)	$(0.45)
Diluted	$(0.15)	$(0.20)	$(0.26)	$(0.45)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(18,077)	$(26,354)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	3,332	2,770
Depreciation and amortization	22	11
Amortization of debt discount and debt issuance costs	75	217
Change in fair value of warrant liability	(1,778)	4,604
Changes in operating assets and liabilities:
Prepaids and other assets	54	57
Accounts payable	(895)	(440)
Accrued clinical expense	(863)	(812)
Accrued compensation	(1,042)	(431)
Other accrued liabilities	1,074	2,730
Deferred revenue	(1,709)	(3,978)
Net cash used in operating activities	(19,807)	(21,626)
Cash flows from investing activities
Purchases of property and equipment	—	(23)
Purchases of marketable securities	(18,927)	(32,934)
Proceeds from maturities of marketable securities	20,470	25,320
Net cash provided by (used in) investing activities	1,543	(7,637)
Cash flows from financing activities
Principal payments on notes payable	(1,642)	(4,573)
Proceeds from issuance of common stock and warrants in underwritten offering, net	—	40,012
Proceeds from issuance of common stock through controlled equity offering facilities, net	17,675	4,726
Proceeds from exercise of warrants, stock options and stock purchase rights	347	738
Net cash provided by financing activities	16,380	40,903
Net (decrease) increase in cash and cash equivalents	(1,884)	11,640
Cash and cash equivalents at beginning of period	22,186	15,121
Cash and cash equivalents at end of period	$20,302	$26,761
Supplemental disclosure of non-cash activities
Fair value of warrants issued in connection with notes payable	$100	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia (the “VALOR trial”). The trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. Based upon the results of other predefined analyses of the data and feedback from meetings held in June 2015 with its European Rapporteur and Co-Rapporteur, who are two appointed members of the European Medicines Agency (“EMA”) Committee of Human Medicinal Products, Sunesis plans to file a marketing authorization application (“MAA”) with the EMA as soon as practicable. Based upon a meeting with the U.S. Food and Drug Administration (“FDA”) held in July 2015, the FDA recommended that the Company provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, the Company plans to evaluate regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2015, had cash, cash equivalents and marketable securities totaling $39.6 million and an accumulated deficit of $540.8 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that will supersede most existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application. As currently issued, the standard will be effective for annual and interim periods beginning after December 15, 2016; however in July 2015, the FASB agreed to defer the effective date of the new standard by one year to annual and interim periods beginning after December 15, 2017. The Company has yet to evaluate which adoption method it plans to use or the potential effect of the new standard on its consolidated financial statements.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of June 30, 2015 and December 31, 2014, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.7 million and

$0, respectively. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of June 30, 2015 and December 31, 2014.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss—basic	$(8,949)	$(11,781)	$(18,077)	$(26,354)
Adjustment for change in fair value of warrant liability	(1,867)	(333)	—	—
Net loss—diluted	$(10,816)	$(12,114)	$(18,077)	$(26,354)
Denominator:
Weighted-average common shares outstanding—basic	72,513	60,246	70,090	58,291
Dilutive effect of warrants	12	1,649	—	—
Weighted-average common shares outstanding—diluted	72,525	61,895	70,090	58,291
Net loss per common share:
Basic	$(0.12)	$(0.20)	$(0.26)	$(0.45)
Diluted	$(0.15)	$(0.20)	$(0.26)	$(0.45)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Warrants to purchase shares of common stock	9,040	16,139	11,960	19,171
Options to purchase shares of common stock	10,422	9,321	10,422	9,321
Restricted stock units	233	—	233	—
Outstanding securities not included in calculations	19,695	25,460	22,615	28,492

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,422	$—	$—	$7,422
U.S. certificates of deposit	Level 1	8,246	—	—	8,246
U.S. corporate debt obligations	Level 2	8,447	—	(4)	8,443
U.S. commercial paper	Level 2	3,498	—	(1)	3,497
Total available-for-sale securities		27,613	—	(5)	27,608
Less amounts classified as cash equivalents		(8,354)	—	—	(8,354)
Amounts classified as marketable securities		$19,259	$—	$(5)	$19,254

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$9,287	$—	$—	$9,287
U.S. certificates of deposit	Level 1	6,360	—	—	6,360
U.S. corporate debt obligations	Level 2	11,789	—	(7)	11,782
U.S. commercial paper	Level 2	2,898	—	—	2,898
Total available-for-sale securities		30,334	—	(7)	30,327
Less amounts classified as cash equivalents		(9,532)	—	—	(9,532)
Amounts classified as marketable securities		$20,802	$—	$(7)	$20,795

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

June 30, 2015	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$4	$7,274
U.S. commercial paper	1	2,498
	$5	$9,772

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities during either the six months ended June 30, 2015 or 2014.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured at fair value on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	June 30, 2015	December 31, 2014
Inputs and assumptions:
Fair market value of Company’s common stock	$3.01	$2.55
Exercise price	$2.52	$2.52
Expected term (years)	0.3	0.8
Expected volatility	52.2%	144.9%
Risk-free interest rate	0.02%	0.19%
Expected dividend yield	0.00%	0.00%
Fair value:
Estimated fair value per warrant share	$0.60	$1.21
Shares underlying outstanding warrants classified as liabilities (in thousands)	2,920	2,920
Total estimated fair value of outstanding warrants (in thousands)	$1,765	$3,543

The warrants have been classified as a liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the six months ended June 30, 2015, no warrants to purchase shares of common stock issued in connection with the 2010 Offering were exercised.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement.

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the period indicated (in thousands):

Warrant Liability
Balance as of December 31, 2014	$3,543
Change in fair value of warrant liability	(1,778)
Exercise of warrants	—
Balance as of June 30, 2015	$1,765

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

The weighted average annual effective interest rate of the notes payable under the revised amortization schedule is 13.8%.

Aggregate future minimum payments due under the Loan Agreement as of June 30, 2015 were as follows (in thousands):

Year ending December 31,	Total
2015	$306
2016	7,154
Total minimum payments	7,460
Less amount representing interest	(640)
Notes payable, gross	6,820
Unamortized discount on notes payable	(114)
Accretion of final payment	968
Notes payable, balance	7,674
Less current portion of notes payable	(3,253)
Non-current portion of notes payable	$4,421

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

During the six months ended June 30, 2015, the Company sold 6,834,978 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.65 per share for gross proceeds of $18.1 million and net proceeds of $17.7 million, after deducting Cantor’s commission. As of June 30, 2015, $18.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

In July 2015, the Company has sold 124,100 shares of common stock under the Sales Agreement, as amended, at $3.70 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million, after deducting Cantor’s commission. As of July 30, 2015, $18.2 million of common stock remains available to be sold under this facility.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$595	$519	$1,293	$978
General and administrative	718	837	1,876	1,564
Employee stock-based compensation expense	1,313	1,356	3,169	2,542
Non-employee stock-based compensation expense	55	108	163	228
Total stock-based compensation expense	$1,368	$1,464	$3,332	$2,770

10. Subsequent Events

In July 2015, the Company has sold 124,100 shares of common stock under the Sales Agreement, as amended, at $3.70 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million, after deducting Cantor’s commission. See Note 8 for further details.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2015 and results of operations for the three and six months ended June 30, 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including, regulatory plans to file a marketing authorization application with the European Medicines Agency, our goal of gaining marketing approval in the U.S., our preliminary analysis, assessment and conclusions of the results of the VALOR trial, and the commercial potential of vosaroxin, our ability to gain approval to market vosaroxin in the U.S., presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “goal,” “hopes,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In November 2014, based on the results of the VALOR trial, we submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, we plan to file an MAA with the EMA as soon as practicable. In July 2015, we met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we will evaluate regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

In December 2014, updated results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS were presented at the ASH Annual Meeting. This trial is now close to full enrollment, and an abstract is being prepared for submission to the 2015 ASH Annual Meeting.

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen Idec, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We plan to file a Clinical Trial Authorization, or CTA, application with the EMA this fall to support a Phase 1A study of SNS-062 in healthy volunteers.

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

During the second quarter of 2015, we sold an aggregate of 2,904,635 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.69 per share for gross proceeds of $7.8 million and net proceeds of $7.7 million, after deducting Cantor’s commission. In July 2015, we have sold 124,100 shares of common stock under this facility at $3.70 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million. As of July 30, 2015, $18.2 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

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

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2015, we had cash, cash equivalents and marketable securities of $39.6 million and an accumulated deficit of $540.8 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2015 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales until at least 2016, if at all. Over the past three years, we have generated revenue primarily through the Royalty Agreement with RPI.

Overview of Operating Expenses

Research and Development expense. Research and development expense consists primarily of clinical trial costs, which include: payments for work performed by our contract research organizations, clinical trial sites, labs and other clinical service providers and for drug packaging, storage and distribution; drug manufacturing costs, which include costs for producing drug substance and drug product, and for stability and other testing; personnel costs, including non-cash stock-based compensation; other outside services and consulting costs; and payments under license agreements. We expense all research and development costs as they are incurred.

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

Results of Operations

Revenue

Total revenue was $0.9 million and $1.7 million for the three and six months ended June 30, 2015 as compared to $2.0 million and $4.0 million for the same periods in 2014. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI. We expect deferred revenue recognized under this arrangement to be lower in 2015 than in 2014 due to the estimated performance period through which the remaining balance of deferred revenue will be amortized.

Research and Development Expense

Research and development expense was $6.3 million and $10.8 million for the three and six months ended June 30, 2015 as compared to $7.2 million and $14.8 million for the same periods in 2014, primarily relating to the vosaroxin development program in each period. The decrease of $0.9 million between the comparable three month periods was primarily due to a reduction of $1.3 million in clinical trial expenses, partially offset by increases of $0.2 million in personnel costs and $0.2 million in drug manufacturing and other outside services costs. The decrease of $3.9 million between the comparable six month periods was primarily due to reductions of $3.5 million in clinical trial expenses and $0.5 million in drug manufacturing and other outside services costs.

General and Administrative Expense

General and administrative expense was $5.2 million and $10.3 million for the three and six months ended June 30, 2015 as compared to $6.4 million and $9.8 million for the same periods in 2014. The decrease of $1.2 million between the comparable three month periods was primarily due to decreases of $0.6 million in personnel costs and $0.6 million in outside services costs. The increase of $0.5 million between the comparable six month periods was primarily due to increases in outside services costs.

Interest Expense

Interest expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2015 as compared to $0.5 million and $1.0 million for the same periods in 2014. The decreases in the 2015 periods were due to the reduced principal balance outstanding on notes payable.

Other Income (Expense), Net

Net other income was $1.9 million and $1.8 million for the three and six months ended June 30, 2015 as compared to $0.3 million of net other income and $4.8 million of net other expense for the same periods in 2014. The amounts for each period were primarily comprised of non-cash credits or charges for the revaluation of warrants issued in the October 2010 underwritten offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $39.6 million as of June 30, 2015, as compared to $43.0 million as of December 31, 2014. The decrease of $3.4 million was primarily due to $19.8 million of net cash used in operating activities and $1.6 million of principal payments against notes payable, partially offset by $18.0 million raised from sales of our common stock through the Sales Agreement with Cantor and the exercise of warrants, stock options and stock purchase rights.

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

During the six months ended June 30, 2015, we sold an aggregate of 6,834,978 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.65 per share for gross proceeds of $18.1 million and net proceeds of $17.7 million, after deducting Cantor’s commission. In July 2015, we have sold 124,100 shares of common stock under this facility at $3.70 per share for gross proceeds of $0.5 million and net proceeds of $0.4 million. As of July 30, 2015, $18.2 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $19.8 million for the six months ended June 30, 2015, as compared to $21.6 million for the same period in 2014. Net cash used in the 2015 period resulted primarily from the net loss of $18.1 million and changes in operating assets and liabilities of $3.4 million, partially offset by net adjustments for non-cash items of $1.7 million. Net cash used in the 2014 period resulted primarily from the net loss of $26.4 million and changes in operating assets and liabilities of $2.9 million, partially offset by net adjustments for non-cash items of $7.6 million.

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2015, as compared to $7.6 million used in investing activities for the same period in 2014. Net cash provided in the 2015 period consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in the 2014 period consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $16.4 million for the six months ended June 30, 2015, as compared to $40.9 million for the same period in 2014. Net cash provided in the 2015 period resulted primarily from net proceeds of $17.7 million from sales of our common stock through the Sales Agreement with Cantor and $0.3 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $1.6 million of principal payments against notes payable. Net cash provided in the 2014 period resulted primarily from net proceeds of $40.0 million from an underwritten equity offering, $4.7 million from sales of our common stock through the Sales Agreement with Cantor, and $0.7 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $4.6 million of principal payments against notes payable.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the EMA, FDA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials;
•	the need for additional or expanded clinical trials;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;
•	the extent of our other development activities, including our in-license agreements;
•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the costs, if any, of supporting our arrangements with Biogen Idec and Millennium.

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

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including any additional clinical trials or regulatory filings in Europe or the United States, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$8,623	$3,934	$4,689	$—	$—
Operating lease obligations(2)	$264	$264	$—	$—	$—

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

Interest Rate and Market Risk

As of June 30, 2015 and December 31, 2014, we had $39.6 million and $43.0 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of highly rated securities, which may include money market funds and U.S. and European government obligations and corporate debt obligations (including certificates of deposit, corporate notes and commercial paper). These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). In the past, we have generally purchased investments with an original maturity of less than one year, although our policy allows for the purchase of securities with a maturity of up to two years. Our holdings of the securities of any one corporate issuer do not exceed 10% of the portfolio at the time of purchase. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of June 30, 2015
Available-for-sale securities	$19,361	$8,247	$27,608
Average interest rate	0.2%	0.3%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2014
Available-for-sale securities	$17,260	$13,067	$30,327
Average interest rate	0.2%	0.3%

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

As of June 30, 2015 and December 31, 2014, we held cash and investments denominated in Euros with an aggregate fair value of $0.7 million and $0, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 12, 2015. Furthermore, the risk factor entitled “Economic conditions may make it costly and difficult to raise additional capital.” that appeared in the Form 10-K has been removed.

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of vosaroxin and our other programs.*

We believe that with $39.6 million in cash and investments held as of June 30, 2015, we currently have the resources to fund our operations to the middle of 2016.

However, we will need to raise substantial additional capital to:

•	complete the development, regulatory strategy and potential commercialization of vosaroxin in AML in Europe and the United States;
•

fund additional clinical trials of vosaroxin and seek regulatory approvals, including additional clinical evidence the FDA recommended that we provide prior to any regulatory filing for vosaroxin in the United States;

•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments; and
•	costs of supporting our arrangements with Biogen Idec, Millennium or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vosaroxin development program, potentially including any additional clinical trials or regulatory filings in Europe and the United States related to vosaroxin, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013 were $18.1 million, $43.0 million and $34.6 million, respectively. As of June 30, 2015, we had an accumulated deficit of $540.8 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

The development of vosaroxin could be halted or significantly delayed for various reasons; our clinical trials for vosaroxin may not lead to regulatory approval.*

Vosaroxin is vulnerable to the risks of failure inherent in the drug development process. Our VALOR trial failed to meet its primary endpoint, and we may not be able to obtain regulatory approval for commercialization in any of the United States, Europe, or in other regions. Based upon a meeting with the FDA held in July 2015, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the United States. We may also need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the EMA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

We do not know whether any future clinical trials with vosaroxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	results of future meetings with the EMA, FDA and/or other regulatory bodies;
•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical trials;
•	delays or failures in obtaining regulatory approval to commence a clinical trial;
•	delays or failures in obtaining sufficient clinical materials;
•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical trial at prospective sites; or
•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	delays or failures in reaching the number of events pre-specified in the trial design;
•	the need to expand the clinical trial;
•	delays or failures in obtaining sufficient clinical materials, including vosaroxin and any drugs to be tested in combination with vosaroxin;
•	unforeseen safety issues;
•	lack of efficacy during clinical trials;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.

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

We currently rely on a single contract manufacturer for the production of vosaroxin API and a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA or equivalent foreign regulatory body must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API and FDP needs for the foreseeable future.

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

To date, vosaroxin has been manufactured in quantities appropriate for preclinical studies and clinical trials, including the manufacture of registration batches of API and FDP. Although we have completed process validation for vosaroxin API, prior to commercial sale, we will need to perform a process validation study for vosaroxin FDP. If the results of this process validation study does not meet preset criteria, the regulatory approval or commercial launch of vosaroxin may be delayed.

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin.*

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin. Based upon a meeting with the FDA held in July 2015, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the United States, therefore we will need to enroll patients in the related clinical trial or trials and may also be required to enroll patients for additional clinical trials required by the EMA or other regulatory authorities. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments include nucleoside analogs, anthracyclines and hypomethylating agents. Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials.

The results of preclinical studies and clinical trials may not satisfy the requirements of the EMA, FDA or other regulatory agencies.*

Prior to receiving approval to commercialize vosaroxin or future product candidates, if any, in Europe, the United States or in other territories, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the EMA, FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and based upon a meeting with the FDA held in July 2015, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing for vosaroxin in the United States. Even if we believe preclinical or clinical data from preclinical studies and clinical trials are promising, such data may not be sufficient to support approval by the EMA, FDA and other regulatory authorities.

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

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time-consuming and could prevent us from developing or commercializing vosaroxin.*

Our commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. If a third party asserts that we are using technology claimed in issued and unexpired patents owned or controlled by the third party, we may need to obtain a license, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that a third party asserts that we infringe its patents.

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

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for vosaroxin and any future product candidates in Europe, the United States and other countries. We own, co-own or have rights to a significant number of issued U.S. and foreign patents and pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets or are subject to marketing exclusivity administered by regulatory authorities.

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

The initial composition-of-matter patents covering vosaroxin have expired or are due to expire in 2015. While we continue to seek additional patent protection for vosaroxin and methods of its manufacture and use, even if vosaroxin is approved by the EMA, FDA or foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of any patents that are granted.*

The vosaroxin composition-of-matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. The U.S. patent is due to expire in October 2015, and most of its foreign counterparts expired in June 2015. Certain other foreign counterparts are due to expire in the fourth quarter of 2015. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some U.S. or foreign patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

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

We do not know when, if ever, vosaroxin will be approved by the EMA, FDA or foreign regulatory authorities. Even if vosaroxin is approved for commercial marketing in the future, we may not have sufficient time to commercialize our vosaroxin product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further erode the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement would also further erode the profitability of this product.

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

We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own, by contracting with third parties or through collaborations with marketing partners, we will not be successful in commercializing vosaroxin.*

We currently have no sales or distribution capabilities and a limited marketing staff. If we are able to pursue and obtain marketing approval for vosaroxin in Europe or the U.S., we may establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in these territories, which will be expensive and time consuming. Any failure or delay in the development of our internal or subcontracted sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems in certain territories as part of the commercialization of vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our loan and security agreement, as amended, or the Loan Agreement, with Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, or collectively, the Lenders, contains a variety of affirmative and negative covenants, including required financial reporting, limitations on certain dispositions of assets, limitations on the incurrence of additional debt and other requirements. To secure our performance of our obligations under this Loan Agreement, on October 18, 2011, we granted a perfected first priority security interest in substantially all of our assets, other than intellectual property assets, to the Lenders. Additionally, following the purchase of the revenue participation right by RPI on September 18, 2012, we granted both the Lenders and RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin, which may only be perfected following first product approval in any country or territory. The Lenders will retain a senior position to RPI’s security interest for so long as any indebtedness under the Loan Agreement remains outstanding. Our failure to comply with the covenants in the Loan Agreement, the occurrence of a material impairment in our prospect of repayment or in the perfection or priority of the Lender’s lien on our assets, as determined by the Lenders, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse results.

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

In addition, the recent sovereign debt crisis concerning certain European countries and related European financial restructuring efforts has and may continue to cause the value of the Euro to deteriorate. Such deterioration could adversely impact any cash or investments we hold that are denominated in Euros. Rating agency downgrades on European sovereign debt and any potential default of European government issuers further contribute to this uncertainty. Should governments default on their obligations, we may experience loss of principal on any investments in European sovereign debt.

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

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of vosaroxin.*

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in Europe or the United States until we receive approval of an MAA or NDA for these respective territories, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin in any jurisdiction. In addition, failure to comply with EMA, FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

Regulatory approval of an MAA or NDA or their equivalent in other territories is not guaranteed, and the approval process is expensive, uncertain and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In particular, the VALOR trial failed to meet its primary endpoint, and in July 2015, the FDA recommended that we provide additional clinical evidence before any regulatory filing for vosaroxin for the treatment of AML in the United States.

The EMA, FDA or other foreign regulatory authority can delay, limit or deny approval of a drug candidate for many reasons, including:

•	the drug candidate may not be deemed safe or effective;
•	regulatory officials may not find the data from preclinical studies and clinical trials sufficient;
•	the EMA, FDA or other foreign regulatory authority might not approve our or our third-party manufacturers’ processes or facilities; or
•	the EMA, FDA or other foreign regulatory authority may change its approval policies or adopt new regulations.

We may be subject to costly claims related to our clinical trials and may not be able to obtain adequate insurance.

Because we conduct clinical trials in humans, we face the risk that the use of vosaroxin or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtaRein clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

For example, the potential toxicity of single and repeated doses of vosaroxin has been explored in a number of animal studies that suggest the dose-limiting toxicities in humans receiving vosaroxin may be similar to some of those observed with approved cytotoxic agents, including reversible toxicity to bone marrow cells, the gastrointestinal system and other systems with rapidly dividing cells. In our Phase 1, Phase 2 and VALOR clinical trials of vosaroxin, we have witnessed the following side effects, irrespective of causality, ranging from mild to more severe: lowered white blood cell count that may lead to a serious or possibly fatal infection, hair loss, mouth sores, fatigue, nausea with or without vomiting, lowered platelet count, which may lead to an increase in bruising or bleeding, lowered red blood cell count (anemia), weakness, tiredness, shortness of breath, diarrhea and intestinal blockage.

If vosaroxin fails to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

Even if we receive regulatory approval for vosaroxin, we will be subject to ongoing EMA, FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize vosaroxin.*

Any regulatory approvals that we or our potential future collaboration partners receive for vosaroxin or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Europe, the United States or other territories. If we are not able to maintain regulatory compliance, we might not be permitted to market vosaroxin or our future products and we may not achieve or sustain profitability.

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

We intend to seek approval to market vosaroxin in Europe, the United States and other foreign jurisdictions either directly or through one or more potential future collaboration partners. If we or a potential future collaboration partner obtain approval in one or more foreign jurisdictions, we or the potential future collaboration partner will be subject to rules and regulations in those jurisdictions relating to vosaroxin. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we or a potential future collaboration partner may be required to conduct a clinical trial that compares the cost-effectiveness of vosaroxin to other available therapies. If reimbursement of vosaroxin is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the six months ended June 30, 2015, our common stock traded as low as $1.90 and as high as $3.14, and in 2014, traded as low as $1.00 and as high as $8.46. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin, including investigator-sponsored trials;
•

announcements of additional FDA requirements for a regulatory path for vosaroxin or non-approval of vosaroxin, including the July 2015 request that we provide additional clinical evidence prior to any regulatory filing in the United States;

•	delays in filing regulatory documents with the EMA, FDA or other regulatory agencies, or delays in the review process by the EMA, FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;
•	delays in the commercialization of vosaroxin or our future products, if any;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	failure to maintain compliance with the covenants in the Loan Agreement;
•	introduction of new products by our competitors;
•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;
•	market acceptance of vosaroxin or our future products, if any;
•	announcements relating to our arrangements with Biogen Idec, Millennium or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of analysts;
•	third-party healthcare reimbursement policies;
•	EMA, FDA or other European, U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of vosaroxin or future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel.

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

Our executive officers and directors together with their affiliates beneficially owned approximately 17% of our outstanding capital stock as of June 30, 2015, assuming the exercise in full of the outstanding warrants to purchase common stock held by these stockholders as of such date. Accordingly, these stockholders, acting as a group, could have an influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: July 30, 2015	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

	Exhibit Description	Incorporated By Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date	Filed Here with

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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