Form 10-Q
period 2015-09-30
SUNESIS PHARMACEUTICALS INC
filed 2015-11-05
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant had 75,470,899 shares of common stock, $0.0001 par value per share, outstanding as of October 30, 2015.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,801	$22,186
Marketable securities	13,702	20,795
Prepaids and other current assets	796	1,223
Total current assets	31,299	44,204
Property and equipment, net	17	42
Total assets	$31,316	$44,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,790	$3,177
Accrued clinical expense	1,909	3,112
Accrued compensation	1,491	2,287
Other accrued liabilities	2,652	3,087
Current portion of deferred revenue	2,441	3,418
Current portion of notes payable	5,861	9,257
Warrant liability	—	3,543
Total current liabilities	16,144	27,881
Non-current portion of deferred revenue	1,221	2,563
Non-current portion of notes payable	1,893	—
Commitments
Stockholders’ equity:
Common stock	8	7
Additional paid-in capital	559,847	536,499
Accumulated other comprehensive loss	(2)	(7)
Accumulated deficit	(547,795)	(522,697)
Total stockholders’ equity	12,058	13,802
Total liabilities and stockholders’ equity	$31,316	$44,246

(1)

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$683	$854	$2,391	$4,838
Total revenues	683	854	2,391	4,838
Operating expenses:
Research and development	5,259	6,939	16,073	21,697
General and administrative	3,994	7,226	14,280	17,030
Total operating expenses	9,253	14,165	30,353	38,727
Loss from operations	(8,570)	(13,311)	(27,962)	(33,889)
Interest expense	(233)	(391)	(705)	(1,408)
Other income (expense), net	1,782	(1,623)	3,569	(6,382)
Net loss	(7,021)	(15,325)	(25,098)	(41,679)
Unrealized gain (loss) on available-for-sale securities	3	(2)	5	(6)
Comprehensive loss	$(7,018)	$(15,327)	$(25,093)	$(41,685)
Basic and diluted loss per common share:
Net loss	$(7,021)	$(15,325)	$(25,098)	$(41,679)
Shares used in computing basic and diluted loss per common share	74,776	60,549	71,670	59,052
Basic and diluted loss per common share	$(0.09)	$(0.25)	$(0.35)	$(0.71)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities
Net loss	$(25,098)	$(41,679)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	4,635	4,405
Depreciation and amortization	24	18
Amortization of debt discount and debt issuance costs	106	300
Change in fair value of warrant liability	(3,543)	6,238
Changes in operating assets and liabilities:
Prepaids and other assets	422	(94)
Accounts payable	(1,387)	(181)
Accrued clinical expense	(1,203)	(1,129)
Accrued compensation	(796)	276
Other accrued liabilities	(296)	2,512
Deferred revenue	(2,319)	(4,832)
Net cash used in operating activities	(29,455)	(34,166)
Cash flows from investing activities
Purchases of property and equipment	—	(48)
Purchases of marketable securities	(24,352)	(37,947)
Proceeds from maturities of marketable securities	31,450	38,201
Net cash provided by investing activities	7,098	206
Cash flows from financing activities
Principal payments on notes payable	(1,642)	(6,937)
Proceeds from issuance of common stock and warrants in underwritten offering, net	—	40,024
Proceeds from issuance of common stock through controlled equity offering facilities, net	18,125	4,726
Proceeds from exercise of warrants, stock options and stock purchase rights	489	1,833
Net cash provided by financing activities	16,972	39,646
Net (decrease) increase in cash and cash equivalents	(5,385)	5,686
Cash and cash equivalents at beginning of period	22,186	15,121
Cash and cash equivalents at end of period	$16,801	$20,807
Supplemental disclosure of non-cash activities
Cashless exercise of warrants	$4,486	$—
Transfer of fair value of exercised warrants to additional paid-in capital	$—	$496
Fair value of warrants issued in connection with notes payable	$100	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled, clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia (the “VALOR trial”). The trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. Based upon the results of other predefined analyses of the data and feedback from meetings held in June 2015 with its European Rapporteur and Co-Rapporteur, who are two appointed members of the European Medicines Agency (“EMA”) Committee of Human Medicinal Products, Sunesis plans to file a marketing authorization application (“MAA”) with the EMA by the end of 2015. Based upon a meeting with the U.S. Food and Drug Administration (“FDA”) held in July 2015, the FDA recommended that the Company provide additional clinical evidence prior to any regulatory filing in the U.S.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2015, had cash, cash equivalents and marketable securities totaling $30.5 million and an accumulated deficit of $547.8 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that will supersede most existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application. According to Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), issued by the FASB in August 2015, the standard will be effective for annual and interim periods beginning after December 15, 2017. The Company has yet to evaluate which adoption method it plans to use or the potential effect of the new standard on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the potential effect of the new standard on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Imputation of Interest (“ASU 2015-03”), which provides guidance on the balance sheet presentation requirements for debt issuance costs. The guidance will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance will be effective for annual beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. The Company plans to adopt the new standard on January 1, 2016, and does not expect it to have a material impact on its consolidated financial statements.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of September 30, 2015 and December 31, 2014, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.7 million and $0, respectively. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of September 30, 2015 and December 31, 2014.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Warrants to purchase shares of common stock	8,548	19,059	8,548	19,059
Options to purchase shares of common stock	10,544	9,240	10,544	9,240
Restricted stock units	509	—	509	—
Outstanding securities not included in calculations	19,601	28,299	19,601	28,299

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$10,904	$—	$—	$10,904
U.S. certificates of deposit	Level 1	4,898	—	—	4,898
U.S. corporate debt obligations	Level 2	6,306	—	(2)	6,304
U.S. commercial paper	Level 2	2,500	—	—	2,500
Total available-for-sale securities		24,608	—	(2)	24,606
Less amounts classified as cash equivalents		(10,904)	—	—	(10,904)
Amounts classified as marketable securities		$13,704	$—	$(2)	$13,702

December 31, 2014	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$9,287	$—	$—	$9,287
U.S. certificates of deposit	Level 1	6,360	—	—	6,360
U.S. corporate debt obligations	Level 2	11,789	—	(7)	11,782
U.S. commercial paper	Level 2	2,898	—	—	2,898
Total available-for-sale securities		30,334	—	(7)	30,327
Less amounts classified as cash equivalents		(9,532)	—	—	(9,532)
Amounts classified as marketable securities		$20,802	$—	$(7)	$20,795

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such a position for less than 12 months, and none having been deemed to be other-than-temporarily impaired (in thousands):

September 30, 2015	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$2	$6,304
U.S. commercial paper	—	1,250
	$2	$7,554

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale securities during either the nine months ended September 30, 2015 or 2014.

Financial Liabilities

The following table summarizes the inputs and assumptions and estimated fair value of the Company’s financial liabilities measured at fair value on a recurring basis as of the dates indicated, which were comprised solely of a liability for warrants issued in connection with the 2010 Offering:

	September 30, 2015	December 31, 2014
Inputs and assumptions:
Fair market value of Company’s common stock	$0.81	$2.55
Exercise price	$2.52	$2.52
Expected term (years)	0.0	0.8
Expected volatility	77.2%	144.9%
Risk-free interest rate	0.0%	0.2%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$0.00	$1.21
Shares underlying outstanding warrants classified as liabilities (in thousands)	2,920	2,920
Total estimated fair value of outstanding warrants (in thousands)	$—	$3,543

The warrants have been classified as a liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the nine months ended September 30, 2015, no warrants to purchase shares of common stock issued in connection with the 2010 Offering were exercised. All remaining warrants outstanding under this agreement expired unexercised on October 6, 2015.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement.

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the period indicated (in thousands):

Warrant Liability
Balance as of December 31, 2014	$3,543
Change in fair value of warrant liability	(3,543)
Exercise of warrants	—
Balance as of September 30, 2015	$—

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

Based on the regulatory interactions with the EMA and FDA outlined in Note 1, the Company extended the end date of the estimated performance period through which the balance of deferred revenue will be amortized from September 30, 2016 to March 31, 2017. As a result, the quarterly amortization was adjusted from $0.9 million per quarter to $0.6 million per quarter, commencing with the quarter ended September 30, 2015.

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

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Millennium of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Millennium is currently conducting Phase 1 clinical studies of an oral investigative drug, TAK-580 (formerly MLN2480).

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

The weighted average annual effective interest rate of the notes payable under the revised amortization schedule is 13.8%.

Aggregate future minimum payments due under the Loan Agreement as of September 30, 2015 were as follows (in thousands):

Year ending December 31,	Total
2015	$153
2016	7,153
Total minimum payments	7,306
Less amount representing interest	(487)
Notes payable, gross	6,819
Unamortized discount on notes payable	(84)
Accretion of final payment	1,019
Notes payable, balance	7,754
Less current portion of notes payable	(5,861)
Non-current portion of notes payable	$1,893

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

During the nine months ended September 30, 2015, the Company sold 6,959,078 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.67 per share for gross proceeds of $18.6 million and net proceeds of $18.1 million, after deducting Cantor’s commission. As of September 30, 2015, $18.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$564	$585	$1,856	$1,563
General and administrative	724	972	2,600	2,536
Employee stock-based compensation expense	1,288	1,557	4,456	4,099
Non-employee stock-based compensation expense	15	78	179	306
Total stock-based compensation expense	$1,303	$1,635	$4,635	$4,405

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 12, 2015.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including, regulatory plans to file a marketing authorization application with the European Medicines Agency, our goal and ability of gaining marketing approval in Europe and the U.S., our preliminary analysis, assessment and conclusions of the results of the VALOR trial, and the commercial potential of vosaroxin, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “goal,” “hopes,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial, which enrolled 711 adult patients, was designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and was conducted at 124 study sites in 15 countries. Patients treated with vosaroxin achieved increased overall survival compared to those treated with placebo (7.5 months vs 6.1 months, HR=0.87), the primary endpoint, but this difference did not achieve statistical significance (p=0.06). The complete remission (CR) rate, the sole secondary efficacy endpoint in the trial, did demonstrate a significant difference for the vosaroxin combination arm (30.1% vs 16.3%, p < 0.0001). Detailed results of the VALOR trial were presented in the "Late Breaking Abstracts" session of the American Society of Hematology (ASH) Annual Meeting in December 2014 and additionally published in the September 2015 issue of The Lancet Oncology.

In November 2014, based on the results of the VALOR trial, we submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, we plan to file an MAA with the EMA by the end of 2015. In July 2015, we met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

In December 2014, updated results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS were presented at the ASH Annual Meeting. This trial is close to being fully enrolled, and an abstract has been submitted to the 2015 ASH Annual Meeting.

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen Idec, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We plan to file a Clinical Trial Authorization, or CTA, application with the EMA in the fourth quarter of 2015 to support a Phase 1A study of SNS-062 in healthy volunteers.

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

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen Idec and Sunesis. In 2011, the PDK1 program was purchased by and exclusively licensed to Millennium along with the more advanced program, TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Millennium recently initiated a multi-arm, open-label Phase 1B study in combination with MLN0128, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; or paclitaxel, in adult patients with advanced non-hematologic malignancies.

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

During the third quarter of 2015, we sold an aggregate of 124,100 shares of common stock under the Sales Agreement, as amended, at an average price of $3.70 per share, for gross proceeds of $0.5 million and net proceeds of $0.4 million, after deducting Cantor’s commission. As of September 30, 2015, $18.2 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

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

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $30.5 million and an accumulated deficit of $547.8 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2015 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales until at least 2017, if at all. Over the past three years, we have generated revenue primarily through a Revenue Participation Agreement, or the Royalty Agreement, which was entered into in March 2012 with RPI Finance Trust, or RPI, an entity related to Royalty Pharma. In September 2012, we received a $25.0 million cash payment from RPI pursuant to the provisions of the Royalty Agreement. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is being amortized to revenue over the related performance period. Based on recent regulatory interactions with the EMA and FDA, we have extended the remaining estimated performance period through which the balance of deferred revenue will be amortized from September 30, 2016 to March 31, 2017. As a result, the quarterly amortization has been adjusted from $0.9 million per quarter to $0.6 million per quarter, commencing with the quarter ended September 30, 2015.

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

We are currently focused on the development of vosaroxin for the treatment of AML, as well as our portfolio of kinase inhibitors. For vosaroxin, based on results of translational research, our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following the approval of either an MAA filing with the EMA or a New Drug Application, or NDA, filing with the FDA, research and development costs may increase in the future. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the vosaroxin development program in the future.

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

We anticipate continuing expenditures associated with advancing the SNS-062 and PDK1 programs in 2015 and beyond. Additionally, under the Millennium Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in Phase 1 clinical studies being conducted by Millennium. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; outside service costs, including fees paid to external legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization in either Europe or the United States following planned and potential regulatory filings with the EMA and FDA, respectively, we anticipate general and administrative expenses to increase in the future, including additional costs related to selling and marketing.

Results of Operations

Revenue

Total revenue was $0.7 million and $2.4 million for the three and nine months ended September 30, 2015 as compared to $0.9 million and $4.8 million for the same periods in 2014. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI. We expect revenue recognized under this arrangement to be lower in 2015 than in 2014 due to the estimated performance period through which the remaining balance of deferred revenue will be amortized.

Research and Development Expense

Research and development expense was $5.3 million and $16.1 million for the three and nine months ended September 30, 2015 as compared to $6.9 million and $21.7 million for the same periods in 2014, primarily relating to the vosaroxin development program in each period. The decrease of $1.7 million between the comparable three month periods was primarily due to reductions of $1.3 million in clinical trial expenses and $0.3 million in consulting and other outside services costs. The decrease of $5.6 million between the comparable nine month periods was primarily due to reductions of $4.8 million in clinical trial expenses related to the VALOR trial and $0.8 million in consulting and other outside services costs.

General and Administrative Expense

General and administrative expense was $4.0 million and $14.3 million for the three and nine months ended September 30, 2015 as compared to $7.2 million and $17.0 million for the same periods in 2014. The decrease of $3.2 million between the comparable three month periods was primarily due to decreases of $2.0 million in outside services costs primarily related to commercial planning activities and $1.1 million in personnel costs. The decrease of $2.8 million between the comparable nine month periods was primarily due to decreases of $1.7 million in outside services costs and $1.1 million in personnel costs.

Interest Expense

Interest expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2015 as compared to $0.4 million and $1.4 million for the same periods in 2014. The decreases in the 2015 periods were due to the reduced principal balance outstanding on notes payable.

Other Income (Expense), Net

Net other income was $1.8 million and $3.6 million for the three and nine months ended September 30, 2015 as compared to net other expense of $1.6 million and $6.4 million for the same periods in 2014. The amounts for each period were primarily comprised of non-cash credits or charges for the revaluation of warrants issued in the October 2010 underwritten offering.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $30.5 million as of September 30, 2015, as compared to $43.0 million as of December 31, 2014. The decrease of $12.5 million was primarily due to $29.5 million of net cash used in operating activities and $1.6 million of principal payments against notes payable, partially offset by $18.6 million raised from sales of our common stock through the Sales Agreement with Cantor and the exercise of warrants, stock options and stock purchase rights.

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

During the nine months ended September 30, 2015, we sold an aggregate of 6,959,078 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.67 per share for gross proceeds of $18.6 million and net proceeds of $18.1 million, after deducting Cantor’s commission. As of September 30, 2015, $18.2 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Cash Flows

Net cash used in operating activities was $29.5 million for the nine months ended September 30, 2015, as compared to $34.2 million for the same period in 2014. Net cash used in the 2015 period resulted primarily from the net loss of $25.1 million and changes in operating assets and liabilities of $5.6 million, partially offset by net adjustments for non-cash items of $1.2 million. Net cash used in the nine months ended September 30, 2014 resulted primarily from the net loss of $41.7 million and changes in operating assets and liabilities of $3.4 million, partially offset by net adjustments for non-cash items of $11.0 million.

Net cash provided by investing activities was $7.1 million for the nine months ended September 30, 2015, as compared to $0.2 million for the same period in 2014. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $17.0 million for the nine months ended September 30, 2015, as compared to $39.6 million for the same period in 2014. Net cash provided in the 2015 period resulted primarily from net proceeds of $18.1 million from sales of our common stock through the Sales Agreement with Cantor and $0.5 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $1.6 million of principal payments against notes payable. Net cash provided in the 2014 period resulted primarily from net proceeds of $40.0 million from the underwritten offering, $4.7 million from sales of our common stock through the Sales Agreement with Cantor, and $1.8 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $6.9 million of principal payments against notes payable.

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

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe or the United States, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations(1)	$8,469	$6,425	$2,044	$—	$—
Operating lease obligations(2)	$409	$409	$—	$—	$—

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

(2)

Operating lease obligations relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiration date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. In January 2015, the lease was amended to extend the expiration date to December 31, 2015, and in September 2015, the lease was further amended to extend the expiration date to June 30, 2016.

The above amounts exclude potential payments under:

•

our 2003 license agreement with Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications, including a payment following the filing of an MAA with the EMA. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Sumitomo. We are also required to make royalty payments to Sumitomo in the event that vosaroxin is commercialized.

•	our Royalty Agreement with RPI, pursuant to which we are required to make certain revenue participation payments in the event that vosaroxin is commercialized in any territory.
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

Interest Rate and Market Risk

As of September 30, 2015 and December 31, 2014, we had $30.5 million and $43.0 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve capital while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of highly rated securities, which may include money market funds and U.S. and European government obligations and corporate debt obligations (including certificates of deposit, corporate notes and commercial paper). These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). In the past, we have generally purchased investments with an original maturity of less than one year, although our policy allows for the purchase of securities with a maturity of up to two years. Our holdings of the securities of any one corporate issuer do not exceed 10% of the portfolio at the time of purchase. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We do not utilize derivative financial instruments to manage our interest rate risks.

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of September 30, 2015
Available-for-sale securities	$16,397	$8,209	$24,606
Average interest rate	0.2%	0.4%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2014
Available-for-sale securities	$17,260	$13,067	$30,327
Average interest rate	0.2%	0.3%

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

As of September 30, 2015 and December 31, 2014, we held cash and investments denominated in Euros with an aggregate fair value of $0.7 million and $0, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 12, 2015. Furthermore, the risk factors entitled “Economic conditions may make it costly and difficult to raise additional capital.” and “The ownership of our capital stock is concentrated, and your interests may conflict with the interests of our existing stockholders.” that appeared in the Form 10-K have been removed.

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of vosaroxin and our other programs.*

We believe that with $30.5 million in cash and investments held as of September 30, 2015, we currently have the resources to fund our operations to the middle of 2016.

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

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vosaroxin or other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe and the United States related to vosaroxin, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013 were $25.1 million, $43.0 million and $34.6 million, respectively. As of September 30, 2015, we had an accumulated deficit of $547.8 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We also do not anticipate that we will generate revenue from the sale of products until at least 2017, if at all. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin or future product candidates, if any, may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We currently rely on a single contract manufacturer for the production of vosaroxin API and a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA, EMA or other corresponding state agencies must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API and FDP needs for the foreseeable future.

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

In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA or other corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for vosaroxin, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

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

The initial composition-of-matter patents covering vosaroxin have expired or are due to expire in 2015. While we continue to seek additional patent protection for vosaroxin and methods of its manufacture and use, even if vosaroxin is approved by the EMA, FDA or foreign equivalents thereof, we may not be able to recover our development costs prior to the expiration of any patents that are granted.*

The vosaroxin composition-of-matter U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions have recently expired or are soon to expire. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some U.S. or foreign patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

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

We do not know when, if ever, vosaroxin will be approved by the EMA, FDA or other regulatory authorities. Even if our vosaroxin product is approved for commercial marketing in the future, we may not have sufficient time to commercialize the product to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering vosaroxin. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, may extend beyond the patent expiration, which would further diminish the profitability of this product. In addition, our potential obligation to pay RPI royalties pursuant to the Royalty Agreement would also further diminish the profitability of this product.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the nine months ended September 30, 2015, our common stock traded as low as $0.74 and as high as $3.72, and in 2014, traded as low as $1.00 and as high as $8.46. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.*

Our common stock currently trades on The NASDAQ Capital Market under the symbol "SNSS." This market has continued listing standards that we must comply with in order to maintain the listing of our common stock. The continued listing standards include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders' equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and fluctuating stock price directly impact our ability to satisfy these continued listing standards and recently our common stock has traded below the $1.00 per share minimum. If the closing bid price our common stock falls below the $1.00 minimum for at least 30 consecutive trading days, or in the event we are unable to maintain one of the alternative continued listing standards, our common stock may be subject to delisting from The NASDAQ Capital Market.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 5, 2015	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

	Exhibit Description	Incorporated By Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date	Filed Here with

10.5

Third Amendment to Office Lease, dated September 1, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California

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