Form 10-K
period 2015-12-31
SUNESIS PHARMACEUTICALS INC
filed 2016-03-14
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2015, as reported by The NASDAQ Stock Market, was $204,903,523. The calculation of the aggregate market value of voting and non-voting stock excludes 5,167,904 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of February 26, 2016, was 86,517,816.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2015.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including receiving approval of vosaroxin from the European Medicines Agency, our regulatory and clinical strategies for gaining marketing approval in the United States, our marketing plans and commercialization startegies for vosaroxin, if approved,, and the commercial potential of vosaroxin, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “could,” “estimates,” “expects,” “intend,” “look forward,” “may,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, in November 2014, we submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In July 2015, we met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

In the second half of 2013, we announced the initiation of three Phase 1/2 investigator-sponsored trials of vosaroxin, either as a standalone therapy or in combination with approved compounds, in various indications of AML and high-risk myelodysplastic syndrome, or MDS. The trials are being conducted at the University of Texas MD Anderson Cancer Center, or MDACC, Weill Cornell Medical College and New York-Presbyterian Hospital, and the Washington University School of Medicine, or Washington University.

In December 2015, preliminary results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS and the ongoing Phase 1b/2 Washington University-sponsored trial of vosaroxin in combination with azacitidine in patients with intermediate- or high-risk myelodysplastic syndrome were presented at the ASH Annual Meeting.

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

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen Idec, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization, or CTA, application with the EMA in the first quarter of 2016 to support a Phase 1A study of SNS-062 in healthy volunteers.

The second agreement, with Milennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229 into IND-enabling absorption, distribution, metabolism and excretion, or ADME, and safety studies.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen Idec and Sunesis. In 2011, the PDK1 program was purchased by and exclusively licensed to Takeda along with the more advanced program, TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda recently initiated a multi-arm, open-label Phase 1B study in combination with MLN0128, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; or paclitaxel, in adult patients with advanced non-hematologic malignancies. In November 2015, we presented the preclinical data from the BTK and PDK1 Inhibitor Programs at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. We currently expect SNS-062 and SNS-229 will be developed exclusively by Sunesis for the foreseeable future.

Our Strategy

We plan to continue to build Sunesis into a leading biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers by:

•	pursuing regulatory approval for vosaroxin as a potential treatment for relapsed or refractory AML in Europe, the United States, and other major markets;
•	leveraging potential partners and distributors to commercialize vosaroxin in selective international markets, if approved;
•	establishing vosaroxin as the new standard of care for patients with relapsed or refractory AML;
•	exploring the broader potential of vosaroxin, beyond our pivotal indication, in different patient segments within AML and MDS through investigator sponsored trials;
•	investing in additional clinical testing to evaluate vosaroxin for additional AML indications, MDS, other hematologic malignancies and solid tumors;
•	leveraging our strong intellectual property protection over vosaroxin to capitalize on its full potential;
•	supporting our multi-kinase inhibitor programs with Takeda in oncology and Biogen Idec for immunology indications;
•	conducting a Phase 1a study in healthy volunteers for our BTK inhibitor, SNS-062;
•	conducting ADME and safety studies with our PDK1 inhibitor, SNS-229 in 2016; and
•	continuing to expand and develop our oncology-focused pipeline through further licensing or collaboration arrangements and research and development.

Development Pipeline

The following chart summarizes our development pipeline:

Product Pipeline

QINPREZO™ (vosaroxin)

	Preclinical	Phase 1	Phase 2	Phase 3	MAA Filing
Vosaroxin AML/MDS					
Relapsed/Refractory AML	VALOR (+ IDAC)				
Frontline AML and MDS	Investigator Sponsored Trials				

Kinase Inhibitor Pipeline

	Preclinical	Phase 1	Phase 2	Phase 3	MAA Filing
TAK-580 Melanoma (Takeda)					
Solid Tumors/Melanoma	Pan-RAF Inhibitor (Single Agent & Combo)				
SNS-062 B-Cell Malignancies					
B-Cell Malignancies	BTK				
SNS-229 Hematology/Solid Tumors					
Hematology/Solid Tumors	PDK1				

Active phase | Planned/conditional phase

*Investigator-sponsored trial.
IDAC = intermediate-dose cytarabine

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

Vosaroxin Company-Sponsored Clinical Trials in AML

VALOR. In December 2010, we commenced enrollment of the VALOR trial, a Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine to evaluate overall survival in patients with relapsed or refractory AML. The trial, which enrolled 711 adult patients, was conducted at 124 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. Patients were stratified for age, geographic region and disease status and randomized one to one to receive either vosaroxin and cytarabine or placebo and cytarabine. In October 2014, we announced the results from the VALOR trial, and further detail was presented in the "Late Breaking Abstracts" session of the American Society of Hematology (ASH) Annual Meeting in December 2014 and additionally published in the September 2015 issue of The Lancet Oncology .

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

Vosaroxin Investigator Sponsored Clinical Trials

MD Anderson. In July 2013, we announced the initiation of an investigator-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS. The Phase 1/2 trial is being conducted at the University of Texas MD Anderson Cancer Center under the direction of Naval Daver, M.D., Assistant Professor, and Farhad Ravandi, M.D., Professor of Medicine and a principal investigator in the VALOR trial. The primary endpoints of the Phase 1 cohort of the study are to determine the safety, maximum tolerated dose, or MTD, and dose limiting toxicity, or DLT, of vosaroxin in combination with decitabine in patients with high-risk MDS or AML who are elderly and/or unable or unwilling to receive standard cytarabine plus anthracycline based chemotherapy. The primary endpoint of the Phase 2 cohort of the study is to determine the efficacy of the combination based on achievement of CR, and CR with incomplete blood count recovery, or CRi. Secondary endpoints include safety, CR duration, leukemia-free survival, and overall survival. In October 2013, we announced the commencement of the Phase 2 portion of the study. In December 2015, updated results from this study were presented at the ASH Annual Meeting.

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

Washington University. In December 2013, we announced the initiation of a third investigator-sponsored trial of vosaroxin in combination with azacitidine in patients with MDS. The trial is being conducted at the Washington University School of Medicine under the direction of Meagan A. Jacoby, M.D., Ph.D., Instructor of Medicine, Division of Oncology. The Phase 1/2, open label, dose-escalation trial will enroll up to approximately 40 patients with MDS who may have received up to three prior cycles of hypomethylating agent-based therapy. Patients will receive vosaroxin (days one and four) and azacitidine (days one through seven) for a maximum of six cycles. This dose escalation study is designed to enroll six patients per cohort in order to determine the MTD and DLT of the combination. Other endpoints include best response, safety, tolerability, and event-free, progression-free, disease-free and overall survival. Once the MTD is determined, up to an additional 20 patients will be enrolled, treated and evaluated at that dose level. In December 2015, we announced the preliminary results from the first 16 patients enrolled in this study at the ASH annual meeting.

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

TAK-280 (formerly MLN2480)

Background. A pan-Raf inhibitor program was originally developed through a collaboration agreement between Sunesis and Biogen Idec. In March 2011, Biogen Idec’s rights to this program were purchased by and exclusively licensed to Takeda. In September 2011, Takeda initiated a Phase 1 clinical study of TAK-580, an oral, investigative drug selective for pan-Raf kinase inhibition, in patients with relapsed or refractory solid tumors. The Phase 1, multicenter, open-label, dose escalation study was designed to evaluate the safety, tolerability and MTD of TAK-580, and to be conducted in two stages: dose escalation and cohort expansion. The dose escalation stage is complete and MTD was established, and TAK-580 is now in the cohort expansion stage of this multicenter study. Four abstracts of preclinical and clinical data of TAK-580 were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2014.

Under the license agreement, we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target, and royalty payments depending on related product sales, as further described below.

Mechanism of Action. The Raf kinases (A-Raf, B-Raf and C-Raf) are key regulators of cell proliferation and survival within the mitogen-activated protein kinase (MAPK) pathway.

Development Opportunity. TAK-580 is a pan-Raf kinase inhibitor with a distinct molecular signature which has exhibited a promising profile.

SNS-062

Background. SNS-062 is a non-covalently binding inhibitor of BTK. BTK mediates signaling through the B-cell receptor, or BCR, which is critical for adhesion, migration, proliferation and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with a BTK inhibitor approved for relapsed/refractory mantle cell lymphoma, relapsed/refractory chronic lymphocytic leukemia, or CLL, CLL with 17p depletion and Waldenström’s macroglobulinemia. In 2015, we conducting IND-enabling studies for SNS-062, with a view to filing a CTA application to conduct a Phase 1a healthy volunteer study in Belgium. The rights to develop SNS-062 for oncology indications were in-licensed from Biogen Idec in December 2013, as described below.

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

SNS-229 and SNS-510

Background. In January 2014, we in-licensed a series of selective PDK1 inhibitors from Takeda that were discovered under a research collaboration agreement between Biogen Idec and Sunesis, as described below. PDK1 is a key kinase and mediator of PI3K/AKT signaling, a pathway involved in cell growth, differentiation, survival and migration. PDK1 inhibitors are expected to have unique effects on survival and invasion signaling and to be broadly active in both hematologic and solid tumor malignancies. We have taken a series of PDK1 inhibitors with confirmed antitumor activity in vitro and in vivo into preclinical development, and in 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have now taken one, SNS-229 into IND-enabling ADME and safety studies.

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

License, Collaboration and Royalty Agreements

Inlicense Agreement with Sumitomo

In October 2003, we entered into an agreement with Sumitomo to acquire exclusive worldwide development and marketing rights for vosaroxin. In January 2011, we made a $0.5 million milestone payment to Sumitomo as a result of the initiation of our VALOR trial in December 2010. In January 2016, we made an additional $0.5 million milestone payment to Sumitomo as a result of the filing of our MAA. In the future we may be required to make additional milestone payments of up to $7.0 million in aggregate to Sumitomo for (a) filing NDAs, in the U.S. and Japan, and (b) for receiving regulatory approvals in these regions and the EU, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment will become payable to Sumitomo.

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

Licensing and Collaboration Agreements with Biogen Idec and Takeda

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

In March 2011, as part of a series of agreements among Sunesis, Biogen Idec and Takeda, we entered into: (a) an amended and restated collaboration agreement with Biogen Idec, or the Biogen Idec 1st ARCA; (b) a license agreement with Millennium, or the Takeda Agreement; and (c) a termination and transition agreement among the Sunesis, Biogen Idec and Takeda, or the Termination and Transition Agreement.

The Termination and Transition Agreement provided for (a) the termination of Biogen Idec’s exclusive rights under the Biogen Idec OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein BTK; (b) the permitted assignment to Takeda of all related Sunesis collaboration assets and rights to Raf kinase and the human protein PDK1; and (c) the payment of $4.0 million to us from Takeda, which was recorded as revenue in March 2011.

Biogen Idec

The Biogen Idec 1st ARCA amended and restated the Biogen Idec OCA, to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, we no longer have research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Biogen Idec OCA (other than the licenses transferred to Takeda under the Takeda Agreement) remain in effect.

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

Takeda

Under the Takeda Agreement, we granted exclusive licenses to products against two oncology targets originally developed under the Biogen Idec OCA, Raf and PDK1, under substantially the same terms as under the Biogen Idec OCA.

In January 2014, we entered into an amended and restated license agreement with Takeda, or the Amended Takeda Agreement, to provide us with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with execution of the Amended Takeda Agreement, we paid an upfront fee and may in the future be required to make up to $9.2 million in pre-commercialization milestone payments depending on our development of PDK1 inhibitors and royalty payments depending on related product sales.

With respect to the Raf target product rights that were originally licensed to Takeda under the Takeda Agreement, we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. The agreement also provides us with future co-development and co-promotion rights. Takeda is currently conducting a Phase 1 clinical study of an oral investigative drug, TAK-580, which is licensed to them under the Amended Takeda Agreement.

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

Revenues

Over the past three years, we have generated revenue through the Royalty Agreement with RPI and the Biogen Idec 1st ARCA. In 2015, 2014 and 2013, we recognized $2.9 million, $5.7 million and $8.0 million of revenue, respectively, related to the Royalty Agreement with RPI.

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

U.S. Patent No. 5,817,669 B2 covering the vosaroxin composition-of-matter and its counterpart patents in 43 foreign jurisdictions have all expired. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of these or other patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

We have also been granted patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in the U.S.:

•	U.S. Patent No. 7,989,468 B2 claims methods of use of vosaroxin at clinically relevant dose ranges and schedules for the treatment of leukemia, with expiry in 2026;
•	U.S. Patent Nos. 7,829,577 B2 and 8,669,270 B2 claim certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025;
•	U.S. Patent No. 8,580,814 B2 claims certain methods of use of vosaroxin at clinically relevant dose ranges to treat acute myelogenous leukemia, with expiry in 2026;
•

U.S. Patent No. 8,822,493 B2 claims certain methods of use of vosaroxin at clinically relevant dose ranges together with therapeutically effective amounts of cytarabine to treat cancer, with expiry in 2024;

•	U.S. 8,124,773 B2 claims a hydrate of vosaroxin with expiry in 2028 and U.S. Patent No. 8,765,954 B2 claims certain compositions containing this hydrate of vosaroxin, with expiry in 2027;
•

U.S. Patent No. 8,497,282 B2 claims a method of making vosaroxin, with expiry in 2031 and U.S. Patent No. 8,802,719 B2 claims certain intermediates useful in the making of vosaroxin, with expiry in 2029;

•	U.S. Patent Nos. 8,586,601 B2 and 8,138,202 B2 claim certain compositions containing vosaroxin, with expiry in 2030; and
•	U.S. Patent No. 7,968,565 B2 claims a combination of vosaroxin and cytarabine, with expiry in 2026.

We have also been granted patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in Europe:

•

EPO Patent No. 1725233 B1, which has been validated in multiple EPO member states, claims certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025; and

•	EPO Patent No. 1729770 B1, which has been validated in multiple EPO member states, claims combinations of vosaroxin and certain anticancer agents, including cytarabine, with expiry in 2025.
•	EPO Patent No 2473507 B1, which has been validated in multiple EPO member states, claims a process for making certain compositions containing vosaroxin, with expiry in 2030.

•	EPO Patent No. 2049109 B1, which will be validated in multiple EPO member states, claims combinations of vosaroxin and cytarabine in clinically relevant doses to treat leukemias, with expiry in 2027.
•	EPO Patent No. 2295056 B1, which will be validated in multiple EPO member states, claims vosaroxin for use in clinically relevant doses for treatment of leukemia, with expiry in 2025.

In addition to the listed US and European patents, we have been granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world. Other patents have also been granted in the US and other countries claiming certain technology related to vosaroxin and other methods of use of vosaroxin.

As of December 31, 2015, we own, co-own or have rights to approximately 148 granted U.S. and foreign patents, and approximately 120 pending U.S. and foreign applications, pertaining to vosaroxin and compositions and uses thereof. When appropriate, we intend to seek patent term restoration, orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML.

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

Other Regulatory Requirements

Any drugs manufactured or distributed by us, Biogen Idec, Takeda, or our potential future licensees or collaboration partners, if any, pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.

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

In addition to regulations in the United States and, the European Union, we will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of our product candidates. Our ability to sell drugs will also depend on the availability of reimbursement from government and private insurance companies.

Research and Development Expenses

We incurred $23.7 million, $27.7 million and $28.9 million of research and development expenses in 2015, 2014 and 2013, respectively, primarily related to the development of vosaroxin. We expect to continue to incur significant development expenses related to the development of vosaroxin.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2015, our workforce consisted of 38 full-time equivalent employees, of which 21 are engaged in research and development and 17 are engaged in general and administrative, medical affairs and commercial planning functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

Available Information

Our website is located at www.sunesis.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission, or SEC, and any references to our websites are intended to be inactive textual references only. The following filings are available through our website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15 (d) of the Securities Act. These filings are also available for download free of charge on our investor relations website. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

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

We believe that with $46.4 million in cash and investments held as of December 31, 2015, we currently have the resources to fund our operations through the first quarter of 2017.

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

•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments; and
•	costs of supporting our arrangements with Biogen Idec, Takeda or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vosaroxin or other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe and the United States related to the vosaroxin, and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $36.7 million, $43.0 million and $34.6 million, respectively. As of December 31, 2015, we had an accumulated deficit of $559.4 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have two agreements, the Biogen Idec 2nd ARCA and the Amended Takeda Agreement, which each include certain pre-commercialization event-based and royalty payments. We cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all.

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

We do not know whether any future clinical trials with vosaroxin or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	results of meetings with the EMA, FDA and/or other regulatory bodies;
•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical trials;
•	delays or failures in obtaining regulatory approval to commence a clinical trial;
•	delays or failures in obtaining sufficient clinical materials;
•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical trial at prospective sites; or
•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	delays or failures in reaching the number of events pre-specified in the trial design;
•	the need to expand the clinical trial;
•	delays or failures in obtaining sufficient clinical materials, including vosaroxin and any drugs to be tested in combination with vosaroxin;
•	unforeseen safety issues;
•	lack of efficacy during clinical trials;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.

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

We currently rely on single contract manufacturers for the production of vosaroxin API and a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. If our third-party vosaroxin API or FDP manufacturers are unable or unwilling to produce the vosaroxin API or FDP we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce vosaroxin API or FDP. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA, EMA or other corresponding state agencies must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our vosaroxin API and FDP needs for the foreseeable future.

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

The results of preclinical studies and clinical trials may not satisfy the requirements of the EMA, FDA or other regulatory agencies.

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

The initial composition-of-matter patents covering vosaroxin expired in 2015. While we continue to seek additional patent protection for vosaroxin and methods of its manufacture and use, even if vosaroxin is approved by the EMA, FDA or their equivalents in other territories, we may not be able to recover our development costs prior to the expiration of any patents that are granted.

The vosaroxin composition-of-matter is covered by U.S. Patent No. 5,817,669 and its counterpart patents in 43 foreign jurisdictions. This U.S. patent has expired in October 2015, while most of its foreign counterparts have expired in June 2015.

We have also been granted patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in the U.S.:

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

We have also been granted patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in Europe:

•

EPO Patent No. 1725233 B1, which has been validated in multiple EPO member states, claims certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025; and

•	EPO Patent No. 1729770 B1, which has been validated in multiple EPO member states, claims combinations of vosaroxin and certain anticancer agents, including cytarabine, with expiry in 2025.
•	EPO Patent No 2473507 B1, which has been validated in multiple EPO member states, claims a process for making certain compositions containing vosaroxin, with expiry in 2030.
•	EPO Patent No. 2049109 B1, which will be validated in multiple EPO member states, claims combinations of vosaroxin and cytarabine in clinically relevant doses to treat leukemias, with expiry in 2027.
•	EPO Patent No. 2295056 B1, which will be validated in multiple EPO member states, claims vosaroxin for use in clinically relevant doses for treatment of leukemia, with expiry in 2025.

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

We currently have no sales or distribution capabilities and a limited marketing staff. If we receive favorable feedback from our regulatory discussion with the EMA or FDA and are able to pursue and obtain marketing approval for vosaroxin in Europe or the U.S., we will plan to establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize vosaroxin in these territories, which will be expensive and time consuming. Any failure or delay in the development of our internal or subcontracted sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems in certain territories as part of the commercialization of vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin or our future product candidates, if any, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

If a conflict of interest arises between us and one or more of our current or potential future licensees or collaboration partners, if any, they may act in their own self-interest or otherwise in a way that is not in the interest of our company or our stockholders. Biogen Idec, Takeda, or potential future licensees or collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of a license or collaboration with our company. In current or potential future licenses or collaborations, if any, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our licenses or collaborations. Our licensees or collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these licenses or collaborations. Competing products, either developed by our licensees or collaboration partners or to which our licensees or collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the license or collaboration agreement.

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

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the Europe, United States or other territories. If we are not able to maintain regulatory compliance, we might not be permitted to market vosaroxin or our future products and we may not achieve or sustain profitability.

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

In 2015, our common stock traded as low as $0.74 and as high as $3.72. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	delays in filing regulatory documents with the EMA, FDA or other regulatory agencies, or delays in the review process by the EMA, FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;
•	delays in the commercialization of vosaroxin or our future products, if any;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning our intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	failure to maintain compliance with the covenants in the Loan Agreement;
•	introduction of new products by our competitors;
•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;
•	market acceptance of vosaroxin or our future products, if any;
•	announcements relating to our arrangements with Biogen Idec, Takeda or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of analysts;
•	third-party healthcare reimbursement policies;
•	EMA, FDA or other European, U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of vosaroxin or future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel.

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

Our corporate headquarters is currently located at 395 Oyster Point Boulevard in South San Francisco, California. In January 2014, a lease for 15,378 square feet of office space at this location was entered into. In June 2014, the lease was amended to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. The current term of our lease expires in June 30, 2016.We believe these facilities are adequate for our needs in 2016.

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

Year-Ended December 31, 2014	High	Low
First Quarter	$7.49	$3.84
Second Quarter	$7.24	$4.53
Third Quarter	$8.46	$5.46
Fourth Quarter	$7.15	$1.00

Year-Ended December 31, 2015	High	Low
First Quarter	$2.94	$1.90
Second Quarter	$3.14	$2.01
Third Quarter	$3.72	$0.74
Fourth Quarter	$1.10	$0.78

As of February 26, 2016, there were approximately 137 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On February 26, 2016, the last sale price reported on The NASDAQ Stock Market for our common stock was $0.75 per share.

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

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission during the year ended December 31, 2015, there were no unregistered sales of equity securities by us during the year ended December 31, 2015

Stock Performance Graph

The following stock performance graph compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2010 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sunesis Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*	$100 invested on December 31, 2010 in stock or index, including reinvestment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
Consolidated Statements of Operations:	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Revenue:
License and other revenue	3,061	5,734	7,956	3,754	5,000
Total revenues	3,061	5,734	7,956	3,754	5,000
Operating expenses:
Research and development	23,701	27,665	28,891	29,185	22,563
General and administrative	18,662	23,112	10,838	9,175	8,303
Total operating expenses	42,363	50,777	39,729	38,360	30,866
Loss from operations	(39,302)	(45,043)	(31,773)	(34,606)	(25,866)
Interest expense	(939)	(1,719)	(2,917)	(1,855)	(259)
Other income (expense), net(1)	3,565	3,760	92	(7,490)	5,984
Net loss	$(36,676)	$(43,002)	$(34,598)	$(43,951)	$(20,141)
Basic and diluted loss per common share:
Net loss:
Basic	$(36,676)	$(43,002)	$(34,598)	$(43,951)	$(20,141)
Diluted	$(36,676)	$(46,894)	$(34,598)	$(43,951)	$(20,141)
Shares used in computing net loss per common share:
Basic	72,933	60,057	52,249	48,146	46,412
Diluted	72,933	61,510	52,249	48,146	46,412
Net loss per common share:
Basic	$(0.50)	$(0.72)	$(0.66)	$(0.91)	$(0.43)
Diluted	$(0.50)	$(0.76)	$(0.66)	$(0.91)	$(0.43)

(1)

During 2015, 2014, 2013, 2012 and 2011, we recorded net non-cash credits (charges) of $3.5 million, $3.9 million, $0.1 million, $(7.5) million and $5.9 million, respectively, related to the revaluation of the liability for warrants issued in connection with the underwritten public offering of our common stock in October 2010 (see Note 10 of the accompanying consolidated financial statements).

	As of December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
	(In thousands)
Cash, cash equivalents and marketable securities	$46,430	$42,981	$39,293	$71,227	$44,115
Working capital	27,989	16,323	6,520	41,191	37,282
Total assets	47,002	44,246	40,525	73,017	45,869
Non-current portion of deferred revenue	610	2,563	3,712	11,668	—
Current portion of notes payable	7,834	9,257	9,018	6,610	—
Non-current portion of notes payable	—	—	9,025	17,651	9,453
Convertible preferred stock	16,459	—	—	—	—
Common stock and additional paid-in capital	570,318	536,506	473,514	457,016	429,147
Accumulated deficit	(559,373)	(522,697)	(479,695)	(445,097)	(401,146)
Total stockholders’ equity (deficit)	27,393	13,802	(6,184)	11,957	28,020

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2015 and results of operations for the year ended December 31, 2015 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including receiving approval of vosaroxin from the European Medicines Agency, our regulatory and clinical strategies for gaining marketing approval in the United States, our marketing plans and commercialization strategies for vosaroxin, if approved, and the commercial potential of vosaroxin, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, in November 2014, we submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In July 2015, we met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

In the second half of 2013, we announced the initiation of three Phase 1/2 investigator-sponsored trials of vosaroxin, either as a standalone therapy or in combination with approved compounds, in various indications of AML and high-risk myelodysplastic syndrome, or MDS. The trials are being conducted at the University of Texas MD Anderson Cancer Center, or MDACC, Weill Cornell Medical College and New York-Presbyterian Hospital, and the Washington University School of Medicine, or Washington University.

In December 2015, preliminary results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS and the ongoing Phase 1b/2 Washington University-sponsored trial of vosaroxin in combination with azacitidine in patients with intermediate- or high-risk myelodysplastic syndrome, or MDS, were presented at the ASH Annual Meeting.

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

The second agreement, with Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229 into IND-enabling absorption, distribution, metabolism and excretion, or ADME, and safety studies.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen Idec and Sunesis. in 2011, the PDK1 program was purchased by and exclusively licensed to Takeda along with the more advanced program, TAK-580, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Takeda Phase 1, multicenter dose escalation study. We currently expect SNS-062 and SNS-229 will be developed exclusively by Sunesis for the foreseeable future.

Recent Financial History

Equity Financing Agreements

In December 2015, we completed underwritten offerings of (i) 10,996,191 shares of our common stock, that included the exercise of the underwriter's over-allotment option of 1,434,286 shares, at a price of $0.84 per share, and (ii) 20,200 shares of our non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

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

During 2015, we sold an aggregate of 6,959,078 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.67 per share for gross proceeds of $18.6 million and net proceeds of $18.1 million, after deducting Cantor’s commission. As of February 29, 2016, $18.2 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

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

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $46.4 million and an accumulated deficit of $559.4 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Accounting for Equity Financing

In October 2010, we completed an underwritten offering, or the 2010 Offering, in which we sold our common stock and warrants to purchase our common stock for aggregate gross proceeds of $15.5 million. Due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements, the warrants are being accounted for as a derivative liability as opposed to permanent equity. Outstanding warrants under this arrangement are revalued to their fair value at each period end, with the change in fair value recorded to other income (expense), net in the statements of operations and comprehensive (loss) income. The Black-Scholes model was selected as the most appropriate method to estimate both the initial and subsequent fair values of the warrants. The determination of initial and subsequent fair values was affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Changes in these input variables have affected the income or expense recorded each period for the revaluation of outstanding warrants. As a result, fluctuations in our stock price or other input variables have significantly affected our financial results.

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

Overview of Operating Expenses

Research and development expense. Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•	in the preparation and execution of clinical trials, including those for vosaroxin;
•	in the discovery and development of novel small molecule therapeutics;
•	in the development and use of in-house research, preclinical study and development capabilities;
•	in connection with in-licensing activities; and
•	in the conduct of activities related to strategic collaborations.

The table below sets forth our research and development expense by program for each period presented:

	Year ended December 31,
	2015	2014	2013
		(in thousands)
Vosaroxin	20,204	23,999	28,891
SNS-062	1,211	2,667	—
SNS-229 & SNS-510	2,286	1,000	—

Total	$23,701	$27,666	$28,891

We are currently focused on the development of vosaroxin for the treatment of AML. Based on results of translational research, our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following the  approval of either an MAA filing with the EMA or a New Drug Application, or NDA, filing with the FDA, research and development costs may increase in the future. As of December 31, 2015, we had incurred $202.9 million of expenses in the development of vosaroxin since it was licensed from Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, in October 2003. We may continue to incur significant expenses related to the development of vosaroxin in future years. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the vosaroxin development program in the future.

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

As of December 31, 2015 we incurred a total of $6.7 million of development expenses associated with advancing the SNS-062 and SNS-229 and SNS-510 programs, and anticipate significantly increased expenditures on these programs in 2016 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Takeda Phase 1, multicenter dose escalation study. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; professional service costs, including fees paid to outside legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization in either Europe or the United States following our regulatory approval with the EMA and FDA, we anticipate general and administrative expenses to increase in the future, including additional costs related to selling and marketing.

Results of Operations

Years Ended December 31, 2015 and 2014

Revenue. Total revenue was $3.1 million in 2015 as compared to $5.7 million in 2014, primarily due to deferred revenue recognized related to the Royalty Agreement with RPI in each period. We expect deferred revenue recognized under this arrangement to be lower in 2016 than in 2015 due to the change in the end date of the estimated performance period through which the balance of deferred revenue will be amortized from June 30, 2015 to September 30, 2016.

Research and development expense. Research and development expense was $23.7 million in 2015 as compared to $27.7 million in 2014, primarily relating to the vosaroxin development program in each year. The decrease of $4.0 million in 2015 was primarily due to a decrease of $5.4 million in clinical trial expenses, partially offset by increases of $0.9 million in personnel costs (including an increase of $0.5 million in stock-based compensation expense), and $0.5 million in other outside services and consulting costs.

General and administrative expense. General and administrative expense was $18.7 million in 2015 as compared to $23.1 million in 2014. The decrease of $4.5 million in 2015 was primarily due to decreases of $2.3 million in professional services costs and $2.2 million in personnel costs due to reduction in headcount.

Interest expense. Interest expense was $0.9 million in 2015 as compared to $1.7 million in 2014. The decrease in 2015 was due to the reduced principal balance outstanding on notes payable to the Lenders under the Loan Agreement.

Other income, net. Net other income was $3.6 million in 2015 as compared to $3.8 million in 2014. The 2014 amount was primarily comprised of a net non-cash credit for the revaluation of warrants issued in the 2010 Offering.

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

Other income, net. Net other income was $3.8 million in 2014 as compared to $0.1 million in 2013. The 2014 amount was primarily comprised of a net non-cash credit for the revaluation of warrants issued in the 2010 Offering.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2015, we had net operating loss carry-forwards for federal and state income tax purposes of $389.3 million and $250.9 million, respectively. We also had federal and state research and development tax credit carry-forwards of $8.7 million and $7.7 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss will begin to expire in 2015. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, the receipt of funds from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $46.4 million as of December 31, 2015, as compared to $43.0 million as of December 31, 2014. The increase of $3.4 million was primarily due to net proceeds of $25.2 million from the underwritten offering and $18.1 million from sales of our common stock through the Sales Agreement with Cantor, both as described below, and $0.5 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $38.7 million of net cash used in operating activities and $1.6 million of principal payments against notes payable.

In December 2015, we completed underwritten offerings of (i) 10,996,191 shares of its common stock, that included the exercise of the underwriter's over-allotment option of 1,434,286 shares, at a price of $0.84 per share, and (ii) 20,200 shares of our non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

During 2015, we sold an aggregate of 6,959,078 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.67 per share for proceeds of $18.6 million and net proceeds of $18.1 million, after deducting Cantor’s commission. As of December 31, 2015, $18.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $38.7 million in 2015, as compared to $43.2 million in 2014 and $37.4 million in 2013. Net cash used in operating activities in 2015 resulted primarily from the net loss of $36.7 million and changes in operating assets and liabilities of $5.0 million (including $2.9 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $3.0 million (including expenses of $6.3 million for stock-based compensation and a $3.5 million credit for the revaluation of warrants issued in the 2010 Offering. Net cash used in operating activities was $43.2 million in 2014, as compared to $37.4 million in 2013. Net cash used in 2014 resulted primarily from the net loss of $43.0 million and changes in operating assets and liabilities of $2.9 million (including $5.7 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $2.7 million (including expenses of $6.2 million for stock-based compensation and a $3.9 million credit for the revaluation of warrants issued in the 2010 Offering).  Net cash used in 2013 resulted primarily from the net loss of $34.6 million and changes in operating assets and liabilities of $7.1 million (including $8.0 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $4.3 million (including expenses of $3.9 million for stock-based compensation).

Net cash used in investing activities was $0.3 million in 2015, as compared to $3.3 million and $32.2 million provided by investing activities in 2014 and 2013, respectively. Net cash used in 2015 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided in 2014 and 2013 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $42.2 million in 2015, as compared to $46.9 million in 2014 and $5.4 million in 2013. Net cash provided in 2015 resulted primarily from net proceeds of $25.2 million from the underwritten offering, $18.1 million from sales of our common stock through Cantor and $0.5 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $1.6 million of principal payments against notes payable. Net cash provided in 2014 resulted primarily from net proceeds of $40.0 million from the underwritten offering, $14.3 million from sales of our common stock through Cantor and $2.0 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $9.4 million of principal payments against notes payable. Net cash provided in 2013 resulted primarily from net proceeds of $12.0 million from sales of our common stock through Cantor and $0.6 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $7.2 million of principal payments against notes payable.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials;
•	the need for additional or expanded clinical trials;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;
•	the extent of our other development activities, including our in-license agreements;
•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the costs, if any, of supporting our arrangements with Biogen Idec and Takeda.

We believe that we currently have the resources to fund our operations through the first quarter of 2017. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin development program, potentially including any additional clinical trials or regulatory filings in Europe or United States, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations(1)	$8,316	$8,316	$—	$—	$—
Operating lease obligations(2)	$277	$277	$—	$—	$—

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

(2)

Operating lease obligations relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiration date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. In January 2015, the lease was amended to extend the expiration date to December 31, 2015, and in June 2015, the lease was further amended to extend the expiration date to June 30, 2016.

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

•

our December 2013 second amended and restated collaboration agreement with Biogen Idec and our January 2014 amended license agreement with Takeda, pursuant to which we are required to make milestone payments based on certain regulatory filings and approvals. The Company entered into an amended and restated license agreement with Takeda (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Takeda Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales, if any.

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

Interest Rate and Market Risk

As of December 31, 2015 and 2014, we had $46.4 million and $43.0 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31 of each year, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total Fair Value as of
	0-3	Over 3	December 31,
	months	months	2015
Available-for-sale securities	$28,264	$11,083	$39,347
Average interest rate	0.2%	0.5%

	Expected Maturity		Total Fair Value as of
	0-3	Over 3	December 31,
	months	months	2014
Available-for-sale securities	$17,260	$13,067	$30,327
Average interest rate	0.2%	0.3%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of December 31, 2015 and 2014, we held investments denominated in Euros with an aggregate fair value of $0.7 million and $0, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 11, 2016

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$26,886	$22,186
Marketable securities	19,544	20,795
Prepaids and other current assets	558	1,223
Total current assets	46,988	44,204
Property and equipment, net	14	42
Total assets	$47,002	$44,246
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,453	$3,177
Accrued clinical expense	1,954	3,112
Accrued compensation	1,606	2,287
Other accrued liabilities	2,711	3,087
Current portion of deferred revenue	2,441	3,418
Current portion of notes payable	7,834	9,257
Warrant liability	—	3,543
Total current liabilities	18,999	27,881
Non-current portion of deferred revenue	610	2,563
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31,2015 and 20,200 shares outstanding as of December 31, 2015	16,459	—
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2015; 86,518 and 66,102 shares issued and outstanding as of December 31, 2015 and 2014, respectively	9	7
Additional paid-in capital	570,309	536,499
Accumulated other comprehensive loss	(11)	(7)
Accumulated deficit	(559,373)	(522,697)
Total stockholders’ equity (deficit)	27,393	13,802
Total liabilities and stockholders’ equity (deficit)	$47,002	$44,246

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
License and other revenue	$3,061	$5,734	$7,956
Total revenues	3,061	5,734	7,956
Operating expenses:
Research and development	23,701	27,665	28,891
General and administrative	18,662	23,112	10,838
Total operating expenses	42,363	50,777	39,729
Loss from operations	(39,302)	(45,043)	(31,773)
Interest expense	(939)	(1,719)	(2,917)
Other income, net	3,565	3,760	92
Net loss	(36,676)	(43,002)	(34,598)
Unrealized loss on available-for-sale securities	(4)	(4)	(41)
Comprehensive loss	(36,680)	$(43,006)	$(34,639)
Basic and diluted loss per common share:
Net loss:
Basic	$(36,676)	$(43,002)	$(34,598)
Diluted	$(36,676)	$(46,894)	$(34,598)
Shares used in computing net loss per common share:
Basic	72,933	60,057	52,249
Diluted	72,933	61,510	52,249
Net loss per common share:
Basic	$(0.50)	$(0.72)	$(0.66)
Diluted	$(0.50)	$(0.76)	$(0.66)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

						Accumulated		Total
						Other		Stock
	Convertible				Additional	Comprehensive		holders’
	Preferred Stock		Common Stock		Paid-In	(Loss)	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2012			51,565	$5	$457,011	$38	$(445,097)	$11,957
Issuance of $12,357 of common stock through controlled equity offering facilities, net of issuance costs of $371	—	—	2,535	—	11,986	—	—	11,986
Issuance of common stock pursuant to warrant exercises	—	—	18	—	88	—	—	88
Issuance of common stock pursuant to stock option exercises	—	—	104	—	230	—	—	230
Issuance of common stock under employee stock purchase plans	—	—	97	—	309	—	—	309
Issuance of common stock to employees	—	—	25	—	—	—	—	—
Stock-based compensation expenses—employees	—	—	—	—	3,581	—	—	3,581
Stock-based compensation expenses—non- employees	—	—	—	—	304	—	—	304
Net loss	—	—	—	—	—	—	(34,598)	(34,598)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(41)	—	(41)
Balance as of December 31, 2013	—	—	54,344	5	473,509	(3)	(479,695)	(6,184)
Issuance of $43,013 of common stock and warrants in underwritten offering, net of issuance cost of $2,989	—	—	4,650	1	40,023	—	—	40,024
Issuance of $14,734 of common stock through controlled equity offering facilities, net of issuance costs of $442	—	—	5,114	1	14,291	—	—	14,292
Issuance of common stock pursuant to warrant exercises	—	—	1,323	—	949	—	—	949
Issuance of common stock pursuant to stock option exercises	—	—	566	—	1,226	—	—	1,226
Issuance of common stock under employee stock purchase plans	—	—	99	—	282	—	—	282
Issuance of common stock to employees	—	—	6	—	—	—	—	—
Stock-based compensation expenses—employees	—	—	—	—	5,882	—	—	5,882
Stock-based compensation expenses—non- employees	—	—	—	—	337	—	—	337
Net loss	—	—	—	—	—	—	(43,002)	(43,002)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Balance as of December 31, 2014	—	—	66,102	7	536,499	(7)	(522,697)	13,802
Issuance of $9,236 of common stock in underwritten offering, net of issuance costs of $527	—	—	10,996	1	8,708	—	—	8,709
Issuance of $18,564 of common stock through controlled equity offering facilities, net of issuance costs of $439	—	—	6,959	—	18,125	—	—	18,125
Issuance of common stock pursuant to warrant exercises	—	—	2,102	1	(1)	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	170	—	331	—	—	331
Issuance of common stock under employee stock purchase plans	—	—	130	—	202	—	—	202
Issuance of common stock to employees	—	—	59	—	—	—	—	—
Issuance of preferred stock	20,200	16,459	—	—	—	—	—	16,459
Issuance of warrants to purchase common stock	—	—	—	—	100	—	—	100
Stock-based compensation expenses—employees	—	—	—	—	6,149	—	—	6,149
Stock-based compensation expenses—non- employees	—	—	—	—	196	—	—	196
Net loss	—	—	—	—	—	—	(36,676)	(36,676)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Balance as of December 31, 2015	20,200	16,459	86,518	$9	$570,309	$(11)	$(559,373)	$27,393

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(36,676)	$(43,002)	$(34,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,345	6,219	3,885
Depreciation and amortization	27	29	20
Amortization of debt discount and debt issuance costs	135	367	621
(Decrease) increase in fair value of warrant liability	(3,543)	(3,892)	(96)
Foreign exchange gain on marketable securities	—	—	(142)
Gain on sale of property and equipment	—	—	—
Changes in operating assets and liabilities:
Prepaids and other assets	660	(43)	489
Accounts payable	(724)	2,224	875
Accrued clinical expense	(1,158)	(1,638)	(699)
Accrued compensation	(681)	568	254
Other accrued liabilities	(186)	1,674	(76)
Deferred revenue	(2,930)	(5,687)	(7,956)
Net cash used in operating activities	(38,731)	(43,181)	(37,423)
Cash flows from investing activities
Purchases of property and equipment	—	(48)	—
Proceeds from sale of property and equipment	—	—	—
Purchases of marketable securities	(35,683)	(42,463)	(26,894)
Proceeds from maturities of marketable securities	36,930	45,836	59,110
Net cash provided by (used in) investing activities	1,247	3,325	32,216
Cash flows from financing activities
Proceeds from notes payable, net	—	—	—
Principal payments on notes payable	(1,642)	(9,356)	(7,182)
Proceeds from issuance of convertible preferred stock offering, net	16,459	40,024	—
Proceeds from issuance of common stock and warrants	8,709	—	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	18,125	14,292	11,986
Proceeds from exercise of warrants, stock options and stock purchase rights	533	1,961	584
Net cash provided by financing activities	42,184	46,921	5,388
Net increase (decrease) in cash and cash equivalents	4,700	7,065	181
Cash and cash equivalents at beginning of period	22,186	15,121	14,940
Cash and cash equivalents at end of period	$26,886	$22,186	$15,121
Supplemental disclosure of cash flow information
Interest paid	$631	$1,221	$2,006
Supplemental disclosure of non-cash activities
Transfer of fair value of exercised warrants to additional paid-in capital	$100	$496	$43
Cashless exercise of warrants	$4,486	$9,337	$—

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

The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data in November 2014, we submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In July 2015, we met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2015, had cash, cash equivalents and marketable securities totaling $46.4 million and an accumulated deficit of $559.4 million.

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

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes, as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company early adopted this standard on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted upon adoption.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on our consolidated financial statements and related disclosures.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in other income, net in the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are also recorded to other income, net. The cost of securities sold is based on the specific-identification method.

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of December 31, 2015 and December 31, 2014, the Company held investments denominated in Euros with an aggregate fair value of $0.7 million and $0, respectively. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income, net in the statements of operations and comprehensive loss.

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

The fair value of the Company’s liability for warrants issued in connection with an underwritten offering completed in October 2010 (the “2010 Offering”) was determined using the Black-Scholes model, which requires inputs such as the expected term of the warrants, share price volatility, expected dividend yield and risk-free interest rate. As some of these inputs are unobservable, and require significant analysis and judgment to measure, these variables are classified as Level 3.

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of December 31, 2015 and December 31, 2013.

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

Accounting for Notes Payable

The accounting for certain fees and expenses related to the Loan Agreement (see Note 8) is as follows. The facility fee is being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. The fair value of the warrants issued in connection with the Loan Agreement have been recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The final payment is being accreted as interest expense over the term of the loans using the effective interest method. The legal fees are being accounted for as deferred debt issuance costs within assets on the Company’s balance sheet and are being amortized as other income, net over the term of the loans using the effective interest method.

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

Foreign Currency

Transactions that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates as of each balance sheet date, with gains or losses on foreign exchange recognized in other income, net in the statements of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and their basis for financial reporting. Deferred tax assets or liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to recognize interest charges and penalties in other income, net in the statements of operations and comprehensive loss.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss—basic	$(36,676)	$(43,002)	$(34,598)
Adjustment for change in fair value of warrant liability	—	(3,892)	—
Net loss—diluted	$(36,676)	$(46,894)	$(34,598)
Denominator:
Weighted-average common shares outstanding—basic	72,933	60,057	52,249
Dilutive effect of warrants	—	1,453	—
Weighted-average common shares outstanding—diluted	72,933	61,510	52,249
Net loss per common share:
Basic	$(0.50)	$(0.72)	$(0.66)
Diluted	$(0.50)	$(0.76)	$(0.66)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2015	2014	2013
Warrants to purchase shares of common stock	5,628	8,978	9,978
Convertible preferred stock	20,200	—	—
Options to purchase shares of common stock	12,919	10,584	7,611
Outstanding securities not included in calculations	38,747	19,562	17,589

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2015	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$17,200	$—	$—	$17,200
U.S. Treasurey securities	Level 1	$1,003			$1,003
U.S. certificates of deposit	Level 1	5,001	—	—	5,001
Debt securities of U.S. government agencies	Level 2	4,494			4,494
U.S. corporate debt obligations	Level 2	11,660	—	(11)	11,649
U.S. commercial paper	Level 2	—	—	—	—
Total available-for-sale securities		39,358	—	(11)	39,347
Less amounts classified as cash equivalents		(19,803)	—	—	(19,803)
Amounts classified as marketable securities		$19,555	$—	$(11)	$19,544

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2014	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$9,287	$—	$—	$9,287
U.S. certificates of deposit	Level 1	6,360	—	—	6,360
U.S. corporate debt obligations	Level 2	11,789	—	(7)	11,782
U.S. commercial paper	Level 2	2,898	—	—	2,898
Total available-for-sale securities		30,334	—	(7)	30,327
Less amounts classified as cash equivalents		(9,532)	—	—	(9,532)
Amounts classified as marketable securities		$20,802	$—	$(7)	$20,795

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2015, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

	Gross
	Unrealized	Estimated Fair
December 31, 2015	Losses	Value
U.S. corporate debt obligations	$11	$11,649
Total available-for-sale securities in an unrealized loss position	$11	$11,649

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale debt securities in the years ended December 31, 2015, 2014 and 2013.

Financial Liabilities

The following table summarizes the inputs, assumptions and estimated fair value of the Company’s financial liabilities measured on a recurring basis as of December 31, 2014, which were comprised solely of a liability for warrants issued in connection with an underwritten equity offering completed in 2010 (see Note 10):

	December 31,	December 31,
	2015	2014
Inputs and assumptions:
Fair market value of Company’s common stock	$0.00	$2.55
Exercise price	$—	$2.52
Expected term (years)	—	0.8
Expected volatility	0.0%	144.9%
Risk-free interest rate	0.0%	0.2%
Expected dividend yield	0.0%	0.0%
Fair value:
Estimated fair value per warrant share	$—	$1.21
Shares underlying outstanding warrants classified as liabilities (in thousands)	0,000	2,920
Total estimated fair value of outstanding warrants (in thousands)	$0,000	$3,543

The warrants were classified as a liability on the Company’s consolidated balance sheet as of December 31, 2014 due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income, net in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. During the year ended December 31, 2015, no warrants to purchase shares of common stock issued in connection with the 2010 Offering were exercised. In October 2015 all outstanding warrants related to the 2010 Offering expired unexercised.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement.

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant
Liability
Balance as of December 31, 2013	$7,931
Change in fair value of warrant liability	(3,892)
Exercise of warrants	(496)
Balance as of December 31, 2014	3,543
Change in fair value of warrant liability upon expiration of warrants	(3,543)
Balance as of December 31, 2015	—

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2015	2014
Accrued outside services	$2,011	$2,656
Accrued professional services	644	355
Other accruals	56	76
Total other accrued liabilities	$2,711	$3,087

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

In March 2011, as part of a series of agreements among the Company, Biogen Idec and Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, (“Takeda”), the Company entered into: (a) an amended and restated collaboration agreement with Biogen Idec (the “Biogen Idec 1st ARCA”); (b) a license agreement with Takeda (the “Takeda Agreement”); and (c) a termination and transition agreement among the Company, Biogen Idec and Takeda (the “Termination and Transition Agreement”).

The Termination and Transition Agreement provided for (a) the termination of Biogen Idec’s exclusive rights under the Biogen Idec OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein Bruton’s tyrosine kinase (“BTK”); (b) the permitted assignment to Takeda of all related Company collaboration assets and rights to Raf kinase and the human protein phosphoinositide-dependent kinase-1 (“PDK1”); and (c) the payment of $4.0 million upfront from Takeda to the Company, which was recorded as revenue in March 2011.

Biogen Idec

The Biogen Idec 1st ARCA amended and restated the Biogen Idec OCA, to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, the Company no longer has research obligations, but licenses granted to Biogen Idec with respect to the research collaboration under the Biogen Idec OCA (other than the licenses transferred to Takeda under the Takeda Agreement) remain in effect.

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

Takeda

Under the Takeda Agreement, the Company granted exclusive licenses to products against two oncology targets originally developed under the Biogen Idec OCA, Raf and PDK1, under substantially the same terms as under the Biogen Idec OCA.

In January 2014, the Company entered into an amended and restated license agreement with Takeda (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Takeda Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales, if any.

With respect to the Raf target product rights that were originally licensed to Takeda under the Takeda Agreement, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Takeda is currently conducting a Phase 1 clinical study of an oral investigative drug, TAK-580, which is licensed to them under the Amended Takeda Agreement.

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

The interest rates for the first and second tranche are 8.95% and 9.00% per annum, respectively. Payments under the Loan Agreement are monthly in arrears and were interest-only until February 1, 2013, followed by 32 equal monthly payments of principal and interest from March 1, 2013 to the scheduled maturity date of October 1, 2015. In addition, a final payment equal to $937,500 was due on October 1, 2015.

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

In connection with the Amendment, the Lenders were issued five-year warrants to purchase an aggregate of up to 61,467 shares of the Company’s common stock at a per share exercise price of $2.22. The fair value of these warrants was estimated to be $0.1 million using the Black-Scholes valuation model. The fair value of these warrants was recorded at issuance as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The balance of the debt discount, including the fair value of these warrants, is being amortized as interest expense over the remaining term of the Loan Agreement as amended, accounted for as a debt modification, sing the effective interest method.

The weighted average annual effective interest rate of the notes payable under the revised amortization schedule is 13.9%.

Aggregate future minimum payments due under the Loan Facility as of December 31, 2015 were as follows (in thousands):

Year ending December 31,	Total
2016	$7,154
Total minimum payments	7,154
Less amount representing interest	(334)
Notes payable, gross	6,820
Unamortized discount on notes payable	(55)
Accretion of final payment	1,069
Notes payable, balance	7,834
Less current portion of notes payable	(7,834)
Non-current portion of notes payable	$—

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2015 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiry date of April 30, 2015. In September 2014, the lease was amended to extend the expiration date to September 30, 2015, and to add 6,105 square feet of additional office space within the same building. In January 2015, the lease was amended to extend the expiration date to December 31, 2015, and in June 2015, the lease was further amended to extend the expiration date to June 30, 2016.

As of December 31, 2015, aggregate non-cancelable future minimum rental payments under the operating lease totaled $277,000 all which are due in 2016.

Year Ending December 31,	Payments
2015	$277
Total rental payments	$277

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 20,200 shares and no shares of preferred stock outstanding as of December 31, 2015 and 2014, respectively These shares are non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840 per share. Each share of non-voting Series B Stock is convertible into 1000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Stock will receive a payment equal to$0.0001 per share of Series B Stock before any proceeds are distributed to the holders of Common Stock. Shares of Series B Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Stock will be required to amend the terms of the Series B Stock. Shares of the Series B Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all of the Company’s Common Stock;
•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to theSeries B Stock;
•	on parity with any class or series of the Company’s capital stock hereafter created specifically ranking by its terms onparity with the Series B Stock;
•

junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series B Stock;in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

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

In December 2015, the Company completed underwritten offerings of (i) 10,996,191 shares of its common stock, that included the exercise of the underwriter's over-allotment option of 1,434,286 shares, at a price of $0.84 per share, and (ii) 20,200 shares of its non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 1,000 shares of Sunesis common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of Sunesis common stock then outstanding.

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

During the year ended December 31, 2015, the Company sold an aggregate of 6,959,078 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.67 per share for gross proceeds of $18.6 million and net proceeds of $18.1 million, after deducting Cantor’s commission. As of December 31, 2015, $18.2 million of common stock remained available to be sold under this facility.

2010 Offering

In October 2010, the Company completed an underwritten offering, pursuant to which the Company issued an aggregate of 7,357,610 shares of common stock and warrants to purchase 3,678,798 shares of common stock, for aggregate gross proceeds of $15.5 million (the “2010 Offering”). Net proceeds from the sale were $14.2 million, after deducting underwriting discounts and offering expenses. The warrants had an exercise price of $2.52 per share, and expired in October 2015.

The warrants have been classified as a liability on the Company’s balance sheet due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants was determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other incom, net in the statements of operations and comprehensive loss and the fair value of warrant exercises transferred to additional paid-in-capital. During the year ended December 31, 2015, no warrants to purchase  shares of common stock issued in connection with the 2010 Offering were exercised. In October 2015 all outstanding warrants related to the 2010 Offering expired unexercised.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2015 and 2014, in accordance with the above, the number of shares of common stock available for issuance under the 2011 Plan was increased by 2,644,076 and 2,173,764 shares, respectively.

During the year ended December 31, 2015, options to purchase 3,290,875 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2015, there were 752,329 shares available for future grants under the 2011 Plan.

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

The Company initially reserved a total of 500,000 shares of common stock for issuance under the 2011 ESPP. The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2015 and 2014, in accordance with the above, the number of shares of common stock available for issuance under the 2011 ESPP was increased by 330,509 and 271,720 shares, respectively.

A total of 130,491 shares were issued under the 2011 ESPP during the year ended December 31, 2015. As of December 31, 2015, there were 631,690 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2015 were as follows (in thousands, except per share amounts):

		Exercise Price
Date Issued	Shares	Per Share	Expiration
March 2014	4,650	$12.00	March 2016
April 2009	611	$1.32	April 2016
October 2009	305	$1.32	October 2016
February 2015	62	$2.22	February 2020
Total warrants outstanding and exercisable	5,628

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2015 were as follows (in thousands):

	Shares
	Available		Total
	for Future	Outstanding	Shares
	Grant	Securities	Reserved
Warrants	—	5,628	5,628
Stock option plans	752	12,919	13,671
Employee stock purchase plan	632	—	632
Total reserved shares of common stock	1,384	18,547	19,931

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

	Year ended December 31,
	2015	2014	2013
Research and development	$2,857	$2,201	$1,598
General and administrative	3,292	3,681	1,983
Employee stock-based compensation expense	6,149	5,882	3,581
Non-employee stock-based compensation expense	196	337	304
Total stock-based compensation expense	$6,345	$6,219	$3,885

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

	Year Ended December 31,
	2015	2014	2013
Assumptions:
Expected term (years)	5.2	5.2	4.7
Expected volatility	99.9%	88.1%	90.0%
Risk-free interest rate	1.7%	1.7%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$1.03	$3.18	$3.63
Options granted to employees (in thousands)	3,186	3,676	1,785
Total estimated grant date fair value (in thousands)	$3,294	$11,704	$6,472

The estimated fair value of stock options that vested in the years ended December 31, 2015, 2014 and 2013, was $5.8 million, $2.6 million and $3.4 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock, as well as that for a mature peer group of companies in the same industry. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding as of December 31, 2014	10,584	$3.93
Options granted	3,291	$1.40
Options exercised	(170)	$1.95
Options forfeited or expired	(1,209)	$6.33
Outstanding as of December 31, 2015	12,496	$3.05	6.68	$6
Vested and expected to vest as of December 31, 2015	11,824	$3.05	6.56	$5
Exercisable as of December 31, 2015	7,385	$3.47	5.31	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2015.

The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $2.7 million and $0.3 million, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $8.0 million as of December 31, 2015, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.2 years.

Bonus Awards

On February 25, 2015, the Committee approved the cash bonuses to certain of our employees, including our named executive officers, pursuant to our 2014 Bonus Program. Under the 2014 Bonus Program, each participant was eligible to receive a cash bonus in an amount up to a specified target percentage of such participant’s annual base salary for 2014 based on the level of achievement of certain corporate and individual objectives. The bonus payment amounts approved by the Committee were based on its determination of the degree to which such corporate and individual objectives were achieved. A portion of the bonuses awarded will consist of fully vested shares of our common stock granted under our 2011 Equity Incentive Plan, or the 2011 Plan. The stock portion of the bonus awards were granted effective as of February 27, 2015 and the cash portion of the bonus awards will be paid on March 13, 2015. The number of shares of our common stock awarded to Messrs. Swisher and Bjerkholt and Dr. Craig under the 2011 Plan were determined based on the closing price of our common stock as quoted on the NASDAQ Capital Market on February 27, 2015, rounded down to the nearest whole share.

Performance Awards

On February 25, 2015, the Compensation Committee of the Board approved equity awards in the form of restricted stock units (“RSUs”) for the Company’s employees (“participant”) under the Company’s 2011 Stock Incentive Plan (the “Plan”).  The RSUs have an exercise price of $0 and vesting is subject to the achievement of the earlier of one of two milestones: Acceptance of NDA (U.S.) or Approval of MAA (EU) and the participant being an employee at time of milestone achievement.  New employees may join the program on a full or pro rata basis at the discretion of the CEO who will provide notice to the Compensation Committee Chair.

The following table summarizes the Company's RSU activity for the year ended December 31, 2015 (in thousands, except per share amounts):

Number
of
Performance based restricted stock units	Shares
Outstanding as of December 31, 2014	—
Stocks granted	509,125
Stocks exercised	(000)
Stocks forfeited or expired	(85,500)
Outstanding as of December 31, 2015	423,625

Under the 2014 Bonus Program, each participant was eligible to receive a cash bonus in an amount up to a specified target percentage of such participant’s annual base salary for 2014 based on the level of achievement of certain corporate and individual objectives. The bonus payment amounts approved by the Committee were based on its determination of the degree to which such corporate and individual objectives were achieved.

A portion of the bonuses awarded to Messrs. Swisher and Bjerkholt and Dr. Craig will consist of fully vested shares of our common stock granted under our 2011 Equity Incentive Plan, or the 2011 Plan.

12. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. operations	$(23,705)	$(32,696)	$(29,963)
Foreign operations	(12,971)	(10,306)	(4,635)
Loss before provision for income taxes	$(36,676)	$(43,002)	$(34,598)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax at statutory rate	$(12,470)	$(14,620)	$(11,763)
Current year net operating losses and temporary differences for which no tax benefit is recognized	9,596	14,104	12,457
Foreign tax rate differential	4,410	3,504	1,499
Deferred revenue	(996)	(1,934)	(2,706)
Change in fair value of warrant liability	(1,204)	(1,313)	(16)
Other permanent differences	664	259	529
Provision for income taxes	$0	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carry-forwards	$147,408	$138,066
Federal and state research credit carry-forwards	12,557	12,964
Capitalized research costs	5,119	5,199
Deferred revenue	1,221	2,394
Stock-based compensation	5,275	4,358
Property and equipment	127	129
Accrued liabilities	133	481
Gross deferred tax assets	171,840	163,591
Valuation allowance	(171,840)	(163,591)
Net deferred tax assets	$—	$—

The Company’s unrecognized tax benefits relate to research and development tax credits claimed on the Company’s tax returns. The research and development tax credits have not been utilized, are fully offset by a valuation allowance, and currently have no tax expense impact.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is follows (in thousands):

December 31,
2015
Unrecognized tax benefits at beginning of period	$—
Increases related to prior year tax positions	1,285
Increases related to current year tax positions	96
Unrecognized tax benefits at the end of period	$1,381

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $8.4 million, $14.6 million and $12.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had federal net operating loss carry-forwards of $389.3 million and federal research and development tax credit carry-forwards of $8.7 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2015, the Company had state net operating loss carry-forwards of $250.9 million, which began to expire in 2015, and state research and development tax credit carry-forwards of $7.7 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2015, the Company had unrecognized tax benefits of $1.4 million. The Company did not have any unrecognized tax positions as of December 31, 2014.

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

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2015.

14. Subsequent Events

None.

15. Selected Quarterly Financial Data (unaudited, and in thousands, except per share amounts)

The following table sets forth the Company’s unaudited consolidated financial results for the last eight fiscal quarters.

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Revenue	$854	$854	$683	$670	$1,995	$1,989	$854	$896
Net loss:
Basic	$(9,128)	$(8,949)	$(7,021)	$(11,578)	$(14,573)	$(11,781)	$(15,325)	$(1,323)
Diluted	$(9,128)	$(10,816)	$(7,021)	$(11,578)	$(14,573)	$(12,114)	$(15,325)	$(1,323)
Shares used in computing net loss per common share:
Basic	67,641	72,513	74,776	76,683	56,313	60,246	60,549	63,041
Diluted	67,641	72,525	74,776	76,683	56,313	61,895	60,549	63,041
Net loss per common share (1):
Basic	$(0.13)	$(0.12)	$(0.09)	$(0.15)	$(0.26)	$(0.20)	$(0.25)	$(0.02)
Diluted	$(0.13)	$(0.15)	$(0.09)	$(0.15)	$(0.26)	$(0.20)	$(0.25)	$(0.02)
(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarter per-share calculations will not necessarily equal the annual per share calculation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2015, our internal control over financial reporting was effective at the reasonable assurance level.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited Sunesis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sunesis Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunesis Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2015 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 of Sunesis Pharmaceuticals, Inc. and our report dated March 12, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 11, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2015, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2015:

	(A)		(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	12,495,680	(2)	$3.05	1,384,019	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	12,495,680		$3.05	1,384,019

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.
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

(3)

Includes (i) 752,329 shares of common stock available for issuance under our 2011 Plan and (ii) 631,690 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2016.

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

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D.	Chairman of the Board	March 11, 2016
James W. Young, Ph.D.

/S/ DANIEL N. SWISHER, JR	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2016
Daniel N. Swisher, Jr.

/S/ ERIC H. BJERKHOLT	Executive Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
Eric H. Bjerkholt

/S/ STEVE CARCHEDI	Director	March 11, 2016
Steve Carchedi

/S/ MATTHEW K. FUST	Director	March 11, 2016
Matthew K. Fust

/S/ STEVEN B. KETCHUM, PH.D	Director	March 11, 2016
Steven B. Ketchum, Ph. D.

/S/ HELEN S. KIM	Director	March 11, 2016
Helen S. Kim

/S/ DAYTON MISFELDT	Director	March 11, 2016
Dayton Misfeldt

/S/ HOMER L. PEARCE, PH.D.	Director	March 11, 2016
Homer L. Pearce, Ph.D.

/S/ DAVID C. STUMP, M.D.	Director	March 11, 2016
David C. Stump, M.D.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.8	Certificate of Designation of Series B Convertible Preferred Stock	8-K	000-51531	3.1	12/16/2015

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Specimen Preferred Stock Certificate	8-K	000-51531	4.1	12/16/2015

10.1*	2001 Stock Plan and Form of Stock Option Agreement	S-1	333-121646	10.2	12/23/2004

10.2*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009

10.3*	Employee Stock Purchase Plan and Enrollment Form	10-Q	000-51531	10.4	11/9/2006

10.4*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004

10.5†	License Agreement, dated October 14, 2003, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005

10.6	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company II LLC	S-1/A	333-121646	10.40	9/1/2005

10.7	Warrant, dated August 25, 2005, issued to Horizon Technology Funding Company III LLC	S-1/A	333-121646	10.41	9/1/2005

10.8	Warrant, dated August 25, 2005, issued to Oxford Finance Corporation	S-1/A	333-121646	10.42	9/1/2005

10.9*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007

10.11*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Daniel N. Swisher, Jr.	10-K	000-51531	10.44	4/3/2009

10.12*	Second Amended and Restated Executive Severance Benefits Agreement, dated December 24, 2008, by and between Registrant and Eric H. Bjerkholt	10-K	000-51531	10.45	4/3/2009

10.13*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008

10.14*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008

10.15	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009

10.16	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010

10.17	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited	10-K	000-51531	10.54	3/29/2011

10.18	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011

10.19	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen Idec MA Inc.	10-Q/A	000-51531	10.4	6/30/2011

10.20	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011

10.21	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen Idec MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

10.22*	Sunesis Pharmaceuticals, Inc. 2011 Equity Incentive Plan	S-8	333-174732	99.1	6/6/2011

10.23*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

10.24	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25	Loan and Security Agreement among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated as of October 18, 2011	8-K	000-51531	10.1	10/19/2011

10.26*	Executive Severance Benefits Agreement, dated January 31, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.56	3/14/2012

10.27*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012

10.28*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012

10.29†	Revenue Participation Agreement, dated March 29, 2012, by and between Sunesis Pharmaceuticals, Inc. and RPI Finance Trust	10-Q	000-51531	10.6	5/15/2012

10.30	First Amendment to Loan and Security Agreement Among the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated March 29, 2012	10-Q	000-51531	10.7	5/15/2012

10.31*	Amendment to Executive Severance Benefit Agreement, dated October 24, 2012, by and between the Registrant and Adam R. Craig	10-K	000-51531	10.61	3/13/2013

10.32	Amendment No. 1 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013	8-K	000-51531	10.1	4/10/2013

10.33	Termination and Registration Rights Agreement, dated June 7, 2013, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	6/11/2013

10.34	Non-Employee Director Compensation Information	10-Q	000-51531	10.3	8/2/2013

10.35	Second Amendment to Loan and Security Agreement, dated October 18, 2011, by and between the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated September 23, 2013	10-Q	000-51531	10.1	11/12/2013

10.36†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen Idec MA Inc.	10-K	000-51531	10.46	3/6/2014

10.37†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.47	3/6/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.38	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.45	3/6/2014

10.39*	Sunesis Pharmaceuticals, Inc. 2015 Bonus Program	8-K	000-51531	10.1	3/23/2015

10.40	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.1	8/05/2014

10.41	Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.44	3/12/2015

10.42	Third Amendment to Office Lease, dated September 1, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.5	11/5/2015

10.43	Third Amendment to Loan and Security Agreement, dated October 18, 2011, by and between the Registrant, Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation, dated February 27, 2015	8-K	000-51531	10.1	3/2/2015

10.44	Amendment No. 2 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated March 12, 2015	8-K	000-51531	10.1	3/12/2015

10.45	Separation and Consulting Agreement, dated October 7, 2015, by and between the Registrant and Adam Craig					X

21.1	Subsidiaries of the Registrant	10-Q	000-51531	21.1	8/02/2013

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney					(included on Signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
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