Form 10-Q
period 2016-03-31
SUNESIS PHARMACEUTICALS INC
filed 2016-05-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 86,934,956 shares of common stock, $0.0001 par value per share, outstanding as of April 30, 2016.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,858	$26,886
Marketable securities	16,158	19,544
Prepaids and other current assets	701	558
Total current assets	40,717	46,988
Property and equipment, net	11	14
Total assets	$40,728	$47,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,581	$2,453
Accrued clinical expense	2,185	1,954
Accrued compensation	929	1,606
Other accrued liabilities	1,639	2,711
Current portion of deferred revenue	2,441	2,441
Current portion of notes payable	—	7,834
Total current liabilities	9,775	18,999
Non-current portion of deferred revenue	—	610
Non-current portion of notes payable	11,685	—
Commitments
Stockholders’ equity:
Convertible Preferred stock	16,459	16,459
Common stock	9	9
Additional paid-in capital	572,257	570,309
Accumulated other comprehensive income (loss)	2	(11)
Accumulated deficit	(569,459)	(559,373)
Total stockholders’ equity	19,268	27,393
Total liabilities and stockholders’ equity	$40,728	$47,002

(1)

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Revenue:
License and other revenue	$640	$854
Total revenues	640	854
Operating expenses:
Research and development	6,209	4,512
General and administrative	4,295	5,111
Total operating expenses	10,504	9,623
Loss from operations	(9,864)	(8,769)
Interest expense	(298)	(239)
Other income (expense), net	76	(120)
Net loss	(10,086)	(9,128)
Unrealized gain on available-for-sale securities	13	2
Comprehensive loss	$(10,073)	$(9,126)
Basic and diluted loss per common share:
Net loss	$(10,086)	$(9,128)
Shares used in computing basic and diluted loss per common share	86,660	67,641
Basic and diluted loss per common share	$(0.12)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(10,086)	$(9,128)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,453	1,964
Depreciation and amortization	3	11
Amortization of debt discount and debt issuance costs	122	44
Write-off debt discount upon note repayment	27
Change in fair value of warrant liability	—	89
Changes in operating assets and liabilities:
Prepaids and other assets	(143)	(259)
Accounts payable	128	(1,056)
Accrued clinical expense	231	(887)
Accrued compensation	(677)	(1,258)
Other accrued liabilities	(1,163)	(268)
Deferred revenue	(610)	(853)
Net cash used in operating activities	(10,715)	(11,601)
Cash flows from investing activities
Purchases of marketable securities	(43,514)	(7,942)
Proceeds from maturities of marketable securities	46,913	7,730
Net cash provided by (used in) investing activities	3,399	(212)
Cash flows from financing activities
Proceeds from notes payable	12,500	—
Principal payments on notes payable	(830)	(1,642)
Payoff notes payable and final payment	(7,153)	—
Payment of financing fees and debt issuance costs	(229)
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	10,011
Proceeds from exercise of warrants, stock options and stock purchase rights	—	42
Net cash provided by financing activities	4,288	8,411
Net decrease in cash and cash equivalents	(3,028)	(3,402)
Cash and cash equivalents at beginning of period	26,886	22,186
Cash and cash equivalents at end of period	$23,858	$18,784
Supplemental disclosure of non-cash activities
Fair value of warrants issued in connection with notes payable	$537	$100

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Our most advanced program is QINPREZOTM (vosaroxin), our product candidate for the potential treatment of acute myeloid leukemia, or AML. In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, the Company submitted a letter of intent to the European Medicines Agency, or EMA, in November 2014 describing its intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, the Company met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, the Company filed an MAA with the EMA at the end of 2015. In July 2015, the Company met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that the Company provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, the Company is evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization, or CTA, application with the EMA in the first quarter of 2016 and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers.

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

In addition, we are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda recently initiated a multi-arm, open-label Phase 1B study in combination with MLN0128, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; or paclitaxel, in adult patients with advanced non-hematologic malignancies.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2016, had cash, cash equivalents and marketable securities totaling $40.0 million and an accumulated deficit of $569.5 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2015 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the first three months of fiscal 2016, the Company adopted Accounting Standards Update (ASU) 2016-06 “Derivatives and Hedging (Topic 815):  Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)”on a modified retrospective basis.  Pursuant to ASU 2016-06, a four-step decision sequence is required to assess whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The economic characteristics and risks of embedded derivatives that are not clearly and closed related to their debt hosts is a criteria pursuant to Topic 815 that requires embedded derivatives be separated from the host contract and accounted for separately as derivatives.  There have been no adjustments to existing debt instruments as of the beginning of fiscal 2016 and no significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of ASU 2016-06.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the potential effect of the new standard on its consolidated financial statements. .

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based payment Accounting. ASU 2016-09 principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation related transactions. This guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

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

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes thereto. Actual results could differ materially from these estimates. Estimates, assumptions and judgments made by management include those related to the valuation of equity and related instruments, debt instruments, revenue recognition, stock-based compensation and clinical trial accounting.

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of March 31, 2016 and December 31, 2015, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.8 million and $0.7 million, respectively. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

Fair Value Measurements

The Company measures cash equivalents, marketable securities and warrant liabilities at fair value on a recurring basis and warrants issued in connection with debt on a non-recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

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

The fair value of the warrants issued in connection with a loan security agreement (see Note 7) is determined using the Black-Scholes model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. As some of these inputs are unobservable, and require significant analysis and judgment to measure, these variables are classified as Level 3.

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of March 31, 2016 and December 31, 2015.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2016	2015
Warrants to purchase shares of common stock	2,226	11,898
Convertible preferred stock	20,200	—
Options to purchase shares of common stock	12,205	10,649
Restricted stock units	395	—
Outstanding securities not included in calculations	35,026	22,547

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$8,309	$—	$—	$8,309
U.S. Treasury securities	Level 1	1,016	$—	$—	$1,016
U.S. certificates of deposit	Level 1	7,298	$—	$—	$7,298
Debt securities of U.S. government agencies	Level 2	2,998	$1	$—	$2,999
U.S. corporate debt obligations	Level 2	9,810	$2	$—	$9,812
Total available-for-sale securities		29,431	3	—	29,434
Less amounts classified as cash equivalents		(13,276)	—	—	(13,276)
Amounts classified as marketable securities		$16,155	$3	$—	$16,158

December 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$17,200	$—	$—	$17,200
U.S. Treasury securities	Level 1	1,003			$1,003
U.S. certificates of deposit	Level 1	5,001	—	—	$5,001
Debt securities of U.S. government agencies	Level 2	4,494			$4,494
U.S. corporate debt obligations	Level 2	11,660	—	(11)	$11,649
Total available-for-sale securities		39,358	—	(11)	39,347
Less amounts classified as cash equivalents		(19,803)	—	—	(19,803)
Amounts classified as marketable securities		$19,555	$—	$(11)	$19,544

There were no available-for-sale securities that were in an unrealized loss position, having been in such a position for less than 12 months, and deemed to be other-than-temporarily impaired as of March 31, 2016. As of March 31, 2016 the Company had U.S. corporate debt obligation with an estimated fair value of $9.8 million and does not intend to sell these securities before maturity..

There were no sales of available-for-sale securities during either the three months ended March 31, 2016 or 2015.

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

6. License Agreements

Biogen

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen Idec MA, Inc. (the “Biogen 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize SNS-062, a BTK inhibitor synthesized under the first amended and restated collaboration agreement with Biogen (the “Biogen 1st ARCA”), solely for oncology indications. The Company may be required to make a $2.5 million milestone payment depending on its development of SNS-062 and royalty payments depending on related product sales of SNS-062. All other of Sunesis’ rights and obligations contained in the Biogen 1st ARCA remain unchanged, except that potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen for potential future sales of SNS-062.

Takeda

In March 2011, Takeda Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) purchased and exclusively licensed Biogen ’s rights to a PDK1 inhibitor program and a pan-Raf inhibitor program which were both originally developed through a collaboration agreement between Sunesis and Biogen. In January 2014, the Company entered into an amended and restated license agreement with Takeda (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Takeda Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales, if any.

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Takeda is currently conducting Phase 1 clinical studies of an oral investigative drug, TAK-580 (formerly MLN2480).

7. Notes Payable

On March 31, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016, for working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees, and incurred legal fees of $49,000 in connection with closing the loan.

The Company will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. Payments under the Loan Agreement are monthly in arrears and interest-only for the first 12-months. Thereafter and until the scheduled maturity date of April 1, 2020, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal divided by 36 months, unless the interest only period is extended by a further six months, in which case the amortization period will be 30 months. A final payment equal to 3.75% of the original principal amount borrowed will be due upon maturity or such earlier date specified in the Loan Agreement. If the Company repays all amounts owed under the Loan Agreement prior to the maturity date, the Company will pay a prepayment fee equal to 2.0% of the amount prepaid if the prepayment occurs on or prior to March 31, 2017, 1.0% of the amount prepaid if the prepayment occurs after March 31, 2017 but on or prior to March 31, 2018 and 0.5% of the amount prepaid if the prepayment occurs thereafter.

The facility fee and legal fees related to the debt are being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet and amortized as interest expense over the term of the loan using the effective interest method.  The final payment is being accreted as interest expense over the term of the loan using the effective interest method

In conjunction with the Loan Agreement, the Lenders were issued five-year warrants to purchase an aggregate of up to 1,248,012 shares of the Company’s common stock at a per share exercise price of $0.5409. The fair value of the warrants issued was estimated to be $0.5 million using a Black-Scholes valuation model with the following assumptions: common stock price at issuance of $0.54; exercise price of $0.5409; risk-free interest rate of 1.21% based upon observed risk-free interest rates; expected volatility of 111.96% based on the Company’s average historical volatility; expected term of five years, which is the contractual life of the warrants; and a dividend yield of 0%. The fair value was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the Loan Agreement, using the effective interest method.

Pursuant to the Loan Agreement, the Company is bound by a variety of affirmative covenants during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, notice requirements and obligations to maintain certain insurance. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Loan Agreement to be correct in all material respects when made.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement. Upon marketing approval of vosaroxin, the Collateral Agent, for the benefit of the Lenders, will also have a perfected security interest in the Company’s intellectual property rights relating to vosaroxin.

Aggregate future minimum payments due under the Loan Agreement as of March 31, 2016 were as follows (in thousands):

Year ending December 31,	Total
2016	$901
2017	4,593
2018	5,842
2019	5,393
2020	2,259
Total minimum payments	18,988
Less amount representing interest	(3,988)
Notes payable, gross	15,000
Proceeds received on April 1, 2016	(2,500)
Total notes payable as of March 31, 2016	12,500
Unamortized debt discount and issuance costs	(815)
Less current portion of notes payable	—
Non-current portion of notes payable	$11,685

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

During the three months ended March 31, 2016, no shares of common stock were sold under the Sales Agreement. As of March 31, 2016, $18.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Research and development	$550	$699
General and administrative	893	1,157
Employee stock-based compensation expense	1,443	1,856
Non-employee stock-based compensation expense	10	108
Total stock-based compensation expense	$1,453	$1,964

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2016 and results of operations for the three months ended March 31, 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016.

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

In December 2015, preliminary results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS and the ongoing Phase 1b/2 Washington University-sponsored trial of vosaroxin in combination with azacitidine in patients with intermediate- or high-risk MDS, were presented at the ASH Annual Meeting.

In March 2016, we announced that the first patients have been treated in the investigator-sponsored VITAL (Vosaroxin and Infusional Cytarabine for Frontline Treatment of Acute Myeloid Leukemia) Phase 2 study of vosaroxin in combination with cytarabine in patients with previously untreated acute myeloid leukemia (AML). The trial is being conducted at the Vanderbilt-Ingram Cancer Center at Vanderbilt University.

In January 2014, we announced the expansion of our oncology franchise through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. In March 2016, the first subjects were dosed in a Phase 1A, randomized, double-blind, placebo-controlled dose-ranging study to investigate the safety, pharmacokinetics (PK) and pharmacodynamics (PD) of our oral, next-generation, non-covalently binding BTK-inhibitor, SNS-062, in healthy subjects.  The Phase 1A study is being conducted in Belgium, pursuant to a Clinical Trial Application (CTA).   With a successful study outcome, SNS-062 is expected to proceed to a Phase 1B/2 study in patients with B-cell malignancies later this year.

The second agreement, with Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229 into IND-enabling absorption, distribution, metabolism and excretion, or ADME, and safety studies.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen and Sunesis. In 2011, Biogen exclusively licensed the PDK1 program to Takeda along with the more advanced program, TAK-580, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Takeda Phase 1, multicenter dose escalation study. We currently expect that SNS-062 and SNS-229 will be developed exclusively by Sunesis for the foreseeable future.

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

During the first quarter of 2016, no shares of common stock were sold under the Sales Agreement. As of March 31, 2016, $18.2 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

Loan Agreement

On March 31, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016, for working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees, and incurred legal fees of $49,000 in connection with closing the loan.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $40.0 million and an accumulated deficit of $569.5 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2016 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales until at least 2017, if at all. Over the past four years, we have generated revenue primarily through a Revenue Participation Agreement, or the Royalty Agreement, which was entered into in March 2012 with RPI Finance Trust, or RPI, an entity related to Royalty Pharma. In September 2012, we received a $25.0 million cash payment from RPI pursuant to the provisions of the Royalty Agreement. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is being amortized to revenue over the related performance period.

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

We anticipate continuing expenditures associated with advancing the SNS-062 and SNS-229 programs in 2016 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in Phase 1 clinical studies being conducted by Takeda. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; outside service costs, including fees paid to external legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs. If we proceed to commercialization in either Europe or the United States, we anticipate general and administrative expenses to increase in the future, including additional costs related to selling and marketing.

Results of Operations

Revenue

Total revenue was $0.6 million for the three months ended March 31, 2016 as compared to $0.9 million for the same period in 2015. The decrease of $0.3 million was primarily due to the increase in the estimated performance period through which the remaining balance of deferred revenue will be amortized.

Research and Development Expense

Research and development expense was $6.2 million for the three months ended March 31, 2016 as compared to $4.5 million for the same periods in 2015. The increase of $1.7 million between the comparable three month periods was primarily due to increase of $1.3 million in consulting and other outside services costs and $0.4 million in clinical trials and medical affairs expenses.

General and Administrative Expense

General and administrative expense was $4.3 million for the three months ended March 31, 2016 as compared to $5.1 million for the same periods in 2015. The decrease of $0.8 million between the comparable three month periods was primarily due to a $0.8 million decrease in personnel costs and professional services and commercial costs.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2016 as compared to $0.2 million for the same period in 2015. The increase of $0.1 million between the comparable three month periods was primarily due to the repayment of the loan interest.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $40.0 million as of March 31, 2016, as compared to $46.4 million as of December 31, 2015. The decrease of $6.4 million was primarily due to $10.7 million of net cash used in operating activities, $7.2 million of final payments against notes payable, $0.8 million of principal payments against notes payable, partially offset by $12.3 million net loan proceeds.

On March 31, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016. For working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees, and incurred legal fees of $49,000 in connection with closing the loan.

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

During the three months ended March 31, 2016, no shares of common stock were sold under the Sales Agreement. As of March 31, 2016, $18.2 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Cash Flows

Net cash used in operating activities was $10.7 million for the three months ended March 31, 2016, as compared to $11.6 million for the same period in 2015. Net cash used in the 2016 period resulted primarily from the net loss of $10.1 million and changes in operating assets and liabilities of $2.2 million, including the payment of a final fee of $1.2 million under the Oxford Loan Agreement, partially offset by net adjustments for non-cash items of $1.6 million. Net cash used for the same period in 2015 resulted primarily from the net loss of $9.1 million and changes in operating assets and liabilities of $4.6 million, partially offset by net adjustments for non-cash items of $2.1 million.

Net cash provided by investing activities was $3.4 million for the three months ended March 31, 2016, as compared to net cash used in investing activities of $0.2 million for the same period in 2015. Net cash provided during the three months ended March 31, 2016 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cashed used during the three months ended March 31, 2015 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2016, as compared to $8.4 million for the same period in 2015. Net cash provided in the 2016 period resulted primarily from net proceeds of $12.3 million from debt financing, offset by $8.0 million of principal and final payments against notes payable. Net cash provided for the same period in 2015 resulted primarily from net cash proceed of $10.0 million from sales of our common stock through the Sales Agreement with Cantor, partially offset by $1.6 million of principal payment against notes payable.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials;
•	the need for additional or expanded clinical trials;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;
•	the extent of our other development activities, including our in-license agreements;
•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the costs, if any, of supporting our arrangements with Biogen and Takeda.

We believe that we currently have the resources to fund our operations to the middle of 2017. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Debt obligations(1)	$18,988	$1,238	$11,487	$6,263
Operating lease obligations(2)	$139	$139	$—	$—

(1)

Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. A final payment equal to 3.75% of the original principal amount borrowed will be due upon maturity or such earlier date specified in the Loan Agreement. We may elect to prepay all amounts owed under the Loan Agreement prior to the maturity date therefore, subject to a prepayment fee equal to 2.0% of the amount prepaid if the prepayment occurs on or prior to March 31, 2017, 1.0% of the amount prepaid if the prepayment occurs after March 31, 2017 but on or prior to March 31, 2018 and 0.5% of the amount prepaid if the prepayment occurs thereafter. The total debt obligation includes repayment of $2.5 million of loan proceeds received on April 1, 2016.

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

•

our December 2013 second amended and restated collaboration agreement with Biogen and our January 2014 amended license agreement with Takeda, pursuant to which we are required to make certain milestone and royalty payments.

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

Interest Rate and Market Risk

As of March 31, 2016 and December 31, 2015, we had $40.0 million and $46.4 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

We are subject to interest rate fluctuation exposure through the outstanding principal on our notes payable.  Borrowings under the notes payable bear interest at a rate equal to the one-month LIBOR plus 8.54% per annum.  As of March 31, 2016, the interest rate on our borrowings under the notes payable was 8.98% per annum.  An increase in the one-month LIBOR of 100 basis points above the current one-month LIBOR rates would increase our interest expense by $0.4 million through the maturity of the loan.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of March 31, 2016
Available-for-sale securities	$14,726	$14,708	$29,434
Average interest rate	0.3%	0.7%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2015
Available-for-sale securities	$28,264	$11,083	$39,347
Average interest rate	0.2%	0.5%

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

As of March 31, 2016 and December 31, 2015, we held cash and investments denominated in Euros with an aggregate fair value of $0.8 million and $0.7 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in rules 13a-15(f) under the securities and exchange act of 1934, that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 14, 2016.

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of vosaroxin and our other programs.

We believe that with $40.0 million in cash and investments held as of March 31, 2016, we currently have the resources to fund our operations to the middle of 2017.

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

•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments; and
•	costs of supporting our arrangements with Biogen, Takeda or any potential future licensees or partners.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014 were $10.0 million, $36.7 million and $43.0 million, respectively. As of March 31, 2016, we had an accumulated deficit of $569.5 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have two agreements, the Biogen 2nd ARCA and the Amended Takeda Agreement, which each include certain pre-commercialization event-based and royalty payments. We cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all.

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

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time-consuming and could prevent us from developing or commercializing vosaroxin.

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

The initial composition-of-matter patents covering vosaroxin  expired  in 2015. While we continue to seek additional patent protection for vosaroxin and methods of its manufacture and use, even if vosaroxin is approved by the EMA, FDA or foreign equivalents in other territories, we may not be able to recover our development costs prior to the expiration of any patents that are granted.*

The vosaroxin composition-of-matter is covered by U.S. Patent No. 5,817,669 B2 and its counterpart patents in 43 foreign jurisdictions. This U.S. patent has expired in October 2015, while most of its foreign counterparts have expired in June 2015. We have also been granted  patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in the U.S.:

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

We have been granted  patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in Europe:

•

EPO Patent No. 1725233 B1, which has been validated in multiple EPO member states, claims certain pharmaceutical compositions of vosaroxin, including the formulation used in our VALOR trial, with expiry in 2025; and

•	EP Patent No. 1729770 B1, which has been validated in multiple EPO member states, claims combinations of vosaroxin and certain anticancer agents, including cytarabine, with expiry in 2025.
•	EPO Patent No 2473507 B1, which has been validated in multiple EPO member states, claims a process for making certain compositions containing vosaroxin, with expiry in 2030.
•	EPO Patent No. 2049109 B1, which has been validated in multiple EPO member states, claims combinations of vosaroxin and cytarabine in clinically relevant doses to treat leukemias, with expiry in 2027.
•	EPO Patent No. 2295056 B1, which is being validated in multiple EPO member states, claims vosaroxin for use in clinically relevant doses for treatment of leukemia, with expiry in 2025.

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

While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of these or other patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration. However, patent expiration dates described here for U.S. patents may reflect patent term adjustments by the United States Patent and Trademark Office or terminal disclaimers over related patents or patent applications.

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

If a conflict of interest arises between us and one or more of our current or potential future licensees or collaboration partners, if any, they may act in their own self-interest or otherwise in a way that is not in the interest of our company or our stockholders. Biogen, Takeda, or potential future licensees or collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of a license or collaboration with our company. In current or potential future licenses or collaborations, if any, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our licenses or collaborations. Our licensees or collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these licenses or collaborations. Competing products, either developed by our licensees or collaboration partners or to which our licensees or collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the license or collaboration agreement.

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

Our loan and security agreement, or the Loan Agreement, with Western Alliance Bank and Solar Capital or collectively, the Lenders, contains a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Loan Agreement to be correct in all material respects when made.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement. Upon marketing approval of vosaroxin, the Collateral Agent, for the benefit of the Lenders, will also have a perfected security interest in the Company’s intellectual property rights relating to vosaroxin.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the three months ended March 31, 2016, our common stock traded as low as $0.45 and as high as $0.95, and in 2015, traded as low as $0.74 and as high as $3.72. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	delays in filing regulatory documents with the EMA, FDA or other regulatory agencies, or delays in the review process by the EMA, FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;
•	delays in the commercialization of vosaroxin or our future products, if any;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	failure to maintain compliance with the covenants in the Loan Agreement;
•	introduction of new products by our competitors;
•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;

•	market acceptance of vosaroxin or our future products, if any;
•	announcements relating to our arrangements with Biogen, Takeda or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of analysts;
•	third-party healthcare reimbursement policies;
•	EMA, FDA or other European, U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of vosaroxin or future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel.

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

On November 24, 2015 we had received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, or the Staff, notifying us that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement, or the Bid Price Requirement, for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Listing Rules. In accordance with NASDAQ Listing Rules, we were given 180 calendar days, or until May 23, 2016, to regain compliance. To regain compliance, the bid price of our common stock needed to close at or above $1.00 for at least 10 consecutive business days at any time prior to May 23, 2016. If we do not regain compliance with NASDAQ Listing Rule 5550(a)(2) by May 23, 2016, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the Bid Price Requirement, and provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, we will be granted an additional 180 calendar day compliance period. If we fail to regain compliance during the grace period, our common stock could be subject to delisting.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 9, 2016	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

10.1*	Amended and Restated Non-Employee Director Compensation Policy					X

10.2*	Sunesis Pharmaceuticals, Inc. 2016 Bonus Program	8-K	000-51531	10.1	March 28, 2016

10.3

Loan and Security Agreement, dated March 31, 2016, by and among the Registrant, Western Alliance Bank, Solar Capital Ltd. and Western Alliance, as Collateral Agent Warrant, Dated March 31, 2016, issued to solar Capital Ltd.

X

10.4	Warrant, dated March 31, 2016, issued to Solar Capital Ltd.					X

10.5	Warrant, dated March 31, 2016, issued to Western Alliance Bank					X

10.6*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Daniel N. Swisher, Jr.					X

10.7*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Eric H. Bjerkholt.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

*	Management contract, compensatory plan or arrangement.