Form 10-Q
period 2016-06-30
SUNESIS PHARMACEUTICALS INC
filed 2016-07-29
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 87,014,355 shares of common stock, $0.0001 par value per share, outstanding as of July 22, 2016.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,447	$26,886
Marketable securities	23,674	19,544
Prepaids and other current assets	831	558
Total current assets	33,952	46,988
Property and equipment, net	8	14
Total assets	$33,960	$47,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,759	$2,453
Accrued clinical expense	2,006	1,954
Accrued compensation	1,113	1,606
Other accrued liabilities	1,858	2,711
Current portion of deferred revenue	1,831	2,441
Current portion of notes payable	833	7,834
Total current liabilities	10,400	18,999
Non-current portion of deferred revenue	—	610
Non-current other accrued liabilities	56	—
Non-current portion of notes payable	13,444	—
Commitments
Stockholders’ equity:
Convertible Preferred stock	16,459	16,459
Common stock	9	9
Additional paid-in capital	573,496	570,309
Accumulated other comprehensive income (loss)	1	(11)
Accumulated deficit	(579,905)	(559,373)
Total stockholders’ equity	10,060	27,393
Total liabilities and stockholders’ equity	$33,960	$47,002

(1)

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$610	$854	$1,250	$1,708
Total revenues	610	854	1,250	1,708
Operating expenses:
Research and development	6,606	6,302	12,815	10,814
General and administrative	3,997	5,175	8,292	10,286
Total operating expenses	10,603	11,477	21,107	21,100
Loss from operations	(9,993)	(10,623)	(19,857)	(19,392)
Interest expense	(476)	(233)	(774)	(472)
Other income, net	23	1,907	99	1,787
Net loss	(10,446)	(8,949)	(20,532)	(18,077)
Unrealized gain (loss) on available-for-sale securities	(1)	—	12	2
Comprehensive loss	$(10,447)	$(8,949)	$(20,520)	$(18,075)
Basic and diluted loss per common share:
Net loss:
Basic	$(10,446)	$(8,949)	$(20,532)	$(18,077)
Diluted	$(10,446)	$(10,816)	$(20,532)	$(18,077)
Shares used in computing net loss per common share:
Basic	86,960	72,513	86,810	70,090
Diluted	86,960	72,525	86,810	70,090
Net loss per common share:
Basic	$(0.12)	$(0.12)	$(0.24)	$(0.26)
Diluted	$(0.12)	$(0.15)	$(0.24)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(20,532)	$(18,077)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	2,659	3,332
Depreciation and amortization	6	22
Amortization of debt discount and debt issuance costs	201	75
Write-off debt discount upon note repayment	27	—
Change in fair value of warrant liability	—	(1,778)
Changes in operating assets and liabilities:
Prepaids and other assets	(273)	54
Accounts payable	306	(895)
Accrued clinical expense	52	(863)
Accrued compensation	(493)	(1,042)
Other accrued liabilities	(876)	1,074
Deferred revenue	(1,220)	(1,709)
Net cash used in operating activities	(20,143)	(19,807)
Cash flows from investing activities
Purchases of marketable securities	(57,422)	(18,927)
Proceeds from maturities of marketable securities	53,304	20,470
Net cash (used in) provided by investing activities	(4,118)	1,543
Cash flows from financing activities
Proceeds from notes payable	15,000	—
Principal payments on notes payable	(830)	(1,642)
Payoff notes payable and final payment	(7,153)	—
Payment of financing fees and debt issuance costs	(229)	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	17,675
Proceeds from exercise of warrants, stock options and stock purchase rights	34	347
Net cash provided by financing activities	6,822	16,380
Net decrease in cash and cash equivalents	(17,439)	(1,884)
Cash and cash equivalents at beginning of period	26,886	22,186
Cash and cash equivalents at end of period	$9,447	$20,302
Supplemental disclosure of non-cash activities
Fair value of warrants issued in connection with notes payable	$537	$100

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Our most advanced program is QINPREZOTM (vosaroxin), our product candidate for the treatment of acute myeloid leukemia, or AML. In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, the Company submitted a letter of intent to the European Medicines Agency, or EMA, in November 2014 describing its intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, the Company met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, the Company filed an MAA with the EMA at the end of 2015. In July 2015, the Company met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that the Company provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, the Company is evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers.

The second agreement, with Milennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229 into IND-enabling absorption, distribution, metabolism and excretion, and toxicology studies.

In addition, we are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B study in combination with MLN0128, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; or paclitaxel, in adult patients with advanced non-hematologic malignancies.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2016, had cash, cash equivalents and marketable securities totaling $33.1 million and an accumulated deficit of $579.9 million.

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

During the first six months of fiscal 2016, the Company adopted Accounting Standards Update (ASU) 2016-06 “Derivatives and Hedging (Topic 815):  Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)”on a modified retrospective basis.  Pursuant to ASU 2016-06, a four-step decision sequence is required to assess whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The economic characteristics and risks of embedded derivatives that are not clearly and closed related to their debt hosts is a criteria pursuant to Topic 815 that requires embedded derivatives be separated from the host contract and accounted for separately as derivatives.  There have been no adjustments to existing debt instruments as of the beginning of fiscal 2016 and no significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of ASU 2016-06.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede most existing revenue recognition guidance under US GAAP. The new revenue standard requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. Entities can choose either the retrospective or cumulative effect transition method. The new revenue standard as amended by Accounting Standards Update No. 2015-14, is effective for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These pronouncements have the same effective date as the new revenue standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard.  The Company has yet to evaluate which adoption method it plans to use or the potential effect of the new standard on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the potential effect of the new standard on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation related transactions. This guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. The standard will be effective for annual periods ending after December 15, 2019, with early adoption permitted beginning in 2019. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of June 30, 2016 and December 31, 2015, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

Fair Value Measurements

The Company measures cash equivalents and marketable securities at fair value on a recurring basis and warrants issued in connection with debt on a non-recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of June 30, 2016 and December 31, 2015.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss—basic	$(10,446)	$(8,949)	$(20,532)	$(18,077)
Adjustment for change in fair value of warrant liability	—	(1,867)	—	—
Net loss—diluted	$(10,446)	$(10,816)	$(20,532)	$(18,077)
Denominator:
Weighted-average common shares outstanding—basic	86,960	72,513	86,810	70,090
Dilutive effect of warrants	—	12	—	—
Weighted-average common shares outstanding—diluted	86,960	72,525	86,810	70,090
Net loss per common share:
Basic	$(0.12)	$(0.12)	$(0.24)	$(0.26)
Diluted	$(0.12)	$(0.15)	$(0.24)	$(0.26)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Warrants to purchase shares of common stock	1,615	9,040	1,615	11,960
Convertible preferred stock	20,200	—	20,200	—
Options to purchase shares of common stock	12,150	10,422	12,150	10,422
Restricted stock units	344	233	344	233
Outstanding securities not included in calculations	34,309	19,695	34,309	22,615

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2016	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$6,179	$—	$—	$6,179
U.S. Treasury securities	Level 1	5,539	3	—	5,542
U.S. certificates of deposit	Level 1	7,794	—	—	7,794
U.S. corporate debt obligations	Level 2	10,340	—	(2)	10,338
Total available-for-sale securities		29,852	3	(2)	29,853
Less amounts classified as cash equivalents		(6,179)	—	—	(6,179)
Amounts classified as marketable securities		$23,673	$3	$(2)	$23,674

December 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$17,200	$—	$—	$17,200
U.S. Treasury securities	Level 1	1,003	$—	$—	$1,003
U.S. certificates of deposit	Level 1	5,001	—	—	$5,001
Debt securities of U.S. government agencies	Level 2	4,494	—	—	$4,494
U.S. corporate debt obligations	Level 2	11,660	—	(11)	$11,649
Total available-for-sale securities		39,358	—	(11)	39,347
Less amounts classified as cash equivalents		(19,803)	—	—	(19,803)
Amounts classified as marketable securities		$19,555	$—	$(11)	$19,544

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such position for less than 12 months, and none having been deemed to be other-than temporarily impaired (in thousands):

June 30, 2016	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$(2)	$7,816
	$(2)	$7,816

December 31, 2015	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$(11)	$11,649
	$(11)	$11,649

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. As of June 30, 2016, the Company had U.S. corporate debt obligations with an estimated fair value of $10.3 million and does not intend to sell these securities before maturity. There were no sales of available-for-sale securities during either the six months ended June 30, 2016 or 2015.

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

Takeda

In March 2011, Takeda Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) purchased and exclusively licensed Biogen’s rights to a PDK1 inhibitor program and a pan-Raf inhibitor program which were both originally developed through a collaboration agreement between Sunesis and Biogen. In January 2014, the Company entered into an amended and restated license agreement with Takeda (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Takeda Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales, if any.

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

7. Notes Payable

On March 31, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016, for working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees.

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

Aggregate future minimum payments due under the Loan Agreement as of June 30, 2016 were as follows (in thousands):

Year ending December 31,	Total
2016	$674
2017	4,592
2018	5,842
2019	5,393
2020	2,260
Total minimum payments	18,761
Less amount representing interest	(3,761)
Total notes payable as of June 30, 2016	15,000
Less unamortized debt discount and issuance costs	(723)
Less current portion of notes payable	(833)
Non-current portion of notes payable	$13,444

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

During the six months ended June 30, 2016, no shares of common stock were sold under the Sales Agreement. As of June 30, 2016, $18.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

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

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$351	$595	$901	$1,293
General and administrative	711	718	1,605	1,876
Employee stock-based compensation expense	1,062	1,313	2,506	3,169
Non-employee stock-based compensation expense	144	55	153	163
Total stock-based compensation expense	$1,206	$1,368	$2,659	$3,332

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2016 and results of operations for the six months ended June 30, 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of our pipeline of new oncology therapeutics for the potential treatment of solid and hematologic cancers. Our most advanced program is QINPREZOTM (vosaroxin), our product candidate for the treatment of acute myeloid leukemia, or AML.

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial, which enrolled 711 adult patients, was designed to evaluate the effect of vosaroxin in combination with cytarabine, a widely used chemotherapy in AML, on overall survival as compared to placebo in combination with cytarabine, and was conducted at 124 study sites in 15 countries. Patients treated with vosaroxin achieved increased overall survival compared to those treated with placebo (7.5 months vs 6.1 months, HR=0.87), the primary endpoint, but this difference did not achieve statistical significance (p=0.06). The complete remission (CR) rate, the sole secondary efficacy endpoint in the trial, did demonstrate a significant difference for the vosaroxin combination arm (30.1% vs 16.3%, p < 0.0001). Detailed results of the VALOR trial were presented in the “Late Breaking Abstracts” session of the American Society of Hematology (ASH) Annual Meeting in December 2014 and additionally published in the September 2015 issue of The Lancet Oncology.

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

In December 2015, preliminary results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS and the ongoing Phase 1b/2 Washington University-sponsored trial of vosaroxin in combination with azacitidine in patients with intermediate- or high-risk MDS, were presented at the ASH Annual Meeting. In June 2016, we announced the presentation of updated results from an ongoing Phase 1b/2 University of Texas MD Anderson Cancer Center-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated acute myeloid leukemia (AML) and high-risk myelodysplastic syndrome (MDS). The results were presented on June 11, 2016 in an oral session titled “New Compounds in AML Treatment” at the 21st Congress of the European Hematology Association (EHA) in Copenhagen, Denmark.

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

The second agreement, with Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229 into IND-enabling absorption, distribution, metabolism and excretion, and toxicology studies.

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

During the six months ended, June 30, 2016, no shares of common stock were sold under the Sales Agreement. As of June 30, 2016, $18.2 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

Loan Agreement

On March 31, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016, for working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $33.1 million and an accumulated deficit of $579.9 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2016 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Revenue

Total revenue was $0.6 million and $1.3 million for the three and six months ended June 30, 2016 as compared to $0.9 million and $1.7 million for the same periods in 2015. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI. The decrease of $0.3 million between the comparable three month periods was primarily due to the increase in the estimated performance period through which the remaining balance of deferred revenue will be amortized.

Research and Development Expense

Research and development expense was $6.6 million and $12.8 million for the three and six months ended June 30, 2016 as compared to $6.3 million and $10.8 million for the same periods in 2015, primarily relating to the vosaroxin development program in each period. The increase of $0.3 million between the comparable three month periods was primarily due to an increase of $0.6 million in professional services and $0.2 million in medical affairs expenses and technology license fees, offset by a decrease of $0.5 million in personnel costs. The increase of $2.0 million between the comparable six month periods was primarily due to an increase in consulting and clinical trials expenses of $2.5 million, $0.1 million milestone payment related to a license agreement, offset by a decrease of $0.7 million in personnel costs.

General and Administrative Expense

General and administrative expense was $4.0 million and $8.3 million for the three and six months ended June 30, 2016 as compared to $5.2 million and $10.3 million for the same periods in 2015. The decrease of $1.2 million between the comparable three month periods was primarily due to a decrease in SNS-062 related costs. The decrease of $2.0 million between the comparable six month periods was primarily due to a decrease of $0.8 million in personnel costs and $1.3 million in SNS-062 related costs, offset by an increase of $0.1 million in office related costs.

Interest Expense

Interest expense was $0.5 million and $0.8 million for the three and six months ended June 30, 2016 as compared to $0.2 million and $0.5 million for the same periods in 2015. The increases in the 2016 periods were primarily due to the increase in the notes payable.

Other Income, Net

Net other income was nil and $0.1 million for the three and six months ended June 30, 2016 as compared to net other income of $1.9 million and $1.8 million for the same period in 2015. The increases in the 2015 periods were primarily comprised of non-cash credits or charges for the revaluation of warrants issued in our underwritten offering in October 2010.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $33.1 million as of June 30, 2016, as compared to $46.4 million as of December 31, 2015. The decrease of $13.3 million was primarily due to $20.1 million of net cash used in operating activities, $7.2 million of final payments against notes payable, and $0.8 million of principal payments against notes payable, partially offset by $14.8 million in net loan proceeds.

On March 31, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016 for working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees.

In December 2015, we completed underwritten offerings of (i) 10,996,191 shares of our common stock, that included the exercise of the underwriter's over-allotment option of 1,434,286 shares, at a price of $0.84 per share, and (ii) 20,200 shares of our non-voting Series B Convertible Preferred Stock at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

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

During the six months ended June 30, 2016, no shares of common stock were sold under the Sales Agreement. As of June 30, 2016, $18.2 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Cash Flows

Net cash used in operating activities was $20.1 million for the six months ended June 30, 2016, as compared to $19.8 million for the same period in 2015. Net cash used in the 2016 period resulted primarily from the net loss of $20.5 million and changes in operating assets and liabilities of $2.5 million, including a final payment fee representing interest expense of $1.2 million under the Oxford Loan Agreement, partially offset by net adjustments for non-cash items of $2.9 million. Net cash used in the 2015 period resulted primarily from the net loss of $18.1 million and changes in operating assets and liabilities of $3.4 million, partially offset by net adjustments for non-cash items of $1.7 million.

Net cash used in investing activities was $4.1 million for the six months ended June 30, 2016, as compared to net cash provided by investing activities of $1.5 million for the same period in 2015. Net cash used in 2016 period consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided in the 2015 period consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $6.8 million for the six months ended June 30, 2016, as compared to $16.4 million for the same period in 2015. Net cash provided in the 2016 period resulted primarily from net proceeds of $14.8 million from debt financing, offset by $8.0 million of principal against notes payable. Net cash provided in the 2015 period resulted primarily from net proceeds of $17.7 million from sales of our common stock through the Sales Agreement with Cantor and $0.3 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $1.6 million of principal payments against notes payable.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Debt obligations(1)	$18,761	$2,177	$11,683	$4,901
Operating lease obligations(2)	$1,309	$645	$664	$—

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

(2)

Operating lease obligations relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiration date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. In January 2015, the lease was amended to extend the expiration date to December 31, 2015, in September 2015, the lease was amended to extend the expiration date to June 30, 2016, and in May 2016, the lease was amended to extend the expiration date to June 30, 2018.

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

Interest Rate and Market Risk

As of June 30, 2016 and December 31, 2015, we had $33.1 million and $46.4 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

We are subject to interest rate fluctuation exposure through the outstanding principal on our notes payable.  Borrowings under the notes payable bear interest at a rate equal to the one-month LIBOR plus 8.54% per annum. As of June 30, 2016, the interest rate on our borrowings under the notes payable was 9.01% per annum. An increase in the one-month LIBOR of 100 basis points above the current one-month LIBOR rates would increase our interest expense by $0.4 million through the maturity of the loan.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of June 30, 2016
Available-for-sale securities	$14,655	$15,198	$29,853
Average interest rate	0.5%	0.7%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2015
Available-for-sale securities	$28,264	$11,083	$39,347
Average interest rate	0.2%	0.5%

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

As of June 30, 2016 and December 31, 2015, we held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that with $33.1 million in cash and investments held as of June 30, 2016, we currently have the resources to fund our operations to the middle of 2017.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014 were $20.5 million, $36.7 million and $43.0 million, respectively. As of June 30, 2016, we had an accumulated deficit of $579.9 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

The initial composition-of-matter patents covering vosaroxin  expired in 2015. While we continue to seek additional patent protection for vosaroxin and methods of its manufacture and use, even if vosaroxin is approved by the EMA, FDA or foreign equivalents in other territories, we may not be able to recover our development costs prior to the expiration of any patents that are granted.*

Vosaroxin as a composition-of-matter was disclosed in U.S. Patent No. 5,817,669 B2 and its counterpart patents in 43 foreign jurisdictions. This U.S. patent expired in October 2015, while most of its foreign counterparts expired in June 2015. We have been granted patents relating to vosaroxin compositions, uses of vosaroxin, and manufacture of vosaroxin, in the United States:

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the six months ended June 30, 2016, our common stock traded as low as $0.44 and as high as $0.95, and in 2015, traded as low as $0.74 and as high as $3.72. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

On November 24, 2015 we had received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, or the Staff, notifying us that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement, or the Bid Price Requirement, for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Listing Rules. In accordance with NASDAQ Listing Rules, we were given 180 calendar days, or until May 23, 2016, to regain compliance. To regain compliance, the bid price of our common stock needed to close at or above $1.00 for at least 10 consecutive business days at any time prior to May 23, 2016. We did not regain compliance with NASDAQ Listing Rule 5550(a)(2) by May 23, 2016, but meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the Bid Price Requirement. On May 23, 2016, we provided written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary, we will be granted an additional 180 calendar day compliance period. On May 24, 2016, we received a letter from the Listing Qualification Department notifying us that we have been granted an additional 180 calendar days, or until November 21, 2016, to regain compliance. If we fail to regain compliance during the grace period, our common stock could be subject to delisting.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transaction in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: July 29, 2016	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

10.1*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Daniel N. Swisher, Jr.	10-Q	000-51531	10.6	May 9, 2016

10.2*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Eric H. Bjerkholt.	10-Q	000-51531	10.7	May 9, 2016

10.3*	Amended and Restated Non-Employee Director Compensation Policy					X

10.4

Fourth Amendment to Office Lease, dated May 11, 2016, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California

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