Form 10-Q
period 2016-09-30
SUNESIS PHARMACEUTICALS INC
filed 2016-11-03
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 20,878,670 shares of common stock, $0.0001 par value per share, outstanding as of October 24, 2016.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,825	$26,886
Marketable securities	18,427	19,544
Prepaids and other current assets	840	558
Total current assets	25,092	46,988
Property and equipment, net	6	14
Total assets	$25,098	$47,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,526	$2,453
Accrued clinical expense	1,635	1,954
Accrued compensation	1,487	1,606
Other accrued liabilities	1,549	2,711
Current portion of deferred revenue	1,221	2,441
Current portion of notes payable	2,083	7,834
Total current liabilities	10,501	18,999
Non-current portion of deferred revenue	—	610
Non-current other accrued liabilities	113	—
Non-current portion of notes payable	12,273	—
Commitments
Stockholders’ equity:
Convertible preferred stock	16,459	16,459
Common stock	1	1
Additional paid-in capital	574,615	570,317
Accumulated other comprehensive loss	(5)	(11)
Accumulated deficit	(588,859)	(559,373)
Total stockholders’ equity	2,211	27,393
Total liabilities and stockholders’ equity	$25,098	$47,002

(1)

The condensed consolidated balance sheet as of December 31, 2015 (as adjusted for the Reverse Split), has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$610	$683	$1,860	$2,391
Total revenues	610	683	1,860	2,391
Operating expenses:
Research and development	5,251	5,259	18,066	16,073
General and administrative	3,889	3,994	12,181	14,280
Total operating expenses	9,140	9,253	30,247	30,353
Loss from operations	(8,530)	(8,570)	(28,387)	(27,962)
Interest expense	(473)	(233)	(1,247)	(705)
Other income, net	49	1,782	148	3,569
Net loss	(8,954)	(7,021)	(29,486)	(25,098)
Unrealized gain (loss) on available-for-sale securities	(6)	3	6	5
Comprehensive loss	$(8,960)	$(7,018)	$(29,480)	$(25,093)
Basic and diluted loss per common share:
Net loss	$(8,954)	$(7,021)	$(29,486)	$(25,098)
Shares used in computing net loss per common share	14,503	12,463	14,480	11,945
Basic and diluted loss per common share	$(0.62)	$(0.56)	$(2.04)	$(2.10)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities
Net loss	$(29,486)	$(25,098)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	3,749	4,635
Depreciation and amortization	8	24
Amortization of debt discount and debt issuance costs	280	106
Write-off debt discount upon note repayment	27	—
Change in fair value of warrant liability	—	(3,543)
Changes in operating assets and liabilities:
Prepaids and other assets	(282)	422
Accounts payable	73	(1,387)
Accrued clinical expense	(319)	(1,203)
Accrued compensation	(119)	(796)
Other accrued liabilities	(1,091)	(296)
Deferred revenue	(1,830)	(2,319)
Net cash used in operating activities	(28,990)	(29,455)
Cash flows from investing activities
Purchases of marketable securities	(22,386)	(24,352)
Proceeds from maturities of marketable securities	23,019	31,450
Sales of marketable securities	490	—
Net cash provided by investing activities	1,123	7,098
Cash flows from financing activities
Proceeds from notes payable	15,000	—
Principal payments on notes payable	(830)	(1,642)
Payoff of notes payable and final payment	(7,153)	—
Payment of financing fees and debt issuance costs	(266)	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	21	18,125
Proceeds from exercise of warrants, stock options and stock purchase rights	34	489
Net cash provided by financing activities	6,806	16,972
Net decrease in cash and cash equivalents	(21,061)	(5,385)
Cash and cash equivalents at beginning of period	26,886	22,186
Cash and cash equivalents at end of period	$5,825	$16,801
Supplemental disclosure of non-cash activities
Cashless exercise of warrants	$—	$4,486
Fair value of warrants issued in connection with notes payable	$536	$100

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers. In September 2016, we announced results from the Company’s Phase 1A study in healthy volunteers evaluating oral non-covalent BTK inhibitor SNS-062. The study demonstrated a favorable safety, pharmacokinetic (PK) and pharmacodynamic (PD) profile for SNS-062 in healthy subjects.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229 into IND-enabling absorption, distribution, metabolism and excretion, and toxicology studies.

In addition, we are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B study in combination with nivolumab, a PD-1 checkpoint inhibitor; TAK-228, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; or several chemotherapeutic agents, in adult patients with advanced non-hematologic malignancies.

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

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2016, had cash, cash equivalents and marketable securities totaling $24.3 million and an accumulated deficit of $588.9 million.

The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), its product candidate for the potential treatment of acute myeloid leukemia, and to continue the development of vosaroxin and the Company’s kinase inhibitor programs, including SNS-062. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin and its other development programs, or a combination of the above. However, the Company does not know whether additional funding will be available on acceptable terms, or at all. If the Company is unable to raise required funding on acceptable terms or at all, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin or its kinase development programs, outlicense intellectual property rights to vosaroxin or its kinase development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of its vosaroxin or kinase development programs and/or limit or cease operations.

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

Reverse Stock Split

On September 7, 2016, the Company effected a one-for-six reverse split of its common stock (the "Reverse Split"), as previously authorized and approved at the annual meeting of stockholders on June 7, 2016. As a result of the Reverse Split, every six shares of common stock were combined into one share of capital stock. The Reverse Split affected the shares of Company's common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under the Company's equity incentive plans, (c) issuable upon the exercise of outstanding stock options and warrants and (d) issuable upon conversion of the outstanding Series B Preferred Stock. All share and per-share data in our condensed consolidated financial statements and notes thereto give retroactive effect to the Reverse Split for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede most existing revenue recognition guidance under US GAAP. The new revenue standard requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. Entities can choose either the retrospective or cumulative effect transition method. The new revenue standard as amended by ASU No. 2015-14, is effective for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These pronouncements have the same effective date as the new revenue standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard.  The Company has yet to evaluate which adoption method it plans to use or the potential effect of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the potential effect of the new standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

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

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments.  ASU 2016-06 requires a four-step decision sequence to assess whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  The economic characteristics and risks of embedded derivatives that are not clearly and closed related to their debt hosts is a criteria pursuant to Topic 815 that requires embedded derivatives be separated from the host contract and accounted for separately as derivatives.  ASU 2016-06 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2017 and early adoption is permitted.  The Company elected to early adopt the new guidance in the first quarter of fiscal year 2016.  There have been no adjustments to existing debt instruments as of the beginning of fiscal 2016 and no significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of ASU 2016-06.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 affects the recognition of excess tax benefits and deficiencies, revises the cash flow classification of share-based compensation related transactions, permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur, and allows more shares to be repurchased for tax withholding purposes without triggering liability accounting. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended September 30, 2016.  Effective January 1, 2016, the Company elected to recognize forfeitures as they occur which had no material impact on the Company’s unaudited condensed consolidated financial statements or related footnote disclosures.  The Company expects that it will recognize slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The adoption of the remaining provisions in ASU 2016-09 had no effect on the Company’s unaudited condensed consolidated financial statements or related footnote disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. The standard will be effective for annual periods beginning after December 15, 2019, with early adoption permitted beginning in 2019. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company will evaluate the guidance and present the required disclosures in its consolidated financial statements at the time of adoption.

In August 2016, The FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended September 30, 2016.  There have been no changes in our reported statements of cash flows as a result of the adoption of ASU 2016-15.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of September 30, 2016 and December 31, 2015, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

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

The Company does not measure cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable at fair value, as their carrying amounts approximated their fair value as of September 30, 2016 and December 31, 2015.

3. Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing (a) net loss, less any anti-dilutive amounts recorded during the period for the change in the fair value of warrant liabilities, by (b) the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method for options and warrants to purchase common stock. All share and per-share data presented in this note has been retroactively adjusted to reflect Reverse Split.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Warrants to purchase shares of common stock	269	1,425	269	1,425
Convertible preferred stock	3,367	—	3,367	—
Options to purchase shares of common stock	2,022	1,757	2,022	1,757
Restricted stock units	57	85	57	85
Outstanding securities not included in calculations	5,715	3,267	5,715	3,267

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2016	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$3,369	$—	$—	$3,369
U.S. Treasury securities	Level 1	5,529	1	(0)	5,530
U.S. certificates of deposit	Level 1	5,592	—	—	5,592
U.S. corporate debt obligations	Level 2	7,310	—	(5)	7,305
Total available-for-sale securities		21,800	1	(5)	21,796
Less amounts classified as cash equivalents		(3,369)	—	—	(3,369)
Amounts classified as marketable securities		$18,431	$1	$(5)	$18,427

December 31, 2015	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$17,200	$—	$—	$17,200
U.S. Treasury securities	Level 1	1,003	—	—	1,003
U.S. certificates of deposit	Level 1	5,001	—	—	5,001
Debt securities of U.S. government agencies	Level 2	4,494	—	—	4,494
U.S. corporate debt obligations	Level 2	11,660	—	(11)	11,649
Total available-for-sale securities		39,358	—	(11)	39,347
Less amounts classified as cash equivalents		(19,803)	—	—	(19,803)
Amounts classified as marketable securities		$19,555	$—	$(11)	$19,544

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such position for less than 12 months, and none having been deemed to be other-than temporarily impaired (in thousands):

September 30, 2016	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$(5)	$7,305
	$(5)	$7,305

December 31, 2015	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$(11)	$11,649
	$(11)	$11,649

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. As of September 30, 2016, the Company had U.S. corporate debt obligations with an estimated fair value of $7.3 million and does not intend to sell these securities before maturity. There were $0.5 million and no sales of available-for-sale securities during the nine months ended September 30, 2016 and 2015, respectively. Gross realized gains and gross realized losses were immaterial and nil for the three and nine months ended September 30, 2016 and 2015, respectively.

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

In conjunction with the Loan Agreement, the Lenders were issued five-year warrants to purchase an aggregate of up to 208,002 shares of the Company’s common stock at a per share exercise price of $3.2454. The fair value of the warrants issued was estimated to be $0.5 million using a Black-Scholes valuation model with the following assumptions: common stock price at issuance of $3.24; exercise price of $3.2454; risk-free interest rate of 1.21% based upon observed risk-free interest rates; expected volatility of 111.96% based on the Company’s average historical volatility; expected term of five years, which is the contractual life of the warrants; and a dividend yield of 0%. The fair value was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the Loan Agreement, using the effective interest method.

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

Aggregate future minimum payments due under the Loan Agreement as of September 30, 2016 were as follows (in thousands):

Year ending December 31,	Total
2016	$340
2017	4,605
2018	5,849
2019	5,396
2020	2,261
Total minimum payments	18,451
Less amount representing interest	(3,451)
Total notes payable as of September 30, 2016	15,000
Less unamortized debt discount and issuance costs	(644)
Less current portion of notes payable	(2,083)
Non-current portion of notes payable	$12,273

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

During the nine months ended September 30, 2016, 4,300 shares of common stock were sold under the Sales Agreement with net proceeds of $20,651. As of September 30, 2016, $18.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest.  Effective January 1, 2016, the Company has elected to recognize forfeitures as they occur, as permitted by ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvement to Employee Share-Based Payment Accounting.   Refer to Note 2 for further details.  In prior periods, the Company estimated forfeitures at time of grant and revised the estimates in subsequent periods if actual forfeitures differed from those estimates.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Research and development	$380	$564	$1,281	$1,856
General and administrative	693	724	2,296	2,600
Employee stock-based compensation expense	1,073	1,288	3,577	4,456
Non-employee stock-based compensation expense	18	15	172	179
Total stock-based compensation expense	$1,091	$1,303	$3,749	$4,635

The Company does not expect to be able to benefit from a tax deduction for stock option exercises that may occur during the year ended December 31, 2016 because the Company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2016.

10. Subsequent Events

In October 2016, the Company completed underwritten offerings of (i) 5,675,825 shares of its common stock, that included the exercise of the underwriter's over-allotment option of 740,325 shares, at a price to the public of $3.85 per share, and (ii) 1,558 shares of our non-voting Series C Convertible Preferred Stock (“Series C Stock”) at a price to the public of $3,850.00 per share. Gross proceeds from the sale were $27.9 million and net proceeds were $25.9 million. Each share of non-voting Series C Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding. In October 2016, we also sold 52,700 shares of common stock for net proceeds of $243,504 under our Sales Agreement. In October 2016, 3,861 shares of Series B preferred stock were converted to 643,499 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2016 and results of operations for the nine months ended September 30, 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016.

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

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., or Biogen, is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers. The results were presented on September 10 at the European School of Haematology’s (ESH) 2nd International Conference on New Concepts in B-Cell Malignancies at the Estoril Congress Centre in Estoril, Portugal. SNS-062 is expected to proceed to a Phase 1B/2 study in patients with B-cell malignancies within the first half of 2017.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229 into IND-enabling absorption, distribution, metabolism and excretion, and toxicology studies.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen and Sunesis. In 2011, Biogen exclusively licensed the PDK1 program to Takeda along with the more advanced program, TAK-580. We currently expect that SNS-062 and SNS-229 will be developed exclusively by Sunesis for the foreseeable future.

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B study in combination with nivolumab, a PD-1 checkpoint inhibitor; TAK-228, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; or several chemotherapeutic agents, in adult patients with advanced non-hematologic malignancies.

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

The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, in November 2014, we submitted a letter of intent to the European Medicines Agency, or EMA, describing our intention to file a marketing authorization application, or MAA, for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee of Human Medicinal Products. Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In July 2015, we met with the U.S. Food and Drug Administration, or FDA, to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S. In October 2016, we submitted our responses to the EMA Day 120 List of Questions issued by the Committee for Medicinal Products for Human Use as part of the centralized review process of the MAA. We expect to receive the EMA Day 180 List of Outstanding Issues before the end of 2016

In the second half of 2013, we announced the initiation of three Phase 1/2 investigator-sponsored trials of vosaroxin, either as a standalone therapy or in combination with approved compounds, in various indications of AML and high-risk myelodysplastic syndrome, or MDS. The trials are being conducted at the University of Texas MD Anderson Cancer Center, or MDACC, Weill Cornell Medical College and New York-Presbyterian Hospital, and the Washington University School of Medicine, or Washington University.

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

Recent Financial History

Reverse Stock Split

On September 7, 2016, the Company effected a one-for-six reverse split of its common stock (the "Reverse Split"), as previously authorized and approved at the annual meeting of stockholders on June 7, 2016. As a result of the Reverse Split, every six shares of common stock were combined into one share of capital stock. The Reverse Split affected the shares of Company's common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under the Company's equity incentive plans, (c) issuable upon the exercise of outstanding stock options and warrants and (d) issuable upon conversion of the outstanding Series B Preferred Stock. All references to share numbers are presented on a post-split basis, unless provided otherwise.

Equity Financing Agreements

In October 2016, we completed underwritten offerings of (i) 5,675,825 shares of our common stock, that included the exercise of the underwriter's over-allotment option of 740,325 shares, at a price to the public of $3.85 per share, and (ii) 1,558 shares of our non-voting Series C Convertible Preferred Stock (“Series C Stock”) at a price to the public of $3,850 per share. Gross proceeds from the sale were $27.9 million and net proceeds were $25.9 million. Each share of non-voting Series C Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

In December 2015, we completed underwritten offerings of (i) 1,832,698 shares of our common stock, that included the exercise of the underwriter's over-allotment option of 239,047 shares, at a price to the public of $5.04 per share (as adjusted for the Reverse Split), and (ii) 20,200 shares of our non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price to the public of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into approximately 166 shares of our common stock (as adjusted for the Reverse Split), provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

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

During the nine months ended, September 30, 2016, 4,300 shares of common stock were sold under the Sales Agreement with net proceeds of $20,651. As of September 30, 2016, $18.2 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement. In October 2016, we sold 52,700 shares of common stock under the Sales Agreement for net proceeds of $243,504.

Loan Agreement

On March 31, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016, for working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees.

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $24.3 million and an accumulated deficit of $588.9 million. In October 2016, we raised net proceeds of $26.2 million through the sale of common and Series C Preferred stock. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2016 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Revenue

Total revenue was $0.6 million and $1.9 million for the three and nine months ended September 30, 2016 as compared to $0.7 million and $2.4 million for the same periods in 2015. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI. The decrease of $0.1 million between the comparable three month periods was primarily due to revenue generated through the promissory note in 2015.

Research and Development Expense

Research and development expense was $5.3 million and $18.1 million for the three and nine months ended September 30, 2016 as compared to $5.3 million and $16.1 million for the same periods in 2015, primarily relating to the vosaroxin development program in each period. The increase of $2.0 million between the comparable nine month periods was primarily due to an increase in professional services and clinical trials expenses of $2.5 million, $0.4 million in medical affairs expenses, offset by a decrease of $0.9 million in personnel costs.

General and Administrative Expense

General and administrative expense was $3.9 million and $12.2 million for the three and nine months ended September 30, 2016 as compared to $4.0 million and $14.3 million for the same periods in 2015. The increase of $0.1 million between the comparable three month periods was primarily due to an increase in personnel expenses. The decrease of $2.1 million between the comparable nine month periods was primarily due to a decrease of  $1.2 million in professional expenses, $1.0 million in personnel costs, offset by an increase of $0.1 million in commercial expenses.

Interest Expense

Interest expense was $0.5 million and $1.2 million for the three and nine months ended September 30, 2016 as compared to $0.2 million and $0.7 million for the same periods in 2015. The increases in the 2016 periods were primarily due to the increase in the notes payable.

Other Income, Net

Net other income was nil and $0.1 million for the three and nine months ended September 30, 2016 as compared to net other income of $1.8 million and $3.6 million for the same period in 2015. The other income in the 2015 periods were primarily comprised of non-cash credits for the revaluation of warrants issued in our underwritten offering in October 2010.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $24.3 million as of September 30, 2016, as compared to $46.4 million as of December 31, 2015. The decrease of $22.1 million was primarily due to $28.9 million of net cash used in operating activities, $7.2 million of final payments against notes payable, and $0.8 million of principal payments against notes payable, partially offset by $14.8 million in net loan proceeds.

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

In December 2015, we completed underwritten offerings of (i) 1,832,698 shares of our common stock, that included the exercise of the underwriter's over-allotment option of 239,047 shares, at a price to the public of $5.04 per share (as adjusted for the Reverse Split), and (ii) 20,200 shares of our non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price to the public of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into approximately 166 shares of our common stock (as adjusted for the Reverse Split), provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

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

During the nine months ended September 30, 2016, 4,300 shares of common stock were sold under the Sales Agreement. As of September 30, 2016, $18.2 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Cash Flows

Net cash used in operating activities was $29.0 million for the nine months ended September 30, 2016, as compared to $29.5 million for the same period in 2015. Net cash used in the 2016 period resulted primarily from the net loss of $29.5 million and changes in operating assets and liabilities of $3.6 million, including a final payment fee representing interest expense of $1.2 million under the Oxford Loan Agreement, partially offset by net adjustments for non-cash items of $4.1 million. Net cash used in the nine months ended 2015 period resulted primarily from the net loss of $25.1 million and changes in operating assets and liabilities of $5.6 million, partially offset by net adjustments for non-cash items of $1.2 million.

Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2016, as compared to net cash provided by investing activities of $7.1 million for the same period in 2015. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $6.8 million for the nine months ended September 30, 2016, as compared to $17.0 million for the same period in 2015. Net cash provided in the 2016 period resulted primarily from net proceeds of $14.8 million from a debt financing, offset by $8.0 million of principal payments on notes payable. Net cash provided in the 2015 period resulted primarily from net proceeds of $18.1 million from sales of our common stock through the Sales Agreement with Cantor and $0.5 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $1.6 million of principal payments against notes payable.

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

We believe that we currently have the resources to fund our operations into 2018. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Debt obligations(1)	$18,451	$3,411	$11,473	$3,567
Operating lease obligations(2)	$1,147	$649	$498	$—

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

(2)

Operating lease obligations relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiration date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. In January 2015, the lease was amended to extend the expiration date to December 31, 2015, in September 2015, the lease was amended to extend the expiration date to September 30, 2016, and in May 2016, the lease was amended to extend the expiration date to June 30, 2018.

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

Interest Rate and Market Risk

As of September 30, 2016 and December 31, 2015, we had $24.3 million and $46.4 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

We are subject to interest rate fluctuation exposure through the outstanding principal on our notes payable.  Borrowings under the notes payable bear interest at a rate equal to the one-month LIBOR plus 8.54% per annum. As of September 30, 2016, the interest rate on our borrowings under the notes payable was 9.06% per annum. An increase in the one-month LIBOR of 100 basis points above the current one-month LIBOR rates would increase our interest expense by $0.3 million through the maturity of the loan.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of September 30, 2016
Available-for-sale securities	$10,600	$11,196	$21,796
Average interest rate	0.6%	0.6%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2015
Available-for-sale securities	$28,264	$11,083	$39,347
Average interest rate	0.2%	0.5%

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

As of September 30, 2016 and December 31, 2015, we held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 14, 2016. In addition, the risk factor entitled: “If we fail to maintain compliance with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted” that appeared in our Form 10-K for the year ended December 31, 2015 has been removed.

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of vosaroxin and our other programs.*

We believe that with $50.4 million in cash and investments held as of September 30, 2016, pro-forma including the net proceeds from our October financing, we currently have the resources to fund our operations into 2018.

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

•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;

•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments; and
•	costs of supporting our arrangements with Biogen, Takeda or any potential future licensees or partners.
•	our ability to complete a commercialization agreement for vosaroxin in Europe.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 were $29.5 million, $36.7 million and $43.0 million, respectively. As of September 30, 2016, we had an accumulated deficit of $588.9 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin or other product candidates.

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

Our proprietary rights may not adequately protect vosaroxin or current or future product candidates, if any.

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

•	U.S. Patent No. 8,124,773 B2 claims a hydrate of vosaroxin with expiry in 2028, and U.S. Patent No. 8,765,954 B2 claims certain compositions containing this hydrate of vosaroxin, with expiry in 2027;
•

U.S. Patent No. 8,497,282 B2 claims a method of making vosaroxin, with expiry in 2031 and U.S. Patent No. 8,802,719 B2 claims certain intermediates useful in the making of vosaroxin, with expiry in 2029;

•	U.S. Patent Nos. 8,138,202,B2, 8,586,601 B2, and 9,469,635 B2 claim certain compositions containing vosaroxin, with expiry in 2030; and
•	U.S. Patent No. 7,968,565 B2 claims a combination of vosaroxin and cytarabine, with expiry in 2026.

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

We intend to market vosaroxin in international markets either directly or through a potential future collaboration partner, if any. In order to market vosaroxin in the European Union, Canada and many other foreign jurisdictions, we or a potential future collaboration partner must obtain separate regulatory approvals. Except for in the European Union, we have had, and potential future collaboration partners may have,  limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ materially from country to country, including in the European Union. Any approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We or a potential future collaboration partner may not obtain foreign regulatory approvals on a timely basis, if at all. We or a potential future collaboration partner may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize vosaroxin or any other future products in any market.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the nine months ended September 30, 2016, our common stock traded as low as $2.63 and as high as $6.30, and in 2015, traded as low as $4.45 and as high as $22.32 (as adjusted for the Reverse Split). Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

•	delays in filing regulatory documents with the EMA, FDA or other regulatory agencies, or delays in the review process by the EMA, FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;
•	delays in the commercialization of vosaroxin or our future products, if any;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	failure to maintain compliance with the covenants in the Loan Agreement;
•	introduction of new products by our competitors;
•	issues in manufacturing vosaroxin drug substance or drug product, or future products, if any;
•	market acceptance of vosaroxin or our future products, if any;
•	announcements relating to our arrangements with Biogen, Takeda or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of analysts;
•	third-party healthcare reimbursement policies;
•	EMA, FDA or other European, U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of vosaroxin or future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel.
•	our ability to complete a commercialization agreement for vosaroxin in Europe.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 3, 2016	/s/ ERIC H. BJERKHOLT
Eric H. Bjerkholt
Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	10-8	000-51531	3.1	September 7, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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