Form 10-K
period 2016-12-31
SUNESIS PHARMACEUTICALS INC
filed 2017-03-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2016, as reported by The NASDAQ Stock Market, was $43,332,609. The calculation of the aggregate market value of voting and non-voting stock excludes 1,371,299 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of February 24, 2017, was 20,924,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2016.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including receiving approval of vosaroxin from the European Medicines Agency, our regulatory and clinical strategies for gaining marketing approval in the United States, our marketing plans and commercialization strategies for vosaroxin, if approved,, and the commercial potential of vosaroxin in Europe and clinical development of SNS-062, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “could,” “estimates,” “expects,” “intend,” “look forward,” “may,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc. (“Biogen”), is for global commercial rights to SNS-062, a selective non-covalently binding, reversible oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 in Belgium and enrolled the first subjects in a Phase 1A study of SNS-062 in healthy volunteers. In September and again in December 2016, we announced results from the Company’s Phase 1A study in healthy volunteers evaluating the oral non-covalent, reversible BTK inhibitor SNS-062. The study demonstrated a favorable safety, pharmacokinetic (PK) and pharmacodynamic (PD) profile for SNS-062 in healthy subjects.  In December 2016 we filed an Investigational New Drug (“IND”) application with the FDA to conduct a Phase 1B/2 trial in patients with various B-cell malignancies, and in January 2017 the IND was cleared to proceed.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which we have taken one, SNS-229, into IND-enabling pharmacology absorption, distribution, metabolism and excretion, and toxicology studies.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen and Sunesis. In 2011, Biogen exclusively licensed the PDK1 program to Takeda along with the more advanced program, TAK-580 (formerly MLN2480). We currently expect that SNS-062, and SNS-510 and SNS-229 will be developed exclusively by Sunesis for the foreseeable future.

In addition, we are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B study in combination with nivolumab, a PD-1 checkpoint inhibitor; TAK-228, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; and several chemotherapeutic agents, in adult patients with advanced non-hematologic malignancies.

Our most advanced program is QINPREZOTM (vosaroxin), our product candidate for the potential treatment of acute myeloid leukemia (“AML”). Vosaroxin is an anticancer quinolone derivative (“AQD”) —a class of compounds that has not been used previously for the treatment of cancer.

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. Detailed results of the VALOR trial were presented in the “Late Breaking Abstracts” session of the American Society of Hematology (“ASH”) Annual Meeting in December 2014 and additionally published in the September 2015 issue of The Lancet Oncology.

The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, in November 2014, we submitted a letter of intent to the European Medicines Agency (“EMA”), describing our intention to file a marketing authorization application (“MAA”), for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML in the European Union. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In April 2016 we received a list of questions relating to our MAA filing (the “Day 120 Questions”).  We responded to these questions in October 2016 and in December 2016 we received a list of outstanding issues (the “Day 180 LOI”).  We are currently in the process of preparing responses to the Day 180 LOI. In July 2015, we met with the U.S. Food and Drug Administration (the “FDA”), to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

In the second half of 2013, we announced the initiation of three Phase 1/2 investigator-sponsored trials of vosaroxin, either as a standalone therapy or in combination with approved compounds, in various indications of AML and high-risk myelodysplastic syndrome (“MDS”). The trials are being conducted at the University of Texas MD Anderson Cancer Center (“MDACC”), Weill Cornell Medical College and New York-Presbyterian Hospital, and the Washington University School of Medicine (“Washington University”).

In June 2016, results from the ongoing Phase 1b/2 MDACC-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS were presented at the European Hematology Association (”EHA”) Annual Meeting.

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

Our Strategy

We plan to continue to build Sunesis into a leading biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers by:

•

conducting a Phase 1b/2 study in patients with B-cell malignancies for our oral, non-covalent, reversible BTK inhibitor, SNS-062. In the Phase 2 portion of this study, we will explore SNS-062 as a potential treatment for Chronic Lymphocytic Leukemia (“CLL”) patients who have relapsed while being treated with a covalent BTK inhibitor primarily as a result of the C481S mutation;

•	pursuing regulatory approval for vosaroxin as a potential treatment for relapsed or refractory AML in Europe, the United States, and other major markets;
•	leveraging potential partners and distributors to commercialize vosaroxin in selective international markets, if approved;
•	establishing vosaroxin as the new standard of care for patients with relapsed or refractory AML, if approved;

•	exploring the broader potential of vosaroxin, beyond our pivotal indication, in different patient segments within AML and MDS through investigator sponsored trials;
•	investing in additional clinical testing to evaluate vosaroxin for additional AML indications, MDS, other hematologic malignancies and solid tumors;
•	leveraging our strong intellectual property protection over vosaroxin to capitalize on its full potential;
•	supporting our multi-kinase inhibitor programs with Takeda in oncology and Biogen for immunology indications;
•	conducting Absorption, Distribution, Metabolism and Excretion (“ADME”) and safety studies with our PDK1 inhibitor, SNS-510 in 2017; and
•	continuing to expand and develop our oncology-focused pipeline through further licensing or collaboration arrangements and research and development.

Development Pipeline

The following chart summarizes our development pipeline:

Product Pipeline

Program	Indication	Preclin / Phase I / Phase 2 / Phase 3 / EU Filing
Vosaroxin AML/MDS (Sunesis) — QINPREZO™ (vosaroxin)	Relapsed/Refractory AML	VALOR (+ IDAC)
	Frontline AML and MDS	Investigator Sponsored Trials

Kinase Inhibitor Pipeline

Program	Indication	Preclin / Phase I / Phase 2 / Phase 3 / EU Filing
TAK-580 Melanoma/Solid Tumors (Takeda)	Melanoma/Solid Tumors	Pan-RAF (Single Agent and Combo)
SNS-062 B-Cell Malignancies (Sunesis)	B-Cell Malignancies	BTK (B-Cell Ph 1b/2 to start 1H)
SNS-229 Hematology/Solid Tumors (Sunesis)	Hematology/Solid Tumors	PDK1

Active phase | Planned/conditional phase

IDAC = intermediate-dose cytarabine

Vosaroxin

Background. Vosaroxin is an AQD—a class of compounds that has not been used previously for the treatment of cancer. Preclinical data demonstrate that vosaroxin both intercalates DNA and inhibits topoisomerase II, an enzyme critical for cell replication, resulting in replication-dependent, site-selective DNA damage, G2 arrest and apoptosis. We licensed worldwide development and commercialization rights to vosaroxin from Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”), in 2003.

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

Vosaroxin Company-Sponsored Clinical Trials in AML

VALOR. In December 2010, we commenced enrollment of the VALOR trial, a Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine to evaluate overall survival in patients with relapsed or refractory AML. The trial, which enrolled 711 adult patients, was conducted at 124 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. Patients were stratified for age, geographic region and disease status and randomized one to one to receive either vosaroxin and cytarabine or placebo and cytarabine. In October 2014, we announced the results from the VALOR trial, and further detail was presented in the "Late Breaking Abstracts" session of the ASH Annual Meeting in December 2014 and additionally published in the September 2015 issue of The Lancet Oncology.

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

Phase 2 Combination.  The results from our completed Phase 1b/2 clinical trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML were published in the November 7, 2014 Ahead of Print issue of Haematologica. The article, titled “A Phase 1b/2 study of vosaroxin in combination with cytarabine in patients with relapsed or refractory acute myeloid leukemia,” is available online at: http://www.haematologica.org/content/100/2/231.

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

Common (>20%) grade ≥3 adverse events were thrombocytopenia, febrile neutropenia, anemia, neutropenia, sepsis, pneumonia, stomatitis, and hypokalemia. Overall CR and CR/CRp rates were 29% and 32%; median overall survival was 7.0 months; 1-year overall survival was 34%. Schedule C (72 mg/m2) had the most favorable balance of safety and efficacy, with faster hematologic recovery (median 27 days) and lowest incidence of aggregate sepsis (24%) and 30-day (7%) and 60-day (17%) all-cause mortality. At this dose and schedule, CR and CR/CRp rates were 31% and 35%, median overall survival was 7.7 months, and 1-year overall survival was 38%.

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

Vosaroxin Company-Sponsored Clinical Trials in Ovarian Cancer and Other Solid Tumors

In 2010, we completed a Phase 2 single-agent trial of vosaroxin in platinum-resistant ovarian cancer. Three dosing levels in two treatment schedules were studied, and encouraging, durable anti-tumor activity was observed across all doses. For patients on dosing levels of 48, 60 and 75 mg/m2, the overall response rate was 11%, 11% and 9%, respectively; disease control, defined as stable disease for 12 weeks or more, was 46%, 46% and 51%, respectively; and the median progression-free survival, or PFS, was 83, 61 and 103 days, respectively. Based on clinical activity and tolerability, the 60 mg/m2 dose and schedule was selected for future consideration. Overall, vosaroxin was generally well tolerated, with more than 10% of patients experiencing severe neutropenia, febrile neutropenia, fatigue, and anemia.

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

Vosaroxin Investigator Sponsored Clinical Trials

MD Anderson. In July 2013, we announced the initiation of an investigator-sponsored trial of vosaroxin in combination with decitabine in older patients with previously untreated AML and high-risk MDS. The Phase 1/2 trial is being conducted at the University of Texas MD Anderson Cancer Center under the direction of Naval Daver, M.D., Assistant Professor, and Farhad Ravandi, M.D., Professor of Medicine and a principal investigator in the VALOR trial. The primary endpoints of the Phase 1 cohort of the study are to determine the safety, maximum tolerated dose (“MTD”), and dose limiting toxicity (“DLT”), of vosaroxin in combination with decitabine in patients with high-risk MDS or AML who are elderly and/or unable or unwilling to receive standard cytarabine plus anthracycline based chemotherapy. The primary endpoint of the Phase 2 cohort of the study is to determine the efficacy of the combination based on achievement of CR, and CR with incomplete blood count recovery (“Cri”). Secondary endpoints include safety, CR duration, leukemia-free survival, and overall survival. In October 2013, we announced the commencement of the Phase 2 portion of the study. In June 2016, results from this study were presented at the EHA Annual Meeting.

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

Vanderbilt University. In March 2016, we announced that the first patients have been treated in the investigator-sponsored VITAL (Vosaroxin and Infusional Cytarabine for Frontline Treatment of Acute Myeloid Leukemia) Phase 2 study of vosaroxin in combination with cytarabine in patients with previously untreated AML.

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

SNS-062

Background. SNS-062 is a non-covalently binding inhibitor of BTK. BTK mediates signaling through the B-cell receptor (“BCR”), and is critical for adhesion, migration, proliferation and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with a BTK inhibitor approved for relapsed/refractory mantle cell lymphoma, newly diagnosed and relapsed/refractory chronic lymphocytic leukemia (“CLL”), CLL with 17p depletion, Waldenström’s macroglobulinemia and marginal zone lymphoma.  This BTK inhibitor is covalent and forms an irreversible bond with cysteine residue 481 (C481) in the BTK kinase domain.  This cysteine may mutate over time to a serine (“C481S”) and is associated with disease progression and resistance to further treatment with the approved covalent BTK inhibitor.

In 2015, we conducted IND-enabling studies for SNS-062, and in 2016 we conducted a Phase 1a healthy volunteer study in Belgium. The results of this study supported further development of SNS-062.  In December 2016, we filed an IND with the FDA and in January 2017, the IND was cleared to proceed by the FDA.  The rights to develop SNS-062 for oncology indications were in-licensed from Biogen in December 2013, as described below.

Mechanism of Action. SNS-062 has inhibitory activity in vitro in BTK kinase assays and in B-cell signaling assays, as well as in vivo models of B-cell mediated diseases. The mechanism by which SNS-062 inhibits BTK is distinct from the mechanism of BTK inhibitor compounds, as SNS-062 binds BTK non-covalently, and does not interact with C481 of BTK. In addition, SNS-062 has a unique kinase selectivity profile and a favorable pharmacokinetics compared to covalently binding BTK inhibitors and this may translate to clinical benefit for patients.

Development Opportunity. SNS-062 has demonstrated distinct binding interaction and kinase selectivity profile, and favorable pharmacokinetic profile in preclinical studies, and may provide differentiated opportunities for treatment of B-cell malignancies and other blood cancers.  Specifically, SNS-062 may have utility to treat CLL patients who have relapsed while being treated with a covalent BTK inhibitor primarily as a result of the C481S mutation.

TAK-280 (formerly MLN2480)

Background. A pan-Raf inhibitor program was originally developed through a collaboration agreement between Sunesis and Biogen. In March 2011, Biogen’s rights to this program were purchased by and exclusively licensed to Takeda. In September 2011, Takeda initiated a Phase 1 clinical study of TAK-580, an oral, investigative drug selective for pan-Raf kinase inhibition, in patients with relapsed or refractory solid tumors. The Phase 1, multicenter, open-label, dose escalation study was designed to evaluate the safety, tolerability and MTD of TAK-580, and to be conducted in two stages: dose escalation and cohort expansion. The dose escalation stage is complete and MTD was established, and TAK-580 is now in the cohort expansion stage of this multicenter study. Four abstracts of preclinical and clinical data of TAK-580 were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2014.

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

Development Opportunity. TAK-580 is a pan-Raf kinase inhibitor with a distinct molecular signature that has exhibited a promising profile.

SNS-229 and SNS-510

Background. In January 2014, we in-licensed a series of selective PDK1 inhibitors from Takeda that were discovered under a research collaboration agreement between Biogen and Sunesis, as described below. PDK1 is a key kinase and mediator of PI3K/AKT signaling, a pathway involved in cell growth, differentiation, survival and migration. PDK1 inhibitors are expected to have unique effects on survival and invasion signaling and to be broadly active in both hematologic and solid tumor malignancies. We have taken a series of PDK1 inhibitors with confirmed antitumor activity in vitro and in vivo into preclinical development, and in 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, of which are in pre-clinical ADME and safety studies.

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

License, Collaboration and Royalty Agreements

In-license Agreement with Sumitomo

In October 2003, we entered into an agreement with Sumitomo to acquire exclusive worldwide development and marketing rights for vosaroxin. In January 2011, we made a $0.5 million milestone payment to Sumitomo as a result of the initiation of our VALOR trial in December 2010. In January 2016, we made an additional $0.5 million milestone payment to Sumitomo as a result of the filing of our MAA. In the future we may be required to make additional milestone payments of up to $6.5 million in aggregate to Sumitomo for (a) filing New Drug Applications (“NDA”), in the U.S. and Japan, and (b) for receiving regulatory approvals in these regions and the EU, for cancer-related indications. If vosaroxin is approved for a non-cancer indication, an additional milestone payment will become payable to Sumitomo.

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

Licensing and Collaboration Agreements with Biogen and Takeda

Overview

In August 2004, we entered into the original collaboration agreement with Biogen (the “Biogen OCA”) to discover, develop and commercialize small molecule inhibitors of the human protein Raf kinase, including family members Raf-1, A-Raf, B-Raf and C-Raf, (collectively “Raf”), and up to five additional targets that play a role in oncology and immunology indications such as BTK and PDK1.

In June 2008, the parties agreed to terminate the research term and related funding as of June 30, 2008. A total of $20.0 million of research funding was received through that date. We received a total of $3.0 million in milestone payments for meeting certain preclinical milestones through the Biogen 1st ARCA date, as described below, including a $1.5 million event-based payment received in cash in July 2009 for Biogen’s selection of a Raf kinase inhibitor development candidate for the treatment of cancer.

In March 2011, as part of a series of agreements among Sunesis, Biogen and Takeda, we entered into: (a) an amended and restated collaboration agreement with Biogen (“the Biogen Idec 1st ARCA”); (b) a license agreement with Millennium (“the Takeda Agreement”); and (c) a termination and transition agreement among the Sunesis, Biogen and Takeda (“the Termination and Transition Agreement”).

The Termination and Transition Agreement provided for (a) the termination of Biogen’s exclusive rights under the Biogen OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein BTK; (b) the permitted assignment to Takeda of all related Sunesis collaboration assets and rights to Raf kinase and the human protein PDK1; and (c) the payment of $4.0 million to us from Takeda, which was recorded as revenue in March 2011.

Biogen

The Biogen 1st ARCA amended and restated the Biogen OCA, to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, we no longer have research obligations, but licenses granted to Biogen with respect to the research collaboration under the Biogen OCA (other than the licenses transferred to Takeda under the Takeda Agreement) remain in effect.

In June 2012, we received an event-based payment of $1.5 million from Biogen for its advancement of pre-clinical work in connection with the Biogen 1st ARCA. Under this agreement, we are eligible to receive up to an additional $58.5 million in pre-commercialization, event-based payments related to the development by Biogen of the first two indications for licensed products against the BTK target. We are also eligible to receive royalty payments depending on related product sales, which may be increased if we exercise our option to co-fund product candidates worldwide.

In December 2013, we entered into a second amended and restated collaboration agreement with Biogen (the “Biogen 2nd ARCA”), which amended and restated the Biogen 1st ARCA, to provide us with an exclusive worldwide license to develop, manufacture and commercialize SNS-062, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. Under the Biogen 2nd ARCA, we may be required to make a $2.5 million milestone payment depending on our development of SNS-062 and royalty payments depending on related product sales of SNS-062. Additionally, potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen for potential future sales of SNS-062. All other of Sunesis’ rights contained in the Biogen 1st ARCA remain unchanged.

Takeda

Under the Takeda Agreement, we granted exclusive licenses to products against two oncology targets originally developed under the Biogen OCA, Raf and PDK1, under substantially the same terms as under the Biogen OCA.

In January 2014, we entered into an amended and restated license agreement with Takeda (“the Amended Takeda Agreement”), to provide us with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with execution of the Amended Takeda Agreement, we paid an upfront fee and may in the future be required to make up to $9.2 million in pre-commercialization milestone payments depending on our development of PDK1 inhibitors and royalty payments depending on related product sales.

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

Royalty Agreement with RPI

In March 2012, we entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. In September 2012, as a result of the recommendation by the VALOR trial Data and Safety Monitoring Board to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 166,666 shares of our common stock, at exercise prices of $20.88 and $27.84 per share, respectively, adjusted for the 2016 reverse split. Of the $25.0 million, $21.9 million was recorded as deferred revenue and is being amortized to revenue over the related performance period of the Royalty Agreement. The remaining $3.1 million represents the fair value of the warrants. Both warrants were exercised in full in 2014.

Revenues

Over the past three years, we have generated revenue through the Royalty Agreement with RPI and the Biogen 1st ARCA. In 2016, 2015 and 2014, we recognized $2.4 million, $2.9 million and $5.7 million of revenue, respectively, related to the Royalty Agreement with RPI.

Manufacturing

We do not have internal manufacturing capabilities for the production of clinical or commercial quantities of vosaroxin and SNS-062. To date, we have relied on, and we expect to continue to rely on, a limited number of third-party contract manufacturers for the production of clinical and commercial quantities of the vosaroxin and SNS-062 active pharmaceutical ingredients (“API”), and the finished drug products (“FDP”) incorporating the API We have supply agreements with all of these third parties, and our agreements with these parties may include provisions that allow for termination at will by either party following a relatively short notice period.

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

In 2016 we performed process validation studies on API and FDP batches of vosaroxin. The results of these process validation studies met preset criteria. In 2017, we have manufactured one lot of commercial scale vosaroxin finished product. This lot is currently being evaluated for stability.  There can be no assurances that this or future lots will meet stability requirements and if it does not, the commercial launch following approval in the EU, if any, of vosaroxin may be delayed.

We currently rely on one contract manufacturer for SNS-062 API and FDP.  Third party contract manufacturing organizations are relied on to manufacture key starting materials and intermediates required in the manufacture of SNS-062 API.  The manufacturing requires high purity materials to meet the final product specifications. A number of suitable manufacturers are available in North America for the manufacturing of API and FDP.  There is limited manufacturing experience. Only two lots of API have been manufactured at a clinical scale.  Scale-up to commercial scale has not been done.  The cost to manufacture at large scale is unknown.

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

We believe that our ability to successfully compete in the marketplace with vosaroxin, SNS-062 and any future product candidates will depend on, among other things:

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

Vosaroxin Patent Assets

U.S. Patent No. 5,817,669 B2 covering the vosaroxin composition-of-matter and its counterpart patents in foreign jurisdictions have all expired. However, we are seeking and have been granted numerous patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in the U.S and in Europe.  In addition to our US and European patents, we have been granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world. As of December 31, 2016, we own, co-own or have rights to approximately 148 granted U.S. and foreign patents, and approximately 120 pending U.S. and foreign applications, pertaining to vosaroxin and compositions and uses thereof. The expiries of these granted patents and patents that may be granted range from 2025 to 2030.

SNS-062 Patent Assets

US Patent Nos. 8,785,440 B2 and 9,249,146 B2 covering a genus of compounds including the SNS-062 composition-of-matter and methods of their use have counterpart pending applications or granted patents in the US and Europe (EPO) and other countries, with expiry in 2030.  US Patent No. 9,394,277 B2 covering a subgenus of compounds including SNS-062 has counterpart pending applications or granted patents in the US and Europe (EPO) and other countries, with expiry in 2033. As of December 31, 2016, we own, co-own or have rights to approximately 148 granted U.S. and foreign patents, and approximately 120 pending U.S. and foreign applications, pertaining to SNS-062 and compositions and uses thereof. The expiries of these granted patents and patents that may be granted range from 2030 to 2037.

While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of these or other patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

Moreover, when appropriate, we intend to seek orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. In April 2012, the European Commission granted orphan drug designation to vosaroxin for the treatment of AML, which may provide for 10 years of marketing exclusivity in all member countries of the European Union following product approval for this indication in Europe. In 2009, the FDA granted orphan drug designation to vosaroxin for the treatment of AML, which may provide seven years of market exclusivity in the U.S. for the orphan-designated product for the orphan-designated indication.

Our ability to build and maintain our proprietary position for vosaroxin, SNS-062 and any future drug candidates, will depend on our success in obtaining effective claims and enforcing granted claims. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect vosaroxin or future drug candidates. The patents we own or license and those that may be issued in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

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

We may need to commence or defend litigation to enforce or to determine the scope and validity of any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation affecting proprietary rights we own or have licensed could present significant risk of competition for vosaroxin or future drug candidates that we market or seek to develop. Any adverse outcome in litigation affecting third party proprietary rights could subject us to significant liabilities to third parties and could require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, recordkeeping, approval, advertising and promotion of our product candidates and any future drug candidates we may develop, if any. The application of these regulatory frameworks to the development, approval and commercialization of our drug candidates will take a number of years to accomplish, if at all, and involve the expenditure of substantial resources.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and implementing regulations. The process required by the FDA before any of our drug candidates may be marketed in the United States generally involves the following:

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
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations; and

•	FDA review and approval of the NDA, including proposed labeling (package insert information) and promotional materials, prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that approvals will be granted on a timely basis, if at all.

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

Clinical Trials

Clinical trials involve the administration of an investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Protection of Human Subjects regulations and Good Clinical Practices (“GCP”), under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application.

In addition, each clinical study must be conducted under the auspices of an independent institutional review board (“IRB”), at each institution where the study will be conducted. Each IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The FDA, an IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements and regulations for informed consent.

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

New Drug Applications

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee under the Prescription Drug User Fee Act (“PDUFA”), and the sponsor of an approved NDA is also subject to annual product and establishment user fees, which fees are typically increased annually.

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

In February 2011, the FDA granted fast track designation to vosaroxin for the treatment of relapsed or refractory AML in combination with cytarabine.

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

Other Regulatory Requirements

Any drugs manufactured or distributed by us, Biogen, Takeda, or our potential future licensees or collaboration partners, if any, pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.

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

For example, implementation of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act (“ACA”), has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. However, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Healthcare Law and Regulation

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict our business activities, including certain marketing practices. These laws include, without limitation, anti-kickback laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for either the referral of an individual, or the purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal healthcare program anti-kickback statute.  Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal healthcare program anti-kickback statute has been violated. Additionally, the intent standard under the federal healthcare program anti-kickback statute was amended by the ACA, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal healthcare program anti-kickback statute, the ACA amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Additionally, the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report to the Centers for Medicare & Medicaid Services (“CMS”), information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the aforementioned federal laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. There also are an increasing number of local and state laws that require manufacturers to file reports with states regarding pricing and marketing information, such as tracking and reporting of gifts, compensation, other remuneration and items of value provided to health care professionals and health care entities, or marketing expenditures; require pharmaceutical companies to, among other things, establish and implement commercial compliance programs or codes of conducts; and/or require a pharmaceutical company’s sales representatives to be registered or licensed by the state or local governmental entity. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to a wide range of sanctions and penalties, potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, integrity obligations contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect our financial performance and disrupt our business operations.

Foreign Regulation

In addition to regulations in the United States, we are subject to foreign regulations governing clinical trials and commercial sales and distribution of or our drug candidates. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, permission to conduct clinical research is granted by the Competent Authority of each European Member State (“MS”), and the applicable Ethics Committees (“EC”), through the submission of a Clinical Trial Application. An EC in the European Union serves the same function as an IRB in the United States. The review times vary by MS but may not exceed 60 days. The EC has a maximum of 60 days to give its opinion on the acceptability of the Clinical Trial Application to both the governing MS and the sponsor applicant. If the application is deemed acceptable, the MS informs the applicant (or does not within the 60-day window inform the applicant of non-acceptance) and the company may proceed with the clinical trial.

To obtain a marketing authorization of a drug in the European Union, we must submit an MAA under the centralized procedure. The centralized procedure provides for the grant of a single marketing authorization from the European Commission following a favorable opinion by the CHMP of the EMA that is valid in the European Economic Area (the “EEA”), which includes all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of specified diseases. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.

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

In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once a marketing authorization is obtained for a pediatric indication in all Member States of the European Union and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. For orphan-designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.

In addition to regulations in the United States and the European Union, we will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of our product candidates. Our ability to sell drugs will also depend on the availability of reimbursement from government and private insurance companies.

Research and Development Expenses

We incurred $22.9 million, $23.7 million and $27.7 million of research and development expenses in 2016, 2015 and 2014, respectively, primarily related to the development of vosaroxin and SNS-062. We expect to continue to incur significant development expenses related to the development of vosaroxin and our other drug candidates.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2016, our workforce consisted of 37 full-time equivalent employees, of which 21 are engaged in research and development and 16 are engaged in general and administrative, medical affairs and commercial planning functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

Available Information

Our website is located at www.sunesis.com. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (the “SEC”), and any references to our websites are intended to be inactive textual references only. The following filings are available through our website as soon as reasonably practicable after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to such reports and all other filings pursuant to Section 13(a) or 15(d) of the Securities Act. These filings are also available for download free of charge on our investor relations website. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report on Form 10-K, as each of these risks could adversely affect our business, operating results and financial conditions. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be adversely affected. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. Please see “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), and to continue the development of vosaroxin, SNS-062 and our other programs.

We believe that with $42.6 million in cash and investments held as of December 31, 2016, we currently have the resources to fund our operations through the first quarter of 2018.

However, we will need to raise substantial additional capital to:

•	complete the development, regulatory strategy and potential commercialization of vosaroxin for AML in Europe and the United States;
•

fund additional clinical trials of vosaroxin and SNS-062 and seek regulatory approvals, including additional clinical evidence the FDA recommended that we provide prior to any regulatory filing for vosaroxin in the United States;

•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments; and
•	costs of supporting our arrangements with Biogen, Takeda or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, SNS-062 or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vosaroxin, SNS-062 or other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe and the United States and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2016, 2015 and 2014 were $38.0 million, $36.7 million and $43.0 million, respectively. As of December 31, 2016, we had an accumulated deficit of $597.4 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have two agreements, the Biogen 2nd ARCA and the Amended Takeda Agreement, which each include certain pre-commercialization event-based and royalty payments. We cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all.

We also do not anticipate that we will generate revenue from the sale of products until at least 2017, if at all. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin, SNS-062 or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The development of vosaroxin and/or SNS-062 could be halted or significantly delayed for various reasons; our clinical trials for vosaroxin and SNS-062 may not lead to regulatory approval.

Our product candidates are vulnerable to the risks of failure inherent in the drug development process. Our VALOR trial failed to meet its primary endpoint, and we may not be able to obtain regulatory approval for commercialization for vosaroxin in any of the United States, Europe, or other regions. Based upon a meeting with the FDA held in July 2015, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the United States. We may also need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the EMA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

We do not know whether any future clinical trials with vosaroxin, SNS-062 or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	results of meetings with the EMA, FDA and/or other regulatory bodies;
•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical trials;
•	delays or failures in obtaining regulatory approval to commence a clinical trial;
•	delays or failures in obtaining sufficient clinical materials;
•	delays or failures in obtaining approval from independent institutional review boards or ECs to conduct a clinical trial at prospective sites; or
•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.

The completion of our clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	delays or failures in reaching the number of events pre-specified in the trial design;
•	the need to expand the clinical trial;
•	delays or failures in obtaining sufficient clinical materials, including vosaroxin and SNS-062 and any drugs to be tested in combination with vosaroxin or SNS-062;
•	unforeseen safety issues;
•	lack of efficacy during clinical trials;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or ourselves. Any failure to complete or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

We rely on a limited number of third-party manufacturers that are capable of manufacturing the vosaroxin and SNS-062  API and FDP to supply us with our vosaroxin and SNS-062 API and FDP. If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of vosaroxin and SNS-062 could be halted or significantly delayed.

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

In 2016 we performed process validation studies on API and FDP batches of vosaroxin. The results of these process validation studies met preset criteria. In 2017, we have manufactured one lot of commercial scale vosaroxin finished product. This lot is currently being evaluated for stability.  There can be no assurances that this or future lots will meet stability requirements and if it does not, the commercial launch following approval in the EU, if any, of vosaroxin may be delayed.

We currently rely on one contract manufacturer for SNS-062 API and FDP.  Third party contract manufacturing organizations are relied on to manufacture key starting materials and intermediates required in the manufacture of SNS-062 API.  The manufacturing requires high purity materials to meet the final product specifications. A number of suitable manufacturers are available in North America for the manufacturing of API and FDP.  There is limited manufacturing experience. Only two lots of API have been manufactured at a clinical scale.  Scale-up to commercial scale has not been done.  The cost to manufacture at large scale is unknown.

The failure to enroll patients for clinical trials may cause delays in developing vosaroxin and SNS-062.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vosaroxin or SNS-062. Based upon a meeting with the FDA held in July 2015 concerning vosaroxin, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the United States, therefore we will need to enroll patients in the related clinical trial or trials and may also be required to enroll patients for additional clinical trials required by the EMA or other regulatory authorities. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments for vosaroxin include nucleoside analogs, anthracyclines and hypomethylating agents. Competing treatments for SNS-062 include other BTK inhibitors, PI3K inhibitors, and several other drug classes.  Moreover, when one product candidate is evaluated in multiple clinical trials simultaneously, patient enrollment in ongoing trials can be adversely affected by negative results from completed trials.

The results of preclinical studies and clinical trials may not satisfy the requirements of the EMA, FDA or other regulatory agencies.

Prior to receiving approval to commercialize vosaroxin, SNS-062 or future product candidates in Europe, the United States or in other territories, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the EMA, FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and based upon a meeting with the FDA held in July 2015, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing for vosaroxin in the United States. Even if we believe preclinical or clinical data from preclinical studies and clinical trials are promising, such data may not be sufficient to support approval by the EMA, FDA and other regulatory authorities.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, vosaroxin, SNS-062 or other product candidates.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our planned and existing clinical trials for vosaroxin and SNS-062. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing vosaroxin, SNS-062 or other product candidates.

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

•

substantial damages for past infringement, which we may have to pay if a court determines that vosaroxin, SNS-062 or any future product candidates infringe a third party’s patent or other proprietary rights;

•

a court order prohibiting us from selling or licensing vosaroxin, SNS-062 or any future product candidates unless a third party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

If our competitors develop and market products that are more effective, safer or less expensive than vosaroxin, SNS-062 or other product candidates, our commercial opportunities will be negatively impacted.

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

We believe that our ability to successfully compete in the marketplace with vosaroxin, SNS-062 and any future product candidates, if any, will depend on, among other things:

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

Our proprietary rights may not adequately protect vosaroxin, SNS-062 or future product candidates, if any.

Our commercial success will depend on our ability to obtain patents and maintain adequate protection for vosaroxin, SNS-062 and any future product candidates in Europe, the United States and other countries. We own, co-own or have rights to a significant number of issued U.S. and foreign patents and pending U.S. and foreign patent applications. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets or are subject to marketing exclusivity administered by regulatory authorities.

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

While we have and continue to seek additional patent protection for vosaroxin, SNS-062 and other product candidates, and methods of their manufacture and use, even if one or more of our product candidates are approved by the EMA, FDA or their equivalents in other territories, we may not be able to recover our development costs for these programs prior to the expiration of any patents that are granted.

The vosaroxin composition-of-matter was covered by U.S. Patent No. 5,817,669 B2 and its counterpart patents in foreign jurisdictions. These patents expired in 2015. We have been granted patents relating to vosaroxin compositions, uses of vosaroxin, and manufacture of vosaroxin, in the United States and other geographies. In addition to the granted US and European patents, we have been granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world.  In addition, other patents have been granted in the United States and other countries claiming certain technology related to vosaroxin and other methods of use of vosaroxin.

We are seeking and have been granted patents relating to the SNS-062 composition of matter, and compositions, and uses and manufacture of vosaroxin, in the U.S., Europe and other geographies, including major markets, throughout the world.

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

We do not know when, if ever, vosaroxin,SNS-062 or other product candidates will be approved by the EMA, FDA or other regulatory authorities.  Even if one or more of our products are approved for commercial marketing in the future, we may not have sufficient time to commercialize our products to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering our products. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, or Biogen, the company from which we licensed SNS-062, may extend beyond the patent expiration, which would further erode the profitability of our products. In addition, our potential obligation to pay RPI royalties on vosaroxin revenues pursuant to the Royalty Agreement would also further erode the profitability of this product.

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

A loss of key personnel or the work product of current or former personnel could hamper or prevent our ability to commercialize vosaroxin, SNS-062 and future product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We currently have limited marketing staff and no sales or distribution organization. If we are unable to develop a sales and marketing and distribution capability on our own, by contracting with third parties or through collaborations with marketing partners, we will not be successful in commercializing our products.

We currently have no sales or distribution capabilities and a limited marketing staff. If we receive favorable feedback from our regulatory discussion with the EMA or FDA and are able to pursue and obtain marketing approval for our products in Europe or the U.S., we may establish our own sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our products in these territories, which will be expensive and time consuming. Any failure or delay in the development of our internal or subcontracted sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We plan to collaborate with third parties that have direct sales forces and established distribution systems in certain territories as part of the commercialization of vosaroxin. To the extent that we enter into co-promotion or other licensing arrangements, our product revenue is likely to be lower than if we marketed or sold vosaroxin directly. In addition, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize vosaroxin. If we are not successful in commercializing vosaroxin, SNS-062 or our future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our loan and security agreement (“the Loan Agreement”), with Western Alliance Bank (Western Bank”) and Solar Capital Ltd (“Solar Capital”, and collectively with Western Bank, (“the Lenders”), contains a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Loan Agreement to be correct in all material respects when made.

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

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of vosaroxin or other product candidates.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in Europe or the United States until we receive approval of an MAA or NDA for these respective territories, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin or SNS-062 in any jurisdiction. In addition, failure to comply with EMA, FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

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

Because we conduct clinical trials in humans, we face the risk that the use of vosaroxin, SNS-062 or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

Even if we receive regulatory approval to sell vosaroxin or other product candidates, the market may not be receptive.

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

If vosaroxin or other product candidates fail to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

Even if we receive regulatory approval for vosaroxin or any other future product candidate, we will be subject to ongoing EMA, FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize vosaroxin or any other future product candidate.

Any regulatory approvals that we or our potential future collaboration partners receive for vosaroxin or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

The FDA and other agencies, including the Department of Justice (“DOJ”), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws and state consumer protection laws.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Europe, the United States or other territories. If we are not able to maintain regulatory compliance, we might not be permitted to market vosaroxin or our future products and we may not achieve or sustain profitability. Other penalties for failing to comply with regulatory requirements include restrictions on such products, manufacturers or manufacturing processes; restrictions on the labeling or marketing of a product; restrictions on distribution or use of a product;  requirements to conduct post-marketing studies or clinical trials; warning letters or untitled letters; withdrawal of the products from the market; refusal to approve pending applications or supplements to approved applications that we submit; recall of products;  damage to relationships with any potential collaborators; unfavorable press coverage and damage to our reputation; fines, restitution or disgorgement of profits or revenues; suspension or withdrawal of marketing approvals; refusal to permit the import or export of our products; product seizure; injunctions or the imposition of civil or criminal penalties; and litigation involving patients using our products. Additionally, failure to comply with the European Union’s requirements regarding the protection of personal information also can lead to significant penalties and sanctions.

The coverage and reimbursement status of newly approved drugs is uncertain and may be impacted by current and future legislation, and failure to obtain adequate coverage and reimbursement could limit our ability to market our product candidates and decrease our ability to generate revenue.

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

Likewise, in the United States and some foreign jurisdictions, there have been a number of legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs that could result in lower prices or rejection of our future products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that may limit or restrict reimbursement for our future products may reduce any future product revenue.

For example, the ACA, signed into law in 2010, substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. However, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any future approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Our relationships with healthcare providers, clinical investigators, and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, clinical investigators, and third party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current future arrangements with healthcare providers, clinical investigators and third party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable state, federal and foreign healthcare laws and regulations include the following:

•

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for either the referral of an individual, or the purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs;

•

Federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid;

•

HIPAA imposes criminal and civil liability prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, among other things, makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity; created four new tiers of civil monetary penalties; amended HIPAA to make civil and criminal penalties directly applicable to business associates; and gave state attorneys general new authority to file civil actions to enforce the federal HIPAA laws;

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws, transparency statutes, and privacy and security laws. Such laws may be broader than the federal law, including that they may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers. There also are an increasing number of state laws that require manufacturers to file reports with states regarding pricing and marketing information, such as tracking and reporting of gifts, compensation, other remuneration and items of value provided to health care professionals and health care entities, or marketing expenditures; require pharmaceutical companies to, among other things, establish and implement commercial compliance programs or codes of conducts; and/or require a pharmaceutical company’s sales representatives to be registered or licensed by the state or local governmental entity. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to a wide range of sanctions and penalties, including potentially significant criminal, and civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, integrity obligations contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect our financial performance and disrupt our business operations.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing vosaroxin or other product candidates abroad.

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

In 2016, our common stock traded as low as $2.63 and as high as $6.30. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin and SNS-062, including investigator-sponsored trials;
•

announcements of additional FDA requirements for a regulatory path for vosaroxin or non-approval of vosaroxin, such as the July 2015 request that we provide additional clinical evidence prior to any regulatory filing in the United States;

•	delays in filing regulatory documents with the EMA, FDA or other regulatory agencies, or delays in the review process by the EMA, FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;
•	delays in the commercialization of vosaroxin, SNS-062 or our future products, if any;
•	our ability to complete a commercialization agreement for vosaroxin in Europe on satisfactory terms;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	failure to maintain compliance with the covenants in the Loan Agreement;
•	introduction of new products by our competitors;
•	issues in manufacturing vosaroxin or SNS-062 drug substance or drug product, or future products, if any;
•	market acceptance of vosaroxin, SNS-062 or our future products, if any;
•	announcements relating to our arrangements with Biogen, Takeda or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of analysts;
•	third-party healthcare reimbursement policies;
•	EMA, FDA or other European, U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of vosaroxin or future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel

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

Our corporate headquarters is currently located at 395 Oyster Point Boulevard in South San Francisco, California. In January 2014, we entered into a lease for 15,378 square feet of office space at this location. We amended the lease in June 2014 to add 6,105 square feet of additional office space within the same building. We last amended the lease in May 2016 to extend the expiration date to June 30, 2018.

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

Our common stock is listed on The NASDAQ Stock Market under the symbol “SNSS.” The following table sets forth the range of the high and low sales prices by quarter, as reported by NASDAQ, after giving retroactive effect to the one-for-six reverse split of shares of our capital stock, or the Reverse Split, effected on September 7, 2016.

Year-Ended December 31, 2015	High	Low
First Quarter	$17.64	$11.40
Second Quarter	$18.84	$12.06
Third Quarter	$22.32	$4.44
Fourth Quarter	$6.60	$4.68

Year-Ended December 31, 2016	High	Low
First Quarter	$5.73	$2.70
Second Quarter	$3.84	$2.63
Third Quarter	$6.30	$2.99
Fourth Quarter	$5.00	$3.41

As of February 28, 2017, there were approximately 141 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On February 28, 2017, the last sale price reported on The NASDAQ Stock Market for our common stock was $4.21 per share.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our board of directors is to retain cash and investments primarily to provide funds for our future growth. In addition, under the terms of our loan and security agreement with the Lenders, we are precluded from paying cash dividends without the prior written consent of the lenders.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission during the year ended December 31, 2016, there were no unregistered sales of equity securities by us during the year ended December 31, 2016.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2011 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

The following performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sunesis Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*	$100 invested on December 31, 2011 in stock or index, including reinvestment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2016 and 2015 and the selected consolidated statements of operations data for each year ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2014, 2013, and 2012 and the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
Consolidated Statements of Operations:	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Revenue:
License and other revenue	$2,536	$3,061	$5,734	$7,956	$3,754
Total revenues	2,536	3,061	5,734	7,956	3,754
Operating expenses:
Research and development	22,881	23,701	27,665	28,891	29,185
General and administrative	16,115	18,662	23,112	10,838	9,175
Total operating expenses	38,996	42,363	50,777	39,729	38,360
Loss from operations	(36,460)	(39,302)	(45,043)	(31,773)	(34,606)
Interest expense	(1,721)	(939)	(1,719)	(2,917)	(1,855)
Other income (expense), net(1)	158	3,565	3,760	92	(7,490)
Net loss	$(38,023)	$(36,676)	$(43,002)	$(34,598)	$(43,951)
Basic and diluted loss per common share:
Net loss:
Basic	$(38,023)	$(36,676)	$(43,002)	$(34,598)	$(43,951)
Diluted	$(38,023)	$(36,676)	$(46,894)	$(34,598)	$(43,951)
Shares used in computing net loss per common share:
Basic	15,688	12,156	10,010	8,024	7,735
Diluted	15,688	12,156	10,252	8,024	7,735
Net loss per common share:
Basic	$(2.42)	$(3.02)	$(4.30)	$(4.31)	$(5.68)
Diluted	$(2.42)	$(3.02)	$(4.57)	$(4.31)	$(5.68)

(1)

During 2016, 2015, 2014, 2013 and 2012, we recorded net non-cash credits (charges) of nil, $3.5 million, $3.9 million, $0.1 million and $(7.5) million, respectively, related to the revaluation of the liability for warrants issued in connection with the underwritten public offering of our common stock in October 2010 (see Note 10 of the accompanying consolidated financial statements).

	As of December 31,
Consolidated Balance Sheet Data:	2016	2015	2014	2013	2012
	(In thousands)
Cash, cash equivalents and marketable securities	$42,588	$46,430	$42,981	$39,293	$71,227
Working capital	32,292	27,989	16,323	6,520	41,191
Total assets	43,234	47,002	44,246	40,525	73,017
Non-current portion of deferred revenue	—	610	2,563	3,712	11,668
Current portion of notes payable	3,333	7,834	9,257	9,018	6,610
Non-current portion of notes payable	11,102	—	—	9,025	17,651
Convertible preferred stock	18,808	16,459	—	—	—
Common stock and additional paid-in capital	599,634	570,318	536,506	473,514	457,016
Accumulated deficit	(597,396)	(559,373)	(522,697)	(479,695)	(445,097)
Total stockholders’ equity (deficit)	21,024	27,393	13,802	(6,184)	11,957

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2016 and results of operations for the year ended December 31, 2016 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our strategy, including receiving approval of vosaroxin from the European Medicines Agency, our regulatory and clinical strategies for gaining marketing approval in the United States, our marketing plans and commercialization strategies for vosaroxin, if approved, and the commercial potential of vosaroxin in Europe and clinical development of SNS-062, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., “Biogen,” is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 in Belgium and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers. In September and again in in December 2016, we announced results from the Company’s Phase 1A study in healthy volunteers evaluating oral non-covalent, reversible BTK inhibitor SNS-062. The study demonstrated a favorable safety, pharmacokinetic (PK) and pharmacodynamic (PD) profile for SNS-062 in healthy subjects.  In December 2016 we filed an Investigational New Drug (“IND”) application with the FDA to conduct a Phase 1B/2 trial in patients with various B-cell malignancies, and in January 2017 the IND was cleared to proceed.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, which are currently being evaluated in pre-clinical absorption, distribution, metabolism and excretion, and toxicology studies.

Both BTK and PDK1 programs were originally developed under a research collaboration agreement between Biogen and Sunesis. In 2011, Biogen exclusively licensed the PDK1 program to Takeda along with the more advanced program, TAK-580. We currently expect that SNS-062, SNS-510 and SNS-229 will be developed exclusively by Sunesis for the foreseeable future.

In addition, we are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B study in combination with nivolumab, a PD-1 checkpoint inhibitor; TAK-228, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; and several chemotherapeutic agents, in adult patients with advanced non-hematologic malignancies.

Our most advanced program is QINPREZOTM (vosaroxin), our product candidate for the potential treatment of acute myeloid leukemia (“AML”). Vosaroxin is an anticancer quinolone derivative (“AQD”) —a class of compounds that has not been used previously for the treatment of cancer.

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. Detailed results of the VALOR trial were presented in the “Late Breaking Abstracts” session of the American Society of Hematology (“ASH”) Annual Meeting in December 2014 and additionally published in the September 2015 issue of The Lancet Oncology.

The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data, in November 2014, we submitted a letter of intent to the European Medicines Agency (“EMA”), describing our intention to file a marketing authorization application (“MAA”), for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML in the European Union. In June 2015, we met separately with our Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In April 2016 we received a list of questions relating to our MAA filing (the “Day 120 Questions”)  We responded to these questions in October 2016 and in December 2016 we received a list of outstanding issues (the “Day 180 LOI”)  We are currently in the process of preparing responses to the Day 180 LOI. In July 2015, we met with the U.S. Food and Drug Administration (the “FDA”), to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

Recent Financial History

Equity Financing Agreements

In October 2016, we completed underwritten offering of (i) 5,675,825 shares of our common stock at a price of $3.85 per share, and (ii) 1,558 shares of our non-voting Series C Convertible Preferred Stock (“Series C Stock”) at a price of $3,850.00 per share. Gross proceeds from the sale were $27.9 million and net proceeds were $25.9 million. Each share of non-voting Series C Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

In December 2015, we completed underwritten offering of (i) 1,832,698 shares of our common stock, that included the exercise of the underwriter's over-allotment option of 239,047 shares, at a price of $5.04 per share (as adjusted for the Reverse Split), and (ii) 20,200 shares of our non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 166 shares of our common stock (as adjusted for the Reverse Split), provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

In August 2011, we entered into a Controlled Equity OfferingSM sales agreement (“the Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During 2016, we sold an aggregate of 57,000 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.73 per share for gross proceeds and net proceeds of $0.3 million, after deducting Cantor’s commission. As of February 28, 2017, $17.9 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

Loan Agreement

On March 31, 2016, we entered into the Loan Agreement with the Lenders and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided us with a loan in the principal amount of $15,000,000 of which $12,500,000 was funded on March 31, 2016 and $2,500,000 was funded on April 1, 2016, for working capital, to fund our general business requirements and to repay our indebtedness to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and us (the “Oxford Loan Agreement”). On March 31, 2016, we used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. We paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $42.6 million and an accumulated deficit of $597.4 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development process and seek regulatory approvals for vosaroxin.

We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin and future product candidates, and expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin or our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

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

Revenue Recognition

Revenue arrangements with multiple deliverables are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). Under ASC 605-25, revenue arrangements with multiple deliverables are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer. Consideration is allocated among the separate units of accounting based on their respective fair value, and the applicable revenue recognition is applied to each of the separate units.

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

Clinical Trial Accounting

We record accruals for estimated clinical trial costs, which include payments for work performed by contract research organizations (“CROs”), and participating clinical trial sites. These costs are generally a significant component of research and development expense. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed as incurred, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if we have incomplete or inaccurate information, our clinical trial accruals may not be accurate. The difference between accrued expenses based on our estimates and actual expenses have not been significant to date.

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

Overview of Revenues

We have not generated any revenue from the sale of commercial products, and do not anticipate product sales until at least 2016, if at all. Over the past three years, we have generated revenue primarily through the Royalty Agreement with RPI, and the license and collaboration agreement with Biogen. We cannot predict whether we will receive any additional event-based payments or royalties from these agreements, as amended, in the foreseeable future, or at all.

Overview of Operating Expenses

Research and development expense. Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•	in the preparation and execution of clinical trials, including those for vosaroxin;
•	in the discovery and development of novel small molecule therapeutics;
•	in the development and use of in-house research, preclinical study and development capabilities;
•	in connection with in-licensing activities; and
•	in the conduct of activities related to strategic collaborations.

The table below sets forth our research and development expense by program for each period presented:

	Year ended December 31,
	2016	2015	2014
		(in thousands)
Vosaroxin	$16,220	$20,204	$23,999
SNS-062	4,374	1,211	2,667
SNS-229 & SNS-510	2,287	2,286	999
Total	$22,881	$23,701	$27,665

Vosaroxin development is currently focused on the treatment of AML. Based on results of translational research, our own and investigator-sponsored trials, regulatory and competitive concerns and our overall financial resources, we anticipate that we will make determinations as to which indications to pursue and patient populations to treat in the future, and how much funding to direct to each indication, which will affect our research and development expense. If we proceed to commercialization following the approval of either an MAA filing with the EMA or an NDA filing with the FDA, research and development costs may increase in the future. As of December 31, 2016, we had incurred $219.1 million of expenses in the development of vosaroxin since it was licensed from Sumitomo in October 2003. We may continue to incur significant expenses related to the development of vosaroxin in future years. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the vosaroxin development program in the future.

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

As of December 31, 2016 we incurred a total of $13.4 million of development expenses associated with advancing the SNS-062 and SNS-229 and SNS-510 programs, and anticipate significantly increased expenditures on these programs in 2017 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580, a pan-RAF inhibitor currently in the maximum tolerated dose cohort expansion stage of a Takeda Phase 1, multicenter dose escalation study. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

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

Results of Operations

Years Ended December 31, 2016 and 2015

Revenue. Total revenue was $2.5 million in 2016 as compared to $3.1 million in 2015, primarily due to deferred revenue recognized related to the Royalty Agreement with RPI in each period. Deferred revenue recognized under the Royalty Agreement was lower in 2016 than in 2015 due to the change in the end date of the estimated performance period through which the balance of deferred revenue will be amortized from June 30, 2015 to March 31, 2017.

Research and development expense. Research and development expense was $22.9 million in 2016 as compared to $23.7 million in 2015, primarily relating to the vosaroxin development program in each year. The decrease of $0.8 million in 2016 was primarily due to a decrease of $2.2 million in personnel costs (including a decrease of $1.2 million in stock-based compensation expense), $0.2 million in office and related expenses, partially offset by increases of $0.6 million in clinical trial expenses, $0.5 million in professional services and $0.5 million in medical affairs expenses.

General and administrative expense. General and administrative expense was $16.1 million in 2016 as compared to $18.7 million in 2015. The decrease of $2.6 million in 2016 was primarily due to decreases of $1.8 million in professional services costs, $1.1 million in personnel costs due to reduction in headcount, partially offset by $0.3 million in office and related expenses.

Interest expense. Interest expense was $1.7 million in 2016 as compared to $0.9 million in 2015. The increase in 2016 was due to the interest expense to the Lenders under the Loan Agreement.

Other income, net. Net other income was $0.2 million in 2016 as compared to $3.6 million in 2015. The 2015 amount was primarily comprised of a net non-cash credit for the revaluation of warrants issued in the 2010 Offering.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2016, we had net operating loss carry-forwards for federal and state income tax purposes of $413.2 million and $267.1 million, respectively. We also had federal and state research and development tax credit carry-forwards of $8.2 million and $7.2 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss began to expire in 2015. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, the receipt of funds from our collaboration partners, the sale of revenue participation rights, and research grants.

Our cash, cash equivalents and marketable securities totaled $42.6 million as of December 31, 2016, as compared to $46.4 million as of December 31, 2015. The decrease of $3.8 million was primarily due to $37 million of net cash used in operating activities and $7.2 million of final payments against notes payable and $0.8 million of principal payments against notes payable, partially offset by net proceeds of $25.9 million from the underwritten offering and $14.8 million in net loan proceeds, and $0.3 million from the sale of our common stock through the Sales Agreement with Cantor and exercise of stock options.

In October 2016, we completed underwritten offering of (i) 5,675,825 shares of our common stock at a price of $3.85 per share, and (ii) 1,558 shares of our non-voting Series C Stock at a price of $3,850.00 per share. Gross proceeds from the sale were $27.9 million and net proceeds were $25.9 million. Each share of non-voting Series C Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

In December 2015, we completed underwritten offering of (i) 1,832,698 shares of our common stock, that included the exercise of the underwriter's over-allotment option of 239,047 shares, at a price of $5.04 per share (as adjusted for the Reverse Split), and (ii) 20,200 shares of our non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 166 shares of our common stock (as adjusted for the Reverse Split), provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding.

During 2016, we sold an aggregate of 57,000 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.73 per share for gross and net proceeds of $0.3 million, after deducting Cantor’s commission. As of December 31, 2016, $17.9 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Cash Flows

Net cash used in operating activities was $37.0 million in 2016, as compared to $38.7 million in 2015 and $43.2 million in 2014. Net cashed used in operating activities in 2016 resulted primarily from the net loss of $38.0 million and net adjustment for the non-cash items of $5.2 million (including $4.8 million for stock-based compensation) offset by changes in operating assets and liabilities of $4.1 million (including $2.4 million related to recognition of deferred revenue under the Royalty Agreement). Net cash used in operating activities in 2015 resulted primarily from the net loss of $36.7 million and changes in operating assets and liabilities of $5.0 million (including $2.9 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $3.0 million (including expenses of $6.3 million for stock-based compensation and a $3.5 million credit for the revaluation of warrants issued in the 2010 Offering. Net cash used in operating activities was $43.2 million in 2014, as compared to $37.4 million in 2013. Net cash used in 2014 resulted primarily from the net loss of $43.0 million and changes in operating assets and liabilities of $2.9 million (including $5.7 million related to recognition of deferred revenue under the Royalty Agreement), partially offset by net adjustments for non-cash items of $2.7 million (including expenses of $6.2 million for stock-based compensation and a $3.9 million credit for the revaluation of warrants issued in the 2010 Offering).

Net cash used in investing activities was $15.0 million in 2016 and $1.3 million in 2015, as compared to $3.3 million provided by investing activities in 2014. Net cash used in 2016 and 2015 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities. Net cash provided in 2014 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $33.1 million in 2016, as compared to $42.2 million in 2015 and $46.9 million in 2014. Net cash provided in 2016 resulted primarily from net proceeds of $25.9 million from the underwritten offering and $14.7 million in net loan proceeds, and $0.4 million from the sale of our common stock through the Sales Agreement with Cantor and exercise of stock options, partially offset by $7.2 million of final payments against notes payable and $0.8 million of principal payments against notes payable. Net cash provided in 2015 resulted primarily from net proceeds of $25.2 million from the underwritten offering, $18.1 million from sales of our common stock through Cantor and $0.5 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $1.6 million of principal payments against notes payable. Net cash provided in 2014 resulted primarily from net proceeds of $40.0 million from the underwritten offering, $14.3 million from sales of our common stock through Cantor and $2.0 million from the exercise of warrants, stock options and stock purchase rights, partially offset by $9.4 million of principal payments against notes payable

Operating Cash Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA, EMA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of vosaroxin, SNS-062 and future product candidates. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

We believe that we currently have the resources to fund our operations through the first quarter of 2018. We will need to raise substantial additional capital to complete the development and potential commercialization of vosaroxin and SNS-062. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin and SNS-062, or a combination of the above.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations(1)	$18,180	$4,638	$11,281	$2,261	$—
Operating lease obligations(2)	$986	$654	$332	$—	$—

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

(2)

Operating lease obligations relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, we entered into a lease for 15,378 square feet with an expiration date of April 30, 2015. In June 2014, we amended the lease to add 6,105 square feet of additional office space within the same building. We last amended the lease in May 2016 to extend the expiration date to June 30, 2018.

The above amounts exclude potential payments under:

•

our 2003 license agreement with Sumitomo pursuant to which we are required to make certain milestone payments in the event we file new drug applications in the United States, Europe or Japan, and if we receive regulatory approvals in any of these regions, for cancer-related indications, including a payment following the filing of an MAA with the EMA. If vosaroxin is approved for a non-cancer indication, an additional milestone payment becomes payable to Sumitomo. We are also required to make royalty payments to Sumitomo in the event that vosaroxin is commercialized.

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

Interest Rate and Market Risk

As of December 31, 2016 and 2015, we had $42.6 million and $46.4 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31 of each year, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total Fair Value as of
	0-3	Over 3	December 31,
	months	months	2016
Available-for-sale securities	$16,074	$22,209	$38,283
Average interest rate	0.5%	0.7%

	Expected Maturity		Total Fair Value as of
	0-3	Over 3	December 31,
	months	months	2015
Available-for-sale securities	$28,264	$11,083	$39,347
Average interest rate	0.2%	0.5%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the Euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of December 31, 2016 and 2015, we held investments denominated in Euros with an aggregate fair value of $0.7 million. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunesis Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Redwood City, California

March 9, 2017

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,056	$26,886
Marketable securities	34,532	19,544
Prepaids and other current assets	643	558
Total current assets	43,231	46,988
Property and equipment, net	3	14
Total assets	$43,234	$47,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,871	$2,453
Accrued clinical expense	1,434	1,954
Accrued compensation	2,000	1,606
Other accrued liabilities	1,691	2,711
Current portion of deferred revenue	610	2,441
Current portion of notes payable	3,333	7,834
Total current liabilities	10,939	18,999
Non-current portion of deferred revenue	—	610
Non-current portion of notes payable	11,102
Other liabilities	169	—
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31,2016;18 and 20 shares issued and outstanding as of December 2016 and 2015, respectively	18,808	16,459
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2015; 20,925 and 14,420 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2	1
Additional paid-in capital	599,632	570,317
Accumulated other comprehensive loss	(22)	(11)
Accumulated deficit	(597,396)	(559,373)
Total stockholders’ equity	21,024	27,393
Total liabilities and stockholders’ equity	$43,234	$47,002

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
License and other revenue	$2,536	$3,061	$5,734
Total revenues	2,536	3,061	5,734
Operating expenses:
Research and development	22,881	23,701	27,665
General and administrative	16,115	18,662	23,112
Total operating expenses	38,996	42,363	50,777
Loss from operations	(36,460)	(39,302)	(45,043)
Interest expense	(1,721)	(939)	(1,719)
Other income, net	158	3,565	3,760
Net loss	(38,023)	(36,676)	(43,002)
Unrealized loss on available-for-sale securities	(11)	(4)	(4)
Comprehensive loss	(38,034)	$(36,680)	$(43,006)
Basic and diluted loss per common share:
Net loss:
Basic	$(38,023)	$(36,676)	$(43,002)
Diluted	$(38,023)	$(36,676)	$(46,894)
Shares used in computing net loss per common share:
Basic	15,688	12,156	10,010
Diluted	15,688	12,156	10,252
Net loss per common share:
Basic	$(2.42)	$(3.02)	$(4.30)
Diluted	$(2.42)	$(3.02)	$(4.57)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

						Accumulated		Total
						Other		Stock
	Convertible				Additional	Comprehensive		holders’
	Preferred Stock		Common Stock		Paid-In	(Loss)	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2013			9,057	$1	$473,513	$(3)	$(479,695)	$(6,184)
Issuance of $43,013 of common stock through controlled equity offering facilities, net of issuance costs of $2989	—	—	775	—	40,024	—	—	40,024
Issuance of $14,734 of common stock through controlled equity offering facilities, net of issuance costs of $442	—	—	852	—	14,292	—	—	14,292
Issuance of common stock pursuant to warrant exercises	—	—	221	—	949	—	—	949
Issuance of common stock pursuant to stock option exercises	—	—	94	—	1,226	—	—	1,226
Issuance of common stock under employee stock purchase plans	—	—	17	—	282	—	—	282
Issuance of common stock to employees	—	—	1	—	—	—	—	—
Stock-based compensation expenses—employees	—	—	—	—	5,882	—	—	5,882
Stock-based compensation expenses—non-employees	—	—	—	—	337	—	—	337
Net loss	—	—	—	—	—	—	(43,002)	(43,002)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Balance as of December 31, 2014	—	—	11,017	1	536,505	(7)	(522,697)	13,802
Issuance of $9,236 of common stock in underwritten offering, net of issuance costs of $527	—	—	1,833	—	8,709	—	—	8,709
Issuance of $18,564 of common stock through controlled equity offering facilities, net of issuance costs of $439	—	—	1,160	—	18,125	—	—	18,125
Issuance of common stock pursuant to warrant exercises	—	—	350	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	28	—	331	—	—	331
Issuance of common stock under employee stock purchase plans	—	—	22	—	202	—	—	202
Issuance of common stock to employees	—	—	10	—	—	—	—	—
Issuance of preferred stock	20,200	16,459	—	—	—	—	—	16,459
Issuance of warrants to purchase common stock	—	—	—	—	100	—	—	100
Stock-based compensation expenses—employees	—	—	—	—	6,149	—	—	6,149
Stock-based compensation expenses—non-employees	—	—	—	—	196	—	—	196
Net loss	—	—	—	—	—	—	(36,676)	(36,676)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Balance as of December 31, 2015	20,200	16,459	14,420	1	570,317	(11)	(559,373)	27,393
Issuance of $21,852 of common stock in underwritten offering, net of issuance costs of $1,497	—	—	5,676	1	20,324	—	—	20,325
Issuance of $269 of common stock through controlled equity offering facilities, net of issuance costs of $5	—	—	57	—	269	—	—	269
Issuance of common stock upon conversion of preferred stock	(3,861)	(3,243)	644		3,243			—
Issuance of common stock under employee stock purchase plans	—	—	129	—	152	—	—	152
Issuance of preferred stock	1,558	5,592	—	—	—	—	—	5,592
Issuance of warrants to purchase common stock	—	—	—	—	536	—	—	536
Stock-based compensation expenses—employees	—	—	—	—	4,600	—	—	4,600
Stock-based compensation expenses—non- employees	—	—	—	—	191	—	—	191
Net loss	—	—	—	—	—	—	(38,023)	(38,023)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(11)	—	(11)
Balance as of December 31, 2016	17,897	18,808	20,925	$2	$599,632	$(22)	$(597,396)	$21,024

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(38,023)	$(36,676)	$(43,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,791	6,345	6,219
Depreciation and amortization	11	27	29
Amortization of debt discount and debt issuance costs	359	135	367
Write-off debt discount upon note repayment	27
Decrease in fair value of warrant liability	—	(3,543)	(3,892)
Changes in operating assets and liabilities:
Prepaids and other assets	(85)	660	(43)
Accounts payable	(582)	(724)	2,224
Accrued clinical expense	(520)	(1,158)	(1,638)
Accrued compensation	394	(681)	568
Other liabilities	169	—	—
Other accrued liabilities	(1,062)	(186)	1,674
Deferred revenue	(2,441)	(2,930)	(5,687)
Net cash used in operating activities	(36,962)	(38,731)	(43,181)
Cash flows from investing activities
Purchases of property and equipment	—	—	(48)
Purchases of marketable securities	(35,530)	(35,683)	(42,463)
Sale and maturities of marketable securities	20,531	36,930	45,836
Net cash (used in) provided by investing activities	(14,999)	1,247	3,325
Cash flows from financing activities
Proceeds from notes payable	15,000	—	—
Principal payments on notes payable and final payment	(7,983)	(1,642)	(9,356)
Payment of financing fees and debt issuance costs	(266)	—	—
Proceeds from issuance of convertible preferred stock offering, net	5,592	16,459	—
Proceeds from issuance of common stock and warrants	20,367	8,709	40,024
Proceeds from issuance of common stock through controlled equity offering facilities, net	269	18,125	14,292
Proceeds from exercise of warrants, stock options and stock purchase rights	152	533	1,961
Net cash provided by financing activities	33,131	42,184	46,921
Net (decrease) increase in cash and cash equivalents	(18,830)	4,700	7,065
Cash and cash equivalents at beginning of period	26,886	22,186	15,121
Cash and cash equivalents at end of period	$8,056	$26,886	$22,186
Supplemental disclosure of cash flow information
Interest paid	$1,239	$631	$1,221
Supplemental disclosure of non-cash activities
Transfer of fair value of exercised warrants to additional paid-in capital	$—	$100	$496
Conversion of preferred stock to common stock	$(3,243)	$—	$—
Fair value of warrants issued in connection with notes payable	$536
Cashless exercise of warrants	$—	$4,486	$9,337

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

In January 2014, Sunesis announced the expansion of its oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., “Biogen,” is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK.  The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1.

In addition, the Company is in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B study in combination with nivolumab, a PD-1 checkpoint inhibitor; TAK-228, an oral mTORC 1/2 inhibitor; alisertib, an oral aurora A kinase inhibitor; and several chemotherapeutic agents, in adult patients with advanced non-hematologic malignancies.

Sunesis’ most advanced program is QINPREZOTM (vosaroxin), our product candidate for the potential treatment of acute myeloid leukemia (“AML”). Vosaroxin is an anticancer quinolone derivative (“AQD”) —a class of compounds that has not been used previously for the treatment of cancer.

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial.  The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival, but based upon the favorable results of other predefined analyses of the data in November 2014, the Company submitted a letter of intent to the European Medicines Agency (“EMA”) describing its intention to file a marketing authorization application (“MAA”) for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, the Company met separately with its Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use. Based upon feedback from these meetings, the Company filed an MAA with the EMA at the end of 2015. In July 2015, the Company met with the U.S. Food and Drug Administration (“FDA”) to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that the Company provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, the Company is evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2016, had cash, cash equivalents and marketable securities totaling $42.6 million and an accumulated deficit of $597.4 million.

The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), its product candidate for the potential treatment of acute myeloid leukemia, and to continue the development of vosaroxin, SNS-062 and the Company’s other programs. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin and its other development programs, or a combination of the above. However, the Company does not know whether additional funding will be available on acceptable terms, or at all. If the Company is unable to raise required funding on acceptable terms or at all, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to vosaroxin, outlicense intellectual property rights to vosaroxin or our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our vosaroxin development program, potentially including any regulatory filings related to the VALOR trial, and/or limit or cease our operations.

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

Reverse Stock Split

On September 7, 2016, the Company effected a one-for-six reverse split of its common stock (the "Reverse Split"), as previously authorized and approved at the annual meeting of stockholders on June 7, 2016. As a result of the Reverse Split, every six shares of common stock were combined into one share of common stock. The Reverse Split affected the shares of Company's common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under the Company's equity incentive plans, (c) issuable upon the exercise of outstanding stock options, restricted stock units and warrants and (d) issuable upon conversion of the outstanding Series B Preferred Stock. All share and per-share data in our consolidated financial statements and notes thereto give retroactive effect to the Reverse Split for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede most existing revenue recognition guidance under GAAP. The new revenue standard requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. Entities can choose either the retrospective or cumulative effect transition method. The new revenue standard as amended by ASU No. 2015-14, is effective for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These pronouncements have the same effective date as the new revenue standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard.  The guidance allows for adoption on either a full retrospective or a modified retrospective basis. The Company has identified the contracts that need to be evaluated, but has not yet determined whether it will use the full retrospective of modified retrospective method of adoption. The Company plans to adopt this guidance on January 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which will require a reporting entity to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the reporting entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. The standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, for the year ended December 31, 2016. The Company reviewed its available capital, its 2017 operating plans, and its ability to sell up to $17.9 million of common stock available to be sold under the 2011 Sales Agreement with Cantor and determined that substantial doubt does not exist concerning its ability to meet its obligations. The Company will update and review its analysis for future interim and annual reporting periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 affects the recognition of excess tax benefits and deficiencies, revises the cash flow classification of share-based compensation related transactions, permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur, and allows more shares to be repurchased for tax withholding purposes without triggering liability accounting. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended September 30, 2016. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur which had no material impact on the Company’s unaudited condensed consolidated financial statements or related footnote disclosures. The Company recognized slightly higher share-based payment expense in 2016, relative to prior periods, as the effects of forfeitures are not recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The adoption of the remaining provisions in ASU 2016-09 had no effect on the Company’s unaudited condensed consolidated financial statements or related footnote disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. The standard will be effective for annual periods beginning after December 15, 2019, with early adoption permitted beginning in 2019. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company will evaluate the guidance and present the impact in its consolidated financial statements at the time of adoption.

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

In November 2016, THE FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on specific classification of Restricted Cash presented in the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt this ASU in the year ended December 31, 2016. There have been no changes in our reported statements of cash flows as a result of the adoption of ASU 2016-18.

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

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of December 31, 2016 and December 31, 2015, the Company held investments denominated in Euros with an aggregate fair value of $0.7 million. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income, net in the statements of operations and comprehensive loss.

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

The fair value of the Company’s liability for warrants issued in connection with the 2010 Offering (see Note 10) was determined using the Black-Scholes model, which requires inputs such as the expected term of the warrants, share price volatility, expected dividend yield and risk-free interest rate. As some of these inputs are unobservable, and require significant analysis and judgment to measure, these variables are classified as Level 3.

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of December 31, 2016 and December 31, 2015.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss—basic	$(38,023)	$(36,676)	$(43,002)
Adjustment for change in fair value of warrant liability	—	—	(3,892)
Net loss—diluted	$(38,023)	$(36,676)	$(46,894)
Denominator:
Weighted-average common shares outstanding—basic	15,688	12,156	10,010
Dilutive effect of warrants	—	—	242
Weighted-average common shares outstanding—diluted	15,688	12,156	10,252
Net loss per common share:
Basic	$(2.42)	$(3.02)	$(4.30)
Diluted	$(2.42)	$(3.02)	$(4.57)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2016	2015	2014
Warrants to purchase shares of common stock	218	938	1,496
Convertible preferred stock	4,270	3,353	—
Options to purchase shares of common stock	2,697	2,153	1,764
Outstanding securities not included in calculations	7,185	6,444	3,260

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2016	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$3,270	$—	$—	$3,270
U.S. Treasury securities	Level 1	16,029	—	(9)	16,020
U.S. certificates of deposit	Level 1	4,868	—	—	4,868
U.S. corporate debt obligations	Level 2	11,617	—	(11)	11,606
U.S. commercial paper	Level 2	2,521	—	(2)	2,519
Total available-for-sale securities		38,305	—	(22)	38,283
Less amounts classified as cash equivalents		(3,751)	—	—	(3,751)
Amounts classified as marketable securities		$34,554	$—	$(22)	$34,532

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2015	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$17,200	$—	$—	$17,200
U.S. Treasury securities	Level 1	1,003			1,003
U.S. certificates of deposit	Level 1	5,001	—	—	5,001
Debt securities of U.S. government agencies	Level 2	4,494			4,494
U.S. corporate debt obligations	Level 2	11,660	—	(11)	11,649
Total available-for-sale securities		39,358	—	(11)	39,347
Less amounts classified as cash equivalents		(19,803)	—	—	(19,803)
Amounts classified as marketable securities		$19,555	$—	$(11)	$19,544

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2016, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

	Gross
	Unrealized	Estimated Fair
December 31, 2016	Losses	Value
U.S. Treasury securities	$(9)	$16,020
U.S. corporate debt obligations	(11)	11,606
U.S. commercial paper	(2)	2,519
Total available-for-sale securities in an unrealized loss position	$(22)	$30,145

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale debt securities in the years ended December 31, 2016, 2015 and 2014.

Financial Liabilities

The warrants issued in connection with the 2010 Offering were classified as a liability on the Company’s consolidated balance sheet as of December 31, 2014 due to the potential for the warrants to be settled in cash upon the occurrence of certain transactions specified in the warrant agreements. At each balance sheet date, the estimated fair value of the outstanding warrants is determined using the Black-Scholes model and recorded to the balance sheet, with the change in fair value recorded to other income, net in the statements of operations and comprehensive loss, and the fair value of warrant exercises transferred to additional paid-in capital. In October 2015 all outstanding warrants related to the 2010 Offering expired unexercised.

The Black-Scholes model requires Level 3 inputs such as the expected term of the warrants and share price volatility. These inputs are subjective and generally require significant analysis and judgment to develop. Any changes in these inputs could result in a significantly higher or lower fair value measurement.

The following table summarizes the changes in the fair value of the Company’s Level 3 financial liabilities for the periods indicated (in thousands):

Warrant
Liability
Balance as of December 31, 2014	$3,543
Change in fair value of warrant liability	(3,543)
Exercise of warrants	—
Balance as of December 31, 2015 and 2016	$—

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2016	2015
Accrued outside services	$1,192	$2,011
Accrued professional services	381	644
Other accruals	118	56
Total other accrued liabilities	$1,691	$2,711

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

7. License Agreements

Overview

In August 2004, the Company entered into a collaboration agreement with Biogen MA, Inc. (“Biogen”) to discover, develop and commercialize small molecule inhibitors of the human protein Raf kinase, including family members Raf-1, A-Raf, B-Raf and C-Raf (collectively “Raf”) and up to five additional targets that play a role in oncology and immunology indications (the “Biogen OCA”). In connection with the Company’s June 2008 restructuring, the parties agreed to terminate the research obligations and related funding as of June 30, 2008.

In March 2011, as part of a series of agreements among the Company, Biogen and Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, (“Takeda”), the Company entered into: (a) an amended and restated collaboration agreement with Biogen (the “Biogen 1st ARCA”); (b) a license agreement with Takeda (the “Takeda Agreement”); and (c) a termination and transition agreement among the Company, Biogen and Takeda (the “Termination and Transition Agreement”).

The Termination and Transition Agreement provided for (a) the termination of Biogen’s exclusive rights under the Biogen OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein Bruton’s tyrosine kinase (“BTK”); (b) the permitted assignment to Takeda of all related Company collaboration assets and rights to Raf kinase and the human protein phosphoinositide-dependent kinase-1 (“PDK1”); and (c) the payment of $4.0 million upfront from Takeda to the Company, which was recorded as revenue in March 2011.

Biogen Idec

The Biogen 1st ARCA amended and restated the Biogen OCA, to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, the Company no longer has research obligations, but licenses granted to Biogen with respect to the research collaboration under the Biogen OCA (other than the licenses transferred to Takeda under the Takeda Agreement) remain in effect.

In June 2012, the Company received an event-based payment and recognized as revenue of $1.5 million from Biogen for the advancement of pre-clinical work in connection with the Biogen 1st ARCA. Under this agreement, the Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development by Biogen of the first two indications for licensed products against the BTK target. The Company is also eligible to receive royalty payments depending on related product sales, if any.

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen (the “Biogen 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize SNS-062, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. The Company may be required to make a $2.5 million milestone payment depending on its development of SNS-062 and royalty payments depending on related product sales of SNS-062. All other of Sunesis’ rights and obligations contained in the Biogen 1st ARCA remain unchanged, except that potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen for potential future sales of SNS-062.

Takeda

Under the Takeda Agreement, the Company granted exclusive licenses to products against two oncology targets originally developed under the Biogen OCA, Raf and PDK1, under substantially the same terms as under the Biogen OCA.

In January 2014, the Company entered into an amended and restated license agreement with Takeda (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Takeda Agreement, the Company paid an upfront fee of $0.4 million and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and royalty payments depending on related product sales, if any.

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

The facility fee and legal fees related to the debt are being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet and amortized as interest expense over the term of the loan using the effective interest method.  The final payment is being accreted as interest expense over the term of the loan using the effective interest method and is included as a component of non-current portion of notes payable on the Company’s consolidated balance sheet.

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

Aggregate future minimum payments due under the Loan Facility as of December 31, 2016 were as follows (in thousands):

Year ending December 31,	Total
2017	$4,638
2018	5,874
2019	5,407
2020	2,261
Total minimum payments	18,180
Less amount representing interest	(3,180)
Total notes payable as of December 31, 2016	15,000
Less unamortized debt discount and issuance costs	(565)
Less current portion of notes payable	(3,333)
Non-current portion of notes payable	$11,102

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2016 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiry date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. The lease has been amended in January 2015 and September 2015 to extend the expiration date to December 31, 2016 and in September 2016, respectively and in May 2016, the lease was again amended to extend the expiration date to June 30, 2018.

Aggregate non-cancelable future minimum rental payments under operating leases as of December 31, 2016, were as follows (in thousands):

Year Ending December 31,	Payments
2017	$654
2018	$332
Total rental payments	$986

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 17,897 shares and 20,200 shares of preferred stock outstanding as of December 31, 2016 and 2015, respectively. These shares are non-voting Series B and Series C Convertible Preferred Stock at a price of $840 and $3,850 per share, respectively. Each share of non-voting Series B is convertible into 166 shares of our common stock (as adjusted for the Reverse Split) and each share of non-voting Series C Stock is convertible into 1000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B and Series C Stock will receive a payment equal to $0.0001 per share of Series B and Series C Stock before any proceeds are distributed to the holders of Common Stock. Shares of Series B and Series C Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B and Series C Stock will be required to amend the terms of the Series B and Series C Stock. Shares of the Series B and Series C Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all of the Company’s Common Stock;
•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series B and Series C Stock;
•	on parity with any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series B and Series C Stock;
•

junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series B and Series C Stock; in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

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

Underwritten Offering

In December 2015, the Company completed underwritten offering of (i) 1,832,698 shares of its common stock, that included the exercise of the underwriter's over-allotment option of 239,047 shares, at a price of $5.04 per share (as adjusted for the Reverse Split), and (ii) 20,200 shares of its non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 166 shares of Sunesis common stock (as adjusted for the Reverse Split), provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of Sunesis common stock then outstanding.

In October 2016, the Company completed underwritten offering of (i) 5,675,825 shares of its common stock at a price of $3.85 per share, and (ii) 1,558 shares of its non-voting Series C Convertible Preferred Stock (“Series C Stock”) at a price of $3,850.00 per share. Gross proceeds from the sale were $27.9 million and net proceeds were $25.9 million. Each share of non-voting Series C Stock is convertible into 1,000 shares of Sunesis common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of Sunesis common stock then outstanding.

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

During the year ended December 31, 2016, the Company sold an aggregate of 57,000 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $4.73 per share for gross and net proceeds of $0.3 million, after deducting Cantor’s commission. As of December 31, 2016, $17.9 million of common stock remained available to be sold under this facility.

2010 Offering

In October 2010, the Company completed an underwritten offering, pursuant to which the Company issued an aggregate of 1,226,268 shares of common stock and warrants to purchase 613,133 shares of common stock, for aggregate gross proceeds of $15.5 million (the “2010 Offering”). Net proceeds from the sale were $14.2 million, after deducting underwriting discounts and offering expenses. The warrants had an exercise price of $15.12 per share. In October 2015, all outstanding warrants related to the 2010 Offering expired unexercised.

Equity Incentive Plans

The Company grants options to purchase shares of its common stock primarily to: (i) new employees, of which 25% of the shares subject to such options become exercisable on the first anniversary of the vesting commencement date, and 1/48th of the shares subject to such options become exercisable each month over the remainder of the four-year vesting period, (ii) existing employees with various vesting schedules over three to four years, (iii) new non-employee members of the board of directors, of which 50% of the shares subject to such options become exercisable on each of the first and second anniversary of the vesting commencement date, and (iv) continuing non-employee members of the board of directors, of which 1/24th of the shares subject to such options become exercisable each month following the date of grant over a two-year vesting period.

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

The Company initially reserved a total of 1,006,976 shares of common stock for issuance under the 2011 Plan, which is the sum of (i) the 89,967 shares remaining available as of the Effective Date under the Prior Plans, (ii) an additional 733,333 new shares, and (iii) that portion of the 183,676 shares underlying stock options granted and currently outstanding under the Prior Plans that expire or terminate for any reason prior to exercise or settlement or that are forfeited because of the failure to meet a contingency or condition required to vest such shares.

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2016 and 2015, in accordance with the above, the number of shares of common stock available for issuance under the 2011 Plan was increased by 576,785 and 440,679 shares, respectively.

During the year ended December 31, 2016, options to purchase 777,049 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2016, there were 88,411 shares available for future grants under the 2011 Plan.

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

The Company initially reserved a total of 83,333 shares of common stock for issuance under the 2011 ESPP. The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors.

A total of 59,086 shares were issued under the 2011 ESPP during the year ended December 31, 2016. As of December 31, 2016, there were 46,179 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2016 were as follows (in thousands, except per share amounts):

		Exercise Price
Date Issued	Shares	Per Share	Expiration
February 2015	10	$13.32	February 2020
March 2016	208	$3.25	March 2021
Total warrants outstanding and exercisable	218

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2016 were as follows (in thousands):

	Shares
	Available		Total
	for Future	Outstanding	Shares
	Grant	Securities	Reserved
Warrants	—	218	218
Convertible preferred stock	—	4,270	4,270
Stock option plans	89	2,698	2,787
Employee stock purchase plan	46	—	46
Total reserved shares of common stock	135	7,186	7,321

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

	Year ended December 31,
	2016	2015	2014
Research and development	$1,630	$2,856	$2,201
General and administrative	2,970	3,292	3,681
Employee stock-based compensation expense	4,600	6,148	5,882
Non-employee stock-based compensation expense	191	196	337
Total stock-based compensation expense	$4,791	$6,344	$6,219

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

	Year Ended December 31,
	2016	2015	2014
Assumptions:
Expected term (years)	5.3	5.2	5.2
Expected volatility	110.0%	99.9%	88.1%
Risk-free interest rate	1.9%	1.7%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$3.12	$6.20	$19.10
Options granted to employees (in thousands)	750	531	613
Total estimated grant date fair value (in thousands)	$2,344	$3,294	$11,704

The estimated fair value of stock options that vested in the years ended December 31, 2016, 2015 and 2014, was $4.6 million, $5.8 million and $2.6 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock, as well as that for a mature peer group of companies in the same industry. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding as of December 31, 2015	2,083	$18.32
Options granted	777	$3.89
Options exercised	—	—
Options forfeited or expired	(219)	$25.77
Outstanding as of December 31, 2016	2,641	$13.50	6.90	$48
Vested and expected to vest as of December 31, 2016	2,641	$13.50	6.90	$48
Exercisable as of December 31, 2016	1,524	$18.23	5.28	$12

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2016.

The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was nil, $0.2 million and $2.7 million, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $5.3 million as of December 31, 2016, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.7 years.

Bonus Awards

On February 11, 2016, the Compensation Committee of the Company’s Board of Directors approved cash bonuses to certain of the Company’s employees, including its named executive officers, pursuant to the Company’s 2015 Bonus Program. Under the 2015 Bonus Program, each participant was eligible to receive a cash bonus in an amount up to a specified target percentage of such participant’s annual base salary for 2015 based on the level of achievement of certain corporate and individual objectives. The bonus payment amounts approved by the Compensation Committee were based on its determination of the degree to which such corporate and individual objectives were achieved. A portion of the bonuses awarded consisted of 122,000 fully vested shares of the Company’s common stock granted under the 2011 Plan. The stock portion of the bonus awards were granted effective as of February 29, 2016 and the cash portion of the bonus awards were paid on February 29, 2016. The number of shares of the Company’s common stock awarded to Mr. Daniel N. Swisher, Jr., the Company’s CEO and President, and Mr. Eric H. Bjerkholt, the Company’s Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary, under the 2011 Plan were determined based on the closing price of the Company’s common stock as quoted on the NASDAQ Capital Market on February 29, 2016, rounded down to the nearest whole share.

Performance Awards

On February 25, 2015, the Compensation Committee of the Board approved equity awards in the form of restricted stock units (“RSUs”) for certain of the Company’s employees (“participant”) under 2011 Stock Incentive Plan.  The RSUs have an exercise price of $0 and vesting is subject to the achievement of the earlier of one of two milestones: acceptance of NDA (U.S.) or approval of MAA (EU) and the participant being an employee at time of milestone achievement. As of December 31, 2016, none of the RSUs were vested.

The following table summarizes the Company's RSU activity for the year ended December 31, 2016 (in thousands, except per share amounts):

Number
of
Performance based restricted stock units	Shares
Outstanding as of December 31, 2015	71
Stocks granted	—
Stocks exercised	—
Stocks forfeited or expired	(15)
Outstanding as of December 31, 2016	56

12. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. operations	$(26,942)	$(23,705)	$(32,696)
Foreign operations	(11,081)	(12,971)	(10,306)
Loss before provision for income taxes	$(38,023)	$(36,676)	$(43,002)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at statutory rate	$(12,928)	$(12,470)	$(14,620)
Current year net operating losses and temporary differences for which no tax benefit is recognized	9,500	9,596	14,104
Foreign tax rate differential	3,768	4,410	3,504
Deferred revenue	(830)	(996)	(1,934)
Change in fair value of warrant liability	0	(1,204)	(1,313)
Other permanent differences	490	664	259
Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Federal and state net operating loss carry-forwards	$156,066	$147,408
Federal and state research credit carry-forwards	13,177	12,557
Capitalized research costs	4,824	5,119
Deferred revenue	244	1,221
Stock-based compensation	5,739	5,275
Property and equipment	120	127
Accrued liabilities	207	133
Gross deferred tax assets	180,377	171,840
Valuation allowance	(180,377)	(171,840)
Net deferred tax assets	$—	$—

The Company’s unrecognized tax benefits relate to research and development tax credits claimed on the Company’s tax returns. The research and development tax credits have not been utilized, are fully offset by a valuation allowance, and currently have no tax expense impact.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is follows (in thousands):

	December 31,
	2016	2015
Unrecognized tax benefits at beginning of period	$1,381	$—
Increases related to prior year tax positions	—	1,285
Increases related to current year tax positions	60	96
Unrecognized tax benefits at the end of period	$1,441	$1,381

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $8.5 million, $8.4 million and $14.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had federal net operating loss carry-forwards of $413.2 million and federal research and development tax credit carry-forwards of $9.1 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2016, the Company had state net operating loss carry-forwards of $267.1 million, net of $38.2 million of state net operating losses that had expired as of December 31, 2016, and state research and development tax credit carry-forwards of $8.0 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2016 and 2015, the Company had unrecognized tax benefits of $1.4 million.     The Company did not have any unrecognized tax positions as of December 31, 2014.

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

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2016.

14. Subsequent Events

None.

15. Selected Quarterly Financial Data (unaudited, and in thousands, except per share amounts)

The following table sets forth the Company’s unaudited consolidated financial results for the last eight fiscal quarters.

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Revenue	$640	$610	$610	$676	$854	$854	$683	$670
Net loss:
Basic	$(10,086)	$(10,446)	$(8,954)	$(8,537)	$(9,128)	$(8,949)	$(7,021)	$(11,578)
Diluted	$(10,086)	$(10,446)	$(8,954)	$(8,537)	$(9,128)	$(10,816)	$(7,021)	$(11,578)
Shares used in computing net loss per common share:
Basic	14,443	14,493	14,503	19,285	11,274	12,086	12,463	12,781
Diluted	14,443	14,493	14,503	19,285	11,274	12,088	12,463	12,781
Net loss per common share(1):
Basic	$(0.70)	$(0.72)	$(0.62)	$(0.44)	$(0.81)	$(0.12)	$(0.56)	$(0.91)
Diluted	$(0.70)	$(0.72)	$(0.62)	$(0.44)	$(0.81)	$(0.15)	$(0.56)	$(0.91)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarter per-share calculations will not necessarily equal the annual per share calculation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2016, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2016, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2016:

	(A)		(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	2,641,058	(2)	$13.50	134,590	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	2,641,058		$13.50	134,590

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.
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

(3)

Includes (i) 88,411 shares of common stock available for issuance under our 2011 Plan and (ii) 46,179 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2017.

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

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D.	Chairman of the Board	March 9, 2017
James W. Young, Ph.D.

/S/ DANIEL N. SWISHER, JR	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2017
Daniel N. Swisher, Jr.

/S/ ERIC H. BJERKHOLT	Executive Vice President, Corporate Development and Finance, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2017
Eric H. Bjerkholt

/S/ STEVE CARCHEDI	Director	March 9, 2017
Steve Carchedi

/S/ MATTHEW K. FUST	Director	March 9, 2017
Matthew K. Fust

/S/ STEVEN B. KETCHUM, PH.D	Director	March 9, 2017
Steven B. Ketchum, Ph. D.

/S/ GEOFFREY M. PARKER	Director	March 9, 2017
Geoffrey M. Parker

/S/ DAYTON MISFELDT	Director	March 9, 2017
Dayton Misfeldt

/S/ HOMER L. PEARCE, PH.D.	Director	March 9, 2017
Homer L. Pearce, Ph.D.

/S/ DAVID C. STUMP, M.D.	Director	March 9, 2017
David C. Stump, M.D.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.8	Certificate of Designation of Series B Convertible Preferred Stock	8-K	000-51531	3.1	12/16/2015

3.9	Certificate of Amendment to Amended and Restated Ceritificate of Incorporation	8-K	000-51531	3.1	9/7/2016

3.10	Certificate of Designation of Series C Convertible Preferred Stock	8-K	000-51531	3.1	10/19/2016

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Specimen Preferred Stock Certificate	8-K	000-51531	4.1	12/16/2015

4.4	Specimen Preferred Stock Certificate	8-K	000-51531	4.1	10/19/2016

10.1*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009

10.2*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004

10.3†	License Agreement, dated October 14, 2003, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005

10.4*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007

10.6*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008

10.7*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008

10.8	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009

10.9	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010

10.10	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited	10-K	000-51531	10.54	3/29/2011

10.11	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011

10.12	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen MA Inc.	10-Q/A	000-51531	10.4	6/30/2011

10.13	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011

10.14	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

10.15*	Sunesis Pharmaceuticals, Inc. 2011 Equity Incentive Plan	S-8	333-174732	99.1	6/6/2011

10.16*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

10.17	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.18*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012

10.19*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012

10.20†	Revenue Participation Agreement, dated March 29, 2012, by and between Sunesis Pharmaceuticals, Inc. and RPI Finance Trust	10-Q	000-51531	10.6	5/15/2012

10.21	Amendment No. 1 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013	8-K	000-51531	10.1	4/10/2013

10.22	Termination and Registration Rights Agreement, dated June 7, 2013, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	6/11/2013

10.23†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen MA Inc.	10-K	000-51531	10.46	3/6/2014

10.24†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.47	3/6/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.45	3/6/2014

10.26	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.1	8/05/2014

10.27	Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.44	3/12/2015

10.28	Third Amendment to Office Lease, dated September 1, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.5	11/5/2015

10.29	Amendment No. 2 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated March 12, 2015	8-K	000-51531	10.1	3/12/2015

10.30	Sunesis Pharmaceuticals, Inc. 2016 Bonus Program	8-K	000-51531	10.1	3/28/2016

10.31	Loan and Security Agreement, dated March 31, 2016, by and among the Registrant, Western Alliance Bank, Solar Capital Ltd. And Western Alliance, as Collateral Agent	10-Q	000-51531	10.3	5/9/2016

10.32	Warrant, dated March 31, 2016, issued to Solar Capital Ltd.	10-Q	000-51531	10.4	5/9/2016

10.33	Warrant, dated March 31, 2016, issued to Western Alliance Bank	10-Q	000-51531	10.5	5/9/2016

10.34*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Daniel N. Swisher, Jr.	10-Q	000-51531	10.6	5/9/2016

10.35*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Eric H. Bjerkholt	10-Q	000-51531	10.7	5/9/2016

10.36*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-51531	10.3	7/29/2016

10.37	Fourth Amendment to Office Lease, dated May 11, 2016, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.4	7/29/2016

21.1	Subsidiaries of the Registrant	10-Q	000-51531	21.1	8/02/2013

23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney					(included on Signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
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