Form 10-Q
period 2017-03-31
SUNESIS PHARMACEUTICALS INC
filed 2017-05-08
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The registrant had 21,460,543 shares of common stock, $0.0001 par value per share, outstanding as of April 28, 2017.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,470	$8,056
Marketable securities	23,706	34,532
Prepaids and other current assets	714	643
Total current assets	35,890	43,231
Property and equipment, net	1	3
Total assets	$35,891	$43,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,647	$1,871
Accrued clinical expense	1,351	1,434
Accrued compensation	1,055	2,000
Other accrued liabilities	1,782	1,691
Current portion of deferred revenue	—	610
Current portion of notes payable	4,583	3,333
Total current liabilities	11,418	10,939
Non-current portion of notes payable	9,930	11,102
Other accrued liabilities	226	169
Commitments
Stockholders’ equity:
Convertible preferred stock	18,808	18,808
Common stock	2	2
Additional paid-in capital	602,755	599,632
Accumulated other comprehensive loss	(18)	(22)
Accumulated deficit	(607,230)	(597,396)
Total stockholders’ equity	14,317	21,024
Total liabilities and stockholders’ equity	$35,891	$43,234

(1)

The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Revenue:
License and other revenue	$669	$640
Total revenues	669	640
Operating expenses:
Research and development	6,162	6,209
General and administrative	3,942	4,295
Total operating expenses	10,104	10,504
Loss from operations	(9,435)	(9,864)
Interest expense	(484)	(298)
Other income, net	85	76
Net loss	(9,834)	(10,086)
Unrealized gain (loss) on available-for-sale securities	4	13
Comprehensive loss	$(9,830)	$(10,073)
Basic and diluted loss per common share:
Net loss	$(9,834)	$(10,086)
Shares used in computing net loss per common share	21,029	14,443
Basic and diluted loss per common share	$(0.47)	$(0.70)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(9,834)	$(10,086)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	887	1,453
Depreciation and amortization	2	3
Amortization of debt discount and debt issuance costs	78	122
Write-off debt discount upon note repayment	—	27
Changes in operating assets and liabilities:
Prepaids and other assets	(71)	(143)
Accounts payable	776	128
Accrued clinical expense	(83)	231
Accrued compensation	(945)	(677)
Other accrued liabilities	143	(1,163)
Deferred revenue	(610)	(610)
Net cash used in operating activities	(9,657)	(10,715)
Cash flows from investing activities
Purchases of marketable securities	—	(43,514)
Proceeds from maturities of marketable securities	10,830	46,913
Net cash provided by investing activities	10,830	3,399
Cash flows from financing activities
Proceeds from notes payable	—	12,500
Principal payments on notes payable	—	(830)
Payoff of notes payable and final payment	—	(7,153)
Payment of financing fees and debt issuance costs	—	(229)
Proceeds from issuance of common stock through controlled equity offering facilities, net	2,241	—
Net cash provided by financing activities	2,241	4,288
Net increase (decrease) in cash and cash equivalents	3,414	(3,028)
Cash and cash equivalents at beginning of period	8,056	26,886
Cash and cash equivalents at end of period	$11,470	$23,858
Supplemental disclosure of non-cash activities
Fair value of warrants issued in connection with notes payable	$—	$537

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

1. Company Overview

Description of Business

Sunesis Pharmaceutical, Inc. (Sunesis” or the “company”) is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials and raising capital.

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

In January 2017, the Company announced that its Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA), for SNS-062, is now actively supporting the initiation of a Phase 1B/2 study to assess the candidate's safety and efficacy in patients with advanced B-cell malignancies after prior ibrutinib exposure, including in patients with C481S mutations.

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

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. However, based upon the favorable results of other predefined analyses of the data, in November 2014, the Company submitted a letter of intent to the European Medicines Agency (“EMA”) describing its intention to file a marketing authorization application (“MAA”) for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, the Company met separately with the Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Based upon feedback from these meetings, the Company filed an MAA with the EMA at the end of 2015. In April 2016, the Company received a list of questions relating to our MAA filing (the “Day 120 Questions”) the Company responded to these questions in October 2016 and in December 2016 the Company received a list of outstanding issues (the “Day 180 LOI”).  In March 2017, the Company submitted responses to the European Medicine Agency (EMA) Day 180 List of Outstanding Issues issued by the Committee for Medicinal Products for Human Use (CHMP) as part of the centralized review process of the Marketing Authorization (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years and older.  In April 2017, the Company presented to the Scientific Advisory Group – Oncology (“SAG-O”) and also to the CHMP.  As a result of these interactions, feedback from its CHMP rapporteurs and its retained regulatory consultants and an internal assessment, the Company announced on May 1, 2017 its intention to withdraw its MAA.

In July 2015, management met with the U.S. Food and Drug Administration (the “FDA”), to discuss a potential regulatory filing in the U.S. Based upon the meeting, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the U.S. As a result, we are evaluating regulatory and clinical strategies with the goal of gaining future marketing approval in the U.S.

It is the Company’s intention to continue to support investigator-sponsored group trials with vosaroxin and to resume Company-sponsored studies if a development partner can be secured.

Significant Risks and Uncertainties

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2017, had cash, cash equivalents and marketable securities totaling $35.2 million and an accumulated deficit of $607.2 million. Management considered its plans to withdraw the European MAA for vosaroxin and significantly curtail the development of vosaroxin and concluded the Company would be able to meet its obligations as they become due  into June 2018.

The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential commercialization of QINPREZOTM (vosaroxin), its product candidate for the potential treatment of acute myeloid leukemia, and to continue the development of vosaroxin and the Company’s kinase inhibitor programs, including SNS-062. The Company expects to finance its future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin and its other development programs, or a combination of the above. However, the Company does not know whether additional funding will be available on acceptable terms, or at all. If the Company is unable to raise required funding on acceptable terms or at all, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to our development programs, outlicense intellectual property rights to sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our development programs and/or limit or cease operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The new revenue standard requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. Entities can choose either the retrospective or cumulative effect transition method. The new revenue standard as amended by ASU No. 2015-14, is effective for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These pronouncements have the same effective date as the new revenue standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard.  The guidance allows for adoption on either a full retrospective or a modified retrospective basis. The Company has identified the existing contracts likely to fall under ASC 606 and plans to adopt this guidance on January 1, 2018 applying the modified-retrospective approach.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance changes the definition of a business to assist entities when evaluating if a set of transferred activities is a business, or an acquired asset. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar intangible assets: if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The standard will become effective for annual periods beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring with the period of adoption. Early adoption is permitted, including for interim periods. The Company will evaluate the guidance, but does not anticipate it will have a material impact on its financial results.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of March 31, 2017 and December 31, 2016, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of March 31, 2017 and December 31, 2016.

3. Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing (a) net loss, less any anti-dilutive amounts recorded during the period for the change in the fair value of warrant liabilities, by (b) the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method for options and warrants to purchase common stock. All share and per-share data presented for the three months ended March 31, 2016 has been retroactively adjusted to reflect Reverse Split.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2017	2016
Warrants to purchase shares of common stock	218	371
Convertible preferred stock	4,270	3,367
Options to purchase shares of common stock	2,655	2,034
Restricted stock units	53	66
Outstanding securities not included in calculations	7,196	5,838

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2017	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$6,146	$—	$—	$6,146
U.S. Treasury securities	Level 1	11,520	—	(9)	11,511
U.S. certificates of deposit	Level 1	3,159	—	0	3,159
U.S. corporate debt obligations	Level 2	7,048	—	(7)	7,041
U.S. commercial paper	Level 2	3,497	—	(2)	3,495
Total available-for-sale securities		31,370	—	(18)	31,352
Less amounts classified as cash equivalents		(7,646)	—	—	(7,646)
Amounts classified as marketable securities		$23,724	$—	$(18)	$23,706

December 31, 2016	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$3,270	$—	$—	$3,270
U.S. Treasury securities	Level 1	16,029	—	(9)	16,020
U.S. certificates of deposit	Level 1	4,868	—	—	4,868
U.S. corporate obligations	Level 2	11,617	—	(11)	11,606
U.S. commercial paper	Level 2	2,521	—	(2)	2,519
Total available-for-sale securities		38,305	—	(22)	38,283
Less amounts classified as cash equivalents		(3,751)	—	—	(3,751)
Amounts classified as marketable securities		$34,554	$—	$(22)	$34,532

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such position for less than 12 months, and none having been deemed to be other-than temporarily impaired (in thousands):

March 31, 2017	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(9)	$11,511
U.S. corporate debt obligations	(7)	7,041
U.S. commercial paper	(2)	3,495
	$(18)	$22,047

December 31, 2016	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(9)	$16,020
U.S. corporate debt obligations	(11)	11,606
U.S. commercial paper	(2)	2,519
	$(22)	$30,145

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of March 31, 2017, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of March 31, 2017 were temporary in nature.  There were no realized gains or losses on the available-for-sale securities during either three months ended March 31, 2017 or 2016.

5. Royalty Agreement

In March 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. In September 2012, pursuant to the provisions of the Royalty Agreement, RPI made a $25.0 million cash payment to the Company. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and is fully amortized to revenue over the related performance period.

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

The Company will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. Payments under the Loan Agreement are monthly in arrears and interest-only for the first 12-months. Thereafter and until the scheduled maturity date of April 1, 2020, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal divided by 36 months, unless the interest only period is extended by a further six months, in which case the amortization period will be 30 months. A final payment equal to 3.75% of the original principal amount borrowed will be due upon maturity or such earlier date specified in the Loan Agreement. If the Company repays all amounts owed under the Loan Agreement prior to the maturity date, the Company will pay a prepayment fee equal to 1.0% of the amount prepaid if the prepayment occurs after March 31, 2017 but on or prior to March 31, 2018 and 0.5% of the amount prepaid if the prepayment occurs thereafter.

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

Pursuant to the Loan Agreement, the Company is bound by a variety of affirmative covenants during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, notice requirements and obligations to maintain certain insurance. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Loan Agreement to be correct in all material respects when made. The Loan Agreement defines certain events of default, including instances of a Material Adverse Change in our operations, which may require prepayment of the outstanding Term Loan.  No such events have occurred or are anticipated as of March 31, 2017.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement.

Aggregate future minimum payments due under the Loan Agreement as of March 31, 2017 were as follows (in thousands):

Year ending December 31,	Total
2017	$4,310
2018	5,893
2019	5,417
2020	2,262
Total minimum payments	17,882
Less amount representing interest	(2,882)
Total notes payable as of March 31, 2017	15,000
Less unamortized debt discount and issuance costs	(487)
Less current portion of notes payable	(4,583)
Non-current portion of notes payable	$9,930

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

During the three months ended March 31, 2017, 536,021 shares of common stock were sold under the Sales Agreement with net proceeds of $2.2 million. As of March 31, 2017, $15.7 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Research and development	$252	$550
General and administrative	611	893
Employee stock-based compensation expense	863	1,443
Non-employee stock-based compensation expense	24	10
Total stock-based compensation expense	$887	$1,453

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating our regulatory and clinical strategies for gaining marketing approval in the United States or Europe, our marketing plans and commercialization strategies for vosaroxin, SNS-062 and other product candidates, if approved, and the commercial potential of vosaroxin, SNS-062 and other product candidates, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements as a result of these risks and uncertainties, which include, without limitation, the risk that we may not be able to receive regulatory approval of our products in the U.S. or Europe, that our development activities for our products could be otherwise halted or significantly delayed for various reasons, risks related to our need for substantial additional funding to complete the development and commercialization of our product candidates, the risk that our clinical studies for our product candidates, including vosaroxin, SNS-062 and our other kinase inhibitors, may not demonstrate safety or efficacy or lead to regulatory approval, the risk that data to date and trends may not be predictive of future data or results, risks related to the conduct of our clinical trials, and risks related to our ability to raise the capital that we believe to be accessible and is required to fully finance the development and commercialization of our product candidates. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

Overview

Sunesis is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials and raising capital.

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., “Biogen,” is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 in Belgium and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers. In September and again in in December 2016, we announced results from our Phase 1A study in healthy volunteers evaluating oral non-covalent, reversible BTK inhibitor SNS-062. The study demonstrated a favorable safety, pharmacokinetic (PK) and pharmacodynamic (PD) profile for SNS-062 in healthy subjects.  In December 2016 we filed an Investigational New Drug (“IND”) application with the FDA to conduct a Phase 1B/2 trial in patients with various B-cell malignancies. In January 2017, we announced that our Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA), for SNS-052, is active and supports the initiation of the Phase 1B/2 study to assess the drug candidate's safety and efficacy in patients with advanced B-cell malignancies after prior ibrutinib exposure, including in patients with C481S mutations.

We are also developing several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, which are currently being evaluated in pre-clinical absorption, distribution, metabolism and excretion, and toxicology studies.

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

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. However, based upon the favorable results of other predefined analyses of the data, in November 2014, the Company submitted a letter of intent to the European Medicines Agency (“EMA”) describing its intention to file a marketing authorization application (“MAA”) for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, the Company met separately with the Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Based upon feedback from these meetings, the Company filed an MAA with the EMA at the end of 2015. In April 2016, the Company received a list of questions relating to our MAA filing (the “Day 120 Questions”) the Company responded to these questions in October 2016 and in December 2016 received a list of outstanding issues (the “Day 180 LOI”).  In March 2017, the Company submitted responses to the European Medicine Agency (EMA) Day 180 List of Outstanding Issues issued by the Committee for Medicinal Products for Human Use (CHMP) as part of the centralized review process of the Marketing Authorization (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years and older.  In April 2017, the Company presented to the Scientific Advisory Group – Oncology (“SAG-O”) and also to the CHMP.  As a result of these interactions, feedback from its CHMP rapporteurs and its retained regulatory consultants and an internal assessment, the Company announced on May 1, 2017 the withdrawal of its MAA. It is the Company’s intention to continue to support investigator-sponsored group trials with vosaroxin and to resume Company-sponsored studies if a development partner can be secured.

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

During the three months ended, March 31, 2017, 536,021 shares of common stock were sold under the Sales Agreement with net proceeds of $2.2 million. As of March 31, 2017, $15.7 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2017, we had cash, cash equivalents and marketable securities of $35.2 million and an accumulated deficit of $607.2 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of vosaroxin and our kinase inhibitor pipeline, including our BTK inhibitor SNS-062. considered its plans to withdraw the European MAA for vosaroxin and significantly curtail the development of vosaroxin and concluded the Company would be able to meet its obligations as they become due into June 2018.

We will need to raise substantial additional capital to complete the development and potential commercialization of our development programs, and expect to finance our future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to our development programs, or a combination of the above. However, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise required funding on acceptable terms or at all, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights, out-license intellectual property rights to our other development programs, sell unsecured assets, or a combination of the above, or be forced to delay or reduce the scope of our development program.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2017 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview of Revenues

We have not generated any revenue from the sale of commercial products. Over the past several years, we have generated revenue primarily through the Royalty Agreement with RPI, and the license and collaboration agreement with Biogen and is fully amortized to revenue over the related performance period. We cannot predict whether we will receive any additional event-based payments or royalties from these agreements, as amended, in the foreseeable future, or at all.

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

We are currently focused on the development of SNS-062 for the treatment of B-cell malignancies and to a lesser extent vosaroxin for the treatment of AML. Research and development costs typically increase as product development candidates move from early stage to later stage, larger clinical trials.  As a result, our research and development costs may increase in the future. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the development of our product candidates in the future.

If we engage a development or commercialization partner for our development programs, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future licensing or collaborative arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We anticipate continuing expenditures associated with advancing the SNS-062 and SNS-229 programs in 2017 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in Phase 1 clinical studies being conducted by Takeda. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

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

Results of Operations

Revenue

Total revenue was $0.7 million for the three months ended March 31, 2017 as compared to $0.6 million for the same period in 2016. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI.

Research and Development Expense

Research and development expense was $6.2 million for the three months ended March 31, 2017 as compared to $6.2 million for the same periods in 2016, primarily relating to the vosaroxin development program in each period. While research and development expenses overall did not increase between the comparable three month periods there was increase of $0.1 million in professional services, and an increase $0.2 million in clinical trials expenses, offset by a decrease of $0.3 million in personnel costs.

General and Administrative Expense

General and administrative expense was $3.9 million for the three months ended March 31, 2017 as compared to $4.3 million for the same period in 2016. The decrease of $0.4 million between the comparable three month periods was primarily due to a decrease of $0.1 million in personnel expenses and $0.3 million in commercial expenses.

Interest Expense

Interest expense was $0.5 million for the three months ended March 31, 2017 as compared to $0.3 million for the same period in 2016. The increase in the 2017 period was primarily due to the increase in the notes payable.

Other Income, Net

Net other income was $0.1 million for the three months ended March 31, 2017 and for the same period in 2016. The other income was primarily comprised of interest income from the short term investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through the issuance of common and preferred stock and other equity instruments, debt financings, receipts from our collaboration partners, the sale of revenue participation rights, and research grants. Management considered its plans to withdraw the European MAA for vosaroxin and significantly curtail the development of vosaroxin and concluded the Company would be able to meet its obligations as they become due into June 2018.

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

During the three months ended March 31, 2017, 536,021 shares of common stock were sold under the Sales Agreement with Cantor. As of March 31, 2017, $15.7 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Our cash, cash equivalents and marketable securities totaled $35.2 million as of March 31, 2017, as compared to $42.6 million as of December 31, 2016. The decrease of $7.4 million was primarily due to $9.7 million of net cash used in operating activities, offset by $2.2 million in net proceeds from issuing and selling shares under the Sales Agreement with Cantor.

Cash Flows

Net cash used in operating activities was $9.7 million for the three months ended March 31, 2017, as compared to $10.7 million for the same period in 2016. Net cash used in the 2017 period resulted primarily from the net loss of $9.8 million and changes in operating assets and liabilities of $0.9 million, partially offset by net adjustments for non-cash items of $1.0 million. Net cash used in the three months period ended March 31, 2016 resulted primarily from the net loss of $10.1 million and changes in operating assets and liabilities of $2.2 million, including the payment of a final fee of $1.2 million under the Oxford Loan agreement, partially offset by net adjustments for non-cash items of $1.6 million.

Net cash provided by investing activities was $10.8 million for the three months ended March 31, 2017, as compared to net cash provided by investing activities of $3.4 million for the same period in 2016. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2017, as compared to $4.3 million for the same period in 2016. Net cash provided in the 2017 period resulted from net proceeds of $2.2 million from the sales of our common stock under the Sales Agreement with Cantor. Net cash provided in the 2016 period resulted from net proceeds of $12.3 million from debt financing, offset by $8.0 million of principal and final payments against notes payable.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $35.2 million and cash used in operating activities of $37 million. We adopted FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) effective December 31, 2016. We have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the EMA, FDA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of any of our development programs. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

We believe that we currently have the resources to fund our operations into June 2018. We will need to raise substantial additional capital to complete the development and potential commercialization of our development programs. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, SNS-062 or our development programs, or a combination of the above.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Debt obligations(1)	$17,882	$4,310	$11,310	$2,262
Operating lease obligations(2)	$825	$659	$166	$—

(1)

Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. A final payment equal to 3.75% of the original principal amount borrowed will be due upon maturity or such earlier date specified in the Loan Agreement. We may elect to prepay all amounts owed under the Loan Agreement prior to the maturity date therefore, subject to a prepayment fee equal to 1.0% of the amount prepaid if the prepayment occurs after March 31, 2017 but on or prior to March 31, 2018 and 0.5% of the amount prepaid if the prepayment occurs thereafter.

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

•

our Royalty Agreement with RPI, pursuant to which we are required to make certain revenue participation when and if vosaroxin is commercialized, at a rate of 6.75% of net sales of vosaroxin, on a product-by-product and country-by-country basis world-wide through the later of: (a) the expiration of the last to expire of certain specifically identified patents; (b) 10 years from the date of first commercial sale of such product in such country; or (c) the expiration of all applicable periods of data, market or other regulatory exclusivity in such country with respect to such product.

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

Interest Rate and Market Risk

As of March 31, 2017 and December 31, 2016, we had $35.2 million and $42.6 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of March 31, 2017
Available-for-sale securities	$20,348	$11,004	$31,352
Average interest rate	0.7%	0.6%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2016
Available-for-sale securities	$16,074	$22,209	$38,283
Average interest rate	0.5%	0.7%

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

As of March 31, 2017 and December 31, 2016, we held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 9, 2017.

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the development and potential commercialization of SNS-062, QINPREZOTM (vosaroxin), and our other programs.*

We believe that with $35.2 million in cash and investments held as of March 31, 2017, we currently have the resources to fund our operations into June of 2018.

However, we will need to raise substantial additional capital to:

•

complete the development, regulatory strategy and potential commercialization of vosaroxin for AML in Europe and the United States, including additional clinical evidence the EMA and FDA will likely require that we provide prior to any regulatory filing for vosaroxin in the United States and re-filing of our MAA in Europe;

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015 were $9.8 million, $38.0 million and $36.7 million, respectively. As of March 31, 2017, we had an accumulated deficit of $607.2 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for vosaroxin, and as we prepare to commercialize vosaroxin, if approved. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have two agreements; the Biogen 2nd ARCA and the Amended Takeda Agreement, which each include certain pre-commercialization event-based and royalty payments. We cannot predict whether we will receive any such payments under these agreements in the foreseeable future, or at all.

We are unable to predict when we will generate revenue from the sale of products, if at all. In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of vosaroxin, SNS-062 or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

On May 1, 2017, we announced our intention to withdraw our MAA based on our interactions with the SAG-O and our CHMP rapporteurs, our retained regulatory consultants and an internal assessment.

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

Prior to receiving approval to commercialize vosaroxin, SNS-062 or future product candidates in Europe, the United States or in other territories, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the EMA, FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and based upon a meeting with the FDA held in July 2015, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing for vosaroxin in the United States. Even if we believe preclinical or clinical data from preclinical studies and clinical trials are promising, such data may not be sufficient to support approval by the EMA, FDA and other regulatory authorities. As a result of recent interactions with the EMA, the Company announced on May 1, 2017 its withdrawal of its MAA for vosaroxin in relapsed and refractory AML.

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

We do not know when, if ever, vosaroxin, SNS-062 or other product candidates will be approved by the EMA, FDA or other regulatory authorities.  Even if one or more of our products are approved for commercial marketing in the future, we may not have sufficient time to commercialize our products to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering our products. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patents we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, or Biogen, the company from which we licensed SNS-062, may extend beyond the patent expiration, which would further erode the profitability of our products. In addition, our potential obligation to pay RPI royalties on vosaroxin revenues pursuant to the Royalty Agreement would also further erode the profitability of this product.

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

Our loan and security agreement (“the Loan Agreement”), with Western Alliance Bank (Western Bank”) and Solar Capital Ltd (“Solar Capital”, and collectively with Western Bank, “the Lenders”), contains a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Loan Agreement to be correct in all material respects when made.

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

Regulatory approval of an MAA or NDA or their equivalent in other territories is not guaranteed, and the approval process is expensive, uncertain and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In particular, the VALOR trial failed to meet its primary endpoint, and in July 2015, the FDA recommended that we provide additional clinical evidence before any regulatory filing for vosaroxin for the treatment of AML in the United States. Similarly, following interactions with the EMA, and the withdrawal of our MAA for relapsed and refractory AML, we expect that additional clinical evidence will be required for regulatory approval in Europe.

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

The coverage and reimbursement status of newly approved drugs is uncertain and may be impacted by current and future legislation, and failure to obtain adequate coverage and reimbursement could limit our ability to market our product candidates and decrease our ability to generate revenue.*

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of vosaroxin and our future products, if any, in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products. These payors may not view our future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis.

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

There have been efforts to repeal the ACA and elements thereof, and we expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any future approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing vosaroxin or other product candidates abroad. *

We intend to market vosaroxin in international markets either directly or through a potential future collaboration partner, if any. In order to market vosaroxin in the European Union, Canada and many other foreign jurisdictions, we or a potential future collaboration partner must obtain separate regulatory approvals. Except for in the European Union, we have had, and potential future collaboration partners may have, limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing at significant cost. The time required to obtain approval may differ materially from country to country, including in the European Union. For example, in May 2017, we announced our intention to withdraw our MAA for vosaroxin in the European Union.  Any approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval processes may include all of the risks associated with obtaining FDA approval. We or a potential future collaboration partner may not obtain foreign regulatory approvals on a timely basis, if at all. We or a potential future collaboration partner may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize vosaroxin or any other future products in any market.

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

In the three months ended March 31, 2017, our common stock traded as low as $3.50 and as high as $4.45. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin and SNS-062, including investigator-sponsored trials;
•

announcements of additional FDA requirements for a regulatory path for development programs or non-approval of development programs, such as the July 2015 request that we provide additional clinical evidence prior to any regulatory filing of vosaroxin in the United States.;

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 8, 2017	/s/ DANIEL N. SWISHER, JR
Daniel N. Swisher, Jr.
Chief Executive Officer, President, Interim Chief Financial Officer and Corporate Secretary (as duly authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

10.1+	2017 Bonus Program	8-K	000-51531	10.1	March 27, 2017

10.2+	Amended and Restated Non-Employee Director Compensation Policy					X

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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