Form 10-Q
period 2017-06-30
SUNESIS PHARMACEUTICALS INC
filed 2017-07-27
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had 23,513,194 shares of common stock, $0.0001 par value per share, outstanding as of July 21, 2017.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,672	$8,056
Marketable securities	11,011	34,532
Prepaids and other current assets	840	643
Total current assets	23,523	43,231
Property and equipment, net	25	3
Other assets	1,371	—
Total assets	$24,919	$43,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,277	$1,871
Accrued clinical expense	809	1,434
Accrued compensation	1,172	2,000
Other accrued liabilities	1,065	1,691
Current portion of deferred revenue	—	610
Current portion of notes payable	1,667	3,333
Total current liabilities	6,990	10,939
Non-current portion of notes payable	5,424	11,102
Other accrued liabilities	32	169
Commitments
Stockholders’ equity:
Convertible preferred stock	18,808	18,808
Common stock	2	2
Additional paid-in capital	609,744	599,632
Accumulated other comprehensive loss	(9)	(22)
Accumulated deficit	(616,072)	(597,396)
Total stockholders’ equity	12,473	21,024
Total liabilities and stockholders’ equity	$24,919	$43,234

(1)

The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$610	$669	$1,250
Total revenues	—	610	669	1,250
Operating expenses:
Research and development	4,941	6,606	11,103	12,815
General and administrative	3,671	3,997	7,613	8,292
Total operating expenses	8,612	10,603	18,716	21,107
Loss from operations	(8,612)	(9,993)	(18,047)	(19,857)
Interest expense	(344)	(476)	(828)	(774)
Other income, net	114	23	199	99
Net loss	(8,842)	(10,446)	(18,676)	(20,532)
Unrealized gain (loss) on available-for-sale securities	9	(1)	13	12
Comprehensive loss	$(8,833)	$(10,447)	$(18,663)	$(20,520)
Basic and diluted loss per common share:
Net loss	$(8,842)	$(10,446)	$(18,676)	$(20,532)
Shares used in computing net loss per common share	21,521	14,493	21,276	14,468
Net loss per common share	$(0.41)	$(0.72)	$(0.88)	$(1.44)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(18,676)	$(20,532)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,923	2,659
Depreciation and amortization	4	6
Amortization of debt discount and debt issuance costs	156	201
Write-off debt discount upon note repayment	—	27
Changes in operating assets and liabilities:
Prepaids and other assets	(1,568)	(273)
Accounts payable	406	306
Accrued clinical expense	(625)	52
Accrued compensation	(828)	(493)
Other accrued liabilities	(648)	(876)
Deferred revenue	(610)	(1,220)
Net cash used in operating activities	(20,466)	(20,143)
Cash flows from investing activities
Purchases of property and equipment	(26)	—
Purchases of marketable securities	—	(57,422)
Proceeds from maturities of marketable securities	23,534	53,304
Net cash provided (used) by investing activities	23,508	(4,118)
Cash flows from financing activities
Proceeds from notes payable	—	15,000
Principal payments on notes payable	(7,500)	(830)
Payoff of notes payable and final payment	(115)	(7,153)
Payment of financing fees and debt issuance costs	—	(229)
Proceeds from issuance of common stock through controlled equity offering facilities, net	8,056	—
Proceeds from exercise of warrants, stock options and stock purchase rights	133	34
Net cash provided by financing activities	574	6,822
Net increase (decrease) in cash and cash equivalents	3,616	(17,439)
Cash and cash equivalents at beginning of period	8,056	26,886
Cash and cash equivalents at end of period	$11,672	$9,447
Fair value of warrants issued in connection with notes payable	$—	$537

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

In January 2017, the Company announced that its Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) for SNS-062 had become effective. In July 2017, the Company announced the dosing of the first patient in a Phase 1B/2 study to assess the candidate's safety initial efficacy of SNS-062 in patients with advanced B-cell malignancies after prior ibrutinib exposure, including in patients with C481S mutations.

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

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory Acute Myeloid Leukemia (AML), or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. However, based upon the favorable results of other predefined analyses of the data, in November 2014, the Company submitted a letter of intent to the European Medicines Agency (“EMA”) describing its intention to file a marketing authorization application (“MAA”) for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In April 2017, the Company presented to the Scientific Advisory Group – Oncology (“SAG-O”) and also to the CHMP.  As a result of these interactions, feedback from its CHMP rapporteurs and its retained regulatory consultants and an internal assessment, the Company announced on May 1, 2017 its intention to withdraw its MAA.

In July 2015, management met with the U.S. Food and Drug Administration (the “FDA”), to discuss a potential regulatory filing for vosaroxin in the U.S. Based upon the meeting, the FDA recommended that the Company provides additional clinical evidence prior to any regulatory filing in the U.S. As a result, Sunesis is evaluating regulatory and clinical strategies with the goal of gaining future marketing approval of vosaroxin in the U.S.

It is the Company’s intention to continue to support investigator-sponsored group trials with vosaroxin and to resume Company-sponsored studies if a development partner can be secured.

Liquidity and Going Concern

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements.

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2017, had cash, cash equivalents and marketable securities totaling $22.7 million and an accumulated deficit of $616.1 million. During the six months ended June 30, 2017, the Company has raised $8.1 million in net proceeds from sales of its common stock through its Controlled Equity OfferingSM sales agreement with Cantor Fitzgerald & Co.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following the decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older the Company plans to prioritized development funding on kinesis inhibitors with a focus on SNS-062. The Company has a limited number of products that are still in the early stages of approval and will require significant additional investment.

The Company expect its current cash, cash equivalents, and marketable securities of $22.7 million are only sufficient to support the Company’s operations into the second quarter of 2018, but not for a period of twelve months from the date the financial statements are issued. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations.The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede most existing revenue recognition guidance under GAAP. The new revenue standard requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. Entities can choose either the retrospective or cumulative effect transition method. The new revenue standard as amended by ASU No. 2015-14, is effective for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These pronouncements have the same effective date as the new revenue standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard.  The guidance allows for adoption on either a full retrospective or a modified retrospective basis. The Company has identified the existing contracts likely to fall under ASC 606 and plans to adopt this guidance on January 1, 2018 applying the modified-retrospective approach. The Company has identified the agreements that will be impacted by the adoption of ASC 606.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of June 30, 2017 and December 31, 2016, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of June 30, 2017 and December 31, 2016.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Warrants to purchase shares of common stock	218	269	218	269
Convertible preferred stock	4,270	3,367	4,270	3,367
Options to purchase shares of common stock	2,629	2,025	2,629	2,025
Restricted stock units	—	57	—	57
Outstanding securities not included in calculations	7,117	5,718	7,117	5,718

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2017	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$4,441	$—	$—	$4,441
U.S. Treasury securities	Level 1	6,010	—	(6)	6,004
U.S. certificates of deposit	Level 1	980	—	0	980
U.S. corporate debt obligations	Level 2	5,287	—	(3)	5,284
U.S. commercial paper	Level 2	1,399	—	0	1,399
Total available-for-sale securities		18,117	—	(9)	18,108
Less amounts classified as cash equivalents		(7,097)	—	—	(7,097)
Amounts classified as marketable securities		$11,020	$—	$(9)	$11,011

December 31, 2016	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$3,270	$—	$—	$3,270
U.S. Treasury securities	Level 1	16,029	—	(9)	16,020
U.S. certificates of deposit	Level 1	4,868	—	—	4,868
U.S. corporate obligations	Level 2	11,617	—	(11)	11,606
U.S. commercial paper	Level 2	2,521	—	(2)	2,519
Total available-for-sale securities		38,305	—	(22)	38,283
Less amounts classified as cash equivalents		(3,751)	—	—	(3,751)
Amounts classified as marketable securities		$34,554	$—	$(22)	$34,532

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such position for less than 12 months, and none having been deemed to be other-than temporarily impaired (in thousands):

June 30, 2017	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(6)	$6,004
U.S. corporate debt obligations	(3)	5,284
	$(9)	$11,288

December 31, 2016	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(9)	$16,020
U.S. corporate debt obligations	(11)	11,606
U.S. commercial paper	(2)	2,519
	$(22)	$30,145

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of June 30, 2017, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of June 30, 2017 were temporary in nature.  There were no realized gains or losses on the available-for-sale securities during six months ended June 30, 2017 or 2016.

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

7. Notes Payable

On March 31, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Bank”) and Solar Capital Ltd. (“Solar Capital,” and collectively with Western Bank, the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Pursuant to the terms of the Loan Agreement, the Lenders provided the Company with a loan in the principal amount of $15,000,000, for working capital, to fund its general business requirements and to repay indebtedness of the Company to Oxford Finance LLC, Silicon Valley Bank and Horizon Technology Finance Corporation (collectively, the “Existing Lenders”) pursuant to the Loan and Security Agreement, dated as of October 18, 2011, entered into by and among the Existing Lenders and the Company (the “Oxford Loan Agreement”). On March 31, 2016, the Company used $7.2 million of the loan proceeds to repay the outstanding principal of $6.0 million, a final payment fee of $1.2 million and accrued interest of $45,000 under the Oxford Loan Agreement. The Company paid the Lenders a $0.1 million facility fee and $0.1 million in legal fees.

On June 30, 2017, the Company entered into an amendment to the existing Loan Agreement (the “Amended Loan Agreement”). Under terms of the Amended Loan Agreement, the Company will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The Amendment modified the loan repayment terms to be interest-only through July 1, 2018, followed by twenty-two (22) equal monthly payments of principal and interest through the maturity date, contingent upon receipt of at least Fifteen Million Dollars ($15,000,000) in unrestricted cash proceeds received after June 1, 2017 from the issuance by the Company of new equity securities any time after June 1, 2017, but on or prior to December 31, 2017. Thereafter and until the scheduled maturity date of April 1, 2020, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal divided by 28 months, unless the interest only period is extended by a further six months, in which case the amortization period will be 22  months. In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity or such earlier date specified in the Loan Agreement. If the Company repays all amounts owed under the Loan Agreement prior to the maturity date, the Company will pay a prepayment fee equal to 1.0 % of the amount prepaid if the prepayment occurs after June 30, 2017 but on or prior to March 31, 2018 and 0.5 % of the amount prepaid if the prepayment occurs thereafter.

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

Pursuant to the Loan Agreement and the Amendment, the Company is bound by a variety of affirmative covenants during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, notice requirements and obligations to maintain certain insurance. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Amended Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Amended Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Amended Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Amended Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Amended Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Amended Loan Agreement to be correct in all material respects when made. The Amended Loan Agreement defines certain events of default, including instances of a Material Adverse Change in our operations, which may require prepayment of the outstanding loan.  No such events have occurred or are anticipated as of June 30, 2017.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Amended Loan Agreement.

Aggregate future minimum payments due under the Loan Agreement as of June 30, 2017 were as follows (in thousands):

Year ending December 31,	Total
2017	$366
2018	3,917
2019	3,591
2020	1,159
Total minimum payments	9,033
Less amount representing interest	(1,533)
Total notes payable as of June 30, 2017	7,500
Less unamortized debt discount and issuance costs	(409)
Less current portion of notes payable	(1,667)
Non-current portion of notes payable	$5,424

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

During the six months ended June 30, 2017, 2,536,021 shares of common stock were sold under the Sales Agreement for net proceeds of $8.1 million. As of June 30, 2017, $9.5 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$401	$351	$652	$901
General and administrative	623	711	1,235	1,605
Employee stock-based compensation expense	1,024	1,062	1,887	2,506
Non-employee stock-based compensation expense	12	144	36	153
Total stock-based compensation expense	$1,036	$1,206	$1,923	$2,659

The Company filed a Tender Offer Statement Under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 on June 9, 2017, to announce an option exchange program for its officers and employees. The Tender Offer was subsequently updated by filing an amendment with the Securities Exchange Commission on June 28, 2017. On July 12, 2017, the Company filed a second amendment with the Securities Exchange Commission indicating the results of the Option Exchange Program announced on June 9, 2017 and amended on June 28, 2017. The Offer expired at 11:59 p.m., U.S. Eastern time, on Friday, July 7, 2017.

An “Eligible Holder” must meet all of the following conditions:

•	on the date the Exchange Offer commences, you are employed by Sunesis and have not been notified by us that your employment relationship with us is being terminated;

•	you continue to be employed by Sunesis and have not submitted a notice of resignation or received a notice of termination, on or prior to the Expiration Time; and
•	you are not deemed an “independent director” as defined under the rules of The NASDAQ Stock Market (“NASDAQ”) and as determined by our board of directors (the “Board”).

An “Eligible Option” is an outstanding option, that:

•	is held by an Eligible Holder;
•	has an exercise price equal to or greater than $8.00; and
•	was granted under our 2005 Equity Incentive Award Plan, 2006 Employment Commencement Incentive Plan or 2011 Equity Incentive Plan (each, an “Equity Plan”).

The number shares to be granted to as New Options will be determined using an exchange ratio that takes into account the exercise price of your tendered Eligible Option. The applicable exchange ratio for outstanding Eligible Options:New options based on the dollar range of the exercise prices of the Eligible Options:

•	The exchange ratio for Eligible Options granted for $20.00 was 1.75:1.
•	The exchange ratio for Eligible Options granted from $8.00-$19.99 was 1.30:1

Twenty five Eligible Holders tendered, and the Company accepted for cancellation, Eligible Options to purchase an aggregate of 778,928 shares of the Company’s Common Stock, representing approximately 99.7% of the total shares of the Common Stock underlying the Eligible Options held by Eligible Holders. On July 10, 2017, following the expiration of the Offer, the Company granted New Options to purchase 543,650 shares of the Common Stock in exchange for the cancellation of the tendered Eligible Options. The exercise price per share of the New Options granted pursuant to the Offer was $2.62 per share, which is equal to the closing price per share of the Common Stock on the NASDAQ Stock Market on the grant date of the new options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2017 and results of operations for the three months ended June 30, 2017 and 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our regulatory and clinical strategies for gaining marketing approval in the United States or Europe, our marketing plans and commercialization strategies for SNS-062, vosaroxine and other product candidates, if approved, and the commercial potential of SNS-062, vosaroxine and other product candidates, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements as a result of these risks and uncertainties, which include, without limitation, the risk that we may not be able to receive regulatory approval of our products  in the U.S. or Europe, that our development activities for our products could be otherwise halted or significantly delayed for various reasons, risks related to our need for substantial additional funding to complete the development and commercialization of our product candidates, the risk that our clinical studies for our product candidates, including SNS-062, vosaroxine and our other kinase inhibitors, may not demonstrate safety or efficacy or lead to regulatory approval, the risk that data to date and trends may not be predictive of future data or results, risks related to the conduct of our clinical trials, and risks related to our ability to raise the capital that we believe to be accessible and is required to fully finance the development and commercialization of our  product candidates. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc., “Biogen,” is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 in Belgium and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers. In September and again in in December 2016, we announced results from our Phase 1A study in healthy volunteers evaluating oral non-covalent, reversible BTK inhibitor SNS-062. The study demonstrated a favorable safety, pharmacokinetic (PK) and pharmacodynamic (PD) profile for SNS-062 in healthy subjects.  In December 2016 we filed an Investigational New Drug (“IND”) application with the FDA to conduct a Phase 1B/2 trial in patients with various B-cell malignancies. In January 2017, we announced that our Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA), for SNS-062 had become effective.  In July 2017, we dosed the first patient in a Phase 1B/2 study to assess the candidate's safety and initial efficacy of SNS-062 in patients with advanced B-cell malignancies after prior ibrutinib exposure, including in patients with C481S mutations.

We are also developing several potential first-in class, pre-clinical inhibitors of the novel target PDK1. In 2014, we selected two PDK1 inhibitors, SNS-229 and SNS-510, which are currently being evaluated in pre-clinical studies.

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

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. However, based upon the favorable results of other predefined analyses of the data, in November 2014, the Company submitted a letter of intent to the European Medicines Agency (“EMA”) describing its intention to file a marketing authorization application (“MAA”) for marketing authorization of vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, the Company met separately with the Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In April 2016, we received a list of questions relating to our MAA filing (the “Day 120 Questions”) and responded to these questions in October 2016 and in December 2016 received a list of outstanding issues (the “Day 180 LOI”).  In March 2017, we submitted responses to the European Medicine Agency (EMA) Day 180 List of Outstanding Issues issued by the Committee for Medicinal Products for Human Use (CHMP) as part of the centralized review process of the Marketing Authorization (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years and older.  In April 2017, we presented to the Scientific Advisory Group – Oncology (“SAG-O”) and also to the CHMP.  As a result of these interactions, feedback from its CHMP rapporteurs and its retained regulatory consultants and an internal assessment, we announced on May 1, 2017 the withdrawal of our MAA. It is our intention to continue to support investigator-sponsored group trials with vosaroxin and to resume Company-sponsored studies if a development partner can be secured.

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

During the six months ended, June 30, 2017, 2,536,021 shares of common stock were sold under the Sales Agreement with net proceeds of $8.1 million. As of June 30, 2017, $9.5 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sales Agreement.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $22.7 million and an accumulated deficit of $616.1 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following our decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older we have prioritized our development funding on our kinesis inhibitors with a focus on SNS-062.  We have a limited number of products that are still in the early stages of approval and will require significant additional investment.

We expect our current cash, cash equivalents, and marketable securities of $22.7 million are only sufficient to support the Company’s operations into the second quarter of 2018, and not for a period of twelve months from beyond the date the financial statements are issued. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due, so substantial doubt exists about the Company’s ability to continue as a going concern.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended June 30, 2017 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview of Revenues

We have not generated any revenue from the sale of commercial products. Over the past several years, we have generated revenue primarily through the Royalty Agreement with RPI, and the license and collaboration agreement with Biogen was fully amortized to revenue over the related performance period. We cannot predict if our collaboration will continue development or whether we will receive any additional event-based payments or royalties from these agreements, as amended, in the foreseeable future, or at all.

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

Results of Operations

Revenue

Total revenue was nil and $0.7 million for the three and six months ended June 30, 2017 as compared to $0.6 million and $1.3 million for the same period in 2016. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI. Revenue related to the Royalty Agreement with RPI, and the license and collaboration agreement with Biogen and was fully amortized to revenue in March 2017.

Research and Development Expense

Research and development expense was $4.9 million and $11.1 million for the three and six months ended June 30, 2017 as compared to $6.6 million and $12.8 million for the same periods in 2016, primarily relating to the SNS-062 and the vosaroxin development program in each period. The decrease of $1.7 million between the comparable three month periods was primarily due to decreases in professional services of $1.8 million and office expenses of $0.2 million, partially offset by increases in salary and personnel expenses of $0.2 million and clinical expenses of $0.1 million. The decrease in the comparable six months periods of $1.7 million was primarily due to a decrease in professional services of $1.7 million, office related expenses of $0.1 million, and medical affairs expenses of $0.2 million, partially offset by increases of $0.3 million in clinical expenses.

General and Administrative Expense

General and administrative expense was $3.7 million and $7.6 million for the three and six months ended June 30, 2017 as compared to $4.0 million and $8.3 million for the same period in 2016. The decrease of $0.3 million for the comparable three month periods was primarily due to decreases in salary and personnel expenses of $0.4 million and commercial expenses of $0.1 million, partially offset by increases of $0.2 million in professional services. The decrease in the comparable six months periods of $0.7 million was primarily due to a decrease in salary and related expenses of $0.6 million, commercial expenses of $0.4 million, partially offset by increase of $0.3 million in professional services.

Interest Expense

Interest expense was $0.3 million and $0.8 million for the three and six months ended June 30, 2017 as compared to $0.5 million and $0.8 million for the same period in 2016. The decrease in the 2017 periods was primarily due to the increase in the outstanding notes payable.

Other Income, Net

Net other income was $0.1 million and $0.2 million for the three months and six months ended June 30, 2017 as compared to nil and $0.1 million for the same period in 2016. The other income was primarily comprised of interest income from the short term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $22.7 million and an accumulated deficit of $616.1 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following our decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older we have prioritized our development funding on our kinesis inhibitors with a focus on SNS-062.  We have a limited number of products that are still in the early stages of approval and will require significant additional investment.

We expect to continue to incur significant losses for the foreseeable future as it continues development its kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following the decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older the Company plans to prioritized development funding on kinesis inhibitors with a focus on SNS-062. We have  a limited number of products that are still in the early stages of approval and will require significant additional investment.

We expect our current cash, cash equivalents, and marketable securities of $22.7 million are only sufficient to support our the Company’s operations into the second quarter of 2018, and not for a period of twelve months from beyond the date the financial statements are issued. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due, so substantial doubt exists about the Company’s ability to continue as a going concern.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements.

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

During the six months ended June 30, 2017, 2,536,021 shares of common stock were sold under the Sales Agreement with Cantor for net proceeds of $8.1 million. As of June 30, 2017, $9.5 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Our cash, cash equivalents and marketable securities totaled $22.7 million as of June 30, 2017, as compared to $42.6 million as of December 31, 2016. The decrease of $19.9 million was primarily due to $20.5 million of net cash used in operating activities and a debt restructuring payment of $7.6 million, partially offset by offset by $8.2 million in net proceeds from issuing and selling shares under the Sales Agreement with Cantor and from the purchases under the ESPP by the employees.

If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.  Other than raising additional funds from investors or business partners, management cannot identify conditions or events to mitigate the substantial doubt that exists about the Company’s ability to continue as a going concern.

We expect our current cash, cash equivalents, and marketable securities are sufficient to support our operations into the second quarter of 2018, and not for twelve months beyond the date the financial statements are issued, so substantial doubt exists about the Company’s ability to continue as a going concern.

Cash Flows

Net cash used in operating activities was $20.5 million for the six months ended June 30, 2017, as compared to $20.1 million for the same period in 2016. Net cash used in the 2017 period resulted primarily from the net loss of $18.7 million and changes in operating assets and liabilities of $3.9 million, partially offset by net adjustments for non-cash items of $2.1 million. Net cash used in the three months period ended June 30, 2016 resulted primarily from the net loss of $20.5 million and changes in operating assets and liabilities of $2.5 million, including a final payment fee representing interest expense of $1.2 million under the Oxford Loan Agreement, partially offset by net adjustments for non-cash items of $2.9 million.

Net cash provided by investing activities was $23.5 million for the six months ended June 30, 2017, as compared to net cash provided by used in activities of $4.1 million for the same period in 2016. Net cash provided in the period ended June 30, 2017, consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities. Net cash used in the 2016 period consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2017, as compared to $6.8 million for the same period in 2016. Net cash provided in the 2017 period resulted from net proceeds of $8.2 million from the sales of our common stock under the Sales Agreement with Cantor and from purchases under the ESPP by the employees, partially offset by a debt restructuring payment of the loan with Bridge Bank of $7.6 million. Net cash provided in the 2016 period resulted primarily from net proceeds of $14.8 million from debt financing, offset by $8.0 million of principal against notes payable.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $22.7 million and cash used in operating activities of $20.5 million. We adopted FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) effective December 31, 2016. We have evaluated and concluded there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

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

We expect our current cash, cash equivalents, and marketable securities of $22.7 million are only sufficient to support our the Company’s operations into the second quarter of 2018, and not for a period of twelve months from beyond the date the financial statements are issued. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due, so substantial doubt exists about the Company’s ability to continue as a going concern.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Debt obligations(1)	$9,033	$2,365	$6,668	$—
Operating lease obligations(2)	$664	$664	$—	$—

(1)

Upon the occurrence of an event of default under the Amended Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. A proportional final payment equal to $312,500 will be due upon maturity or such earlier date specified in the Loan Agreement. We may elect to prepay all amounts owed under the Loan Agreement prior to the maturity date therefore, subject to a prepayment fee equal to 1.0% of the amount prepaid on or prior to March 31, 2018 and 0.5% of the amount prepaid if the prepayment occurs thereafter.

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

Interest Rate and Market Risk

As of June 30, 2017 and December 31, 2016, we had $22.7 million and $42.6 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of June 30, 2017
Available-for-sale securities	$13,615	$4,493	$18,108
Average interest rate	0.8%	0.8%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2016
Available-for-sale securities	$16,074	$22,209	$38,283
Average interest rate	0.5%	0.7%

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

As of June 30, 2017 and December 31, 2016, we held cash and investments denominated in Euros with an aggregate fair value of $0.7 million. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

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

As required by SEC Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to pursue our regulatory strategy for the development and potential commercialization of SNS-062, vosaroxin, and our other programs.*

We will need to raise substantial additional capital to:

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015 were $18.7 million, $38.0 million and $36.7 million, respectively. As of June 30, 2017, we had an accumulated deficit of $616.1 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect to continue to incur significant losses for the foreseeable future as it continues development its kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following the decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older the Company plans to prioritized development funding on kinesis inhibitors with a focus on SNS-062. We have a limited number of products that are still in the early stages of approval and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have two agreements; the Biogen 2nd ARCA and the Amended Takeda Agreement, which each include certain pre-commercialization event-based and royalty payments. We cannot predict if our collaborators will continue development or whether we will receive any such payments under these agreements in the foreseeable future, or at all.

We are unable to predict when we will generate revenue from the sale of products, if at all. In the absence of additional sources of capital or partnering opportunity, which may not be available to us on acceptable terms, or at all, the development of vosaroxin, SNS-062 or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

If conflicts of interest, or a failure or dispute of reporting or diligence efforts arise between our current or future licensees or collaboration partners, if any, and us, any of them may act in their self-interest, which may be adverse to our interests.

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

We and our current collaboration partners have certain reporting and diligence obligations to each other, and failure to report, or disagreement over the impact of information reported, or a lack of diligent efforts, or dispute of the impact of the efforts, may be adverse to our interests, the development of the product candidates and could lead to an ultimate withdrawal or dispute of the rights to a product candidate covered by the license or collaboration agreement.

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

Even if we receive regulatory approval to sell vosaroxin, SNS-062 or other product candidates, the market may not be receptive.

Even if vosaroxin, SNS-062 or other product candidate obtains regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

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

If vosaroxin, SNS-062 or other product candidates fail to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

Even if we receive regulatory approval for vosaroxin, SNS-062 or any other future product candidate, we will be subject to ongoing EMA, FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize vosaroxin, SNS-062 or any other future product candidate.

Any regulatory approvals that we or our potential future collaboration partners receive for vosaroxin, SNS-062 or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

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

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing vosaroxin, SNS-062 or other product candidates abroad. *

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

In the six months ended June 30, 2017, our common stock traded as low as $2.60 and as high as $4.20. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with our clinical development plans and current and future operations and the terms of any related financing arrangement;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical trials for vosaroxin and SNS-062, including investigator-sponsored trials;
•

announcements of additional FDA requirements for a regulatory path for development programs or non-approval of development programs, such as the July 2015 request that we provide additional clinical evidence prior to any regulatory filing of vosaroxin in the United States;

•	delays in filing regulatory documents with the EMA, FDA or other regulatory agencies, or delays in the review process by the EMA, FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;
•	delays in the commercialization of vosaroxin, SNS-062 or our future products, if any;
•	our ability to complete a commercialization agreement for vosaroxin in Europe on satisfactory terms;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	failure to maintain compliance with the covenants in the Loan Agreement;
•	introduction of new products by our competitors;
•	issues in manufacturing vosaroxin or SNS-062 drug substance or drug product, or future products, if any;
•	market acceptance of vosaroxin, SNS-062 or our future products, if any;
•	announcements relating to our arrangements with Biogen, Takeda or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;

•	deviations in our operating results from the estimates of analysts;
•	third-party healthcare reimbursement policies;
•	EMA, FDA or other European, U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of vosaroxin, SNS-062 or future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: July 27, 2017	/s/ DANIEL N. SWISHER, JR
Daniel N. Swisher, Jr.
Chief Executive Officer, President, Interim Chief Financial Officer and Corporate Secretary (as duly authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

10.1+	Transition and Resignation Agreement, by and between Sunesis Pharmaceuticals, Inc. and Eric Bjerkholt, dated as of April 21, 2017					X

10.2+	2011 Equity Incentive Plan, as amended	DEF 14A	000-51531	Appendix A	4/20/2017

10.3	First Amendment to Loan and Security Agreement	8-K	000-51531	10.1	6/30/2017

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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