Form 10-Q
period 2017-09-30
SUNESIS PHARMACEUTICALS INC
filed 2017-11-02
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 34,248,322 shares of common stock, $0.0001 par value per share, outstanding as of October 27, 2017.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,947	$8,056
Marketable securities	4,506	34,532
Prepaids and other current assets	1,258	643
Total current assets	13,711	43,231
Property and equipment, net	22	3
Other assets	1,335	—
Total assets	$15,068	$43,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,541	$1,871
Accrued clinical expense	765	1,434
Accrued compensation	1,581	2,000
Other accrued liabilities	1,056	1,691
Current portion of deferred revenue	—	610
Current portion of notes payable	2,500	3,333
Total current liabilities	7,443	10,939
Non-current portion of notes payable	4,652	11,102
Other accrued liabilities	68	169
Commitments
Stockholders’ equity:
Convertible preferred stock	16,540	18,808
Common stock	2	2
Additional paid-in capital	612,595	599,632
Accumulated other comprehensive loss	(1)	(22)
Accumulated deficit	(626,231)	(597,396)
Total stockholders’ equity	2,905	21,024
Total liabilities and stockholders’ equity	$15,068	$43,234

(1)

The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$610	$669	$1,860
Total revenues	—	610	669	1,860
Operating expenses:
Research and development	6,763	5,251	17,866	18,066
General and administrative	3,175	3,889	10,788	12,181
Total operating expenses	9,938	9,140	28,654	30,247
Loss from operations	(9,938)	(8,530)	(27,985)	(28,387)
Interest expense	(288)	(473)	(1,116)	(1,247)
Other income, net	67	49	266	148
Net loss	(10,159)	(8,954)	(28,835)	(29,486)
Unrealized gain (loss) on available-for-sale securities	8	(6)	21	6
Comprehensive loss	$(10,151)	$(8,960)	$(28,814)	$(29,480)
Basic and diluted loss per common share:
Net loss	$(10,159)	$(8,954)	$(28,835)	$(29,486)
Shares used in computing net loss per common share	23,678	14,503	22,106	14,480
Net loss per common share	$(0.43)	$(0.62)	$(1.30)	$(2.04)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities
Net loss	$(28,835)	$(29,486)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	2,424	3,749
Depreciation and amortization	7	8
Amortization of debt discount and debt issuance costs	217	280
Write-off debt discount upon note repayment	—	27
Changes in operating assets and liabilities:
Prepaids and other assets	(1,950)	(282)
Accounts payable	(330)	73
Accrued clinical expense	(669)	(319)
Accrued compensation	(419)	(119)
Other accrued liabilities	(621)	(1,091)
Deferred revenue	(610)	(1,830)
Net cash used in operating activities	(30,786)	(28,990)
Cash flows from investing activities
Purchases of property and equipment	(26)	—
Purchases of marketable securities	—	(22,386)
Proceeds from maturities of marketable securities	30,047	23,019
Sale of marketable securities	—	490
Net cash provided by investing activities	30,021	1,123
Cash flows from financing activities
Proceeds from notes payable	—	15,000
Principal payments on notes payable and final payment	(7,615)	(7,983)
Payment of financing fees and debt issuance costs	—	(266)
Proceeds from issuance of common stock through controlled equity offering facilities, net	8,138	21
Proceeds from exercise of warrants, stock options and stock purchase rights	133	34
Net cash provided by financing activities	656	6,806
Net decrease in cash and cash equivalents	(109)	(21,061)
Cash and cash equivalents at beginning of period	8,056	26,886
Cash and cash equivalents at end of period	$7,947	$5,825
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$(2,268)	$—
Fair value of warrants issued in connection with notes payable	$—	$536

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1. Company Overview

Description of Business

Sunesis Pharmaceutical, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of solid and hematologic cancers. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials and raising capital.

In January 2014, Sunesis announced the expansion of its oncology pipeline through separate global licensing agreements for two kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc. (“Biogen”) is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. In January 2017, the Company announced that its Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for SNS-062 had become effective. In July 2017, the Company announced the dosing of the first patient in a Phase 1B/2 study to assess the candidate's safety and activity of SNS-062 in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor, and including patients with BTD C481 mutations. In relation to the dosing of the first patient, the Company also made a milestone payment of $2.5 million to Biogen under the licensing agreement. The Company expects to report interim data from the Phase 1B/2 study in the second quarter of 2018.

The second agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) is for global commercial rights to several potential first-in class, pre-clinical inhibitors of the novel target PDK1. The Company is currently evaluating SNS-510, a PDK1 inhibitor, in pre-clinical absorption, distribution, metabolism and excretion, and toxicology studies, and the Company expects to complete such evaluation with the goal of declaring a development candidate before the end of 2017.

The Company is in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B/2 study in combination with various anti-cancer agents in adult patients with advanced non-hematologic malignancies.

In October 2014, the Company announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory Acute Myeloid Leukemia (“AML”), or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. However, based upon the results of other analyses of the data, in November 2014, the Company submitted a letter of intent to the European Medicines Agency (“EMA”) describing its intention to file a marketing authorization application (“MAA”) for vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In April 2017, the Company presented to the Scientific Advisory Group – Oncology (“SAG-O”) and also to the Committee for Medicinal Products for Human Use (“CHMP”).  As a result of these interactions, feedback from its CHMP rapporteurs and its retained regulatory consultants and an internal assessment, the Company announced on May 1, 2017 its intention to withdraw its MAA.

In July 2015, management met with the U.S. FDA, to discuss a potential regulatory filing for vosaroxin in the U.S. Based upon the meeting, the FDA recommended that the Company provide additional clinical evidence prior to any regulatory filing in the U.S. As a result of both U.S. and European regulatory interactions, Sunesis is evaluating business development approaches to fund another pivotal trial to support future marketing approvals of vosaroxin in the U.S and Europe.

It is the Company’s intention to continue to support investigator-sponsored group trials with vosaroxin and to resume Company-sponsored studies if a development partner can be secured.

Significant Risks and Uncertainties

The Company has incurred significant losses in each year since our inception. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $12.5 million and an accumulated deficit of $626.2 million. The Company expects to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following our decision to withdraw the European MAA for vosaroxin as a treatment for relapsed/refractory AML in patients aged 60 years or older we have prioritized our development funding on our kinase inhibitors with a focus on SNS-062.  The Company has a limited number of products that are still in the early stages of approval and will require significant additional investment. The Company forecasts that, after giving consideration to funds raised in October 2017 from the sale of its common stock, preferred stock and warrants, its cash, cash equivalents and marketable securities are sufficient to enable the Company’s to meet its obligations as they come due into early 2019.

The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. Failure to raise significant additional capital in the future would force the Company to delay or reduce the scope of the Company’s vosaroxin, SNS-062, and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe or the United States, and/or limit or cease the Company’s operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects from the outcome of these uncertainties.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede most existing revenue recognition guidance under GAAP. The new revenue standard requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. Entities can choose either the retrospective or cumulative effect transition method. The new revenue standard as amended by ASU No. 2015-14, is effective for annual and interim periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These pronouncements have the same effective date as the new revenue standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard.  The guidance allows for adoption on either a full retrospective or a modified retrospective basis. The Company has identified the existing contracts likely to fall under ASC 606 and plans to adopt this guidance on January 1, 2018 applying the modified-retrospective approach. The Company has identified the agreements that will be impacted by the adoption of ASC 606.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance does not change the accounting for modifications but provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. Specifically, modification accounting would not apply if the fair value, vesting conditions, and classification of the award are the same immediately before and after the modification. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date and is effective for annual periods beginning after December 15, 2017. The Company has determined the adoption of ASU 2017-09 will not have a material impact on its consolidated financial statements and related disclosures.

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

Cash Equivalents and Marketable Securities

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of September 30, 2017 and December 31, 2016, the Company held cash and investments denominated in Euros with an aggregate fair value of $0.8 million and $0.7 million, respectively. Any cash, cash equivalent and marketable securities balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of September 30, 2017 and December 31, 2016.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Warrants to purchase shares of common stock	218	269	218	269
Convertible preferred stock	3,831	3,367	3,831	3,367
Options to purchase shares of common stock	2,458	2,022	2,458	2,022
Restricted stock units	—	57	—	57
Outstanding securities not included in calculations	6,507	5,715	6,507	5,715

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2017	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$5,474	$—	$—	$5,474
U.S. Treasury securities	Level 1	3,010	—	(1)	3,009
U.S. certificates of deposit	Level 1	493	—	—	493
U.S. corporate debt obligations	Level 2	1,004	—	—	1,004
Total available-for-sale securities		9,981	—	(1)	9,980
Less amounts classified as cash equivalents		(5,474)	—	—	(5,474)
Amounts classified as marketable securities		$4,507	$—	$(1)	$4,506

December 31, 2016	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$3,270	$—	$—	$3,270
U.S. Treasury securities	Level 1	16,029	—	(9)	16,020
U.S. certificates of deposit	Level 1	4,868	—	—	4,868
U.S. corporate obligations	Level 2	11,617	—	(11)	11,606
U.S. commercial paper	Level 2	2,521	—	(2)	2,519
Total available-for-sale securities		38,305	—	(22)	38,283
Less amounts classified as cash equivalents		(3,751)	—	—	(3,751)
Amounts classified as marketable securities		$34,554	$—	$(22)	$34,532

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such position for less than 12 months, and none having been deemed to be other-than temporarily impaired (in thousands):

September 30, 2017	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(1)	$3,009
	$(1)	$3,009

December 31, 2016	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(9)	$16,020
U.S. corporate debt obligations	(11)	11,606
U.S. commercial paper	(2)	2,519
	$(22)	$30,145

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of September 30, 2017, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. We do not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. We have determined that the gross unrealized losses on our securities as of September 30, 2017 were temporary in nature.  There were no realized gains or losses on the available-for-sale securities during nine months ended September 30, 2017 or 2016.

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

6. License Agreements

Biogen

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen Idec MA, Inc. (the “Biogen 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize SNS-062, a BTK inhibitor synthesized under the first amended and restated collaboration agreement with Biogen (the

“Biogen 1st ARCA”), solely for oncology indications. During the third quarter of 2017, the Company made a milestone payment of $2.5 million to Biogen upon the dosing of the first patient in a Phase 1B/2 study to assess the safety and activity of SNS-062 in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitor, and including patients with BTD C481 mutations. The payment was recorded in the research and development expenses line item in the accompanying consolidated statement of operations. The Company may also be required to make royalty payments on product sales of SNS-062. All other of Sunesis’ rights and obligations contained in the Biogen 1st ARCA remain unchanged, except that potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen for potential future sales of SNS-062.

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

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Takeda is currently conducting Phase 1B/2 clinical studies of an oral investigative drug, TAK-580 (formerly MLN2480).

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

Pursuant to the Loan Agreement and the Amendment, the Company is bound by a variety of affirmative covenants during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, notice requirements and obligations to maintain certain insurance. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Amended Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Amended Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Amended Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Amended Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Amended Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Amended Loan Agreement to be correct in all material respects when made. The Amended Loan Agreement defines certain events of default, including instances of a Material Adverse Change in our operations, which may require prepayment of the outstanding loan.  No such events have occurred or are anticipated as of September 30, 2017.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Amended Loan Agreement.

Aggregate future minimum payments due under the Loan Agreement as of September 30, 2017 were as follows (in thousands):

Year ending December 31,	Total
2017	$122
2018	3,664
2019	3,618
2020	1,447
Total minimum payments	8,851
Less amount representing interest	(1,351)
Total notes payable as of September 30, 2017	7,500
Less unamortized debt discount and issuance costs	(348)
Less current portion of notes payable	(2,500)
Non-current portion of notes payable	$4,652

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

During the nine months ended September 30, 2017, 2,571,521 shares of common stock were sold under the Sales Agreement for net proceeds of $8.1 million. As of September 30, 2017, $9.4 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$17	$380	$670	$1,281
General and administrative	467	693	1,701	2,296
Employee stock-based compensation expense	484	1,073	2,371	3,577
Non-employee stock-based compensation expense	17	18	53	172
Total stock-based compensation expense	$501	$1,091	$2,424	$3,749

On June 9, 2017, the Company filed a Tender Offer Statement on Schedule TO relating to an option exchange program for its officers and employees (the “Option Exchange”) to exchange certain stock options to purchase up to an aggregate of 781,505 shares of its common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options with an exercise price greater than or equal to $8.00, and held by eligible holders in continuous service through the termination of the Option Exchange, were eligible for exchange in the program. An exchange ratio of 1.30 for 1 was applied to options priced from $8.00 to $19.99, and an exchange ratio of 1.75 for 1 was applied to options priced at $20.00 or greater.

As of the closing of the Option Exchange on July 10, 2017, 25 eligible holders had tendered an aggregate of 778,928 options for 543,650 new options to purchase shares of the Company’s common stock. Each new stock option was granted on July 10, 2017, pursuant to the Company’s 2011 Equity Incentive Plan with an exercise price per share of $2.62 per share, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $68,471, for the vested options, which was calculated using the Black-Scholes option pricing model. The incremental expense together with the unamortized expense remaining on the unvested options is being amortized over the vesting period of the new options.

10. Subsequent Events

In October 2017, the Company sold an aggregate of 2,749,630 shares of common stock under the Sales Agreement for net proceeds of $6.0 million, after deducting Cantor’s commission.

In October 2017, the Company completed underwritten public offerings of (i) 7,500,000 shares of its common stock and accompanying warrants to purchase 3,750,000 shares of its common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of its non-voting Series D Convertible Preferred Stock (“Series D Stock”) and accompanying warrants to purchase 1,250,000 shares of its common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock. The exercise price of the warrants is $3.00 per whole share of common stock. The warrants may be exercised at any time until and including October 27, 2018. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. If exercised in full, the warrants could result in additional net financing proceeds to the Company of up to $15 million. Each share of non-voting Series D Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding. The proceeds from the underwritten public offering also extended the loan repayment terms under the Amended Loan Agreement to be interest-only through July 1, 2017.

On October 31, 2017, the Company entered into a second amendment to the Amended Loan Agreement (the “Second Amendment”). The Second amendment modified the loan repayment terms to add two additional extended interest-only periods beyond July 1, 2018. If under the terms of the Amended Loan Agreement, the interest-only period has been extended to July 1, 2018, the Company may further extend the interest-only period to October 1, 2018, contingent upon the receipt of at least Fifteen Million dollars ($15,000,000) in unrestricted net cash proceeds from the issuance by the Company of new equity securities or as a non-refundable upfront payment on a new business development agreement or royalty financing agreement (the “New Capital”), on or after October 24, 2017, but on or prior to December 31, 2017. Subsequently, the Company may further extend the interest-only period to January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in New Capital (inclusive of any prior amounts received after October 24, 2017), on or after October 24, 2017, but on or prior to September 15, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our regulatory and clinical strategies for gaining marketing approval in the United States or Europe, our marketing plans and commercialization strategies for SNS-062, vosaroxin and other product candidates, if approved, and the commercial potential of SNS-062, vosaroxin and other product candidates, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements as a result of these risks and uncertainties, which include, without limitation, the risk that we may not be able to receive regulatory approval of our products  in the U.S. or Europe, that our development activities for our products could be otherwise halted or significantly delayed for various reasons, risks related to our need for substantial additional funding to complete the development and commercialization of our product candidates, the risk that our clinical studies for our product candidates, including SNS-062, vosaroxin and our other product candidates, may not demonstrate safety or efficacy or lead to regulatory approval, the risk that data to date and trends may not be predictive of future data or results, risks related to the conduct of our clinical trials, and risks related to our ability to raise the capital that we believe to be accessible and is required to fully finance the development and commercialization of our  product candidates. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

In January 2014, we announced the expansion of our oncology pipeline through separate global licensing agreements for two preclinical kinase inhibitor programs. The first agreement, with Biogen Idec MA, Inc. (Biogen) is for global commercial rights to SNS-062, a selective non-covalently binding oral inhibitor of BTK. We filed a Clinical Trial Authorization application in the first quarter of 2016 in Belgium and enrolled the first patients in a Phase 1A study of SNS-062 in healthy volunteers. In September and again in in December 2016, we announced results from our Phase 1A study in healthy volunteers evaluating oral non-covalent, reversible BTK inhibitor SNS-062. The study demonstrated a favorable safety, pharmacokinetic (PK) and pharmacodynamic (PD) profile for SNS-062 in healthy subjects.  In December 2016 we filed an Investigational New Drug (IND) application with the FDA to conduct a Phase 1B/2 trial in patients with various B-cell malignancies. In January 2017, we announced that our Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA), for SNS-062 had become effective.  In July 2017, we dosed the first patient in a Phase 1B/2 study to assess the candidate's safety and activity of SNS-062 in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitor, and including patients with BTK C481 mutations. In relation to the dosing of the first patient, the Company also made a milestone payment of $2.5 million to Biogen under the licensing agreement.

We are also developing a pre-clinical inhibitor of the novel target PDK1, which we believe to have the potential to be first-in-class. We are currently evaluating SNS-510, a PDK1 inhibitor, in pre-clinical absorption, distribution, metabolism and excretion, and toxicology studies, and we expect to complete such evaluation with the goal of declaring a development candidate before the end of 2017.

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1B/2 study in combination with various anti-cancer agentss in adult patients with advanced non-hematologic malignancies.

In October 2014, we announced the results of a Phase 3, multi-national, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory AML, or the VALOR trial. The VALOR trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. However, based upon the results of other analyses of the data, in November 2014, the Company submitted a letter of intent to the European Medicines Agency (EMA) describing its intention to file a marketing authorization application (MAA) for vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, the Company met separately with the Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use (CHMP). Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In April 2016, we received a list of questions relating to our MAA filing (the Day 120 Questions) and responded to these questions in October 2016 and in December 2016 received a list of outstanding issues (the Day 180 LOI).  In March 2017, we submitted responses to the European Medicine Agency (EMA) Day 180 List of Outstanding Issues issued by the Committee for Medicinal Products for Human Use (CHMP) as part of the centralized review process of the MAA for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years and older.  In April 2017, we presented to the Scientific Advisory Group – Oncology (SAG-O) and also to the CHMP.  As a result of these interactions, feedback from our CHMP rapporteurs and its retained regulatory consultants and an internal assessment, we announced on May 1, 2017 the withdrawal of our MAA. It is our intention to continue to support investigator-sponsored group trials with vosaroxin and to resume Company-sponsored studies if a development partner can be secured.

Recent Financial History

Option Exchange Program

On June 9, 2017, the Company filed a Tender Offer Statement on Schedule TO relating to an option exchange program for its officers and employees (the Option Exchange) to exchange certain stock options to purchase up to an aggregate of 781,505 shares of its common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options with an exercise price greater than or equal to $8.00, and held by eligible holders in continuous service through the termination of the Option Exchange, were eligible for exchange in the program. An exchange ratio of 1.30 for 1 was applied to options priced from $8.00 to $19.99, and an exchange ratio of 1.75 for 1 was applied to options priced at $20.00 or greater.

As of the closing of the Option Exchange on July 10, 2017, 25 eligible holders had tendered an aggregate of 778,928 options for 543,650 new options to purchase shares of the Company’s common stock. Each new stock option was granted on July 10, 2017, pursuant to the Company’s 2011 Equity Incentive Plan with an exercise price per share of $2.62, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $68,471, for the vested options, which was calculated using the Black-Scholes option pricing model. The incremental expense together with the unamortized expense remaining on the unvested options is being amortized over the vesting period of the new options.

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

During the nine months ended September 30, 2017, 2,571,521 shares of common stock were sold under the Sales Agreement with net proceeds of $8.1 million. As of September 30, 2017, $9.4 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sales Agreement. In October 2017, the Company sold an aggregate of 2,749,630 shares of common stock under the Sales Agreement for net proceeds of $6.0 million, after deducting Cantor’s commission.

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $12.5 million and an accumulated deficit of $626.2 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following our decision to withdraw the European MAA for vosaroxin as a treatment for relapsed/refractory AML in patients aged 60 years or older we have prioritized our development funding on our kinase inhibitors with a focus on SNS-062.  We have a limited number of products that are still in the early stages of approval and will require significant additional investment.

In October 2017, the Company completed underwritten public offerings of (i) 7,500,000 shares of its common stock and accompanying warrants to purchase 3,750,000 shares of its common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of its non-voting Series D Convertible Preferred Stock (Series D Stock) and accompanying warrants to purchase 1,250,000 shares of its common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock. In October 2017, the Company sold an aggregate of 2,749,630 shares of common stock under the Sales Agreement for net proceeds of $6.0 million, after deducting Cantor’s commission. With the proceeds from the underwritten public offering and sale of our common stock under the Sales Agreement, the Company will be able to meet its obligations as they become due into early 2019. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due in future periods.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin, SNS-062, and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe or the United States, and/or limit or cease our operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects from the outcome of these uncertainties.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three and nine months ended September 30, 2017 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are currently focused on the development of SNS-062 for the treatment of B-cell malignancies and our new product candidate, SNS-510, for the treatment of solid tumor and hematologic malignancies. Research and development costs typically increase as product development candidates move from early stage to later stage, larger clinical trials.  As a result, our research and development costs may increase in the future. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the development of our product candidates in the future.

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

We anticipate continuing expenditures associated with advancing the SNS-062 and SNS-510 programs in 2017 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in Phase 2 clinical studies being conducted by Takeda. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

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

Results of Operations

Revenue

Total revenue was nil and $0.7 million for the three and nine months ended September 30, 2017 as compared to $0.6 million and $1.9 million for the same period in 2016. Revenue in each period was primarily due to deferred revenue recognized related to the Royalty Agreement with RPI. Revenue related to the Royalty Agreement with RPI, and the license and collaboration agreement with Biogen and was fully amortized to revenue in March 2017.

Research and Development Expense

Research and development expense was $6.8 million and $17.9 million for the three and nine months ended September 30, 2017 as compared to $5.3 million and $18.1 million for the same periods in 2016, primarily relating to the SNS-062 and the vosaroxin development program in each period. The increase of $1.5 million between the comparable three month periods was primarily due to the $2.5 million milestone payment to Biogen under the license agreement, offset by decreases in professional services of $0.8 million and salary and personnel expenses of $0.2 million. The decrease in the comparable nine months periods of $0.2 million was primarily due to a decrease in professional services of $2.5 million, salary and personnel expenses of $0.2 million, and medical affairs expenses of $0.2 million, partially offset by the $2.5 million milestone payment to Biogen under the license agreement.

General and Administrative Expense

General and administrative expense was $3.2 million and $10.8 million for the three and nine months ended September 30, 2017 as compared to $3.9 million and $12.2 million for the same period in 2016. The decrease of $0.7 million for the comparable three month periods was primarily due to decreases in salary and personnel expenses of $0.4 million and commercial expenses of $0.3 million, partially offset by increases of $0.1 million in professional services. The decrease in the comparable nine months periods of $1.4 million was primarily due to a decrease in salary and related expenses of $0.9 million, commercial expenses of $0.7 million, partially offset by increase of $0.4 million in professional services.

Interest Expense

Interest expense was $0.3 million and $1.1 million for the three and nine months ended September 30, 2017 as compared to $0.5 million and $1.2 million for the same period in 2016. The decrease in the 2017 periods was primarily due to the decrease in the outstanding notes payable.

Other Income, Net

Net other income was $0.1 million and $0.3 million for the three months and nine months ended September 30, 2017 as compared to nil and $0.1 million for the same period in 2016. The other income was primarily comprised of interest income from the short term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $12.5 million and an accumulated deficit of $626.2 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following our decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older we have prioritized our development funding on our kinase inhibitors with a focus on SNS-062.  We have a limited number of products that are still in the early stages of approval and will require significant additional investment. In October 2017, the Company completed underwritten public offerings of (i) 7,500,000 shares of its common stock and accompanying warrants to purchase 3,750,000 shares of its common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of its non-voting Series D Convertible Preferred Stock (Series D Stock) and accompanying warrants to purchase 1,250,000 shares of its common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock. In October 2017, the Company sold an aggregate of 2,749,630 shares of common stock under the Sales Agreement for net proceeds of $6.0 million, after deducting Cantor’s commission. With the proceeds from the underwritten public offering and sale of our common stock under the Sales Agreement, the Company will be able to meet its obligations as they become due into early 2019.

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

During the nine months ended September 30, 2017, 2,571,521 shares of common stock were sold under the Sales Agreement with Cantor for net proceeds of $8.1 million. As of September 30, 2017, $9.4 million of common stock remains available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement. In October 2017, the Company sold an aggregate of 2,749,630 shares of common stock under the Sales Agreement for net proceeds of $6.0 million, after deducting Cantor’s commission.

Our cash, cash equivalents and marketable securities totaled $12.5 million as of September 30, 2017, as compared to $42.6 million as of December 31, 2016. The decrease of $30.1 million was primarily due to $30.8 million of net cash used in operating activities and a debt restructuring payment of $7.6 million, partially offset by offset by $8.3 million in net proceeds from issuing and selling shares under the Sales Agreement with Cantor and from the purchases under the ESPP by the employees.

Cash Flows

Net cash used in operating activities was $30.8 million for the nine months ended September 30, 2017, as compared to $29.0 million for the same period in 2016. Net cash used in the 2017 period resulted primarily from the net loss of $28.8 million and changes in operating assets and liabilities of $4.6 million, offset by net adjustments for non-cash items of $2.6 million. Net cash used in the nine months period ended September 30, 2016 resulted primarily from the net loss of $29.5 million and changes in operating assets and liabilities of $3.6 million, including a final payment fee representing interest expense of $1.2 million under the Oxford Loan Agreement, partially offset by net adjustments for non-cash items of $4.1 million.

Net cash provided by investing activities was $30.0 million for the nine months ended September 30, 2017, as compared to net cash provided by investing activities of $1.1 million for the same period in 2016. Net cash provided in the period ended September 30, 2017, consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of property and equipment. Net cash provided in the 2016 period consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities.

Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2017, as compared to $6.8 million for the same period in 2016. Net cash provided in the 2017 period resulted from net proceeds of $8.3 million from the sales of our common stock under the Sales Agreement with Cantor and from purchases under the ESPP by the employees, partially offset by a debt restructuring payment of the loan with Bridge Bank of $7.6 million. Net cash provided in the 2016 period resulted primarily from net proceeds of $14.8 million from debt financing, offset by $8.0 million of principal payment on notes payable.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $12.5 million and cash used in operating activities of $30.8 million. We adopted FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) effective December 31, 2016. We have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

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

In October 2017, the Company completed underwritten public offerings of (i) 7,500,000 shares of its common stock and accompanying warrants to purchase 3,750,000 shares of its common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of its non-voting Series D Convertible Preferred Stock (Series D Stock) and accompanying warrants to purchase 1,250,000 shares of its common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock. In October 2017, the Company sold an aggregate of 2,749,630 shares of common stock under the Sales Agreement for net proceeds of $6.0 million, after deducting Cantor’s commission. With the proceeds from the underwritten public offering and sale of our common stock under the Sales Agreement, the Company would be able to meet its obligations as they become due into early 2019. We will need to raise substantial additional capital to complete the development and potential commercialization of our development programs. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vosaroxin, SNS-062 or our development programs, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin, SNS-062, and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe or the United States, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Debt obligations(1)	$8,851	$2,831	$6,020	$—
Operating lease obligations(2)	$498	$498	$—	$—

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

Interest Rate and Market Risk

As of September 30, 2017 and December 31, 2016, we had $12.5 million and $42.6 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by maturity period for our investment portfolio as of the dates indicated (in thousands, except percentages):

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of September 30, 2017
Available-for-sale securities	$9,980	$—	$9,980
Average interest rate	0.6%	0.0%

	Expected Maturity		Total
	0-3 months	Over 3 months	Fair Value as of December 31, 2016
Available-for-sale securities	$16,074	$22,209	$38,283
Average interest rate	0.5%	0.7%

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

As of September 30, 2017 and December 31, 2016, we held cash and investments denominated in Euros with an aggregate fair value of $0.8 million and $0.7 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income, net in the statements of operations and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to raise substantial additional capital to:

•	fund additional clinical trials of SNS-062 prior to any regulatory filing for approval;
•	fund preclinical and clinical development of SNS-510;
•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments; and
•	costs of supporting our arrangements with Biogen, Takeda or any potential future licensees or partners.

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

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.*

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015 were $28.8 million, $38.0 million and $36.7 million, respectively. As of September 30, 2017, we had an accumulated deficit of $626.2 million. We do not currently have any products that have been approved for marketing, and we continue to incur substantial development and general and administrative expenses related to our operations. We expect to continue to incur losses for the foreseeable future, and we expect to continue to incur significant losses for the foreseeable future as we continue development of our kinase inhibitor pipeline, including our BTK inhibitor SNS-062. Following the decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older the Company has prioritized development funding on kinase inhibitors with a focus on SNS-062. We have a limited number of products that are still in the early stages of approval and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We are unable to predict when we will generate revenue from the sale of products, if at all. In the absence of additional sources of capital or partnering opportunity, which may not be available to us on acceptable terms, or at all, the development of SNS-062 or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The development of vosaroxin and/or SNS-062 could be halted or significantly delayed for various reasons; our clinical trials for vosaroxin and SNS-062 may not lead to regulatory approval.*

Our product candidates are vulnerable to the risks of failure inherent in the drug development process. Our VALOR trial failed to meet its primary endpoint, and we may not be able to obtain regulatory approval for commercialization for vosaroxin in any of the United States, Europe, or other regions. Based upon a meeting with the FDA held in July 2015, the FDA recommended that we provide additional clinical evidence prior to any regulatory filing in the United States. We may also need to conduct significant additional preclinical studies and clinical trials before we can attempt to demonstrate that vosaroxin is safe and effective to the satisfaction of the EMA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

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

We currently rely on two contract manufacturers for SNS-062 API and FDP.  Third party contract manufacturing organizations are relied on to manufacture key starting materials and intermediates required in the manufacture of SNS-062 API.  The manufacturing requires high purity materials to meet the final product specifications. A number of suitable manufacturers are available in North America and India for the manufacturing of API and FDP.  The Company has limited manufacturing experience, and we have not yet scaled-up to commercial scale.  The cost to manufacture at commercial scale may materially exceed the cost of clinical-stage manufacturing.

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

Our commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. If a third party asserts that we are using technology claimed in issued and unexpired patents, or other proprietary rights, owned or controlled by the third party, we may need to obtain a license, enter into litigation to challenge the validity or enforceability of the patents or other rights or incur the risk of litigation in the event that a third party asserts that we infringe its patents or have misappropriated other rights.

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

We also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and enforce. While we use reasonable efforts to protect our trade secrets, our or our collaboration partners’ employees, consultants, contractors or scientific and other advisors, or those of our licensors or collaborators, may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we may not be able to assert our trade secret protection against them and our business could be harmed.

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

The vosaroxin composition-of-matter was covered by U.S. Patent No. 5,817,669 B2 and its counterpart patents in foreign jurisdictions. These patents expired in 2015. We have received granted patents relating to vosaroxin compositions, uses of vosaroxin, and manufacture of vosaroxin, in the United States and other geographies. In addition to the granted US and European patents, we have received granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world.  In addition, other patents have been granted in the United States and other countries claiming certain technology related to vosaroxin and other methods of use of vosaroxin.

We are seeking and have received granted patents relating to the SNS-062 composition of matter, and compositions, and uses and manufacture of SNS-062, in the U.S., Europe and other geographies, including major markets, throughout the world.

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

We do not know when, if ever, vosaroxin, SNS-062 or other product candidates will be approved by the EMA, FDA or other regulatory authorities.  Even if one or more of our products are approved for commercial marketing in the future, we may not have sufficient time to commercialize our products to enable us to recover our development costs prior to the expiration of the U.S. and foreign patents covering our products. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patent rights we own or have licensed. Our obligation to pay royalties to Sumitomo Dainippon Pharma Co., Ltd., the company from which we licensed vosaroxin, or Biogen, the company from which we licensed SNS-062, may extend beyond the patent expiration, which would further erode the profitability of our products. In addition, our potential obligation to pay RPI royalties on vosaroxin revenues pursuant to the Royalty Agreement would also further erode the profitability of this product.

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

If conflicts of interest, or a failure or dispute of reporting or diligence efforts arise between our current or future licensees or collaboration partners, if any, and us, any of them may act in their self-interest, which may be adverse to our interests.*

If a conflict of interest arises between us and one or more of our current or potential future licensees or collaboration partners, if any, they may act in their own self-interest or otherwise in a way that is not in the interest of our company or our stockholders. Biogen, Takeda, or potential future licensees or collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of a license or collaboration with our company. In current or potential future licenses or collaborations, if any, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our licenses or collaborations. Our licensees or collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these licenses or collaborations. Competing products, either developed by our licensees or collaboration partners or to which our licensees or collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the license or collaboration agreement.

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

Our loan and security agreement (“the Loan Agreement”), with Western Alliance Bank (Western Bank”) and Solar Capital Ltd (“Solar Capital”, and collectively with Western Bank, “the Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”), contains a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Loan Agreement to be correct in all material respects when made.

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

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of vosaroxin or other product candidates.*

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in Europe or the United States until we receive approval of an MAA or NDA for these respective territories, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vosaroxin or SNS-062 in any jurisdiction. In addition, failure to comply with EMA, FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

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

In the nine months ended September 30, 2017, our common stock traded as low as $1.88 and as high as $4.30. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

On October 31, 2017, the Company entered into a second amendment, or the Second Amendment, amend certain terms of the loan and security agreement dated March 31, 2016, with Western Alliance Bank and Solar Capital Ltd., or, collectively, the Lenders, as amended by the first amendment to the loan agreement, dated June 30, 2017, or the Loan Agreement.

The Second Amendment modifies the loan repayment terms to add two additional extended interest-only periods beyond July 1, 2018.  If under the terms of the Loan Agreement, the interest-only period has been extended to July 1, 2018, the Company may further extend the interest-only period to October 1, 2018, contingent upon the receipt of at least Fifteen Million Dollars ($15,000,000) in unrestricted net cash proceeds from the issuance by the Company of new equity securities or as a non-refundable upfront payment on a new business development agreement or royalty financing agreement, or, New Capital, on or after October 24, 2017, but on or prior to December 31, 2017.  Subsequently, the Company may further extend the interest-only period to January 1, 2019, contingent upon the receipt of at least Twenty Five Million Dollars ($25,000,000) in New Capital (inclusive of any prior amounts received after October 24, 2017), on or after October 24, 2017, but on or prior to September 15, 2018. The description of the Amendment contained herein do not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.1, and is incorporated by reference herein.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007
3.2	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009
3.4	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009
3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.5	1/21/2010
3.6	Certificate of Amendment to Amended and Restated Certificate	8-K	000-51531	3.1	2/14/2011
3.7	Certificate of Designation of Series B Convertible Preferred Stock	8-K	000-51531	3.1	12/16/2015
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016
3.9	Certificate of Designation of Series C Convertible Preferred Stock	8-K	000-51531	3.1	10/19/2016
3.10	Certificate of Designation of Series D Convertible Preferred Stock	8-K	000-51531	3.1	10/26/2017
10.1	Second Amendment to Loan and Security Agreement					X
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 2, 2017	/s/ DANIEL N. SWISHER, JR
Daniel N. Swisher, Jr.
Chief Executive Officer, President, Interim Chief Financial Officer and Corporate Secretary (as duly authorized officer, principal financial officer and principal accounting officer)