Form 10-K
period 2017-12-31
SUNESIS PHARMACEUTICALS INC
filed 2018-03-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2017, as reported by The NASDAQ Stock Market, was $58,850,769. The calculation of the aggregate market value of voting and non-voting stock excludes 1,346,242 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of March 1, 2018, was 34,348,917.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2017.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our regulatory and clinical strategies for gaining marketing approval in the United States, including the continued development and commercialization of vecabrutinib (formerly SNS-062), vosaroxin and other product candidates, the timing of our Phase 1b/2 trial of vecabrutinib, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, including any partnering arrangements related to further vosaroxin development, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “could,” “estimates,” “expects,” “intend,” “look forward,” “may,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term refers only to the parent company.

ITEM 1.	BUSINESS

General

Sunesis Pharmaceutical, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of cancer. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, formerly known as SNS-062, a non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”). Vecabrutinib is being studied in a Phase 1b/2 clinical trial in B-cell malignancies. In December 2013, we acquired global commercial rights to vecabrutinib, an orally available compound, from Biogen Idec MA, Inc. (“Biogen”). In January 2017, we announced our Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for vecabrutinib had become effective. In July 2017, we announced the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor, and including patients with BTK C481 mutations. In connection to the dosing of the first patient, we also made a milestone payment of $2.5 million to Biogen under the licensing agreement. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. We currently expect to announce a recommended Phase 2 dose in the fall of 2018. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without the C481S mutation.

We are also developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). We acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. We are currently characterizing SNS-510 in preclinical studies with the goal of filing an IND in 2019.

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma and other solid tumor cancers.

We are also seeking to identify a partner to support further vosaroxin development. We conducted a Phase 3, multinational, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory Acute Myeloid Leukemia (“AML”). This trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. As a result of both U.S. and European regulatory interactions, we announced on May 1, 2017 the withdrawal of our Marketing Authorization Application (“MAA”) for vosaroxin. We believe that one additional successful pivotal trial could support future marketing approvals of vosaroxin in the U.S and Europe. It is our intention to out-license vosaroxin to a partner to continue development and commercialization for vosaroxin. In the meantime, we continue to support limited investigator-sponsored trials with vosaroxin.

Our Strategy

We plan to continue to build Sunesis into a leading biopharmaceutical company focused on the development and commercialization of new oncology therapeutics by:

•

exploring the safety and efficacy of vecabrutinib as a potential treatment for Chronic Lymphocytic Leukemia (“CLL”) patients who have relapsed while being treated with a covalent BTK inhibitor primarily as a result of the C481S mutation, as well as for other B-cell malignancies;

•	investing in preclinical development of SNS-510, with the goal of filing an IND in 2019;
•	supporting our pan-RAF kinase inhibitor program with Takeda;
•	continuing to expand and develop our oncology-focused pipeline through further licensing or collaboration arrangements and research and development; and
•	seeking to identify a partner to out-license vosaroxin.

Development Pipeline

The following chart summarizes our development pipeline:

Product Pipeline

Kinase Inhibitor Pipeline
Pre Clinical
Phase 1
Phase 2
Phase 3
Vecabrutinib
sunesis
B-Cell Malignancies
BTK
SNS-510
sunesis
Hematology/Solid Tumors
PDK1
TAK-580
Takeda
Solid Tumors
Pan-RAF
Anticancer Quinolone Derivative
Vosaroxin
sunesis
Out-licensing effort underway
QINPREZO
(vosaroxin)
AML
Topo II (Investigator Sponsored Studies)
Active phase
Planned phase

sunesis Pharmaceuticals, Inc.

Vecabrutinib (SNS-062)

Vecabrutinib is a non-covalently binding inhibitor of BTK. BTK mediates signaling through the B-cell receptor, and is critical for adhesion, migration, proliferation and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with the BTK inhibitor ibrutinib approved for relapsed/refractory mantle cell lymphoma, newly diagnosed and relapsed/refractory CLL, CLL with 17p depletion, Waldenström’s macroglobulinemia, and marginal zone lymphoma.  Ibrutinib is covalent and forms an irreversible bond with cysteine residue 481 (C481) in the BTK kinase domain.  This cysteine may mutate over time to a serine (“C481S”) and this is associated with disease progression and resistance to further treatment with ibrutinib and other covalent BTK inhibitors. Resistance to ibrutinib is a growing problem, with an estimate of cumulative incidence of disease progression in a largely relapsed/refractory CLL population of 19% at 4 years. Characterization of the ibruntinib-relapsed population continues, with one investigation reporting that mutations in BTK C481 are present in 2/3 of relapsed patients, suggesting that this presents a large, growing, and well-defined market.

Vecabrutinib has inhibitory activity in vitro in BTK kinase assays and in B-cell signaling assays, as well as in in vivo models of B-cell mediated diseases. The mechanism by which vecabrutinib inhibits BTK is distinguished from the mechanism of ibrutinib, as vecabrutinib binds BTK non-covalently, and does not interact with BTK C481. In addition, vecabrutinib has a unique kinase selectivity profile and a favorable pharmacokinetic profile compared to covalently binding BTK inhibitors and this may translate to clinical benefit for patients. For example, vecabrutinib inhibits interleukin-2-inducible T-cell kinase (ITK), which may improve anti-

tumor T-cell activity. Ibrutinib also inhibits ITK, and this is thought to have contributed to its efficacy in chronic Graft-Versus-Host disease. Unlike ibrutinib, vecabrutinib does not inhibit epidermal growth factor receptor (EGFR), and EGFR inhibition has been associated with gastrointestinal and other adverse events. Vecabrutinib’s distinct kinase selectivity profile and favorable pharmacokinetic and pharmacodynamic profile, demonstrated in our Phase 1a study, indicate the potential for vecabrutinib to become a differentiated treatment for B-cell malignancies.

In 2015, we conducted IND-enabling studies for vecabrutinib, and in 2016 we conducted a Phase 1a healthy volunteer study in Belgium. The results of this study supported further development of vecabrutinib.  In December 2016, we filed an IND with the FDA and in January 2017, the IND was cleared to proceed by the FDA. The rights to develop vecabrutinib for oncology indications were in-licensed from Biogen in December 2013, as described below.

Vecabrutinib is currently in a Phase 1b dose escalation study evaluating the safety, pharmacokinetics, pharmacodynamics, and antitumor activity over a range of dose levels in patients with relapsed/refractory CLL and other B-cell malignancies after at least two lines of standard treatment to determine the maximum tolerated and/or recommended phase 2 dose. We recently amended the protocol to broaden the inclusion criteria to include additional B-cell malignancies such as Follicular Lymphoma and certain types of Diffuse Large B-Cell Lymphoma. In addition to existing leading clinical sites Dana-Farber Cancer Institute, Weill Cornell Medicine, UC Irvine, and MD Anderson Cancer Center, Swedish Cancer Institute recently joined the study as our first community-based investigational site bringing a broad catchment area and long history of ibrutinib use.

In December 2017 at an investor and analyst event at the American Society of Hematology meeting, we presented data from the first cohort, patients treated with 25mg twice daily (“BID”) of vecabrutinib. Vecabrutinib was well tolerated and patients remained on study for 2-4 cycles of treatment. Adverse events included headache and back pain, cytopenias, and infection. Significant BTK phosphorylation inhibition was observed in two of the patients, a promising early sign of pharmacodynamic activity. We are currently studying the 50mg BID dose cohort, which must be expanded to six patients because one patient did not receive the required number of doses due to an adverse event, which is, by protocol, a dose-limiting toxicity.

TAK-580 (formerly MLN2480)

A pan-Raf inhibitor program was originally developed through a collaboration agreement between Sunesis and Biogen. In March 2011, Biogen’s rights to this program were purchased by and exclusively licensed to Takeda. In September 2017, Takeda presented the final results from a Phase 1 study of TAK-580 in 99 patients at the European Society for Medical Oncology (ESMO) conference. The safety and pharmacokinetic profiles of TAK-580 dosed every other day and once weekly at maximum tolerated doses were acceptable. Once-weekly dosing improved safety over every-other-day dosing. These data support the further assessment of once-weekly dosing. The once-weekly dosing schedule is currently being assessed in rational drug combinations to target tumor indications where dysregulation of the mitogen-activated protein kinase (MAPK) pathway is present.

In February 2018, an investigator-sponsored trial was initiated evaluating TAK-580 in Pediatric Low-Grade Glioma (PLGG), for which we believe the scientific rationale is compelling.  PLGG accounts for nearly 30% of pediatric brain cancer, and Fusion-RAF proteins are present in a large proportion of these pediatric tumors. There is a significant unmet need for these children and we expect to have a more detailed update on this trial in the coming months.

The Raf kinases (A-Raf, B-Raf and C-Raf) are key regulators of cell proliferation and survival within the mitogen-activated protein kinase (MAPK) pathway. Pan-RAF inhibitors such as TAK-580 are able to regulate MAP kinase pathway activation that are driven by RAF-monomer signaling, such as BRAF V600 mutations, and are uniquely positioned to also inhibit RAF dimer signaling, which can drive cancers with RAS mutations, non-V600 BRAF mutations, and RAF fusions.

Under the license agreement, we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target, and royalty payments depending on related product sales, as further described below.

SNS-510

SNS-510 is in preclinical studies with the goal of submitting an IND in 2019.

In January 2014, we in-licensed a series of selective PDK1 inhibitors from Takeda that were discovered under a research collaboration agreement between Biogen and Sunesis, as described below. PDK1 is a key kinase and mediator of PI3K/AKT signaling and also regulates other pathways by PI3K-independent mechanisms. These pathways are involved in cell growth, differentiation, survival and migration and are frequently dysregulated in cancers. PDK1 inhibitors are expected to be broadly active in both hematologic and solid tumor malignancies. We have taken a series of PDK1 inhibitors with confirmed antitumor activity in vitro and in vivo into preclinical development, and in 2017, we selected SNS-510 as a development candidate.

There are multiple PI3K pathway inhibitors in late stage development or approval for use in CLL and other malignancies. PDK1 represents a key oncology target within the PI3K pathway and other PI3K-independent pathways including MAPK and NF-KB. We believe SNS-510 is a potential first-in-class compound with demonstrated inhibition of PI3K-dependent and independent pathways and a compelling in vitro and in vivo profile. SNS-510 has the potential for broad-spectrum single agent and combination activity in both solid tumor and hematologic malignancies.

Inhibitors of PDK1 are expected to be able to provide similar clinical benefits to those observed with PI3K inhibitors and have the potential to provide additional benefits through inhibition of PI3K-independent cancer signaling pathways, especially in cancer types in which PDK1 is overexpressed such as breast cancer and AML. We believe that our PDK1 inhibitors can be differentiated from PI3K and PDK1 inhibitors currently approved and in development and may provide novel opportunities in solid tumor and hematologic cancers.

Vosaroxin

We are seeking to identify a partner with the expertise and resources to support further vosaroxin development. After regulatory consultation in the US and Europe, we believe that one successful Phase 3 trial would be sufficient for approval, unlocking value for acute myeloid leukemia (AML) patients and investors. We believe the best next step would be to study vosaroxin in a Phase 3 study in relapsed or refractory AML patients who are over 60 years old.

Vosaroxin is an anti-cancer quinolone derivative—a class of compounds that has not been used previously for the treatment of cancer. Preclinical data demonstrate that vosaroxin intercalates DNA and inhibits topoisomerase II, an enzyme critical for cell replication, resulting in replication-dependent, site-selective DNA damage, G2 arrest and apoptosis. We licensed worldwide development and commercialization rights to vosaroxin from Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) in 2003. In October 2014, we announced results from our Phase 3, randomized, double-blind, placebo-controlled, pivotal clinical trial of vosaroxin in combination with cytarabine to evaluate overall survival in patients with relapsed or refractory AML. The trial enrolled 711 adult patients at 124 study sites in the U.S., Canada, Europe, South Korea, Australia and New Zealand. Patients treated with vosaroxin achieved increased overall survival compared to those treated with placebo (7.5 months vs 6.1 months, HR=0.87), the primary endpoint, but this difference did not achieve statistical significance (p=0.06). The complete remission (CR) rate, the sole secondary efficacy endpoint in the trial, did demonstrate a significant difference for the vosaroxin combination arm (30.1% vs 16.3%, p < 0.0001). Regarding drug safety, Grade 3 or higher non-hematologic adverse events that were more common in the vosaroxin combination arm were gastrointestinal and infection-related toxicities, consistent with those observed in our previous clinical trials. The rate of serious adverse events was 55.5% in the vosaroxin combination arm compared to 35.7% in the placebo and cytarabine arm.

Based upon the results, in November 2014, we submitted a letter of intent to the European Medicines Agency (EMA) describing our intention to file a marketing authorization application (MAA) for vosaroxin plus cytarabine for the treatment of relapsed or refractory AML. In June 2015, we met separately with the Rapporteur and Co-Rapporteur, who are two appointed members of the EMA’s Committee for Medicinal Products for Human Use (CHMP). Based upon feedback from these meetings, we filed an MAA with the EMA at the end of 2015. In March 2017, we submitted responses to the EMA Day 180 List of Outstanding Issues issued by the CHMP as part of the centralized review process of the MAA for vosaroxin as a treatment for relapsed/refractory AML in patients aged 60 years and older.  In April 2017, we presented to the Scientific Advisory Group – Oncology (SAG-O) and also to the CHMP.  As a result of these interactions, feedback from our CHMP rapporteurs and our retained regulatory consultants, and an internal assessment, we announced on May 1, 2017 the withdrawal of our MAA. It is our intention to continue to support investigator-sponsored group trials with vosaroxin and to find an out-license partner prior to starting a registered trial.

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

Vosaroxin Investigator Sponsored Clinical Trials

At the request of investigators, we have agreed to support select investigator-sponsored trials. These trials maintain interest in vosaroxin, make the product available to some patients through clinical trials, and could support an expanded market opportunity beyond relapsed/refractory AML. We believe these trials will help to out-license vosaroxin and ultimately enhance its value. These investigator-sponsored trials include:

•

Phase 2 trial of vosaroxin with decitabine in patients 60 years of age or order with newly diagnosed acute AML or high-risk Myelodysplastic Syndrome (MDS). The trial was conducted at MD Anderson Cancer Center under the direction of Naval G. Daver, M.D., Associate Professor and Farhad Ravandi -Kashani, M.D., Professor of Medicine, Department of Leukemia, Division of Cancer Medicine. The trial completed with overall response rate of 74% and improved overall median overall survival from 5.5 months to 14.6 months.

•

Phase 1/2 trial of vosaroxin in combination with azacitidine in patients with MDS. The trial was conducted at the Washington University School of Medicine under the direction of Meagan A. Jacoby, M.D., Ph.D., Instructor of Medicine, Division of Oncology. The trial completed with overall response rate of 63% with 50% of patients receiving transplant.

•

Phase 2 trial of vosaroxin and infusional cytarabine for frontline treatment of AML (VITAL) patients. Stage 1 of the trial completed with 53% complete remission rate and overall response rate of 71%. Stage 2 is fully enrolled with EHA 2018 presentation targeted.

•

Phase 1/2 trial of vosaroxin in adult patients with previously treated intermediate-2 or high-risk MDS. The trial is being conducted at Weill Cornell Medical College and New York-Presbyterian Hospital under the direction of Gail J. Roboz, M.D., Associate Professor of Medicine and Director of the Leukemia Program.

•

Phase 1/2 trial of vosaroxin with cytarabine tested as consolidation therapy as one of up to three novel agents. This trial is being conducted under the direction of national cooperative group French Innovative Leukemia Organization (FILO) and the Acute Leukemia French Association (ALFA).

License, Collaboration and Royalty Agreements

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

In June 2008, the parties agreed to terminate the research term and related funding. In March 2011, as part of a series of agreements among Sunesis, Biogen and Takeda, we entered into: (a) an amended and restated collaboration agreement with Biogen (“the Biogen Idec 1st ARCA”); (b) a license agreement with Millennium (“the Takeda Agreement”); and (c) a termination and transition agreement among Sunesis, Biogen and Takeda (“the Termination and Transition Agreement”).

The Termination and Transition Agreement provided for the termination of Biogen’s exclusive rights under the Biogen OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein BTK and the permitted assignment to Takeda of all related Sunesis collaboration assets and rights to Raf kinase and the human protein PDK1.

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

In December 2013, we entered into a second amended and restated collaboration agreement with Biogen (the “Biogen 2nd ARCA”), which amended and restated the Biogen 1st ARCA, to provide us with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. During the third quarter of 2017, we made a milestone payment of $2.5 million to Biogen upon the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitors, and including patients with BTK C481 mutations. We may also be required to make royalty payments on product sales of vecabrutinib. Additionally, potential future royalty payments to us were reduced to equal those amounts due to Biogen for potential future sales of vecabrutinib. All of our other rights contained in the Biogen 1st ARCA remain unchanged.

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

With respect to the Raf target product rights that were originally licensed to Takeda under the Takeda Agreement, we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. The agreement also provides us with future co-development and co-promotion rights. Takeda is currently conducting a Phase 1b clinical study of an oral investigative drug, TAK-580, which is licensed to them under the Amended Takeda Agreement.

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

If we discontinue seeking regulatory approval and/or the sale of the product in a region, we are required to return our rights to the product in that region to Sumitomo. The agreement may be terminated by either party for the other party’s uncured breach or bankruptcy.

Royalty Agreement with RPI

In March 2012, we entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. In September 2012, as a result of the recommendation by the VALOR trial Data and Safety Monitoring Board to increase the sample size for the VALOR trial, RPI made a $25.0 million cash payment to us in exchange for a 6.75% royalty on any future net sales of vosaroxin. In conjunction with the Royalty Agreement, we issued two five-year warrants to RPI, each to purchase 166,666 shares of our common stock, at exercise prices of $20.88 and $27.84 per share, respectively. Of the $25.0 million, $21.9 million was recorded as deferred revenue and is being amortized to revenue over the related performance period of the Royalty Agreement. The remaining $3.1 million represents the fair value of the warrants. Both warrants were exercised in full in 2014.

Revenues

Over the past years, we have generated revenue through the Royalty Agreement with RPI and the Biogen 1st ARCA. In 2017, 2016, and 2015, we recognized $0.7 million, $2.4 million, and $2.9 million of revenue, respectively, related to the Royalty Agreement with RPI.

Manufacturing

We rely on, and we expect to continue to rely on, a limited number of third-party contract manufacturers for the production of clinical and commercial quantities of all of our active pharmaceutical ingredients (“API”), including vecabrutinib and vosaroxin and the finished drug products (“FDP”) incorporating the API. We have supply agreements with all of these third parties, and our agreements with these parties may include provisions that allow for termination at will by either party following a relatively short notice period.

We currently rely on two contract manufacturers for vecabrutinib API and two for FDP. Third-party contract manufacturing organizations are relied on to manufacture key starting materials and intermediates required in the manufacture of vecabrutinib API.  The manufacturing requires high-purity materials to meet the final product specifications. A number of suitable manufacturers are available in North America and India for the manufacturing of API and FDP. Three lots of API have been manufactured at a clinical scale. Scale-up to commercial scale has not been done. The cost to manufacture at large scale is unknown.

We currently rely on a single contract manufacturer for the vosaroxin API and a single contract manufacturer to formulate the vosaroxin API and fill and finish vials of the vosaroxin FDP. Because the vosaroxin API is classified as a cytotoxic substance, the number of available manufacturers for the API and FDP is limited, but we have identified several suitable backup facilities. In 2016, we performed process validation studies on API and FDP batches of vosaroxin. The results of these process validation studies met preset criteria. In 2017, we manufactured one lot of commercial-scale vosaroxin finished product.

Competition

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including B-cell malignancies and AML. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

With respect to vecabrutinib, we are aware of a number of companies that are or may be pursuing different approaches to C481S-mutant BTK inhibition, including Aptose Biosciences Inc., Roche Holdings AG, ArQule, Inc., and Loxo Oncology, Inc. Moreover, numerous companies are also pursuing inhibitors of wild-type BTK, including AbbVie Inc. (“AbbVie”), with its drug IMBRUVICA®. Other companies with BTK inhibitors currently in development include AstraZeneca PLC, BeiGene, Ltd., EMD Merck, Eli Lilly and Company, Gilead Sciences, Inc. (“Gilead”), Principia Biopharm Inc., and others in oncology and non-oncology indications. Other drugs that may compete to treat ibrutinib refractory patients, including patients with C481S-mutant BTK, include AbbVie’s Bcl-2 inhibitor VENCLEXTA™, Gilead’s Zydelig PI2K kinase inhibitor, TG Therapeutics, Inc.’ umbralisib PI3K inhibitors, and Verastem’s duvelisib PI3K inhibitor.

Intellectual Property

We believe that patent protection is very important to our business and that our future success depends in part on our ability to obtain patents protecting vecabrutinib, SNS-510, TAK-580, vosaroxin or future drug candidates, if any. Historically, we have patented a wide range of technology, inventions and improvements related to our business. When appropriate, we seek orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. For example, we secured orphan drug designation for vosaroxin for the treatment of AML from the European Commission and from the FDA. This may provide ten years of marketing exclusivity in all member countries of the European Union, and seven years of market exclusivity in the U.S.

Vecabrutinib Patent Assets

U.S. Patent Nos. 8,785,440 B2 and 9,249,146 B2 covering a genus of compounds including the vecabrutinib composition-of-matter and methods of their use have counterpart pending applications or granted patents in the US and in Europe (EPO) and other countries, with expiry in 2030.  U.S. Patent No. 9,394,277 B2 covering a subgenus of compounds including vecabrutinib has counterpart pending applications or granted patents in the U.S. and in EPO and other countries, with expiry in 2033. As of December 31, 2017, we own, co-own or have rights to approximately 14 granted U.S. and foreign patents, and approximately 30 pending U.S. and foreign applications, pertaining to vecabrutinib and compositions and uses thereof. The expiries of these granted patents and patents that may be granted range from 2030 to 2037.

SNS-510 Patent Assets

U.S. Patent No. 9,546,165 B2, and allowed U.S. Patent App. No. 14/966,821, covering a genus of compounds, including the SNS-510 composition-of-matter, and methods of their use has counterpart applications or granted patents in EPO and other countries, with expiry in 2030 (2031 in US due to Patent Term Adjustment based on prosecution delay by the United States Patent and Trademark Office). As of December 31, 2017, we own, co-own or have rights to approximately 45 granted U.S. and foreign patents, and approximately 19 pending U.S. and foreign applications, pertaining to SNS-510 and compositions and uses thereof. The expiries of these granted patents and patents that may be granted range from 2030 to 2037.

Vosaroxin Patent Assets

U.S. Patent No. 5,817,669 B2 covering the vosaroxin composition-of-matter and its counterpart patents in foreign jurisdictions have all expired. However, we are seeking and have been granted numerous patents relating to vosaroxin compositions, and uses and manufacture of vosaroxin, in the U.S and in Europe.  In addition to our U.S. and European patents, we have been granted similar and related patents in certain other countries, and patent applications are pending in these and other countries, including major markets, throughout the world. As of December 31, 2017, we own, co-own or have rights to approximately 200 granted U.S. and foreign patents, and approximately 106 pending U.S. and foreign applications, pertaining to vosaroxin and compositions and uses thereof. The expiries of these granted patents and patents that may be granted range from 2025 to 2030.

General

While it is possible that patent term restoration and/or supplemental patent certificates could be available for some of these or other patents we own or control through licenses after possible approval of commercial product, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

Our commercial success depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. The existence of third party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursuing research, development or commercialization of vecabrutinib, SNS-510, TAK-580, vosaroxin or future drug candidates, if any, or be required to obtain licenses to such patents or to develop or obtain alternative technology.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and implementing regulations. The process required by the FDA before any of our drug candidates may be marketed in the U.S. generally involves the following:

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

Clinical trials are typically conducted in three sequential phases, which may overlap, sometimes followed by a fourth phase:

•

Phase 1 clinical trials are initially conducted in a limited population to test the drug candidate for safety (adverse effects), dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase 1b” evaluation, which is a safety-focused, multiple ascending dose Phase 1 clinical trial, often conducted in patients.

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

New Drug Applications

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application fee under the Prescription Drug User Fee Act (“PDUFA”), and the sponsor of an approved NDA is also subject to annual program fees, which are typically increased annually.

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

Orphan Drug Designation

The United States Orphan Drug Act promotes the development of products that demonstrate promise for the diagnosis and treatment of diseases or conditions that affect fewer than 200,000 people in the United States. Upon receipt of orphan drug designation from the FDA, the sponsor is eligible for tax credits for qualified clinical trial expenses, the ability to apply for annual grant funding, waiver of PDUFA application fee, and upon approval, the potential for seven years of market exclusivity for the orphan-designated product for the orphan-designated indication. On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the Orphan Drug tax credit was reduced from 50% to 25%. In October 2009, the FDA granted orphan drug designation to vosaroxin for treatment of AML.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity.

Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act (“ACA”), and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report to the Centers for Medicare & Medicaid Services (“CMS”), information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to a wide range of sanctions and penalties, potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect our financial performance and disrupt our business operations.

Foreign Regulation

In addition to regulations in the U.S., we are subject to foreign regulations governing clinical trials and commercial sales and distribution of or our drug candidates. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, permission to conduct clinical research is granted by the Competent Authority of each European Member State (“MS”), and the applicable Ethics Committees (“EC”), through the submission of a Clinical Trial Application. An EC in the European Union serves the same function as an IRB in the United States. The review times vary by MS but may not exceed 60 days. The EC has a maximum of 60 days to give its opinion on the acceptability of the Clinical Trial Application to both the governing MS and the sponsor applicant. If the application is deemed acceptable, the MS informs the applicant (or does not within the 60-day window inform the applicant of non-acceptance) and we may proceed with the clinical trial.

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

Research and Development Expenses

We incurred $21.5 million, $22.9 million and $23.7 million of research and development expenses in 2017, 2016 and 2015, respectively, primarily related to the development of vosaroxin and vecabrutinib. We expect to continue to incur significant development expenses related to the development of vecabrutinib, vosaroxin, and our other drug candidates.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2017, our workforce consisted of 34 full-time equivalent employees, of which 20 are engaged in research and development and 14 are engaged in general and administrative, medical affairs and commercial planning functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

Risks Related to Our Business

We need to raise substantial additional funding to continue the development of vecabrutinib, SNS-510, and our other programs.

We will need to raise substantial additional capital to:

•	fund additional clinical trials of vecabrutinib prior to any regulatory filing for approval;
•	fund preclinical and clinical development of SNS-510;
•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments;
•	costs of supporting our arrangements with Biogen, Takeda or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vecabrutinib, SNS-510, or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vecabrutinib, SNS-510 or other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe and the United States and/or limit or cease our operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2017, 2016, and 2015 were $35.5 million, $38.0 million and $36.7 million, respectively. As of December 31, 2017, we had an accumulated deficit of $632.9 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. Following the decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older, we have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of approval and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We are unable to predict when we will generate revenue from the sale of products, if at all. In the absence of additional sources of capital or partnering opportunity, which may not be available to us on acceptable terms, or at all, the development of vecabrutinib or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

There is substantial doubt about our ability to continue as a going concern.

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires us to make certain disclosures if we conclude that there is substantial doubt about our ability to continue as a going concern within one year from the date of the issuance of these financial statements.

We have incurred significant losses and negative cash flows from operations since our inception, and as of December 31, 2017, had cash, cash equivalents and marketable securities totaling $31.8 million and an accumulated deficit of $632.9 million. We expect our current cash, cash equivalents, and marketable securities of $31.8 million are not sufficient to support our operations for a period of twelve months from the date the financial statements are issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The development of vecabrutinib, SNS-510, or other product candidates could be halted or significantly delayed for various reasons; our clinical trials for vecabrutinib, SNS-510, or other product candidates may not lead to regulatory approval.

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

Our product candidates may experience toxicities that lead to a maximum tolerated dose that is not effective.  If this were the case for vecabrutinib, for example, such a result would delay or prevent further development, which would severely and adversely affect our financial results, business and business prospects.

We do not know whether our current or any future clinical trials with vecabrutinib, SNS-510, or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement and completion of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	delays or failures in obtaining regulatory approval to commence a clinical trial;
•	delays or failures in obtaining approval from independent institutional review boards or ECs to conduct a clinical trial at prospective sites; or
•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.
•	delays or failures in obtaining sufficient clinical materials, including any of our product and any drugs to be tested in combination with our products;

•	failure of third parties such as Contract Research Organizations and medical institutions to perform their contractual duties and obligations;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	delays or failures in reaching the number of events pre-specified in the trial design;
•	the need to expand the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy during clinical trials;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.

Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or ourselves for reasons such as change in protocol. Any failure to complete or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

We rely on a limited number of third parties to supply us with our API and FDP. If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of vecabrutinib, SNS-510 and future products, if any, could be halted or significantly delayed.

We currently rely on contract manufacturers for all API and FDP.  Additional third-party contract manufacturing organizations are relied on to manufacture key starting materials and intermediates required in the manufacture of API.  We have limited manufacturing experience, and we have not yet scaled-up to commercial scale.  The cost to manufacture at commercial scale may materially exceed the cost of clinical-stage manufacturing.

If our third-party API or FDP manufacturers are unable or unwilling to produce the API or FDP we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API or FDP. Our ability to replace an existing manufacturer would also be difficult and time consuming because the number of potential manufacturers is limited and the FDA, EMA or other corresponding state agencies must approve any replacement manufacturer before it can be an approved commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our API and FDP needs for the foreseeable future.

Our products require precise, high quality manufacturing. In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA or other corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for vosaroxin, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

The stability of API and FDP is also a key risk, as we must demonstrate that products continue to meet product specifications over time. There can be no assurances that future lots will meet stability requirements and if they do not, development and commercialization of our products may be delayed.

The failure to enroll patients for clinical trials may cause delays in developing vecabrutinib or other product candidates.

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vecabrutinib or other product candidates. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. In a Phase 1 dose escalation 3+3 design, slots are assigned to sites to avoid over-enrolling. After allocating a slot to a patient, patients may be unable to commence the study due to progressive disease or may withdraw consent. Patients participating in our trials may come off study due to progressive disease, or may elect to leave our trials to switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials. Competing treatments for vecabrutinib include other BTK inhibitors, BCL2 inhibitors, PI3K inhibitors, and other drug classes.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA, EMA or other regulatory agencies.

Prior to receiving approval to commercialize vecabrutinib, SNS-510, or future product candidates in Europe, the United States or in other territories, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA, EMA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe preclinical or clinical data from preclinical studies and clinical trials are promising, such data may not be sufficient to support approval by the FDA, EMA and other regulatory authorities. Results in preclinical studies may not be predictive of results in human clinical trials and early stage human clinical trials may not be predictive of results in later, larger trials.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, vecabrutinib, vosaroxin or other product candidates.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our planned and existing clinical trials for vecabrutinib, vosaroxin, and other product candidates. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing vecabrutinib, SNS-510, or other product candidates.

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

•

substantial damages for past infringement, which we may have to pay if a court determines that vecabrutinib, SNS-510, or any future product candidates infringe a third party’s patent or other proprietary rights;

•

a court order prohibiting us from selling or licensing vecabrutinib, SNS-510, or any future product candidates unless a third party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third party, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

If our competitors develop and market products that are more effective, safer or less expensive than vecabrutinib, vosaroxin or other product candidates, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including B-cell malignancies and AML. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

We expect competition during the development and commercialization of all of our products in all of their potential future indications. Competition is likely to increase as additional products are developed and approved in various patient populations. If our competitors market products that are more effective, safer, and/or less expensive than our future products, if any, or that reach the market sooner we may not achieve commercial success or substantial market penetration. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by our competitors may render any of our future product candidates obsolete.

Our proprietary rights may not adequately protect vecabrutinib, SNS-510, or future product candidates, if any.

We use patents, trade secrets, trademarks, service marks, and marketing exclusivity administered by regulatory authorities to protect our products from generic copies of our products. Our ability to build and maintain our proprietary position for any future drug candidates will depend on our success in obtaining effective patent claims and enforcing granted claims. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect vecabrutinib, SNS-510, vosaroxin or future drug candidates. The patents we own or license and those that may be issued in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

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

There can be no assurance that the confidentiality and other agreements we put in place with employees, consultants, and partners will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party.

We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patent rights we own or have licensed. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of the patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration. However, patent expiration dates described here for U.S. patents may reflect patent term adjustments by the United States patent and Trademark Office or terminal disclaimers over related patents or patent applications. Our obligation to pay royalties to licensors may extend beyond the patent expiration, which would further erode the profitability of our products.

We may not succeed in finding a third party to license and complete development of vosaroxin, which may result in completely discontinuing development and returning rights to our licensor, Sumitomo Dainippon.

We are actively seeking a partner to license vosaroxin for the purpose of completing development and commercializing the product in the EU, the US, and in other countries. While we seek a partner, we are supporting a small number of investigator-initiated trials with vosaroxin. There is no certainty that we will find a commercial or financial partner to fund and undertake development, and failure to find such a partner will result in the complete discontinuation of vosaroxin development. In this case, the core IP will revert to Sumitomo Dainippon Pharma Co.,Ltd. and there will be no possibility of any future upside from the product. We may also incur costs to wind down all of our activities related to this product.

Even if we do secure a partner for vosaroxin, there is no guarantee the transaction will result in significant revenue or other upside for Sunesis. Following the purchase of the revenue participation right by RPI, we are required to pay RPI a specified percentage of any net sales of vosaroxin. If we fail to make timely payments due to RPI under the Royalty Agreement, RPI may require us to repurchase the revenue participation right. As collateral for these payments, we granted RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin. Upon marketing approval of vosaroxin, Western Alliance, the  Collateral Agent ( the “Collateral Agent”) of our loan and security agreement (“the Loan Agreement”), with Bridge Bank, a division of Western Alliance Bank (Western Bank”) and Solar Capital Ltd (“Solar Capital”, and collectively with Western Bank, “the Lenders”), for the benefit of the Lenders under our Loan Agreement, will also have a perfected security interest in our intellectual property rights relating to vosaroxin. We will not realize any gain from a vosaroxin licensing agreement until all of our obligations are met.

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

A loss of key personnel or the work product of current or former personnel could hamper or prevent our ability to commercialize vecabrutinib, SNS-510, vosaroxin, and future product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may lose key employees or have difficulty hiring employees to fill key roles.

A loss of key personnel or difficulty in hiring employees to fill key roles could slow or prevent our ability to develop and commercialize our products. For example, we currently have an ongoing search for a Chief Executive Officer. If we have difficulty hiring a Chief Executive Officer it may adversely impact our future prospects.

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

Our loan and security agreement (“the Loan Agreement”), with Bridge Bank, a division of Western Alliance Bank (Western Bank”) and Solar Capital Ltd (“Solar Capital”, and collectively with Western Bank, “the Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”), contains a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by us thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in our business, operations or condition (financial or otherwise) or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by us; the rendering of certain types of judgments against us; the revocation of our certain government approvals of; any breach by us of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by us in connection with the Loan Agreement to be correct in all material respects when made.

On October 31, 2017, we entered into a second amendment to the Amended Loan Agreement (the “Second Amendment”). The Second amendment modified the loan repayment terms to allow us to extend the interest-only period to January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in unrestricted net cash proceeds from the issuance by us of new equity securities or as a non-refundable upfront payment on a new business development agreement or royalty financing agreement (the “New Capital”), on or after October 24, 2017, but on or prior to September 15, 2018. There is a risk that we may not be able to raise the required New Capital for the extended interest-only period and if we do not, we must begin repaying the principal after October 1, 2018.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of our property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement.

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

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of our product candidates.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in Europe or the United States until we receive approval of an MAA or NDA for these respective territories, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vecabrutinib in any jurisdiction. In addition, failure to comply with FDA, EMA, and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

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

The FDA, EMA or other foreign regulatory authority can delay, limit or deny approval of a drug candidate for many reasons, including:

•	the drug candidate may not be deemed safe or effective;
•	regulatory officials may not find the data from preclinical studies and clinical trials sufficient;
•	the FDA, EMA or other foreign regulatory authority might not approve our or our third-party manufacturers’ processes or facilities; or
•	the FDA, EMA or other foreign regulatory authority may change its approval policies or adopt new regulations.

We may be subject to costly claims related to our clinical trials and may not be able to obtain adequate insurance.

Because we conduct clinical trials in humans, we face the risk that the use of vecabrutinib, SNS-510, vosaroxin or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

Even if we receive regulatory approval to sell vecabrutinib, SNS-510, or other product candidates, the market may not be receptive.

Even if one of our product candidates obtains regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance will depend on a number of factors, including:

•	the timing of market introduction of competitive products;
•	the efficacy of our product;
•	the prevalence and severity of any side effects;
•	the potential advantages or disadvantages over alternative treatments;
•	the strength of marketing and distribution support;
•	the price of the product, both in absolute terms and relative to alternative treatments; and
•	the availability of reimbursement from health maintenance organizations and other third-party payors.

If vecabrutinib, SNS-510, or other product candidates fail to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

Even if we receive regulatory approval for vecabrutinib, SNS-510, or any other future product candidate, we will be subject to ongoing FDA, EMA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize vecabrutinib, vosaroxin or any other future product candidate.

Any regulatory approvals that we or our potential future collaboration partners receive for vecabrutinib, SNS-510, or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

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

There is significant uncertainty related to the third party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of our future products, if any, in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of our future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our future products. These payors may not view our future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow our future products to be marketed on a competitive basis.

Likewise, in the United States and some foreign jurisdictions, there have been a number of legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs that could result in lower prices or rejection of our future products. Such efforts have resulted in several recent United States congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that may limit or restrict reimbursement for our future products may reduce any future product revenue.

Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. Due to these efforts, there is significant uncertainty regarding the future of the ACA, and its impact our business and operations.

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

Healthcare providers, clinical investigators, and third party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, clinical investigators and third party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable state, federal and foreign healthcare laws and regulations include the following:

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

•

HIPAA prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, among other things, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. HITECH, among other things, makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity; created four new tiers of civil monetary penalties; amended HIPAA to make civil and criminal penalties directly applicable to business associates; and gave state attorneys general new authority to file civil actions to enforce the federal HIPAA laws;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to a wide range of sanctions and penalties, including potentially significant criminal, and civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect our financial performance and disrupt our business operations.

Foreign governments often impose strict price controls, which may adversely affect our future profitability.

If we or a potential future collaboration partner obtain approval in one or more foreign jurisdictions, we or the potential future collaboration partner will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. To obtain reimbursement or pricing approval in some countries, we or a potential future collaboration partner may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

In 2017, our common stock traded as low as $1.82 and as high as $4.45. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•

all the other risks mentioned herein, including but not limited to our ability to raise additional capital to fund our operations and complete our clinical development plans, compliance with government regulations, the safety and efficacy of our products, and our ability to protect our intellectual property;

•	announcements relating to restructuring and other operational changes;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	announcements relating to our arrangements with Biogen, Takeda or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of analysts;
•	litigation or public concern about the safety of future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	short-selling or manipulation of our common stock by investors;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel.

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

Our corporate headquarters is currently located at 395 Oyster Point Boulevard in South San Francisco, California. In January 2014, we entered into a lease for 15,378 square feet of office space at this location. We amended the lease in June 2014 to add 6,105 square feet of additional office space within the same building. We last amended the lease in December 2017 to remove the 6,105 square feet of additional office space added in June 2014 and to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years.

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

Year-Ended December 31, 2016	High	Low
First Quarter	$5.73	$2.70
Second Quarter	$3.84	$2.63
Third Quarter	$6.30	$2.99
Fourth Quarter	$5.00	$3.41

Year-Ended December 31, 2017	High	Low
First Quarter	$4.45	$3.50
Second Quarter	$4.20	$2.60
Third Quarter	$2.85	$1.84
Fourth Quarter	$3.88	$1.82

As of March 1, 2018, there were approximately 139 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers. On March 1, 2018, the last sale price reported on The NASDAQ Stock Market for our common stock was $6.66 per share.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2017.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to security holders of our common shares with the comparable cumulative returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2012 and the reinvestment of all dividends, if any. Points on the graph represent the performance as of the last business day of each of the fiscal years indicated.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sunesis Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*	$100 invested on December 31, 2012 in stock or index, including reinvestment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2017 and 2016 and the selected consolidated statements of operations data for each year ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2015, 2014, and 2013 and the selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
Consolidated Statements of Operations:	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Revenue:
Total revenues	669	2,536	3,061	5,734	7,956
Operating expenses:
Research and development	21,540	22,881	23,701	27,665	28,891
General and administrative	13,548	16,115	18,662	23,112	10,838
Total operating expenses	35,088	38,996	42,363	50,777	39,729
Loss from operations	(34,419)	(36,460)	(39,302)	(45,043)	(31,773)
Interest expense	(1,396)	(1,721)	(939)	(1,719)	(2,917)
Other income (expense), net(1)	357	158	3,565	3,760	92
Net loss	$(35,458)	$(38,023)	$(36,676)	$(43,002)	$(34,598)
Basic and diluted loss per common share:
Net loss:
Basic	$(35,458)	$(38,023)	$(36,676)	$(43,002)	$(34,598)
Diluted	$(35,458)	$(38,023)	$(36,676)	$(46,894)	$(34,598)
Shares used in computing net loss per common share:
Basic	24,516	15,688	12,156	10,010	8,024
Diluted	24,516	15,688	12,156	10,252	8,024
Net loss per common share:
Basic	$(1.45)	$(2.42)	$(3.02)	$(4.30)	$(4.31)
Diluted	$(1.45)	$(2.42)	$(3.02)	$(4.57)	$(4.31)

(1)

During 2017, 2016, 2015, 2014 and 2013, we recorded net non-cash credits of nil, nil, $3.5 million, $3.9 million, and $0.1 million, respectively, related to the revaluation of the liability for warrants issued in connection with the underwritten public offering of our common stock in October 2010 (the “2010 Offering”).

	As of December 31,
Consolidated Balance Sheet Data:	2017	2016	2015	2014	2013
	(In thousands)
Cash, cash equivalents and marketable securities	$31,750	$42,588	$46,430	$42,981	$39,293
Working capital	20,255	32,292	27,989	16,323	6,520
Total assets	34,334	43,234	47,002	44,246	40,525
Non-current portion of deferred revenue	—	—	610	2,563	3,712
Current portion of notes payable	7,204	3,333	7,834	9,257	9,018
Non-current portion of notes payable	—	11,102	—	—	9,025
Convertible preferred stock	20,966	18,808	16,459	—	—
Common stock and additional paid-in capital	633,439	599,634	570,318	536,506	473,514
Accumulated deficit	(632,854)	(597,396)	(559,373)	(522,697)	(479,695)
Total stockholders’ equity (deficit)	21,544	21,024	27,393	13,802	(6,184)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2017 and results of operations for the year ended December 31, 2017 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our regulatory and clinical strategies for gaining marketing approval in the United States, including the continued development and commercialization of vecabrutinib (formerly SNS-062), SNS-510, vosaroxin, and other product candidates, the timing of our Phase 1b/2 trial of vecabrutinib, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, including any partnering arrangements related to further vosaroxin development, our research and development and other expenses, our operations and legal risks, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

Overview

Sunesis is a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of solid and hematologic cancers. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, formerly known as SNS-062, a non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”). Vecabrutinib is being studied in a Phase 1b/2 clinical trial in B-cell malignancies. In December 2013, we acquired global commercial rights to vecabrutinib, an orally available compound, from Biogen Idec MA, Inc. (“Biogen”). In January 2017, we announced our Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for vecabrutinib had become effective. In July 2017, we announced the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor, and including patients with BTK C481S mutations. In connection to the dosing of the first patient, we also made a milestone payment of $2.5 million to Biogen under the licensing agreement. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. We currently expect to announce a recommended Phase 2 dose in the fall of 2018. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without the BTK C481S mutation.

We are also developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). We acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. We are currently characterizing SNS-510 in preclinical pharmacology and toxicology studies with the goal of filing an IND in 2019.

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma and other solid tumor cancers.

We are also seeking to identify a partner to support further vosaroxin development. We conducted a Phase 3, multinational, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory Acute Myeloid Leukemia (“AML”). This trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. We announced on May 1, 2017 the withdrawal of our Marketing Authorization Application (“MAA”) for vosaroxin. We believe that one additional successful pivotal trial could support future marketing approvals of vosaroxin in the U.S and Europe. It is our intention to out-license vosaroxin to a partner to continue development and commercialization for vosaroxin. In the meantime, we continue to support limited investigator-sponsored trials with vosaroxin.

Recent Financial History

Option Exchange Program

On June 9, 2017, we filed a Tender Offer Statement (TO) on Schedule TO relating to an option exchange program for our officers and employees (the Option Exchange) to exchange certain stock options to purchase up to an aggregate of 781,505 shares of our common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options with an exercise price greater than or equal to $8.00, and held by eligible holders in continuous service through the termination of the Option Exchange, were eligible for exchange in the program. An exchange ratio of 1.30 for 1 was applied to options priced from $8.00 to $19.99, and an exchange ratio of 1.75 for 1 was applied to options priced at $20.00 or greater.

As of the closing of the Option Exchange on July 10, 2017, 25 eligible holders had tendered an aggregate of 778,928 options for 543,650 new options to purchase shares of our common stock. Each new stock option was granted on July 10, 2017, pursuant to our 2011 Equity Incentive Plan with an exercise price per share of $2.62, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $50,957, for the vested options, which was calculated using the Black-Scholes option pricing model. The incremental expense together with the unamortized expense remaining on the unvested options is being amortized over the vesting period of the new options.

Equity Financing Agreements

In October 2017, we completed an underwritten public offering of (i) 7,500,000 shares of common stock and accompanying warrants to purchase 3,750,000 shares of common stock at a price to the public of $2.00 for each share of common stock and a warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of non-voting Series D Convertible Preferred Stock (“Series D Stock”) and accompanying warrants to purchase 1,250,000 shares of common stock at a price to the public of $2,000 for each share of Series D Stock and a warrant to purchase 500 shares of common stock. The exercise price of the warrants is $3.00 per whole share of common stock. The warrants may be exercised at any time until and including October 27, 2018. Gross proceeds from the sale were $20.0 million and net proceeds were $18.5 million. If exercised in full, the warrants could result in additional net financing proceeds to us of up to $15 million. Each share of non-voting Series D Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding.

In October 2016, we completed an underwritten offering of (i) 5,675,825 shares of common stock at a price of $3.85 per share, and (ii) 1,558 shares of non-voting Series C Convertible Preferred Stock (“Series C Stock”) at a price of $3,850.00 per share. Gross proceeds from the sale were $27.9 million and net proceeds were $25.9 million. Each share of non-voting Series C Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding.

In December 2015, we completed an underwritten offering of (i) 1,832,698 shares of common stock, that included the exercise of the underwriter's over-allotment option of 239,047 shares, at a price of $5.04 per share, and (ii) 20,200 shares of non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 166 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding.

In August 2011, we entered into a Controlled Equity OfferingSM sales agreement (“the Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which we could issue and sell shares of common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We amended the Sales Agreement again in November, 2017, to provide for an increase in the aggregate offering price under the Sales Agreement to $45.0 million. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold under the Sales Agreement, as amended.

During 2017, we sold an aggregate of 5,321,151 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.72 per share for gross proceeds and net proceeds of $14.2 million, after deducting Cantor’s commission. As of December 31, 2017, $45.0 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sale Agreement.

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

On June 30, 2017, we entered into an amendment to the existing Loan Agreement (the “Amended Loan Agreement”). Under terms of the Amended Loan Agreement, we will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The Amendment modified the loan repayment terms to be interest-only through July 1, 2018, followed by twenty-two (22) equal monthly payments of principal and interest through the maturity date, contingent upon receipt of at least Fifteen Million Dollars ($15,000,000) in unrestricted cash proceeds received after June 1, 2017 from the issuance by us of new equity securities any time after June 1, 2017 through December 31, 2017. Thereafter and until the scheduled maturity date of April 1, 2020, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal divided by 28 months, unless the interest only period is extended by a further six months, in which case the amortization period will be 22  months. In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity or such earlier date specified in the Loan Agreement. If we repay all amounts owed under the Loan Agreement prior to the maturity date, we will pay a prepayment fee equal to 1.0 % of the amount prepaid if the prepayment occurs after June 30, 2017 through March 31, 2018 and 0.5 % of the amount prepaid if the prepayment occurs thereafter.

On October 31, 2017, we entered into a second amendment to the Amended Loan Agreement (the “Second Amendment”). The Second Amendment modified the loan repayment terms to add two additional extended interest-only periods beyond July 1, 2018. If under the terms of the Amended Loan Agreement, the interest-only period has been extended to July 1, 2018, we may further extend the interest-only period to October 1, 2018, contingent upon the receipt of at least Fifteen Million dollars ($15,000,000) in unrestricted net cash proceeds from the issuance by us of new equity securities or as a non-refundable upfront payment on a new business development agreement or royalty financing agreement (the “New Capital”), on or after October 24, 2017, but on or prior to December 31, 2017. Subsequently, we may further extend the interest-only period to January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in New Capital (inclusive of any prior amounts received after October 24, 2017), on or after October 24, 2017, but on or prior to September 15, 2018.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $31.8 million and an accumulated deficit of $632.9 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor vecabrutinib. Following our decision to withdraw the European MAA for vosaroxin as a treatment for relapsed/refractory AML in patients aged 60 years or older we have prioritized our kinase inhibitors with a focus on vecabrutinib.  We have a limited number of products that are still in the early stages of approval and will require significant additional future investment.

We expect our current cash, cash equivalents, and marketable securities of $31.8 million are not sufficient to support our operations for a period of twelve months from the date the financial statements are issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Overview of Revenues

We have not generated any revenue from the sale of commercial products. Over the past several years, we have generated revenue primarily through the Royalty Agreement with RPI, and the license and collaboration agreement with Biogen, which was fully amortized to revenue over the related performance period. We cannot predict if our collaboration will continue development or whether we will receive any additional event-based payments or royalties from these agreements, as amended, in the foreseeable future, or at all.

Overview of Operating Expenses

Research and development expense. Most of our operating expenses to date have been for research and development activities, and include costs incurred:

•	in the preparation and execution of clinical trials, including those for vecabrutinib and vosaroxin;
•	in the discovery and development of novel small molecule therapeutics;
•	in the development and use of in-house research, preclinical study, and development capabilities;
•	in connection with in-licensing activities; and
•	in the conduct of activities related to strategic collaborations.

The table below sets forth our research and development expense by program for each period presented:

	Year ended December 31,
	2017	2016	2015
		(in thousands)
Vosaroxin	$11,518	$16,220	$20,204
Vecabrutinib	9,586	4,374	1,211
SNS-510 & others	436	2,287	2,286
Total	$21,540	$22,881	$23,701

We are currently focused on the development of vecabrutinib for the treatment of B-cell malignancies and our new product candidate, SNS-510, for the treatment of solid tumor and hematologic malignancies. Research and development costs typically increase as product development candidates move from early stage to later stage, larger clinical trials.  As a result, our research and development costs may increase in the future. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the development of our product candidates in the future.

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

We anticipate continuing expenditures associated with advancing the vecabrutinib and SNS-510 programs in 2018 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in Phase 1b clinical studies being conducted by Takeda and investigators. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

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

Results of Operations

Years Ended December 31, 2017 and 2016

Revenue. Total revenue was $0.7 million in 2017 as compared to $2.5 million in 2016, primarily due to deferred revenue recognized related to the Royalty Agreement with RPI in each period. Revenue recognized under the Royalty Agreement with RPI was lower because deferred revenue was fully amortized to revenue in March 2017 as our performance obligation has concluded.

Research and development expense. Research and development expense was $21.5 million in 2017 as compared to $22.9 million in 2016, primarily relating to the vecabrutinib and the vosaroxin development program in each year. The decrease of $1.4 million in 2017 was primarily due to a decrease of $3.3 million in professional services and $0.5 million in salary and personnel costs partially offset by the $2.5 million milestone payment to Biogen under the license agreement.

General and administrative expense. General and administrative expense was $13.5 million in 2017 as compared to $16.1 million in 2016. The decrease of $2.6 million in 2017 was primarily due to decreases of $1.6 million in salary and personnel costs, $0.8 million in commercial expenses, and $0.3 million in office and related expenses.

Interest expense. Interest expense was $1.4 million in 2017 as compared to $1.7 million in 2016. The decrease in the 2017 periods was primarily due to the decrease in the outstanding notes payable.

Other income, net. Net other income was $0.4 million in 2017 as compared to $0.2 million in 2016. The other income was primarily comprised of interest income from the short term investments.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2017, we had net operating loss carry-forwards for federal and state income tax purposes of $432.9 million and $269.0 million, respectively. We also had federal and state research and development tax credit carry-forwards of $8.5 million and $7.4 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss carry-forwards expire beginning in 2018. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $31.8 million and an accumulated deficit of $632.9 million. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of approval and will require significant additional investment. In October 2017, we completed underwritten public offerings of (i) 7,500,000 shares of common stock and accompanying warrants to purchase 3,750,000 shares of common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of non-voting Series D Convertible Preferred Stock (Series D Stock) and accompanying warrants to purchase 1,250,000 shares of common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock, for total net proceeds of $18.5 million. The exercise price of the warrants is $3.00 per whole share of common stock. The warrants may be exercised at any time until and including October 27, 2018. If exercised in full, the warrants could result in additional net financing proceeds to us of up to $15 million.

We expect our current cash, cash equivalents, and marketable securities of $31.8 million are not sufficient to support our operations for a period of twelve months beyond the date the financial statements are issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

In August 2011, we entered into the Sales Agreement, with Cantor as agent and/or principal, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. In March 2015, the Sales Agreement was further amended to provide for an additional increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. We amended the Sales Agreement again in November 2017, to provide for an increase in the aggregate offering price under the Sales Agreement to $45.0 million. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During 2017, we sold an aggregate of 5,321,151 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.72 per share for gross proceeds and net proceeds of $14.2 million, after deducting Cantor’s commission. As of December 31, 2017, $45.0 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the agreement.

Our cash, cash equivalents and marketable securities totaled $31.8 million as of December 31, 2017, as compared to $42.6 million as of December 31, 2016. The decrease of $10.8 million was primarily due to $36.1 million of net cash used in operating activities and a debt restructuring payment of $7.6 million, partially offset by $18.5 million in net proceeds from the underwritten public offering in October 2017 and $14.4 million in net proceeds from issuing and selling shares under the Sales Agreement with Cantor and from the purchases under the ESPP by the employees.

If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.  Other than raising additional funds from investors or business partners, management cannot identify conditions or events to mitigate the substantial doubt that exists about our ability to continue as a going concern.

Cash Flows

Operating activities

Net cash used in operating activities was $36.1 million in 2017, as compared to $37.0 million in 2016 and $38.7 million in 2015. Net cash used in the 2017 period resulted primarily from the net loss of $35.5 million and changes in operating assets and liabilities of $4.0 million, offset by net adjustments for non-cash items of $3.3 million (including $3.0 million for stock-based compensation).

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

Investing activities

Net cash provided by investing activities was $29.7 million in 2017, as compared to net cash used in investing activities of $15.0 million in 2016 and net cash provided by investing activities of $1.3 million in 2015. Net cash provided in 2017 consisted primarily of proceeds from maturities of marketable securities, partially offset by purchases of property and equipment.

Net cash used in 2016 and 2015 consisted primarily of purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $25.3 million in 2017, as compared to $33.1 million in 2016 and $42.2 million in 2015. Net cash provided in 2017 resulted primarily from net proceeds of $18.5 million from the underwritten public offering and $14.4 million from the sale of our common stock through the Sales Agreement with Cantor and from purchases under the ESPP by the employees, partially offset by a debt restructuring payment of the loan with Bridge Bank of $7.6 million.

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

Operating Cash Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $31.8 million and cash used in operating activities of $36.1 million for 2017. We adopted FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) effective December 31, 2016.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA, EMA, or similar regulatory agencies in other countries, and has been successfully commercialized, if ever. We will need to raise substantial additional funding to complete the development and potential commercialization of any of our development programs. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

We expect our current cash, cash equivalents, and marketable securities of $31.8 million are not sufficient to support our operations for a period of twelve months from beyond the date the financial statements are issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vosaroxin, vecabrutinib, and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe or the United States, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations(1)	$9,043	$1,586	$7,457	$—	$—
Operating lease obligations(2)	$1,948	$514	$1,434	$—	$—

(1)

Upon the occurrence of an event of default under the Amended Loan Agreement (subject to cure periods for certain events of default), all amounts owed by us thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. A proportional final payment equal to $312,500 will be due upon maturity or such earlier date specified in the Loan Agreement. We may elect to prepay all amounts owed under the Loan Agreement prior to the maturity date thereof, subject to a prepayment fee equal to 1.0% of the amount prepaid on or prior to March 31, 2018 and 0.5% of the amount prepaid if the prepayment occurs thereafter.

(2)

Operating lease obligations relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently our corporate headquarters. In January 2014, we entered into a lease for 15,378 square feet with an expiration date of April 30, 2015. In June 2014, we amended the lease to add 6,105 square feet of additional office space within the same building. We last amended the lease in December 2017 to remove the 6,105 square feet of additional office space added in June 2014 and to extend the expiration date to June 30, 2021.

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

We also have agreements with contract research organizations, clinical sites, and other third-party contractors for the conduct of our clinical trials. We generally make payments to these entities based upon the activities they perform related to the particular clinical trial. There are generally no penalty clauses for cancellation of these agreements if notice is duly given and payment is made for work performed by the third party under the related agreement.

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

Interest Rate and Market Risk

As of December 31, 2017 and 2016, we had $31.8 million and $42.6 million, respectively, in cash, cash equivalents and marketable securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale, which, due to their short-term nature, are subject to minimal interest rate risk. We currently do not hedge our interest rate risk exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant impact on the value of our investment portfolio.

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

The tables below present the original principal amounts and weighted-average interest rates by year of maturity for our investment portfolio as of December 31 of each year, by effective maturity (in thousands, except percentages):

	Expected Maturity		Total Fair Value as of
	0-3	Over 3	December 31,
	months	months	2017
Available-for-sale securities	$22,468	$2,775	$25,243
Average interest rate	1.1%	1.4%

	Expected Maturity		Total Fair Value as of
	0-3	Over 3	December 31,
	months	months	2016
Available-for-sale securities	$16,074	$22,209	$38,283
Average interest rate	0.5%	0.7%

Foreign Currency Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Invoices for certain services provided to us are denominated in foreign currencies, including the Euro and British pound, among others. Therefore, we are exposed to adverse movements in the related foreign currency exchange rates. To manage this risk, we may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments allowed by our investment policy. We do not make these purchases for trading or speculative purposes, and there is no guarantee that the related gains and losses will substantially offset each other. As of December 31, 2017 and 2016, we held investments denominated in Euros with an aggregate fair value of $0.8 million and $0.7 million, respectively. The balances are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are recorded in other income (expense), net in the statements of operations and comprehensive loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunesis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998

San Jose, California

March 9, 2018

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$26,977	$8,056
Marketable securities	4,773	34,532
Prepaids and other current assets	1,183	643
Total current assets	32,933	43,231
Property and equipment, net	20	3
Deposits and other assets	1,381	—
Total assets	$34,334	$43,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,697	$1,871
Accrued clinical expense	767	1,434
Accrued compensation	1,440	2,000
Other accrued liabilities	1,570	1,691
Current portion of deferred revenue	—	610
Current portion of notes payable	7,204	3,333
Total current liabilities	12,678	10,939
Non-current portion of notes payable	—	11,102
Other liabilities	112	169
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31, 2017; 18 shares issued and outstanding as of December 31, 2017 and 2016	20,966	18,808
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2017; 34,291 and 20,925 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	2
Additional paid-in capital	633,436	599,632
Accumulated other comprehensive loss	(7)	(22)
Accumulated deficit	(632,854)	(597,396)
Total stockholders’ equity	21,544	21,024
Total liabilities and stockholders’ equity	$34,334	$43,234

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
License and other revenue	$669	$2,536	$3,061
Total revenues	669	2,536	3,061
Operating expenses:
Research and development	21,540	22,881	23,701
General and administrative	13,548	16,115	18,662
Total operating expenses	35,088	38,996	42,363
Loss from operations	(34,419)	(36,460)	(39,302)
Interest expense	(1,396)	(1,721)	(939)
Other income, net	357	158	3,565
Net loss	(35,458)	(38,023)	(36,676)
Unrealized gain (loss) on available-for-sale securities	15	(11)	(4)
Comprehensive loss	$(35,443)	$(38,034)	$(36,680)
Basic and diluted loss per common share:
Net loss:
Basic	$(35,458)	$(38,023)	$(36,676)
Diluted	$(35,458)	$(38,023)	$(36,676)
Shares used in computing net loss per common share:
Basic	24,516	15,688	12,156
Diluted	24,516	15,688	12,156
Net loss per common share:
Basic	$(1.45)	$(2.42)	$(3.02)
Diluted	$(1.45)	$(2.42)	$(3.02)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other		Total
	Convertible				Additional	Comprehensive		Stock
	Preferred Stock		Common Stock		Paid-In	(Loss)	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2014	—	$—	11,017	$1	$536,505	$(7)	$(522,697)	$13,802
Issuance of $9,236 of common stock in underwritten offering, net of issuance costs of $527	—	—	1,833	—	8,709	—	—	8,709
Issuance of $18,564 of common stock through controlled equity offering facilities, net of issuance costs of $439	—	—	1,160	—	18,125	—	—	18,125
Issuance of common stock pursuant to warrant exercises	—	—	350	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	28	—	331	—	—	331
Issuance of common stock under employee stock purchase plans	—	—	22	—	202	—	—	202
Issuance of common stock to employees	—	—	10	—	—	—	—	—
Issuance of preferred stock	20	16,459	—	—	—	—	—	16,459
Issuance of warrants to purchase common stock	—	—	—	—	100	—	—	100
Stock-based compensation expenses—employees	—	—	—	—	6,149	—	—	6,149
Stock-based compensation expenses—non- employees	—	—	—	—	196	—	—	196
Net loss	—	—	—	—	—	—	(36,676)	(36,676)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Balance as of December 31, 2015	20	16,459	14,420	1	570,317	(11)	(559,373)	27,393
Issuance of $21,852 of common stock in underwritten offering, net of issuance costs of $1,497	—	—	5,676	1	20,324	—	—	20,325
Issuance of $269 of common stock through controlled equity offering facilities, net of issuance costs of $5	—	—	57	—	269	—	—	269
Issuance of common stock upon conversion of preferred stock	(4)	(3,243)	644		3,243			—
Issuance of common stock under employee stock purchase plans	—	—	129	—	152	—	—	152
Issuance of preferred stock	2	5,592	—	—	—	—	—	5,592
Issuance of warrants to purchase common stock	—	—	—	—	536	—	—	536
Stock-based compensation expenses—employees	—	—	—	—	4,600	—	—	4,600
Stock-based compensation expenses—non- employees	—	—	—	—	191	—	—	191
Net loss	—	—	—	—	—	—	(38,023)	(38,023)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(11)	—	(11)
Balance as of December 31, 2016	18	18,808	20,925	2	599,632	(22)	(597,396)	21,024
Issuance of $15,000 of common stock, $5,000 of preferred stock, and warrants in underwritten offering, net of issuance costs about $1,500	3	4,426	7,500	1	14,083	—	—	18,510
Issuance of $14,468 of common stock through controlled equity offering facilities, net of issuance costs of $289	—	—	5,321	—	14,179	—	—	14,179
Issuance of common stock upon conversion of preferred stock	(3)	(2,268)	450	—	2,268	—	—	—
Issuance of common stock under employee stock purchase plans	—	—	87	—	217	—	—	217
Issuance of common stock pursuant to stock option exercises	—	—	8	—	24	—	—	24
Stock-based compensation expenses—employees	—	—	—	—	2,924	—	—	2,924
Stock-based compensation expenses—non- employees	—	—	—	—	109	—	—	109
Net loss	—	—	—	—	—	—	(35,458)	(35,458)
Unrealized gain on available-for-sale securities	—	—	—	—	—	15	—	15
Balance as of December 31, 2017	18	$20,966	34,291	$3	$633,436	$(7)	$(632,854)	$21,544

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(35,458)	$(38,023)	$(36,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,033	4,791	6,345
Depreciation and amortization	9	11	27
Amortization of debt discount and debt issuance costs	269	359	135
Write-off debt discount upon note repayment	—	27	—
Decrease in fair value of warrant liability	—	—	(3,543)
Changes in operating assets and liabilities:
Prepaids and other assets	(1,921)	(85)	660
Accounts payable	(174)	(582)	(724)
Accrued clinical expense	(667)	(520)	(1,158)
Accrued compensation	(560)	394	(681)
Other liabilities	61	169	—
Other accrued liabilities	(124)	(1,062)	(186)
Deferred revenue	(610)	(2,441)	(2,930)
Net cash used in operating activities	(36,142)	(36,962)	(38,731)
Cash flows from investing activities
Purchases of property and equipment	(26)	—	—
Purchases of marketable securities	—	(35,530)	(35,683)
Sale and maturities of marketable securities	29,774	20,531	36,930
Net cash provided by (used in) investing activities	29,748	(14,999)	1,247
Cash flows from financing activities
Proceeds from notes payable	—	15,000	—
Principal payments on notes payable and final payment	(7,615)	(7,983)	(1,642)
Payment of financing fees and debt issuance costs	—	(266)	—
Proceeds from issuance of convertible preferred stock offering, net	4,633	5,592	16,459
Proceeds from issuance of common stock, net	13,877	20,367	8,709
Proceeds from issuance of common stock through controlled equity offering facilities, net	14,179	269	18,125
Proceeds from exercise of warrants, stock options and stock purchase rights	241	152	533
Net cash provided by financing activities	25,315	33,131	42,184
Net increase (decrease) in cash and cash equivalents	18,921	(18,830)	4,700
Cash and cash equivalents at beginning of period	8,056	26,886	22,186
Cash and cash equivalents at end of period	$26,977	$8,056	$26,886
Supplemental disclosure of cash flow information
Interest paid	$1,066	$1,239	$631
Supplemental disclosure of non-cash activities
Transfer of fair value of exercised warrants to additional paid-in capital	$—	$—	$100
Conversion of preferred stock to common stock	$(2,268)	$(3,243)	$—
Fair value of warrants issued in connection with notes payable	$—	$536	$—
Cashless exercise of warrants	$—	$—	$4,486

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Description of Business

Sunesis Pharmaceutical, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of new oncology therapeutics for the treatment of cancer. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

The Company’s lead program is vecabrutinib, formerly known as SNS-062, a non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”). Vecabrutinib is being studied in a Phase 1b/2 clinical trial in B-cell malignancies. In January 2017, the Company announced that its Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for vecabrutinib had become effective. In July 2017, the Company announced the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor, and including patients with BTK C481 mutations.

The Company is also developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). Sunesis acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. Sunesis is currently characterizing SNS-510 in preclinical pharmacology and toxicology studies with the goal of filing an IND in 2019.

The Company is in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, for which Takeda is conducting a multi-arm, open-label Phase 1b study in combination with various anticancer agents in adult patients with advanced solid tumor cancers.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2017, had cash, cash equivalents and marketable securities totaling $31.8 million and an accumulated deficit of $632.9 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its BTK inhibitor vecabrutinib. Following the decision to withdraw the European Marketing Authorization Application (“MAA”) for vosaroxin, the Company has prioritized development funding on kinase inhibitors with a focus on vecabrutinib. The Company has a limited number of products that are still in the early stages of approval and will require significant additional investment.

The Company’s cash, cash equivalents and marketable securities are not sufficient to support its operations for a period of twelve months from the date the financial statements are issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the Loan Agreement have been classified as a current liability as of December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lender as of the date of the filing of this Form 10-K. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Concentrations of Credit Risk

In accordance with its investment policy, the Company invests cash that is not currently being used for operational purposes. The policy allows for the purchase of low risk debt securities issued by: (a) the United States and certain European governments and government agencies, and (b) highly rated banks and corporations, denominated in U.S. dollars, Euros, or British pounds, subject to certain concentration limits. The policy limits maturities of securities purchased to no longer than 24 months and the weighted average maturity of the portfolio to 12 months. Management believes these guidelines ensure both the safety and liquidity of any investment portfolio the Company may hold.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The standard allows for adoption using a full retrospective method or a modified retrospective method. The Company will apply the new guidance effective January 1, 2018 using the modified retrospective method to contracts that are not completed as of January 1, 2018.

The Company’s revenues are derived from license arrangements. The consideration the Company is eligible to receive under the license arrangements includes upfront payments, milestone payments, and royalties. In the fourth quarter of 2017, the Company completed its assessment of the new guidance and the adoption of this guidance, including the cumulative effect of any adjustment to the opening balance of retained earnings, will not have a material impact to its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will evaluate the guidance and present the impact in its consolidated financial statements at the time of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity except for unrealized loss determined to be other than temporary, which would be recorded within Other income, net.

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

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of December 31, 2017 and December 31, 2016, the Company held investments denominated in Euros with an aggregate fair value of $0.8 million and $0.7 million, respectively. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income, net in the statements of operations and comprehensive loss.

Fair Value Measurements

The Company measures cash equivalents and marketable securities at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of December 31, 2017 and December 31, 2016.

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

3. Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing (a) net loss, less any anti-dilutive amounts recorded during the period, by (b) the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method for options and warrants to purchase common stock.

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss—basic	$(35,458)	$(38,023)	$(36,676)
Net loss—diluted	$(35,458)	$(38,023)	$(36,676)
Denominator:
Weighted-average common shares outstanding—basic	24,516	15,688	12,156
Weighted-average common shares outstanding—diluted	24,516	15,688	12,156
Net loss per common share:
Basic	$(1.45)	$(2.42)	$(3.02)
Diluted	$(1.45)	$(2.42)	$(3.02)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2017	2016	2015
Warrants to purchase shares of common stock	5,218	218	938
Convertible preferred stock	6,331	4,270	3,353
Options to purchase shares of common stock	3,532	2,697	2,153
Outstanding securities not included in calculations	15,081	7,185	6,444

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2017	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$20,470	$—	$—	$20,470
U.S. corporate debt obligations	Level 2	3,282	—	(5)	3,277
U.S. commercial paper	Level 2	1,498	—	(2)	1,496
Total available-for-sale securities		25,250	—	(7)	25,243
Less amounts classified as cash equivalents		(20,470)	—	—	(20,470)
Amounts classified as marketable securities		$4,780	$—	$(7)	$4,773

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2016	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$3,270	$—	$—	$3,270
U.S. treasury securities	Level 1	16,029	$—	$(9)	16,020
U.S. certificates of deposit	Level 1	4,868	$—	$—	4,868
U.S. corporate debt obligations	Level 2	11,617	—	(11)	11,606
U.S. commercial paper	Level 2	2,521	—	(2)	2,519
Total available-for-sale securities		38,305	—	(22)	38,283
Less amounts classified as cash equivalents		(3,751)	—	—	(3,751)
Amounts classified as marketable securities		$34,554	$—	$(22)	$34,532

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2017, each having been in such a position for less than 12 months, and none deemed to be other-than-temporarily impaired (in thousands):

	Gross
	Unrealized	Estimated Fair
December 31, 2017	Losses	Value
U.S. corporate debt obligations	(5)	3,277
U.S. commercial paper	(2)	1,496
Total available-for-sale securities in an unrealized loss position	$(7)	$4,773

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. The gross unrealized losses are not considered to be significant and have generally been for relatively short durations. The Company does not intend to sell these securities before maturity and it is not likely that they will need to be sold prior to the recovery of their amortized cost basis. There were no sales of available-for-sale debt securities in the years ended December 31, 2017, 2016 and 2015.

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2017	2016
Accrued outside services	$1,096	$1,192
Accrued professional services	471	381
Other accruals	3	118
Total other accrued liabilities	$1,570	$1,691

6. Royalty Agreement

In March 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. In September 2012, pursuant to the provisions of the Royalty Agreement, RPI made a $25.0 million cash payment to the Company.  The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and amortized to revenue over the related performance period.

Based on the regulatory interactions with the FDA and EMA outlined in Note 1, the Company extended the end date of the estimated performance period through which the balance of deferred revenue was be amortized from September 30, 2016 to March 31, 2017. As a result, the quarterly amortization was adjusted from $0.9 million per quarter to $0.6 million per quarter, commencing with the quarter ended September 30, 2015.

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

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen (the “Biogen 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. During the third quarter of 2017, the Company made a milestone payment of $2.5 to Biogen upon the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitor, and including patients with BTD C481 mutations. The payment was recorded in the research and development expenses line item in the accompanying consolidated statement of operations. The Company may also be required to make tiered royalty payments based on percentages of net sales of vecabrutinib, if any, in the mid-single-digits. All other of Sunesis’ rights and obligations contained in the Biogen 1st ARCA remain unchanged, except that potential future royalty payments to Sunesis were reduced to equal those amounts due to Biogen for potential future sales of vecabrutinib.

Takeda

Under the Takeda Agreement, the Company granted exclusive licenses to products against two oncology targets originally developed under the Biogen OCA, Raf and PDK1, under substantially the same terms as under the Biogen OCA.

In January 2014, the Company entered into an amended and restated license agreement with Takeda (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Takeda Agreement, the Company paid an upfront fee of $0.4 million and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and tiered royalty payments based on percentages of net sales, if any, beginning in the mid-single-digits and not to exceed the low-teens.

With respect to the Raf target product rights that were originally licensed to Takeda under the Takeda Agreement, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Takeda is currently conducting a Phase 1b clinical study of an oral investigative drug, TAK-580, which is licensed to them under the Amended Takeda Agreement.

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

On June 30, 2017, the Company entered into an amendment to the existing Loan Agreement (the “Amended Loan Agreement”). Under terms of the Amended Loan Agreement, the Company will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The Amendment modified the loan repayment terms to be interest-only through July 1, 2018, followed by twenty-two (22) equal monthly payments of principal and interest through the maturity date, contingent upon receipt of at least Fifteen Million Dollars ($15,000,000) in unrestricted cash proceeds received after June 1, 2017 from the issuance by the Company of new equity securities any time after June 1, 2017 through December 31, 2017. Thereafter and until the scheduled maturity date of April 1, 2020, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal divided by 28 months, unless the interest only period is extended by a further six months, in which case the amortization period will be 22  months. In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity or such earlier date specified in the Loan Agreement. If the Company repays all amounts owed under the Loan Agreement prior to the maturity date, the Company will pay a prepayment fee equal 1.0% of the amount prepaid if the prepayment occurs after June 30, 2017 through March 31, 2018 and 0.5% of the amount prepaid if the prepayment occurs thereafter.

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

Pursuant to the Loan Agreement and the amendments, the Company is bound by a variety of affirmative covenants during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, notice requirements and obligations to maintain certain insurance. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Amended Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Amended Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Amended Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Amended Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Amended Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Amended Loan Agreement to be correct in all material respects when made. The Amended Loan Agreement defines certain events of default, including instances of a Material Adverse Change in its operations, which may require prepayment of the outstanding loan.  In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of December 31, 2017 and 2016. The principal payments due under the Loan Agreement have been classified as a current liability at December 31, 2017 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-K.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement.

Aggregate future minimum payments due under the Loan Facility as of December 31, 2017 were as follows (in thousands):

Year ending December 31,	Total
2018	1,586
2019	5,442
2020	2,014
Total minimum payments	9,042
Less amount representing interest	(1,542)
Total notes payable as of December 31, 2017	7,500
Less unamortized debt discount and issuance costs	(296)
Less current portion of notes payable	(7,204)
Non-current portion of notes payable	$—

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2017 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. In January 2014, a lease for 15,378 square feet was entered into with an expiry date of April 30, 2015. In June 2014, the lease was amended to extend the expiration date to June 30, 2015, and to add 6,105 square feet of additional office space within the same building. The lease has been amended in January 2015 and September 2015 to extend the expiration date to December 31, 2016 and in September 2016, respectively and in May 2016, the lease was again amended to extend the expiration date to June 30, 2018. The lease was last amended in December 2017 to remove the 6,105 square feet of additional office space added in June 2014 and to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years.

Aggregate non-cancelable future minimum rental payments under operating leases as of December 31, 2017, were as follows (in thousands):

Year Ending December 31,	Payments
2018	$514
2019	$562
2020	$579
2021	$294
Total rental payments	$1,949

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 17,697 shares and 17,897 shares of preferred stock outstanding as of December 31, 2017 and 2016, respectively. These shares are non-voting Series B, Series C, and Series D Convertible Preferred Stock at a price of $840, $3,850, and $2,000 per share, respectively. Each share of non-voting Series B is convertible into 166 shares of common stock and each share of non-voting Series C Stock and Series D Stock is convertible into 1000 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B, Series C, and Series D Stock will receive a payment equal to $0.0001 per share of Series B, Series C, and Series D Stock before any proceeds are distributed to the holders of Common Stock. Shares of Series B, Series C, and Series D Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B and Series C Stock will be required to amend the terms of the Series B, Series C, and Series D Stock. Shares of the Series B, Series C, and Series D Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all of the Company’s Common Stock;
•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series B, Series C, and Series D Stock;
•	on parity with any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series B, Series C, and Series D Stock;
•

junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series B, Series C, and Series D Stock; in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

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

Underwritten Offerings

In December 2015, the Company completed underwritten offering of (i) 1,832,698 shares of its common stock, that included the exercise of the underwriter's over-allotment option of 239,047 shares, at a price of $5.04 per share, and (ii) 20,200 shares of its non-voting Series B Convertible Preferred Stock (“Series B Stock”) at a price of $840.00 per share. Gross proceeds from the sale were $26.2 million and net proceeds were $25.2 million. Each share of non-voting Series B Stock is convertible into 166 shares of Sunesis common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of Sunesis common stock then outstanding.

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

In October 2017, the Company completed underwritten offerings of (i) 7,500,000 shares of its common stock and accompanying warrants to purchase 3,750,000 shares of its common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of its non-voting Series D Convertible Preferred Stock (“Series D Stock”) and accompanying warrants to purchase 1,250,000 shares of its common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock. The exercise price of the warrants is $3.00 per whole share of common stock. Each share of non-voting Series D Stock is convertible into 1,000 shares of its common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of its common stock then outstanding. Gross proceeds from the sale were $20.0 million and net proceeds were $18.5 million.

Controlled Equity Offerings

In August 2011, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $20.0 million. In April 2013, the Sales Agreement was amended to provide for an increase of $30.0 million in the aggregate gross sales price under the Sales Agreement. The Company amended the Sales Agreement again in November, 2017, to provide for an increase in the aggregate offering price under the Sales Agreement to $45.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During the year ended December 31, 2017, the Company sold an aggregate of 5,321,151 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.72 per share for gross and net proceeds of $14.2 million, after deducting Cantor’s commission. As of December 31, 2017, $45.0 million of common stock remained available to be sold under this facility.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2017 and 2016, in accordance with the above, the number of shares of common stock available for issuance under the 2011 Plan was increased by 836,981 and 576,785 shares, respectively.

During the year ended December 31, 2017, options to purchase 2,105,293 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2017, there were 82,585 shares available for future grants under the 2011 Plan.

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

A total of 87,020 and 59,086 shares were issued under the 2011 ESPP during the year ended December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, there were 168,404 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2017 were as follows (in thousands, except per share amounts):

		Exercise Price
Date Issued	Shares	Per Share	Expiration
February 2015	10	$13.32	February 2020
March 2016	208	$3.25	March 2021
October 2017	5,000	$3.00	October 2018
Total warrants outstanding and exercisable	5,218

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2017 were as follows (in thousands):

	Shares
	Available		Total
	for Future	Outstanding	Shares
	Grant	Securities	Reserved
Warrants	—	5,218	5,218
Convertible preferred stock	—	6,331	6,331
Stock option plans	83	3,532	3,615
Employee stock purchase plan	168	—	168
Total reserved shares of common stock	251	15,081	15,332

11. Stock-Based Compensation

Overview

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Year ended December 31,
	2017	2016	2015
Research and development	$865	$1,630	$2,856
General and administrative	2,059	2,970	3,292
Employee stock-based compensation expense	2,924	4,600	6,148
Non-employee stock-based compensation expense	109	191	196
Total stock-based compensation expense	$3,033	$4,791	$6,344

Option Exchange Program

On June 9, 2017, we filed a Tender Offer Statement (TO) on Schedule TO relating to an option exchange program for its officers and employees (the Option Exchange) to exchange certain stock options to purchase up to an aggregate of 781,505 shares of its common stock that had been granted to eligible holders, for a lesser number of new stock options with a lower exercise price. Stock options with an exercise price greater than or equal to $8.00, and held by eligible holders in continuous service through the termination of the Option Exchange, were eligible for exchange in the program. An exchange ratio of 1.30 for 1 was applied to options priced from $8.00 to $19.99, and an exchange ratio of 1.75 for 1 was applied to options priced at $20.00 or greater.

As of the closing of the Option Exchange on July 10, 2017, 25 eligible holders had tendered an aggregate of 778,928 options for 543,650 new options to purchase shares of its common stock. Each new stock option was granted on July 10, 2017, pursuant to its 2011 Equity Incentive Plan with an exercise price per share of $2.62, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $50,957, for the vested options, which was calculated using the Black-Scholes option pricing model. The incremental expense together with the unamortized expense remaining on the unvested options is being amortized over the vesting period of the new options.

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

	Year Ended December 31,
	2017	2016	2015
Assumptions:
Expected term (years)	4.8	5.3	5.2
Expected volatility	112.5%	110.0%	99.9%
Risk-free interest rate	2.1%	1.9%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$2.68	$3.12	$6.20
Options granted to employees (in thousands)	1,280	750	531
Total estimated grant date fair value (in thousands)	$3,434	$2,344	$3,294

The estimated fair value of stock options that vested in the years ended December 31, 2017, 2016 and 2015, was $1.9 million, $4.6 million and $5.8 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding as of December 31, 2016	2,641	$13.50
Options granted	2,105	$3.19
Options exercised	(8)	$3.00
Options forfeited or expired	(1,206)	$17.00
Outstanding as of December 31, 2017	3,532	$6.18	7.19	$1,064
Vested and expected to vest as of December 31, 2017	3,532	$6.18	7.19	$1,064
Exercisable as of December 31, 2017	1,327	$10.74	4.13	$246

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2017.

The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was less than $0.1 million, nil, and $0.2 million, respectively. As the Company believes it is more likely than not that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $4.1 million as of December 31, 2017, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.7 years.

Bonus Awards

On February 11, 2016, the Compensation Committee of the Company’s Board of Directors approved cash bonuses to certain of the Company’s employees, including its named executive officers, pursuant to the Company’s 2015 Bonus Program. Under the 2015 Bonus Program, each participant was eligible to receive a cash bonus in an amount up to a specified target percentage of such participant’s annual base salary for 2015 based on the level of achievement of certain corporate and individual objectives. The bonus payment amounts approved by the Compensation Committee were based on its determination of the degree to which such corporate and individual objectives were achieved. A portion of the bonuses awarded consisted of 122,000 fully vested shares of the Company’s common stock granted under the 2011 Plan. The stock portion of the bonus awards were granted effective as of February 29, 2016 and the cash portion of the bonus awards were paid on February 29, 2016. The number of shares of the Company’s common stock awarded to Mr. Daniel N. Swisher, Jr., the Company’s former CEO and President, and Mr. Eric H. Bjerkholt, the Company’s former Executive Vice President, Corporate Development and Finance, Chief Financial Officer and Corporate Secretary, under the 2011 Plan were determined based on the closing price of the Company’s common stock as quoted on the NASDAQ Capital Market on February 29, 2016, rounded down to the nearest whole share.

Performance Awards

On February 25, 2015, the Compensation Committee of the Board approved equity awards in the form of restricted stock units (“RSUs”) for certain of the Company’s employees (“participant”) under 2011 Stock Incentive Plan.  The RSUs have an exercise price of $0 and vesting is subject to the achievement of the earlier of one of two milestones: acceptance of NDA (U.S.) or approval of MAA (EU) and the participant being an employee at time of milestone achievement. In May 2017, the RSUs were cancelled following the Company’s decision to withdraw the European MAA for vosaroxin as a treatment for relapsed/refractory AML in patients aged 60 years or older.

The following table summarizes the Company's RSU activity for the year ended December 31, 2017 (in thousands, except per share amounts):

Number
of
Performance based restricted stock units	Shares
Outstanding as of December 31, 2016	56
Stocks granted	—
Stocks exercised	—
Stocks cancelled	(56)
Outstanding as of December 31, 2017	—

12. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$(24,776)	$(26,942)	$(23,705)
Foreign operations	(10,682)	(11,081)	(12,971)
Loss before provision for income taxes	$(35,458)	$(38,023)	$(36,676)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 34% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax (benefit) at statutory federal rate	34.0%	34.0%	34.0%
State tax (benefit), net of federal benefit	1.2	0.6	(1.6)
Foreign tax rate differential	(10.2)	(9.9)	(12.0)
Permanent differences	(1.0)	(3.2)	2.9
Research and development credits	0.7	1.0	(0.8)
Change in valuation allowance	127.2	(22.5)	(22.5)
Change in tax rate	(151.6)	-	-
Other	(0.3)	-	-
Effective tax rate	-%	-%	-%

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating loss carry-forwards	$109,714	$156,066
Federal and state research credit carry-forwards	14,520	13,177
Capitalized research costs	6,304	4,824
Deferred revenue	—	244
Stock-based compensation	4,528	5,739
Property and equipment	83	120
Accrued liabilities	117	207
Gross deferred tax assets	135,266	180,377
Valuation allowance	(135,266)	(180,377)
Net deferred tax assets	$—	$—

The Company’s unrecognized tax benefits relate to research and development tax credits claimed on the Company’s tax returns. The research and development tax credits have not been utilized, are fully offset by a valuation allowance, and currently have no tax expense impact.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is follows (in thousands):

	December 31,
	2017	2016
Unrecognized tax benefits at beginning of period	$1,441	$1,381
Increases related to current year tax positions	57	60
Increase related to change in tax rate	271	—
Unrecognized tax benefits at the end of period	$1,769	$1,441

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance decreased by approximately $45.1 million during the year ended December 31, 2017, and increased by approximately $8.5 million and $8.4 million during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2017, the Company had federal net operating loss carry-forwards of $432.9 million and federal research and development tax credit carry-forwards of $8.5 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018. As of December 31, 2017, the Company had state net operating loss carry-forwards of $269.0 million, which expire beginning in 2018, and state research and development tax credit carry-forwards of $7.4 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2017, 2016 and 2015, the Company had unrecognized tax benefits of $1.8 million, $1.4 million, and $1.4 million, respectively.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Act") was enacted into law and the new legislation reduces the corporate tax rate to 21 percent, effectively January 1, 2018.  Consequently, the Company remeasured the deferred tax assets and recorded a decrease in deferred tax assets and valuation allowance of $53.7 million.  The Company believes that the one-time transition tax does not apply because there were no post-1986 earnings and profits (E&P) previously deferred from US income taxes.  The Company had reviewed the effects of global intangible low-taxed income (“GILTI”) tax rules and does not expect any significant impact to its deferred tax assets.  In accordance with SAB 118, the income tax effects from the Act are considered provisional and will be finalized before December 22, 2018.

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

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2017.

14. Subsequent Events

On March 2, 2018, the Company amended the task order pursuant and subject to the terms of the Master Services Agreement, dated April 26, 2012, as amended on December 31, 2015, with Medpace, Inc., a clinical research organization conducting global clinical research for the development of drugs and medical devices, to reduce the retainer from $1.3 million to $0.3 million. The retainer is currently recorded as prepaids and other current assets on the Company’s consolidated balance sheets.

15. Selected Quarterly Financial Data (unaudited, and in thousands, except per share amounts)

The following table sets forth the Company’s unaudited consolidated financial results for the last eight fiscal quarters.

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
Revenue	$669	$—	$—	$—	$640	$610	$610	$676
Net loss:
Basic	$(9,834)	$(8,842)	$(10,159)	$(6,623)	$(10,086)	$(10,446)	$(8,954)	$(8,537)
Diluted	$(9,834)	$(8,842)	$(10,159)	$(6,623)	$(10,086)	$(10,446)	$(8,954)	$(8,537)
Shares used in computing net loss per common share:
Basic	21,029	21,521	23,678	31,667	14,443	14,493	14,503	19,285
Diluted	21,029	21,521	23,678	31,667	14,443	14,493	14,503	19,285
Net loss per common share(1):
Basic	$(0.47)	$(0.41)	$(0.43)	$(0.21)	$(0.70)	$(0.72)	$(0.62)	$(0.44)
Diluted	$(0.47)	$(0.41)	$(0.43)	$(0.21)	$(0.70)	$(0.72)	$(0.62)	$(0.44)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarter per-share calculations will not necessarily equal the annual per share calculation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our evaluation as of December 31, 2017, the Company’s interim Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2017, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our interim Chief Executive Officer and Chief Financial Officer with only reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management, including our interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2017, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2017:

	(A)		(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	3,532,411	(2)	$6.18	250,989	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	3,532,411		$6.18	250,989

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.
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

(3)

Includes (i) 82,585 shares of common stock available for issuance under our 2011 Plan and (ii) 168,404 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

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

(a)(3)    Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.8	Certificate of Designation of Series B Convertible Preferred Stock	8-K	000-51531	3.1	12/16/2015

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-51531	3.1	9/7/2016

3.10	Certificate of Designation of Series C Convertible Preferred Stock	8-K	000-51531	3.1	10/19/2016

3.11	Certificate of Designation of Series D Convertible Preferred Stock	8-K	000-51531	3.1	10/26/2017

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, and 3.11 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Specimen Preferred Series B Stock Certificate	8-K	000-51531	4.1	12/16/2015

4.4	Specimen Preferred Series C Stock Certificate	8-K	000-51531	4.1	10/19/2016

4.5	Specimen Preferred Series D Stock Certificate	8-K	000-51531	4.1	10/26/2017

4.6	Form of Common Stock Purchase Warrant	8-K	000-51531	4.2	10/26/2017

10.1*	2005 Equity Incentive Award Plan, as amended, and Form of Stock Option Agreement	10-K/A	000-51531	10.3	4/30/2009

10.2*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004

10.3†	License Agreement, dated October 14, 2003, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005

10.4*	Amended and Restated 2006 Employment Commencement Incentive Plan	10-K/A	000-51531	10.32	4/30/2009

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007

10.6*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008

10.7*	Forms of Stock Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Employment Commencement Incentive Plan	8-K	000-51531	10.71	12/23/2008

10.8	Form of Warrant to purchase shares of Common Stock	8-K	000-51531	10.2	4/3/2009

10.9	Form of Warrant to Purchase Common Stock of the Registrant	8-K	000-51531	4.1	10/1/2010

10.10	Master Services Agreement, dated June 21, 2010, by and between the Registrant and Icon Clinical Research Limited	10-K	000-51531	10.54	3/29/2011

10.11	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011

10.12	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen MA Inc.	10-Q/A	000-51531	10.4	6/30/2011

10.13	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011

10.14	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

10.15*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

10.16	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

10.17*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012

10.18*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012

10.19†	Revenue Participation Agreement, dated March 29, 2012, by and between Sunesis Pharmaceuticals, Inc. and RPI Finance Trust	10-Q	000-51531	10.6	5/15/2012

10.20	Amendment No. 1 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013	8-K	000-51531	10.1	4/10/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.21	Termination and Registration Rights Agreement, dated June 7, 2013, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	6/11/2013

10.22†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen MA Inc.	10-K	000-51531	10.46	3/6/2014

10.23†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.47	3/6/2014

10.24	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.48	3/6/2014

10.25	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.1	8/05/2014

10.26	Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.44	3/12/2015

10.27	Third Amendment to Office Lease, dated September 1, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.5	11/5/2015

10.28	Amendment No. 2 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated March 12, 2015	8-K	000-51531	10.1	3/12/2015

10.29	Loan and Security Agreement, dated March 31, 2016, by and among the Registrant, Western Alliance Bank, Solar Capital Ltd. And Western Alliance, as Collateral Agent	10-Q	000-51531	10.3	5/9/2016

10.30	Warrant, dated March 31, 2016, issued to Solar Capital Ltd.	10-Q	000-51531	10.4	5/9/2016

10.31	Warrant, dated March 31, 2016, issued to Western Alliance Bank	10-Q	000-51531	10.5	5/9/2016

10.32*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Daniel N. Swisher, Jr.	10-Q	000-51531	10.6	5/9/2016

10.33*	Third Amended and Restated Executive Severance Benefits Agreement, dated April 13, 2016, by and between the Registrant and Eric H. Bjerkholt	10-Q	000-51531	10.7	5/9/2016

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34	Fourth Amendment to Office Lease, dated May 11, 2016, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.4	7/29/2016

10.35*	2017 Bonus Program	8-K	000-51531	10.1	3/27/2017

10.36*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-51531	10.2	5/8/2017

10.37*	Transition and Resignation Agreement, by and between Sunesis Pharmaceuticals, Inc. and Erick Bjerkholt, dated as of April 21, 2017	10-Q	000-51531	10.1	7/27/2017

10.38*	2011 Equity Incentive Plan, as amended	DEF 14A	000-51531	Appendix A	4/20/2017

10.39	First Amendment to Loan and Security Agreement	8-K	000-51531	10.1	6/30/2017

10.40	Second Amendment to Loan and Security Agreement	10-Q	000-51531	10.1	11/2//2017

10.41	Amendment No. 3 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated November 7, 2017	8-K	000-51531	10.1	11/7//2017

10.42

Fifth Amendment to Office Lease, dated October 17, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California

						X

10.43

Partial Lease Termination Agreement to Office Lease, dated November 19, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California

						X

10.44*	Advisory Service Agreement, by and between Sunesis Pharmaceuticals, Inc. and Daniel N. Swisher, Jr. dated as of December 21, 2017					X

10.45*	Executive Severance Benefits Agreement, dated November 30, 2017, by and between the Registrant and William P. Quinn					X

10.46*	2018 Bonus Program	8-K	000-51531	10.1	2/5/2018

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney					(included on Signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2018.

SUNESIS PHARMACEUTICALS, INC.

By:	/S/ WILLIAM P. QUINN
William P. Quinn
Chief Financial Officer, Senior Vice President, Finance and Corporate Development

POWER OF ATTORNEY KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dayton Misfeldt and William P. Quinn, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D.	Chairman of the Board	March 9, 2018
James W. Young, Ph.D.

/S/ DAYTON MISFELDT	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2018
Dayton Misfeldt

/S/ WILLIAM P. QUINN	Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Principal Financial Officer and Principal Accounting Officer)	March 9, 2018
William P. Quinn

/S/ STEVE CARCHEDI	Director	March 9, 2018
Steve Carchedi

/S/ STEVEN B. KETCHUM, PH.D	Director	March 9, 2018
Steven B. Ketchum, Ph. D.

/S/ HOMER L. PEARCE, PH.D.	Director	March 9, 2018
Homer L. Pearce, Ph.D.

/S/ DAVID C. STUMP, M.D.	Director	March 9, 2018
David C. Stump, M.D.

/S/ H. Ward wolff	Director	March 9, 2018
H. Ward Wolff