Form 10-Q
period 2018-03-31
SUNESIS PHARMACEUTICALS INC
filed 2018-05-08
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 34,371,173 shares of common stock, $0.0001 par value per share, outstanding as of May 1, 2018.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$21,365	$26,977
Marketable securities	4,033	4,773
Prepaids and other current assets	1,480	1,183
Total current assets	26,878	32,933
Property and equipment, net	18	20
Other assets	96	1,381
Total assets	$26,992	$34,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$1,697
Accrued clinical expense	570	767
Accrued compensation	862	1,440
Other accrued liabilities	1,905	1,570
Notes payable	7,252	7,204
Total current liabilities	11,627	12,678
Other liabilities	—	112
Commitments
Stockholders’ equity:
Convertible preferred stock	20,966	20,966
Common stock	3	3
Additional paid-in capital	634,528	633,436
Accumulated other comprehensive loss	(5)	(7)
Accumulated deficit	(640,127)	(632,854)
Total stockholders’ equity	15,365	21,544
Total liabilities and stockholders’ equity	$26,992	$34,334

(1)

The condensed consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
	(Unaudited)
Revenue:
License and other revenue	$237	$669
Total revenues	237	669
Operating expenses:
Research and development	3,969	6,162
General and administrative	3,359	3,942
Total operating expenses	7,328	10,104
Loss from operations	(7,091)	(9,435)
Interest expense	(281)	(484)
Other income, net	99	85
Net loss	(7,273)	(9,834)
Unrealized gain on available-for-sale securities	2	4
Comprehensive loss	$(7,271)	$(9,830)
Basic and diluted loss per common share:
Net loss	$(7,273)	$(9,834)
Shares used in computing net loss per common share	34,345	21,029
Net loss per common share	$(0.21)	$(0.47)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,273)	$(9,834)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	896	887
Depreciation and amortization	2	2
Amortization of debt discount and debt issuance costs	48	78
Changes in operating assets and liabilities:
Prepaids and other assets	988	(71)
Accounts payable	(659)	776
Accrued clinical expense	(197)	(83)
Accrued compensation	(578)	(945)
Other accrued liabilities	223	143
Deferred revenue	—	(610)
Net cash used in operating activities	(6,550)	(9,657)
Cash flows from investing activities
Proceeds from maturities of marketable securities	742	10,830
Net cash provided by investing activities	742	10,830
Cash flows from financing activities
Proceeds from issuance of common stock through controlled equity offering facilities, net	32	—
Proceeds from exercise of warrants, stock options and stock purchase rights	164	2,241
Net cash provided by financing activities	196	2,241
Net increase (decrease) in cash and cash equivalents	(5,612)	3,414
Cash and cash equivalents at beginning of period	26,977	8,056
Cash and cash equivalents at end of period	$21,365	$11,470

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2018, had cash, cash equivalents and marketable securities totaling $25.4 million and an accumulated deficit of $640.1 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its BTK inhibitor vecabrutinib. Following the decision to withdraw the European Marketing Authorization Application (“MAA”) for vosaroxin, the Company has prioritized development funding on its kinase inhibitor portfolio with a focus on vecabrutinib. The Company has a limited number of products that are still in the early stages of development and will require significant additional investment.

The Company’s cash, cash equivalents and marketable securities are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the Loan Agreement (as defined in Note 7) have been classified as a current liability as of March 31, 2018 and December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders (as defined in Note 7) as of the date of the filing of this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. In February 2018, FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU No. 2016-01 on several issues, such as Equity Securities without a Readily Determinable Fair Value – Discontinuation. The Company has determined the adoption of this standard will not have a material impact on its consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax

Cuts and Jobs Act. The Company has determined the adoption of this standard will not have a material impact on its consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act (the “Act”). It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. In accordance with this standard and SAB 118, the Company reported provisional amounts for income tax effects from the Act as of December 31, 2017 and amounts will be finalized before December 22, 2018.

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Adoption of the new standard did not result in any change to the Company’s opening retained earnings as of January 1, 2018 as no cumulative impact to the adoption of ASC 606 was noted as result of the Company’s assessment of the comparative revenue recognized since inception of the contracts under the new revenue standard ASC 606 and historic standard ASC 605. The Company is applying the practical exemption allowed under ASC 606 and does not disclose the value of variable consideration that is a sale-based royalty promised in exchange for a license of intellectual property. The adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition as detailed below:

The Company’s contract revenues consist of license revenue primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreement typically include non-refundable upfront fees, payments based upon achievement of milestones and royalties on net product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration.

In determining the appropriate amount of revenue to be recognized as it fulfills its performance obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Event-based or milestone payments: At the inception of each arrangement that includes event-based or milestone payments, the Company evaluates whether the events or milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated event-based or milestone payments is included in the transaction price. Event-based or milestone payments that are not within the control of the Company are not included in the transaction price until they become probable of being achieved.

Royalties: For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Bermuda) Ltd., a Bermuda corporation, as well as a Bermuda limited partnership, Sunesis Pharmaceuticals International LP. All intercompany balances and transactions have been eliminated in consolidation.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of March 31, 2018 and December 31, 2017.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2018	2017
Warrants to purchase shares of common stock	5,218	218
Convertible preferred stock	6,331	4,270
Options to purchase shares of common stock	3,288	2,655
Restricted stock units	—	53
Outstanding securities not included in calculations	14,837	7,196

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2018	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$16,106	$—	$—	$16,106
U.S. corporate debt obligations	Level 2	3,291	—	(4)	3,287
U.S. commercial paper	Level 2	747	—	(1)	746
Total available-for-sale securities		20,144	—	(5)	20,139
Less amounts classified as cash equivalents		(16,106)	—	—	(16,106)
Amounts classified as marketable securities		$4,038	$—	$(5)	$4,033

December 31, 2017	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$20,470	$—	$—	$20,470
U.S. corporate debt obligations	Level 2	3,282	—	(5)	3,277
U.S. commercial paper	Level 2	1,498	—	(2)	1,496
Total available-for-sale securities		25,250	—	(7)	25,243
Less amounts classified as cash equivalents		(20,470)	—	—	(20,470)
Amounts classified as marketable securities		$4,780	$—	$(7)	$4,773

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such position for less than 12 months, and none having been deemed to be other-than temporarily impaired (in thousands):

March 31, 2018	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$(4)	$3,287
U.S. commercial paper	(1)	746
	$(5)	$4,033

December 31, 2017	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	(5)	3,277
U.S. commercial paper	(2)	1,496
	$(7)	$4,773

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of March 31, 2018, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. The Company does not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on its securities as of March 31, 2018 were temporary in nature.  There were no realized gains or losses on the available-for-sale securities during three months ended March 31, 2018 and 2017.

5. Royalty Agreement

In March 2012, the Company entered into a Revenue Participation Agreement (the “Royalty Agreement”), with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. In September 2012, pursuant to the provisions of the Royalty Agreement, RPI made a $25.0 million cash payment to the Company. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue and was fully amortized to revenue as of March 31, 2017.

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

6. License Agreements

Biogen

The first amended and restated collaboration agreement with Biogen Idec MA, Inc. (the “Biogen 1st ARCA”) amended and restated the collaboration agreement with Biogen (the “Biogen OCA”), to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, the Company no longer has research obligations, but licenses granted to Biogen with respect to the research collaboration under the Biogen OCA (other than the licenses transferred to Takeda under the Takeda Agreement) remain in effect.

In June 2012, the Company received an event-based payment and recognized as revenue of $1.5 million from Biogen for the advancement of preclinical work in connection with the Biogen 1st ARCA. Under this agreement, the Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development by Biogen of the first two indications for licensed products against the BTK target. The Company is also eligible to receive royalty payments depending on related product sales, if any. As of March 31, 2018, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen (the “Biogen 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under Biogen 1st ARCA, solely for oncology indications. During the third quarter of 2017, the Company made a milestone payment of $2.5 million to Biogen upon the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitor for those patients with malignancies for which a BTK inhibitor is approved, and including patients with BTK C481 mutations. The payment was recorded in the research and development expenses line item in the consolidated statement of operations. The Company may also be required to make tiered royalty payments based on percentages of net sales of vecabrutinib, if any, in the mid-single-digits. All other of the Company’s rights and obligations contained in the Biogen 1st ARCA remain unchanged, except that potential future royalty payments to the Company were reduced to equal those amounts due to Biogen for potential future sales of vecabrutinib.

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

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Takeda is currently conducting Phase 1b/2 clinical studies of an oral investigative drug, TAK-580 (formerly MLN2480). As of March 31, 2018, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

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

On June 30, 2017, the Company entered into an amendment to the existing Loan Agreement (the “Amended Loan Agreement”). Under terms of the Amended Loan Agreement, the Company will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The Amendment modified the loan repayment terms to be interest-only through July 1, 2018, followed by twenty-two (22) equal monthly payments of principal and interest through the maturity date, contingent upon receipt of at least Fifteen Million Dollars ($15,000,000) in unrestricted cash proceeds received after June 1, 2017 from the issuance by the Company of new equity securities any time after June 1, 2017, but on or prior to December 31, 2017. Thereafter and until the scheduled maturity date of April 1, 2020, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal divided by 28 months, unless the interest only period is extended by a further six months, in which case the amortization period will be 22  months. In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity or such earlier date specified in the Loan Agreement, of which $152,000 has been accrued and recorded in the other accrued liabilities line item in the accompanying condensed consolidated balance sheet as of March 31, 2018. If the Company repays all amounts owed under the Loan Agreement prior to the maturity date, the Company will pay a prepayment fee equal to 1.0 % of the amount prepaid if the prepayment occurs after June 30, 2017 but on or prior to March 31, 2018 and 0.5 % of the amount prepaid if the prepayment occurs thereafter.

On October 31, 2017, the Company entered into a second amendment to the Amended Loan Agreement (the “Second Amendment”). The Second Amendment modified the loan repayment terms to add two additional extended interest-only periods beyond July 1, 2018. If under the terms of the Amended Loan Agreement, the interest-only period has been extended to July 1, 2018, the Company could further extend the interest-only period to October 1, 2018, contingent upon the receipt of at least Fifteen Million dollars ($15,000,000) in unrestricted net cash proceeds from the issuance by the Company of new equity securities or as a non-refundable upfront payment on a new business development agreement or royalty financing agreement (the “New Capital”), on or after October 24, 2017, but on or prior to December 31, 2017. The Company qualified for the first additional extended interest-only period and extended the interest-only period to October 1, 2018. Subsequently, the Company may further extend the interest-only period to January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in New Capital (inclusive of any prior amounts received after October 24, 2017), on or after October 24, 2017, but on or prior to September 15, 2018.

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

Pursuant to the Loan Agreement and the amendments, the Company is bound by a variety of affirmative covenants during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, notice requirements and obligations to maintain certain insurance. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Amended Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Amended Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Amended Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Amended Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Amended Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Amended Loan Agreement to be correct in all material respects when made. The Amended Loan Agreement defines certain events of default, including instances of a Material Adverse Change in its operations, which may require prepayment of the outstanding loan.  In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of March 31, 2018 and December 31, 2017. The principal payments due under the Loan Agreement have been classified as a current liability at December 31, 2017 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Amended Loan Agreement.

Aggregate future minimum payments due under the Loan Agreement as of March 31, 2018 were as follows (in thousands):

Year ending December 31,	Total
2018	1,415
2019	5,456
2020	2,015
Total minimum payments	8,886
Less amount representing interest	(1,386)
Total notes payable as of March 31, 2018	7,500
Less unamortized debt discount and issuance costs	(248)
Less carrying amount of notes payable	(7,252)
Non-current portion of notes payable	$—

8. Stockholders’ Equity

Controlled Equity Offerings

During the three months ended March 31, 2018, 9,757 shares of common stock were sold under the Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), as amended, with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock, for net proceeds of less than $0.1 million. As of March 31, 2018, $45.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Research and development	$164	$252
General and administrative	234	611
Employee stock-based compensation expense	398	863
Non-employee stock-based compensation expense	498	24
Total stock-based compensation expense	$896	$887

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements regarding future events or results are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our expectations for gaining marketing approval in the United States, including the continued development and commercialization of vecabrutinib (formerly SNS-062), SNS-510, vosaroxin, and other product candidates, the timing of our Phase 1b/2 trial of vecabrutinib, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, including any partnering arrangements related to further vosaroxin development, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report except as required by law.

“Sunesis,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

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

Our lead program is vecabrutinib, formerly known as SNS-062, a non-covalent inhibitor of Bruton’s Tyrosine Kinase, or BTK. Vecabrutinib is being studied in a Phase 1b/2 clinical trial in B-cell malignancies. In December 2013, we acquired global commercial rights to vecabrutinib, an orally available compound, from Biogen Idec MA, Inc., or Biogen. In January 2017, we announced our Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for vecabrutinib had become effective. In July 2017, we announced the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor, and including patients with BTK C481S mutations. In connection to the dosing of the first patient, we also made a milestone payment of $2.5 million to Biogen under the licensing agreement. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. We currently expect to announce a recommended Phase 2 dose in the fall of 2018. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without the BTK C481S mutation.

We are also developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. We acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. We are currently characterizing SNS-510 in preclinical pharmacology and toxicology studies with the goal of filing an IND in 2019.

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma and other solid tumor cancers.

We are also seeking to identify a partner to support further vosaroxin development. We conducted a Phase 3, multinational, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory Acute Myeloid Leukemia, or AML. This trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. We announced on May 1, 2017 the withdrawal of our Marketing Authorization Application, or MAA, for vosaroxin. We believe that one additional successful pivotal trial could support future marketing approvals of vosaroxin in the U.S and Europe. It is our intention to out-license vosaroxin to a partner to continue development and commercialization for vosaroxin. In the meantime, we continue to support limited investigator-sponsored trials with vosaroxin.

Recent Financial History

Controlled Equity Offerings

During the three months ended March 31, 2018, we sold 9,757 shares of common stock under the Controlled Equity OfferingSM sales agreement, or the Sales Agreement, as amended, with Cantor Fitzgerald & Co., or Cantor, as agent and/or principal, pursuant to which we could issue and sell shares of its common stock, for net proceeds of less than $0.1 million. As of March 31, 2018, $45.0 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sales Agreement.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $25.4 million and an accumulated deficit of $640.1 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor vecabrutinib. Following our decision to withdraw the European MAA for vosaroxin as a treatment for relapsed/refractory AML in patients aged 60 years or older we have prioritized our kinase inhibitors with a focus on vecabrutinib.  We have a limited number of products that are still in the early stages of development and will require significant additional future investment.

We expect our current cash, cash equivalents, and marketable securities of $25.4 million are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended March 31, 2018, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended March 31, 2018, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended March 31, 2018, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the change in accounting policy noted below, there have been no significant changes during the three months ended March 31, 2018 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Our contract revenues consist of license revenue primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, payments based upon achievement of milestones and royalties on net product sales. We have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration.

In determining the appropriate amount of revenue to be recognized as it fulfills our obligations under its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control are not included in the transaction price until they become probable of being achieved.

Royalties: For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

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

We anticipate continuing expenditures associated with advancing the vecabrutinib and SNS-510 programs in 2018 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in Phase 1b/2 clinical studies being conducted by Takeda and investigators. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

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

Results of Operations

Revenue

Total revenue was $0.2 million for the three months ended March 31, 2018 as compared to $0.7 million for the same period in 2017. Decrease in revenue in the period was primarily due to deferred revenue related to the Royalty Agreement with RPI Finance Trust, which was fully amortized to revenue in March 2017.

Research and Development Expense

Research and development expense was $4.0 million for the three months ended March 31, 2018 as compared to $6.2 million for the same period in 2017, primarily relating to the vecabrutinib and the vosaroxin development program in each period. The decrease of $2.2 million was primarily due to a $1.7 million decrease in professional services and clinical trials expenses related to higher expenses incurred in the first quarter of 2017 due to the MMA with the European Medicines Agency, or EMA, and a $0.3 million decrease in salary and personnel expenses due to lower headcounts.

General and Administrative Expense

General and administrative expense was $3.4 million for the three months ended March 31, 2018 as compared to $3.9 million for the same period in 2017. The decrease of $0.5 million was primarily due to a $0.4 million decrease in professional services expenses and a $0.1 million decrease in commercial expenses as result of higher expenses incurred in the first quarter of 2017 due to the MMA with the EMA.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2018 as compared to $0.5 million for the same period in 2017. The decrease in 2018 was primarily due to the decrease in the outstanding notes payable.

Other Income, Net

Net other income was $0.1 million for each of the three months ended March 31, 2018 and 2017. The other income primarily comprised of interest income from the short term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $25.4 million and an accumulated deficit of $640.1 million, compared to cash, cash equivalents and marketable securities totaling $31.8 million and an accumulated deficit of $632.9 million as of December 31, 2017. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment. In October 2017, we completed underwritten public offerings of (i) 7,500,000 shares of common stock and accompanying warrants to purchase 3,750,000 shares of common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of non-voting Series D Convertible Preferred Stock (Series D Stock) and accompanying warrants to purchase 1,250,000 shares of common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock, for total net proceeds of $18.5 million. The exercise price of the warrants is $3.00 per whole share of common stock. The warrants may be exercised at any time until and including October 27, 2018. If exercised in full, the warrants could result in additional net financing proceeds to us of up to $15 million.

We expect our current cash, cash equivalents, and marketable securities of $25.4 million are not sufficient to support our operations for a period of twelve months beyond the date the condensed consolidated financial statements for the quarter ended March 31, 2018, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

During the three months ended March 31, 2018, we sold 9,757 shares of common stock under the Sales Agreement, as amended, with Cantor, for net proceeds of less than $0.1 million. As of March 31, 2018, $45.0 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sales Agreement.

Our cash, cash equivalents and marketable securities totaled $25.4 million as of March 31, 2018, as compared to $31.8 million as of December 31, 2017. The decrease of $6.4 million was primarily due to $6.6 million of net cash used in operating activities, partially offset by $0.2 million in net proceeds from the exercise of stock options.

If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock.  Other than raising additional funds from investors or business partners, management cannot identify conditions or events to mitigate the substantial doubt that exists about our ability to continue as a going concern.

Cash Flows

Net cash used in operating activities was $6.6 million for the three months ended March 31, 2018, as compared to $9.7 million for the same period in 2017. Net cash used in the three months ended March 31, 2018, resulted primarily from the net loss of $7.3 million and changes in operating assets and liabilities of $0.2 million, offset by net adjustments for non-cash items of $0.9 million. Net cash used in the three months ended March 31, 2017, resulted primarily from the net loss of $9.8 million and changes in operating assets and liabilities of $0.9 million, partially offset by net adjustments for non-cash items of $1.0 million.

Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2018, as compared to net cash provided by investing activities of $10.8 million for the same period in 2017. Net cash provided in both periods consisted of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2018, as compared to $2.2 million for the same period in 2017. Net cash provided in the 2018 period resulted primarily from net proceeds of $0.2 million from the exercise of stock options. Net cash provided in the 2017 period resulted from net proceeds of $2.2 million from the sales of our common stock under the Sales Agreement with Cantor.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $25.4 million and cash used in operating activities of $6.6 million for the three months ended March 31, 2018.

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

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vecabrutinib and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe or the United States, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 9, 2018.

Risks Related to Our Business

We need to raise substantial additional funding to continue the development of vecabrutinib, SNS-510, and our other programs.

We will need to raise substantial additional capital to:

•	fund additional nonclinical and clinical trials of vecabrutinib prior to any regulatory filing for approval;
•	fund preclinical and clinical development of SNS-510;
•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments;
•	costs of supporting our arrangements with Biogen, Takeda or any potential future licensees or partners.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three month ended March 31, 2018 and the years ended December 31, 2017 and 2016 were $7.3 million, $35.5 million and $38.0 million, respectively. As of March 31, 2018, we had an accumulated deficit of $640.1 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. Following the decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older, we have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We adopted FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires us to make certain disclosures if we conclude that there is substantial doubt about our ability to continue as a going concern within one year from the date our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, are available to be issued.

We have incurred significant losses and negative cash flows from operations since our inception, and as of March 31, 2018, had cash, cash equivalents and marketable securities totaling $25.4 million and an accumulated deficit of $640.1 million. We expect our current cash, cash equivalents, and marketable securities of $25.4 million are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

We rely on a limited number of third parties to supply us with our active pharmaceutical ingredients (“API”) and finished drug products (“FDP”). If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of vecabrutinib, SNS-510 and future products, if any, could be halted or significantly delayed.

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

Our products require precise, high quality manufacturing. In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA or other corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, vecabrutinib or other product candidates.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our planned and existing clinical trials for vecabrutinib and other product candidates. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

Our commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. If a third party asserts that we, our licensors, collaboration partners, or any employees thereof have misappropriated their intellectual property, or otherwise claim that we, our licensors, or collaboration partners are using technology claimed in issued and unexpired patents, or other proprietary rights, owned or controlled by the third party, even if the technology is regarded as our own intellectual property, we may need to obtain a license, enter into litigation to challenge the validity or enforceability of the patents or other rights or incur the risk of litigation in the event that a third party asserts that we infringe its patents or have misappropriated other rights.

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

If our competitors develop and market products that are more effective, safer or less expensive than vecabrutinib or other product candidates, our commercial opportunities will be negatively impacted.

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

We use patents, trade secrets, trademarks, service marks, and marketing exclusivity administered by regulatory authorities to protect our products from generic copies of our products. Our ability to build and maintain our proprietary position for any future drug candidates will depend on our success in obtaining effective patent claims and enforcing granted claims. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect vecabrutinib, SNS-510, or other product candidates. The patents we own or license and those that may be issued in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, throughout the world, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad, valid, enforceable, or extend globally in order to prevent others from practicing our technologies or from developing competing products and technologies. Further, obtaining and maintaining patent protection relies on compliance with various procedural requirements imposed by governmental patent agencies, including, for example, mandatory document submissions and fee payments.  Failure to comply with these requirements may reduce or eliminate opportunities for, or rights to, patent protection.  In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Similarly, we do not exclusively control patent prosecution in jurisdictions outside of the United States. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents in addition to the related cost, can vary from country to country, and can change depending on changes in national and international law, and as such, cannot be predicted with certainty. In addition, we do not know whether:

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
•

we, our licensors, or our collaboration partners will be subject to claims challenging the inventorship, ownership, or rights to claim priority with regard to our patents and other intellectual property; or

•	any patents or other proprietary rights of third parties will have an adverse effect on our business.

We may need to commence or defend litigation to enforce or to determine the scope and validity of any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation affecting proprietary rights we own or have licensed could present significant risk of competition for drug candidates that we market or seek to develop. Any adverse outcome in litigation affecting third party proprietary rights could subject us to significant liabilities to third parties and could require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

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

We do not know whether patent term for any drug candidate or product will offer protection for an adequate or profitable amount of time. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patent rights we own or have licensed. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of the patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration. However, patent expiration dates described here for U.S. patents may reflect patent term adjustments by the United States patent and Trademark Office or terminal disclaimers over related patents or patent applications. Our obligation to pay royalties to licensors may extend beyond the patent expiration, which would further erode the profitability of our products.

Intellectual property rights may not address all potential threats to our competitive position for at least the reasons described above and below.

We may not succeed in finding a third party to license and complete development of vosaroxin, which may result in completely discontinuing development and returning rights to our licensor, Sumitomo Dainippon.

We are actively seeking a partner to license vosaroxin for the purpose of completing development and commercializing the product in the EU, the US, and in other countries. While we seek a partner, we are supporting a small number of investigator-initiated trials with vosaroxin. There is no certainty that we will find a commercial or financial partner to fund and undertake development, and failure to find such a partner will result in the complete discontinuation of vosaroxin development. In this case, the core IP will revert to Sumitomo Dainippon Pharma Co., Ltd. and there will be no possibility of any future upside from the product. We may also incur costs to wind down all of our activities related to this product.

Even if we do secure a partner for vosaroxin, there is no guarantee the transaction will result in significant revenue or other upside for Sunesis. Following the purchase of the revenue participation right by RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, we are required to pay RPI a specified percentage of any net sales of vosaroxin. If we fail to make timely payments due to RPI under the Royalty Agreement, RPI may require us to repurchase the revenue participation right. As collateral for these payments, we granted RPI a security interest in certain of our assets, including our intellectual property related to vosaroxin. Upon marketing approval of vosaroxin, Western Alliance, the Collateral Agent (the “Collateral Agent”) of our loan and security agreement (the “Loan Agreement”), with Bridge Bank, a division of Western Alliance Bank (“Western Bank”) and Solar Capital Ltd (“Solar Capital”, and collectively with Western Bank, the “Lenders”), for the benefit of the Lenders under our Loan Agreement, will also have a perfected security interest in our intellectual property rights relating to vosaroxin. We will not realize any gain from a vosaroxin licensing agreement until all of our obligations are met.

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

A loss of key personnel or the work product of current or former personnel could hamper or prevent our ability to commercialize vecabrutinib, SNS-510, and other product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may lose key employees or have difficulty hiring employees to fill key roles.

A loss of key personnel or difficulty in hiring employees to fill key roles could slow or prevent our ability to develop and commercialize our products. For example, we currently have an ongoing search for a Chief Executive Officer. If we have difficulty hiring a Chief Executive Officer, it may adversely impact our future prospects.

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

Our Loan Agreement contains a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without the Lenders’

consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Upon the occurrence of an event of default under the Loan Agreement (subject to cure periods for certain events of default), all amounts owed by us thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in our business, operations or condition (financial or otherwise) or material impairment of the prospect of repayment of the obligations under the Loan Agreement; the occurrence of a default under certain other agreements entered into by us; the rendering of certain types of judgments against us; the revocation of our certain government approvals of; any breach by us of any covenant (subject to cure periods for certain covenants) made in the Loan Agreement; and the failure of any representation or warranty made by us in connection with the Loan Agreement to be correct in all material respects when made.

On October 31, 2017, we entered into a second amendment to the Amended Loan Agreement (the “Second Amendment”). The Second amendment modified the loan repayment terms to allow us to extend the interest-only period to January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in unrestricted net cash proceeds from the issuance by us of new equity securities or as a non-refundable upfront payment on a new business development agreement or royalty financing agreement (the “New Capital”), on or after October 24, 2017 (inclusive of any prior amounts received after October 24, 2017), but on or prior to September 15, 2018. There is a risk that we may not be able to raise the required New Capital for the extended interest-only period and if we do not, we must begin repaying the principal after October 1, 2018.

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

Because we conduct clinical trials in humans, we face the risk that the use of vecabrutinib, SNS-510, or other product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

Even if we receive regulatory approval for vecabrutinib, SNS-510, or any other future product candidate, we will be subject to ongoing FDA, EMA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize vecabrutinib, or any other product candidate.

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

In the three months ended March 31, 2018, our common stock traded as low as $2.60 and as high as $7.69. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.4	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.5	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	12/16/2015

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.9	Certificate of Designation of the Series C Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/19/2016

3.10	Certificate of Designation of the Series D Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/26/2017

10.1	2018 Bonus Program	8-K	000-51531	10.1	2/5/2018

10.2	Executive Severance Benefits Agreement, dated November 30, 2017, by and between the Registrant and William P. Quinn	10-K	000-51531	10.45	3/9/2018

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 8, 2018	/s/ William P. Quinn
William P. Quinn
Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Duly Authorized Officer and Principal Financial Officer)