Form 10-Q
period 2018-06-30
SUNESIS PHARMACEUTICALS INC
filed 2018-08-08
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 36,136,974 shares of common stock, $0.0001 par value per share, outstanding as of August 2, 2018.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,028	$26,977
Marketable securities	3,397	4,773
Prepaids and other current assets	1,470	1,183
Total current assets	21,895	32,933
Property and equipment, net	16	20
Other assets	110	1,381
Total assets	$22,021	$34,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,553	$1,697
Accrued clinical expense	552	767
Accrued compensation	955	1,440
Other accrued liabilities	1,686	1,570
Notes payable	7,300	7,204
Total current liabilities	12,046	12,678
Other liabilities	—	112
Commitments
Stockholders’ equity:
Convertible preferred stock	20,966	20,966
Common stock	4	3
Additional paid-in capital	635,973	633,436
Accumulated other comprehensive loss	(1)	(7)
Accumulated deficit	(646,967)	(632,854)
Total stockholders’ equity	9,975	21,544
Total liabilities and stockholders’ equity	$22,021	$34,334

(1)

The condensed consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$—	$237	$669
Total revenues	—	—	237	669
Operating expenses:
Research and development	3,758	4,941	7,727	11,103
General and administrative	2,824	3,671	6,183	7,613
Total operating expenses	6,582	8,612	13,910	18,716
Loss from operations	(6,582)	(8,612)	(13,673)	(18,047)
Interest expense	(287)	(344)	(568)	(828)
Other income, net	29	114	128	199
Net loss	(6,840)	(8,842)	(14,113)	(18,676)
Unrealized gain on available-for-sale securities	4	9	6	13
Comprehensive loss	$(6,836)	$(8,833)	$(14,107)	$(18,663)
Basic and diluted loss per common share:
Net loss	$(6,840)	$(8,842)	$(14,113)	$(18,676)
Shares used in computing net loss per common share	34,417	21,521	34,381	21,276
Net loss per common share	$(0.20)	$(0.41)	$(0.41)	$(0.88)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(14,113)	$(18,676)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation expense	1,548	1,923
Depreciation and amortization	4	4
Amortization of debt discount and debt issuance costs	96	156
Changes in operating assets and liabilities:
Prepaids and other assets	984	(1,568)
Accounts payable	(144)	406
Accrued clinical expense	(215)	(625)
Accrued compensation	(485)	(828)
Other accrued liabilities	(121)	(648)
Deferred revenue	—	(610)
Net cash used in operating activities	(12,446)	(20,466)
Cash flows from investing activities
Purchases of property and equipment	—	(26)
Proceeds from maturities of marketable securities	1,382	23,534
Net cash provided by investing activities	1,382	23,508
Cash flows from financing activities
Principal payments on notes payable and final payment	—	(7,615)
Proceeds from issuance of common stock through controlled equity offering facilities, net	851	8,056
Proceeds from exercise of warrants, stock options and stock purchase rights	264	133
Net cash provided by financing activities	1,115	574
Net increase (decrease) in cash and cash equivalents	(9,949)	3,616
Cash and cash equivalents at beginning of period	26,977	8,056
Cash and cash equivalents at end of period	$17,028	$11,672
Supplemental disclosure of non-cash activities
Commitment Shares issued as cost of equity financing	$(448)	$—
Legal expenses accrued as cost of equity financing	$(125)	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1. Company Overview

Description of Business

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of cancer. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

The Company’s lead program is vecabrutinib, formerly known as SNS-062, a non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”). Vecabrutinib is being studied in a Phase 1b/2 clinical trial in B-cell malignancies. In January 2017, the Company announced that its Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for vecabrutinib had become effective. In July 2017, the Company announced the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease, and including patients with BTK C481 mutations.

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

The Company is in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2018, had cash, cash equivalents and marketable securities totaling $20.4 million and an accumulated deficit of $647.0 million.

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

The Company’s cash, cash equivalents and marketable securities are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the Loan Agreement (as defined in Note 7) have been classified as a current liability as of June 30, 2018 and December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders (as defined in Note 7) as of the date of the filing of this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. In February 2018, FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU No. 2016-01 on several issues, such as Equity Securities without a Readily Determinable Fair Value – Discontinuation. On January 1, 2018, the Company adopted this standard and it did not have a material impact on its consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted.  The Company is currently assessing the impact of this new guidance.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of June 30, 2018 and December 31, 2017.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2018	2017
Warrants to purchase shares of common stock	5,218	218
Convertible preferred stock	6,331	4,270
Options to purchase shares of common stock	3,548	2,629
Outstanding securities not included in calculations	15,097	7,117

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2018	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$12,576	$—	$—	$12,576
U.S. corporate debt obligations	Level 2	753	—	(1)	752
U.S. commercial paper	Level 2	2,645	—	—	2,645
Total available-for-sale securities		15,974	—	(1)	15,973
Less amounts classified as cash equivalents		(12,576)	—	—	(12,576)
Amounts classified as marketable securities		$3,398	$—	$(1)	$3,397

December 31, 2017	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$20,470	$—	$—	$20,470
U.S. corporate debt obligations	Level 2	3,282	—	(5)	3,277
U.S. commercial paper	Level 2	1,498	—	(2)	1,496
Total available-for-sale securities		25,250	—	(7)	25,243
Less amounts classified as cash equivalents		(20,470)	—	—	(20,470)
Amounts classified as marketable securities		$4,780	$—	$(7)	$4,773

The following table summarizes the available-for-sale securities that were in an unrealized loss position as of the date indicated, having been in such position for less than 12 months, and none having been deemed to be other-than temporarily impaired (in thousands):

June 30, 2018	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	$(1)	$752
U.S. commercial paper	—	2,645
	$(1)	$3,397

December 31, 2017	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	(5)	3,277
U.S. commercial paper	(2)	1,496
	$(7)	$4,773

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of June 30, 2018, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. The Company does not intend to sell the securities that are in an unrealized loss position and it is more likely than not that the investments will be held until recovery of the amortized cost bases. The Company has determined that the gross unrealized losses on its securities as of June 30, 2018 were temporary in nature.  There were no realized gains or losses on the available-for-sale securities during three and six months ended June 30, 2018 and 2017.

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

In June 2012, the Company received an event-based payment and recognized as revenue of $1.5 million from Biogen for the advancement of preclinical work in connection with the Biogen 1st ARCA. Under this agreement, the Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development by Biogen of the first two indications for licensed products against the BTK target. The Company is also eligible to receive royalty payments depending on related product sales, if any. As of June 30, 2018, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

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

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Takeda is currently conducting Phase 1b/2 clinical studies of an oral investigative drug, TAK-580 (formerly MLN2480). As of June 30, 2018, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

7. Notes Payable

On June 30, 2017, the Company entered into an amendment to its existing loan agreement with Western Alliance Bank and Solar Capital Ltd. (respectively, the “Loan Agreement” and the “Amended Loan Agreement”). The outstanding principal balance of this loan was $7,500,000 as of June 30, 2018.  Under terms of the Amended Loan Agreement, the Company will be required to pay interest on the borrowings under the Amended Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The Amendment modified the loan repayment terms to be interest-only through July 1, 2018, followed by twenty-two (22) equal monthly payments of principal and interest through the maturity date, contingent upon receipt of at least Fifteen Million Dollars ($15,000,000) in unrestricted cash proceeds received after June 1, 2017 from the issuance by the Company of new equity securities any time after June 1, 2017, but on or prior to December 31, 2017. Thereafter and until the scheduled maturity date of April 1, 2020, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal divided by 28 months, unless the interest only period is extended by a further six months, in which case the amortization period will be 22  months. In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity or such earlier date specified in the Loan Agreement, of which $197,000 has been accrued and recorded in the other accrued liabilities line item in the accompanying condensed consolidated balance sheet as of June 30, 2018.  If the Company repays all amounts owed under the Amended Loan Agreement prior to the maturity date, the Company will pay a prepayment fee equal to 0.5% of the amount prepaid.

On October 31, 2017, the Company entered into a second amendment to the Amended Loan Agreement (the “Second Amendment”). The Second Amendment modified the loan repayment terms to add two additional extended interest-only periods beyond July 1, 2018. If under the terms of the Amended Loan Agreement, the interest-only period has been extended to July 1, 2018, the Company could further extend the interest-only period to October 1, 2018, contingent upon the receipt of at least Fifteen Million dollars ($15,000,000) in unrestricted net cash proceeds from the issuance by the Company of new equity securities or as a non-refundable upfront payment on a new business development agreement or royalty financing agreement (the “New Capital”), on or after October 24, 2017, but on or prior to December 31, 2017. The Company qualified for both extensions and the interest-only period has been extended to October 1, 2018. Subsequently, the Company may further extend the interest-only period to January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in New Capital (inclusive of any prior amounts received after October 24, 2017), on or after October 24, 2017, but on or prior to September 15, 2018.

In conjunction with the Loan Agreement, the Lenders were issued five-year warrants to purchase an aggregate of up to 208,002 shares of the Company’s common stock at a per share exercise price of $3.2454. The fair value of the warrants issued was estimated to be $0.5 million using a Black-Scholes valuation model.  The fair value was recorded as a debt discount within notes payable and an increase to additional paid-in capital on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan agreement, using the effective interest method.

Pursuant to the Loan Agreement and the amendments, the Company is bound by a variety of affirmative covenants during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, notice requirements and obligations to maintain certain insurance. Additionally, the Company is bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Amended Loan Agreement without the Lenders’ consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Amended Loan Agreement (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. Events of default under the Amended Loan Agreement include, among other things, the following: the occurrence of certain bankruptcy events; the failure to make payments under the Loan Agreement when due; the occurrence of a material impairment on the Collateral Agent’s security interest over the collateral, a material adverse change in the business, operations or condition (financial or otherwise) of the Company or material impairment of the prospect of repayment of the obligations under the Amended Loan Agreement; the occurrence of a default under certain other agreements entered into by the Company; the rendering of certain types of judgments against the Company; the revocation of certain government approvals of the Company; any breach by the Company of any covenant (subject to cure periods for certain covenants) made in the Amended Loan Agreement; and the failure of any representation or warranty made by the Company in connection with the Amended Loan Agreement to be correct in all material respects when made. The Amended Loan Agreement defines certain events of default, including instances of a Material Adverse Change in its operations, which may require prepayment of the outstanding loan.  In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement as of June 30, 2018 and December 31, 2017. The principal payments due under the Loan Agreement have been classified as a current liability at December 31, 2017 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Amended Loan Agreement.

Aggregate future minimum payments due under the Loan Agreement as of June 30, 2018 were as follows (in thousands):

Year ending December 31,	Total
2018	1,220
2019	5,456
2020	2,015
Total minimum payments	8,691
Less amount representing interest	(1,191)
Total notes payable as of June 30, 2018	7,500
Less unamortized debt discount and issuance costs	(200)
Less carrying amount of notes payable	(7,300)
Non-current portion of notes payable	$—

8. Stockholders’ Equity

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the six months ended June 30, 2018, 10,057 shares of common stock were sold under the Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), as amended, with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock, for net proceeds of less than $0.1 million. As of June 30, 2018, $45.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

Aspire Common Stock Purchase Agreement

In June 2018, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $15.5 million.  Upon execution of the CSPA, the Company sold to Aspire 228,311 shares of common stock at a price of $2.19 per share, for total proceeds of $0.5 million.  In addition, Aspire committed to purchasing up to an additional $15 million of common shares, at the Company’s request, from time to time during a 24-month period at prices based on the market price at the time of each sale.  Under the CSPA, on any trading day selected by the Company on which the closing price of its common stock is equal to or greater than $0.25 per share, the Company has the right, in its sole discretion, to present Aspire with a purchase notice directing Aspire to purchase up to 200,000 shares of common stock per business day, at a purchase price equal to the lesser of:

a)	the lowest sale price of common stock on the purchase date; or
b)	the arithmetic average of the three lowest closing sale prices during the 10 consecutive business days ending on the trading day immediately preceding the purchase date.

The Company shall also have the right to require Aspire to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.

The CSPA provides that the Company and Aspire Capital will not effect any sales under the CSPA on any purchase date where the closing sales price is less than $0.25.  There are no trading volume requirements or restrictions under the CSPA, and the Company will control the timing and amount of sales.  Aspire has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the CSPA. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The CSPA may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the CSPA. Any proceeds from the Company receives under the CSPA are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than 2,000,000 shares per business day.

As consideration for Aspire’s obligation under the CSPA, the Company issued 212,329 shares of common stock to Aspire as a commitment fee.  This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital.   The Company also entered into a Registration Rights Agreement with Aspire.  Following the execution of the CSPA, in June 2018 the Company directed Aspire to purchase an additional 150,000 shares of the Company’s common stock for total proceeds of $0.3 million.  In June 2018, the Company generated total net proceeds of $0.8 million from Aspire pursuant to the CSPA, and Aspire’s remaining purchase commitment was $14.7 million as of June 30, 2018.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$130	$401	$294	$652
General and administrative	207	623	441	1,235
Employee stock-based compensation expense	337	1,024	735	1,887
Non-employee stock-based compensation expense	315	12	813	36
Total stock-based compensation expense	$652	$1,036	$1,548	$1,923

10.  Subsequent Events

In July 2018, the Company sold an aggregate of  523,375 shares of common stock under the Sales Agreement with Cantor for net proceeds of $1.2 million, after deducting Cantor’s commission.  In July 2018, the Company also sold an aggregate of  600,000 shares of common stock to Aspire under the CSPA, for net proceeds of $1.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018.

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

Our lead program is vecabrutinib, formerly known as SNS-062, a non-covalent inhibitor of Bruton’s Tyrosine Kinase, or BTK. Vecabrutinib is being studied in a Phase 1b/2 clinical trial in B-cell malignancies. In December 2013, we acquired global commercial rights to vecabrutinib, an orally available compound, from Biogen Idec MA, Inc., or Biogen. In January 2017, we announced our Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for vecabrutinib had become effective. In July 2017, we announced the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease, and including patients with BTK C481S mutations. In connection to the dosing of the first patient, we also made a milestone payment of $2.5 million to Biogen under the licensing agreement. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without the BTK C481S mutation.

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

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

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

Recent Financial History

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the six months ended June 30, 2018, 10,057 shares of common stock were sold under the Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), as amended, with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which we could issue and sell shares of our common stock, for net proceeds of less than $0.1 million. As of June 30, 2018, $45.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

Aspire Common Stock Purchase Agreement

In June 2018, we entered into the CSPA with Aspire, pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $15.5 million.  Upon execution of the CSPA, we sold to Aspire 228,311 shares of common stock at a price of $2.19 per share, for total proceeds of $0.5 million.  In addition, Aspire committed to purchasing up to an additional $15 million of common shares, at our request, from time to time during a 24-month period at prices based on the market price at the time of each sale.  Under the CSPA, on any trading day selected by us on which the closing price of our common stock is equal to or greater than $0.25 per share, we have the right, in our sole discretion, to present Aspire with a purchase notice directing Aspire to purchase up to 200,000 shares of common stock per business day, at a purchase price equal to the lesser of:

a)	the lowest sale price of common stock on the purchase date; or

b)	the arithmetic average of the three lowest closing sale prices during the 10 consecutive business days ending on the trading day immediately preceding the purchase date.

We shall also have the right to require Aspire to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). We shall have the right, in our sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. We can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that we may require.

As consideration for Aspire’s obligation under the CSPA, we issued 212,329 shares of common stock to Aspire as a commitment fee.  This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital.   We also entered into a Registration Rights Agreement with Aspire.  Following the execution of the CSPA, in June 2018 we directed Aspire to purchase an additional 150,000 shares of our common stock for total proceeds of $0.3 million.  In June 2018, we generated total net proceeds of $0.8 million from Aspire pursuant to the CSPA, and Aspire’s remaining purchase commitment was $14.7 million as of June 30, 2018.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $20.4 million and an accumulated deficit of $647.0 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor vecabrutinib. Following our decision to withdraw the European MAA for vosaroxin as a treatment for relapsed/refractory AML in patients aged 60 years or older we have prioritized our kinase inhibitors with a focus on vecabrutinib.  We have a limited number of products that are still in the early stages of development and will require significant additional future investment.

We expect our current cash, cash equivalents, and marketable securities of $20.4 million are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended June 30, 2018, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended June 30, 2018, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended June 30, 2018, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the change in accounting policy noted below, there have been no significant changes during the three and six months ended June 30, 2018 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We anticipate continuing expenditures associated with advancing the vecabrutinib and SNS-510 programs in 2018 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for the related product candidates, including TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in a Phase 1b/2 clinical study being supported by Takeda. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

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

Results of Operations

Revenue

Total revenue was nil and $0.2 million for the three and six months ended June 30, 2018 as compared to nil and $0.7 million for the same periods in 2017. Decrease in revenue in the comparable six months periods was primarily due to deferred revenue related to the Royalty Agreement with RPI Finance Trust, which was fully amortized to revenue in March 2017.

Research and Development Expense

Research and development expense was $3.8 million and $7.7 million for the three and six months ended June 30, 2018 as compared to $4.9 million and $11.1 million for the same periods in 2017, primarily relating to the vecabrutinib and the vosaroxin development program in each period. The decrease of $1.1 million between the comparable three months periods was primarily due to a $0.8 million decrease in salary and personnel expenses due to lower headcount and a $0.3 million decrease in professional services and clinical trials expenses related to higher expenses incurred in the second quarter of 2017 due to the medical marketing authorization application with the European Medicines Agency, or EMA. The decrease in the comparable six months periods of $3.4 million was primarily due to decreases in professional services of $2.0 million, salary and related expenses of $0.7 million, personnel expenses of $0.4 million and clinical expenses of $0.2 million.

General and Administrative Expense

General and administrative expense was $2.8 million and $6.2 million for the three and six months ended June 30, 2018 as compared to $3.7 million and $7.6 million for the same periods in 2017. The decrease of $0.9 million between the comparable three months periods was primarily due to a $0.5 million decrease in professional services expenses, a decrease of $0.1 million in salary and related expenses, and a $0.2 million decrease in commercial expenses as result of higher expenses incurred in the second quarter of 2017 due to the MMA with the EMA. The decrease in the comparable six months periods of $1.4 million was primarily due to a $0.9 million decrease in professional services, a $0.2 million decrease in salary and related expenses, and a decrease in commercial expenses of $0.2 million.

Interest Expense

Interest expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2018 as compared to $0.3 million and $0.8 million for the same periods in 2017. The decrease in 2018 was primarily due to the decrease in the outstanding notes payable.

Other Income, Net

Net other income was nil and $0.1 million for the three months and six months ended June 30, 2018 and $0.1 million and $0.2 million for the three months and six months ended June 30, 2017. The net other income was primarily comprised of interest income from short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $20.4 million and an accumulated deficit of $647.0 million, compared to cash, cash equivalents and marketable securities totaling $31.8 million and an accumulated deficit of $632.9 million as of December 31, 2017. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment. In October 2017, we completed underwritten public offerings of (i) 7,500,000 shares of common stock and accompanying warrants to purchase 3,750,000 shares of common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of non-voting Series D Convertible Preferred Stock (Series D Stock) and accompanying warrants to purchase 1,250,000 shares of common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock, for total net proceeds of $18.5 million. The exercise price of the warrants is $3.00 per whole share of common stock. The warrants may be exercised at any time until and including October 27, 2018. If exercised in full, the warrants could result in additional net financing proceeds to us of up to $15 million.

We expect our current cash, cash equivalents, and marketable securities of $20.4 million are not sufficient to support our operations for a period of twelve months beyond the date the condensed consolidated financial statements for the quarter ended June 30, 2018, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

During the six months ended June 30, 2018, we sold 10,057 shares of common stock under the Sales Agreement, as amended, with Cantor, for net proceeds of less than $0.1 million. As of June 30, 2018, $45.0 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sales Agreement.  In June 2018 we sold 378,311 shares under the CSPA with Aspire, for net proceeds of $0.8 million.  The remaining purchase commitment for Aspire under the CSPA was $14.7 million, as of June 30, 2018.

Our cash, cash equivalents and marketable securities totaled $20.4 million as of June 30, 2018, as compared to $31.8 million as of December 31, 2017. The decrease of $11.4 million was primarily due to $12.4 million of net cash used in operating activities, partially offset by $0.8 million in issuances of common stock and $0.3 million in net proceeds from the exercise of stock options and ESPP stock purchases.

In July 2018, we sold 523,375 shares of common stock under the Sales Agreement with Cantor for net proceeds of $1.2 million, and we sold 600,000 shares of common stock under the CSPA with Aspire for net proceeds of $1.4 million.  As of July 31, 2018,  $43.8 million remains available to be sold with Cantor and Aspire’s remaining purchase commitment is $13.3 million.

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

Cash Flows

Net cash used in operating activities was $12.4 million for the six months ended June 30, 2018, as compared to $20.5 million for the same period in 2017. Net cash used in the six months ended June 30, 2018, resulted primarily from the net loss of $14.1 million, partially offset by adjustments for non-cash items of $1.6 million and changes in operating assets and liabilities of $0.1 million. Net cash used in the six months ended June 30, 2017 resulted primarily from the net loss of $18.7 million and changes in operating assets and liabilities of $3.9 million, partially offset by net adjustments for non-cash items of $2.1 million.

Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2018, as compared to net cash provided by investing activities of $23.5 million for the same period in 2017. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2018, as compared to $0.6 million for the same period in 2017. Net cash provided in the 2018 period resulted primarily from issuances of common stock of $0.8 million and net proceeds of $0.3 million from the exercise of stock options and ESPP purchases. Net cash provided in the 2017 period resulted from net proceeds of $8.2 million from the sales of our common stock under the Sales Agreement with Cantor, partially offset by a debt restructuring payment of the loan with Bridge Bank of $7.6 million.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2018, we had cash, cash equivalents and marketable securities of $20.4 million and cash used in operating activities of $12.4 million for the six months ended June 30, 2018.

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

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six month ended June 30, 2018 and the years ended December 31, 2017 and 2016 were $14.1 million, $35.5 million and $38.0 million, respectively. As of June 30, 2018, we had an accumulated deficit of $647.0 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. Following the decision to withdraw the European Marketing Authorization Application (MAA) for vosaroxin as a treatment for relapsed/refractory acute myeloid leukemia (AML) in patients aged 60 years or older, we have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We have incurred significant losses and negative cash flows from operations since our inception, and as of June 30, 2018, had cash, cash equivalents and marketable securities totaling $20.4 million and an accumulated deficit of $647.0 million. We expect our current cash, cash equivalents, and marketable securities of $20.4 million are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

The stability of API and FDP is also a key risk, as we must demonstrate that products continue to meet product specifications over the determined shelf life. There can be no assurances that future lots will meet stability requirements and if they do not, development and commercialization of our products may be delayed.

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

We do not know whether the patent term for any drug candidate or product will offer protection for an adequate or profitable amount of time. We do not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patent rights we own or have licensed. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of the patents we own or control through licenses, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration. However, patent expiration dates described here for U.S. patents may reflect patent term adjustments by the United States patent and Trademark Office or terminal disclaimers over related patents or patent applications. Our obligation to pay royalties to licensors may extend beyond the patent expiration, which would further erode the profitability of our products.

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

In the six months ended June 30, 2018, our common stock traded as low as $1.96 and as high as $7.69. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.4	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.5	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	12/16/2015

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.9	Certificate of Designation of the Series C Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/19/2016

3.10	Certificate of Designation of the Series D Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/26/2017

3.11	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant					X

4.1	Registration Rights Agreement, dated as of June 25, 2018, by and between the Registrant and Aspire Capital Fund, LLC	8-K	000-51531	4.1	6/25/2018

10.1	Common Stock Purchase Agreement, dated as of June 25, 2018, by and between the Registrant and Aspire Capital Fund, LLC	8-K	000-51531	10.1	6/25/2-18

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 7, 2018	/s/ William P. Quinn
William P. Quinn
Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Duly Authorized Officer and Principal Financial Officer)