Form 10-Q
period 2018-09-30
SUNESIS PHARMACEUTICALS INC
filed 2018-11-05
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 37,421,509 shares of common stock, $0.0001 par value per share, outstanding as of October 31, 2018.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,162	$26,977
Marketable securities	—	4,773
Prepaids and other current assets	1,302	1,183
Total current assets	21,464	32,933
Property and equipment, net	14	20
Other assets	108	1,381
Total assets	$21,586	$34,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,277	$1,697
Accrued clinical expense	644	767
Accrued compensation	1,186	1,440
Other accrued liabilities	1,831	1,570
Notes payable	7,348	7,204
Total current liabilities	12,286	12,678
Other liabilities	4	112
Total liabilities	12,290	12,790
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	20,966	20,966
Common stock	4	3
Additional paid-in capital	641,798	633,436
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(653,472)	(632,854)
Total stockholders’ equity	9,296	21,544
Total liabilities and stockholders’ equity	$21,586	$34,334

(1)

The condensed consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$—	$237	$669
Total revenues	—	—	237	669
Operating expenses:
Research and development	3,587	6,763	11,314	17,866
General and administrative	2,690	3,175	8,873	10,788
Total operating expenses	6,277	9,938	20,187	28,654
Loss from operations	(6,277)	(9,938)	(19,950)	(27,985)
Interest expense	(291)	(288)	(859)	(1,116)
Other income, net	63	67	191	266
Net loss	(6,505)	(10,159)	(20,618)	(28,835)
Unrealized gain on available-for-sale securities	1	8	7	21
Comprehensive loss	$(6,504)	$(10,151)	$(20,611)	$(28,814)
Basic and diluted loss per common share:
Net loss	$(6,505)	$(10,159)	$(20,618)	$(28,835)
Shares used in computing net loss per common share	36,095	23,678	34,956	22,106
Net loss per common share	$(0.18)	$(0.43)	$(0.59)	$(1.30)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities
Net loss	$(20,618)	$(28,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,185	2,424
Depreciation and amortization	6	7
Amortization of debt discount and debt issuance costs	144	217
Changes in operating assets and liabilities:
Prepaids and other assets	1,154	(1,950)
Accounts payable	(420)	(330)
Accrued clinical expense	(123)	(669)
Accrued compensation	(254)	(419)
Other accrued liabilities	28	(621)
Deferred revenue	—	(610)
Net cash used in operating activities	(17,898)	(30,786)
Cash flows from investing activities
Purchases of property and equipment	—	(26)
Proceeds from maturities of marketable securities	4,780	30,047
Net cash provided by investing activities	4,780	30,021
Cash flows from financing activities
Principal payments on notes payable and final payment	—	(7,615)
Proceeds from issuance of common stock through controlled equity offering facilities, net	6,040	8,138
Proceeds from exercise of stock options and stock purchase rights	263	133
Net cash provided by financing activities	6,303	656
Net decrease in cash and cash equivalents	(6,815)	(109)
Cash and cash equivalents at beginning of period	26,977	8,056
Cash and cash equivalents at end of period	$20,162	$7,947
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$—	$2,268
Issuance of stock from vesting of restricted stock awards	$83	$—
Commitment shares issued as cost of equity financing	$(448)	$—
Legal expenses accrued as cost of equity financing	$(125)	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

1. Company Overview

Description of Business

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development of new therapeutics for the treatment of cancer. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2018, had cash, cash equivalents and marketable securities totaling $20.2 million and an accumulated deficit of $653.5 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its BTK inhibitor, vecabrutinib. The Company has prioritized development funding on its kinase inhibitor portfolio with a focus on vecabrutinib. The Company has a limited number of products that are still in the early stages of development and will require significant additional investment.

The Company’s cash, cash equivalents and marketable securities are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the Loan Agreement (as defined in Note 7) have been classified as a current liability as of September 30, 2018 and December 31, 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders (as defined in Note 7) as of the date of the filing of this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 made modifications to how certain financial instruments should be measured and disclosed, including using the exit price notion when measuring the fair value, separating the presentation of financial assets and financial liabilities by measurement category on the balance sheet and eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. In February 2018, FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies the guidance in ASU No. 2016-01 on several issues, such as Equity Securities without a Readily Determinable Fair Value – Discontinuation. On January 1, 2018, the Company adopted this standard and it did not have a material impact on its consolidated financial statements and accompanying footnotes.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements. These pronouncements have the same effective date as the new leases standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and accompanying footnotes. The Company anticipates that implementation of Topic 842 will result in an increase in assets and liabilities and additional disclosures. To date, the Company has created an inventory of its leases. The Company continues to evaluate the transition considerations, including the election of various practical expedients provided by the standard.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. The standard will be effective for annual periods beginning after December 15, 2019, with early adoption permitted beginning in 2019. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company does not expect the adoption of this standard will have a material impact on its financial statements and accompanying footnotes.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company has determined the adoption of this standard will not have a material impact on its consolidated financial statements and accompanying footnotes.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act (the “Act”). It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. In accordance with this standard and SAB 118, the Company reported provisional amounts for income tax effects from the Act as of December 31, 2017, and amounts will be finalized before the end of December 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted.  The Company is currently evaluating the impact of adoption of ASU 2018-07 will have on its consolidated financial statements and accompanying footnotes.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits.  This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, including interim periods within that fiscal year.  Early adoption is permitted.  The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its financial statements and accompanying footnotes.

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

Adoption of the new standard did not result in any change to the Company’s opening retained earnings as of January 1, 2018 as no cumulative impact to the adoption of ASC 606 was noted as a result of the Company’s assessment of the comparative revenue recognized since inception of the contracts under the new revenue standard ASC 606 and historic standard ASC 605. The Company is applying the practical exemption allowed under ASC 606 and does not disclose the value of variable consideration that is a sale-based royalty promised in exchange for a license of intellectual property. The adoption of the new standard resulted in changes to the Company’s accounting policies for revenue recognition as detailed below:

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of September 30, 2018 and December 31, 2017.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and nine months ended September 30,
	2018	2017
Warrants to purchase shares of common stock	5,218	218
Convertible preferred stock	6,331	3,831
Options to purchase shares of common stock	3,474	2,458
Outstanding securities not included in calculations	15,023	6,507

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which are comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2018	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$14,987	$—	$—	$14,987
Total available-for-sale securities classified as cash equivalents		$14,987	$—	$—	$14,987

December 31, 2017	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$20,470	$—	$—	$20,470
U.S. corporate debt obligations	Level 2	3,282	—	(5)	3,277
U.S. commercial paper	Level 2	1,498	—	(2)	1,496
Total available-for-sale securities		25,250	—	(7)	25,243
Less amounts classified as cash equivalents		(20,470)	—	—	(20,470)
Amounts classified as marketable securities		$4,780	$—	$(7)	$4,773

There were no available-for-sale securities in an unrealized gain or loss position as of September 30, 2018. The following table summarizes the available-for-sale securities that were in an unrealized loss position as of December 31, 2017, having been in such position for less than 12 months and not been deemed to be other-than temporarily impaired (in thousands):

December 31, 2017	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate debt obligations	(5)	3,277
U.S. commercial paper	(2)	1,496
	$(7)	$4,773

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. There were no realized gains or losses on the available-for-sale securities during three and nine months ended September 30, 2018 and 2017.

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

In June 2012, the Company received an event-based payment and recognized as revenue of $1.5 million from Biogen for the advancement of preclinical work in connection with the Biogen 1st ARCA. Under this agreement, the Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development by Biogen of the first two indications for licensed products against the BTK target. The Company is also eligible to receive royalty payments depending on related product sales, if any. As of September 30, 2018, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

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

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Takeda is currently supporting a Phase 1b/2 clinical study of an oral investigative drug, TAK-580 (formerly MLN2480), in pediatric low-grade giloma. As of September 30, 2018, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

7. Notes Payable

In 2017, the Company entered into two amendments (the “Amendments”) to its existing loan agreement (the “Loan Agreement”) with Western Alliance Bank and Solar Capital Ltd. (the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Under terms of the Amendments, the Company will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The Amendments modified the loan repayment terms to be interest-only through January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in unrestricted cash proceeds on or prior to September 15, 2018. The Company qualified for the extension and the interest-only period has been extended to January 1, 2019.

In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity date of April 1, 2020 or such earlier date specified in the Loan Agreement and the Amendments, of which $241,000 has been accrued and recorded in the other accrued liabilities line item in the accompanying condensed consolidated balance sheet as of September 30, 2018.  If the Company repays all amounts owed under the Loan Agreement and the Amendments prior to the maturity date, the Company will pay a prepayment fee equal to 0.5% of the amount prepaid. The outstanding principal balance of this loan was $7,500,000 as of September 30, 2018.

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

Pursuant to the Loan Agreement and the Amendments, the Company is bound during the term of the Loan Agreement and the Amendments by a variety of affirmative covenants, including, without limitation, certain information delivery requirements and notice requirements, and negative covenants, including, without limitation, restrictions on incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement and the Amendments (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. In the event of default by the Company, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement and the Amendments, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement and the Amendments as of September 30, 2018 and December 31, 2017. The principal payments due under the Loan Agreement and the Amendments have been classified as a current liability at December 31, 2017 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement and the Amendments is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement and the Amendments.

Aggregate future minimum payments due under the Loan Agreement and the Amendments as of September 30, 2018 were as follows (in thousands):

Year ending December 31,	Total
2018	202
2019	6,063
2020	2,357
Total minimum payments	8,622
Less amount representing interest	(1,122)
Total notes payable as of September 30, 2018	7,500
Less unamortized debt discount and issuance costs	(152)
Less carrying amount of notes payable	(7,348)
Non-current portion of notes payable	$—

8. Stockholders’ Equity

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and nine months ended September 30, 2018, 607,910 shares and 617,967 shares, respectively, of common stock were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company issued and sold shares of its common stock, for net proceeds of $1.4 million for both periods. As of September 30, 2018, $43.6 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

In June 2018, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $15.5 million. Upon execution of the CSPA, the Company sold to Aspire 228,311 shares of common stock at a price of $2.19 per share, for total proceeds of $0.5 million. In addition, Aspire committed to purchasing up to an additional $15.0 million of common shares, at the Company’s request, from time to time during a 24-month period at prices based on the market price at the time of each sale. Under the CSPA, on any trading day selected by the Company on which the closing price of its common stock is equal to or greater than $0.25 per share, the Company has the right, in its sole discretion, to present Aspire with a purchase notice directing Aspire to purchase up to 200,000 shares of common stock per business day, at a purchase price equal to the lesser of:

a)	the lowest sale price of common stock on the purchase date; or
b)	the arithmetic average of the three lowest closing sale prices during the 10 consecutive business days ending on the trading day immediately preceding the purchase date.

The Company also has the right to require Aspire to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if the Company has also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that the Company may require.

There are no trading volume requirements or restrictions under the CSPA, and the Company will control the timing and amount of sales. Aspire has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the CSPA There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The CSPA may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the CSPA. Any proceeds from the Company receives under the CSPA are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than 2,000,000 shares per business day.

As consideration for Aspire’s obligation under the CSPA, the Company issued 212,329 shares of common stock to Aspire as a commitment fee. This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital. The Company also entered into a Registration Rights Agreement with Aspire  Following the execution of the CSPA, in June 2018 the Company directed Aspire to purchase an additional 150,000 shares of the Company’s common stock for total proceeds of $0.3 million. During the three and nine months ended September 30, 2018, the Company issued 1,800,000 shares and 2,390,640 shares, respectively, for total net proceeds of $3.8 million and $4.6 million, respectively, to Aspire pursuant to the CSPA. Aspire’s remaining purchase commitment was $10.9 million as of September 30, 2018.

9. Stock-Based Compensation

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$152	$17	$446	$670
General and administrative	203	467	644	1,701
Employee stock-based compensation expense	355	484	1,090	2,371
Non-employee stock-based compensation expense	282	17	1,095	53
Total stock-based compensation expense	$637	$501	$2,185	$2,424

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements regarding future events or results are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our expectations for gaining marketing approval in the United States, including the continued development and commercialization of vecabrutinib (formerly SNS-062), SNS-510, TAK-580, vosaroxin, and other product candidates, the timing of our Phase 1b/2 trial of vecabrutinib, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, including any partnering arrangements related to further vosaroxin development, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report except as required by law.

“Sunesis,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

Overview

Sunesis is a biopharmaceutical company focused on the development of new therapeutics for the treatment of solid and hematologic cancers. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, formerly known as SNS-062, a non-covalent inhibitor of Bruton’s Tyrosine Kinase, or BTK. Vecabrutinib is being studied in a Phase 1b/2 clinical trial in B-cell malignancies. In January 2017, we announced our Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, for vecabrutinib had become effective. In July 2017, we announced the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease, and including patients with BTK C481 mutations. In connection to the dosing of the first patient, we also made a milestone payment of $2.5 million to Biogen Idec MA, Inc., or Biogen, under the licensing agreement. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without BTK C481 mutations.

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

We are also seeking to identify a partner to support further vosaroxin development. We conducted a Phase 3, multinational, randomized, double-blind, placebo-controlled trial of vosaroxin in combination with cytarabine in patients with relapsed or refractory Acute Myeloid Leukemia, or AML. This trial did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival. We announced on May 1, 2017 the withdrawal of our Marketing Authorization Application, or MAA, for vosaroxin. We are evaluating strategic alternatives to continue development and commercialization for vosaroxin. In the meantime, we continue to support limited investigator-sponsored trials with vosaroxin.

Recent Financial History

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and nine months ended September 30, 2018, 607,910 shares and 617,967 shares, respectively, of common stock were sold under the Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), as amended, with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which we could issue and sell shares of our common stock, for net proceeds of less than $1.4 million for both periods. As of September 30, 2018, $43.6 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, as amended.

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

As consideration for Aspire’s obligation under the CSPA, we issued 212,329 shares of common stock to Aspire as a commitment fee.  This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital.   We also entered into a Registration Rights Agreement with Aspire.  Following the execution of the CSPA, in June 2018 we directed Aspire to purchase an additional 150,000 shares of our common stock for total proceeds of $0.3 million.  During the three and nine months ended September 30, 2018, we issued 1,800,000 shares and 2,390,640 shares, respectively, for total net proceeds of $3.8 million and $4.6 million, respectively, to Aspire pursuant to the CSPA. Aspire’s remaining purchase commitment was $10.9 million as of September 30, 2018.

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $20.2 million and an accumulated deficit of $653.5 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional future investment.

We expect our current cash, cash equivalents, and marketable securities of $20.2 million are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended September 30, 2018, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended September 30, 2018, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended September 30, 2018, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the change in accounting policy noted below, there have been no significant changes during the three and nine months ended September 30, 2018 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We anticipate continuing expenditures associated with advancing the vecabrutinib and SNS-510 programs in 2018 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in a Phase 1b/2 clinical study being supported by Takeda. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; outside service costs, including fees paid to external legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Results of Operations

Revenue

Total revenue was nil and $0.2 million for the three and nine months ended September 30, 2018 as compared to nil and $0.7 million for the same periods in 2017. Decrease in revenue in the comparable three and nine months periods were primarily due to deferred revenue related to the Royalty Agreement with RPI Finance Trust, which was fully amortized to revenue in March 2017.

Research and Development Expense

Research and development expense was $3.6 million and $11.3 million for the three and nine months ended September 30, 2018 as compared to $6.8 million and $17.9 million for the same periods in 2017, primarily relating to the vecabrutinib and the vosaroxin development program in each period. The decrease of $3.2 million between the comparable three months periods was primarily due to the $2.5 million milestone payment made during the third quarter of 2017 to Biogen under the license agreement, a $1.0 million decrease in professional services related to higher expenses incurred in the third quarter of 2017 due to the Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, and a $0.1 million decrease in salary and personnel expenses due to lower headcount. The decrease in expenses is partially offset by a $0.5 million increase in clinical expenses for work performed by contract research organizations related to the development of vecabrutinib. The decrease in the comparable nine months periods of $6.6 million was primarily due to the $2.5 million Biogen payment, $2.9 million decrease in professional services, $1.2 million decrease in salary and personnel related expenses, partially offset by increase in clinical expenses of $0.3 million.

General and Administrative Expense

General and administrative expense was $2.7 million and $8.9 million for the three and nine months ended September 30, 2018 as compared to $3.2 million and $10.8 million for the same periods in 2017. The decrease of $0.5 million between the comparable three months periods was primarily due to a $0.4 million decrease in professional services expenses and a decrease of $0.1 million in salary and related expenses as result of higher expenses incurred in the third quarter of 2017 due to the MAA with the EMA. The decrease in the comparable nine months periods of $1.9 million was primarily due to a $1.3 million decrease in professional services, a $0.3 million decrease in salary and related expenses, and a $0.2 million decrease in commercial expenses.

Interest Expense

Interest expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2018 as compared to $0.3 million and $1.1 million for the same periods in 2017. The decrease in 2018 was primarily due to the decrease in the outstanding notes payable.

Other Income, Net

Net other income was $0.1 and $0.2 million for the three months and nine months ended September 30, 2018 and $0.1 million and $0.3 million for the three months and nine months ended September 30, 2017. The net other income was primarily comprised of interest income from short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $20.2 million and an accumulated deficit of $653.5 million, compared to cash, cash equivalents and marketable securities totaling $31.8 million and an accumulated deficit of $632.9 million as of December 31, 2017. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment.

We expect our current cash, cash equivalents, and marketable securities of $20.2 million are not sufficient to support our operations for a period of twelve months beyond the date the condensed consolidated financial statements for the quarter ended September 30, 2018, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

During the three and nine months ended September 30, 2018, we sold 607,910 shares and 617,967 shares of common stock under the Sales Agreement, as amended, with Cantor, for net proceeds of $1.4 million for both periods. As of September 30, 2018, $43.6 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sales Agreement.  During the nine months ended September 30, 2018, we sold 2,390,640 shares under the CSPA with Aspire, for net proceeds of $4.6 million.  The remaining purchase commitment for Aspire under the CSPA was $10.9 million, as of September 30, 2018.

In October 2017, we completed underwritten public offerings of (i) 7,500,000 shares of common stock and accompanying warrants to purchase 3,750,000 shares of common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of non-voting Series D Convertible Preferred Stock (Series D Stock) and accompanying warrants to purchase 1,250,000 shares of common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock, for total net proceeds of $18.5 million. The warrants expired unexercised on October 27, 2018.

Our cash, cash equivalents and marketable securities totaled $20.2 million as of September 30, 2018, as compared to $31.8 million as of December 31, 2017. The decrease of $11.6 million was primarily due to $17.9 million of net cash used in operating activities, offset by $6.0 million in issuances of common stock and $0.3 million in net proceeds from the exercise of stock options and ESPP stock purchases.

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

Cash Flows

Net cash used in operating activities was $17.9 million for the nine months ended September 30, 2018, as compared to $30.8 million for the same period in 2017. Net cash used in the nine months ended September 30, 2018, resulted primarily from the net loss of $20.6 million, partially offset by adjustments for non-cash items of $2.3 million and changes in operating assets and liabilities of $0.4 million. Net cash used in the 2017 period resulted primarily from the net loss of $28.8 million and changes in operating assets and liabilities of $4.6 million, offset by net adjustments for non-cash items of $2.6 million.

Net cash provided by investing activities was $4.8 million for the nine months ended September 30, 2018, as compared to net cash provided by investing activities of $30.0 million for the same period in 2017. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $6.3 million for the nine months ended September 30, 2018, as compared to $0.7 million for the same period in 2017. Net cash provided in the 2018 period resulted primarily from issuances of common stock of $6.0 million and net proceeds of $0.3 million from the exercise of stock options and ESPP purchases. Net cash provided in the 2017 period resulted from net proceeds of $8.3 million from the sales of our common stock under the Sales Agreement with Cantor and from purchases under the ESPP by the employees, partially offset by a debt restructuring payment of the loan with Bridge Bank of $7.6 million.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2018, we had cash, cash equivalents and marketable securities of $20.2 million and cash used in operating activities of $17.9 million for the nine months ended September 30, 2018.

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

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our vecabrutinib and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in the United States or Europe, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes to our contractual obligations disclosures as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting , as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk described below that reflect material changes from, or additions to, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 9, 2018.

Risks Related to Our Business

We need to raise substantial additional funding to continue the development of vecabrutinib, SNS-510, and our other programs.

We will need to raise substantial additional capital to:

•	fund additional nonclinical and clinical trials of vecabrutinib prior to any regulatory filing for approval;
•	fund clinical and preclinical development of SNS-510;
•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments;
•	costs of supporting our arrangements with Biogen, Takeda or any potential future licensees or partners.

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vecabrutinib, SNS-510, or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vecabrutinib, SNS-510 or other development programs.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine month ended September 30, 2018 and the years ended December 31, 2017 and 2016 were $20.6 million, $35.5 million and $38.0 million, respectively. As of September 30, 2018, we had an accumulated deficit of $653.5 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We have incurred significant losses and negative cash flows from operations since our inception, and as of September 30, 2018, had cash, cash equivalents and marketable securities totaling $20.2 million and an accumulated deficit of $653.5 million. We expect our current cash, cash equivalents, and marketable securities of $20.2 million are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

We do not know whether our current or any future clinical trials with vecabrutinib, SNS-510, or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement and completion of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	delays or failures in obtaining regulatory approval to commence a clinical trial;
•	delays or failures in obtaining approval from independent institutional review boards or ethics committees to conduct a clinical trial at prospective sites; or
•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.
•	delays or failures in obtaining sufficient clinical materials, including any of our product and any drugs to be tested in combination with our products;
•	failure of third parties such as Contract Research Organizations and medical institutions to perform their contractual duties and obligations;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	delays or failures in reaching the number of events pre-specified in the trial design;
•	the need to expand the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy during clinical trials;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.

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

Prior to receiving approval to commercialize vecabrutinib, SNS-510, or future product candidates in the United States, Europe, or in other territories, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA, EMA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe preclinical or clinical data from preclinical studies and clinical trials are promising, such data may not be sufficient to support approval by the FDA, EMA and other regulatory authorities. Results in preclinical studies may not be predictive of results in human clinical trials and early stage human clinical trials may not be predictive of results in later, larger trials.

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

We are actively evaluating strategic alternatives, including seeking a partner to license vosaroxin for the purpose of completing development and commercializing the product. There is no certainty that we will find a commercial or financial partner to fund and undertake development, and failure to find such a partner will result in the complete discontinuation of vosaroxin development. In this case, the core IP will revert to Sumitomo Dainippon Pharma Co., Ltd. and there will be no possibility of any future upside from the product. We may also incur costs to wind down all of our activities related to this product.

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

We have, in the past, implemented workforce reductions. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

Raising funds through lending arrangements or revenue participation agreements may restrict our operations or produce other adverse results.*

Our Loan Agreement and the Amendments contains a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements, and negative covenants, including, without limitation, restrictions on incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Upon the occurrence of an event of default under the Loan Agreement and the Amendments (subject to cure periods for certain events of default), all amounts owed by us thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. In the event of default by us, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement and the Amendments, which could harm our financial condition.

The Amendments modified the loan repayment terms to allow us to extend the interest-only period to January 1, 2019, upon receipt of receipt of at least Twenty-Five Million dollars ($25,000,000) in unrestricted cash proceeds on or prior to September 15, 2018. We qualified for the extension and the interest-only period has been extended to January 1, 2019. We will require additional financing to repay our debt and may be unable to repay the principal amounts under the Loan Agreement as they come due, which could harm our financial condition.

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

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster, or interruption by man-made problems such as network security breaches, viruses or terrorism, could cause damage to our facilities and equipment, which could require us to cease or curtail operations.*

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions.  We rely on information technology systems to operate our business and to communicate among our workforce and with third parties. If any disruption were to occur, whether caused by a natural disaster or by manmade problems, our ability to operate our business at our facilities may be seriously or completely impaired and our data could be lost or destroyed.

In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data to unauthorized persons. On June 28, 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The effective date of the CCPA is January 1, 2020, however, legislators have stated that they intend to propose amendments to the CCPA before it goes into effect. We are continuing to analyze the CCPA in order to determine its applicability and impact to our business.

If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of our product candidates.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in the United States or Europe until we receive approval of an MAA or NDA for these respective territories, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vecabrutinib in any jurisdiction. In addition, failure to comply with FDA, EMA, and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

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

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, Europe or other territories. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and we may not achieve or sustain profitability. Other penalties for failing to comply with regulatory requirements include restrictions on such products, manufacturers or manufacturing processes; restrictions on the labeling or marketing of a product; restrictions on distribution or use of a product;  requirements to conduct post-marketing studies or clinical trials; warning letters or untitled letters; withdrawal of the products from the market; refusal to approve pending applications or supplements to approved applications that we submit; recall of products;  damage to relationships with any potential collaborators; unfavorable press coverage and damage to our reputation; fines, restitution or disgorgement of profits or revenues; suspension or withdrawal of marketing approvals; refusal to permit the import or export of our products; product seizure; injunctions or the imposition of civil or criminal penalties; and litigation involving patients using our products. Additionally, failure to comply with the European Union’s requirements regarding the protection of personal information also can lead to significant penalties and sanctions.

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

In the nine months ended September 30, 2018, our common stock traded as low as $1.80 and as high as $7.69. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.4	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.5	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	12/16/2015

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.9	Certificate of Designation of the Series C Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/19/2016

3.10	Certificate of Designation of the Series D Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/26/2017

3.11	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 5, 2018	/s/ William P. Quinn
William P. Quinn
Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Duly Authorized Officer and Principal Financial Officer)