Form 10-K
period 2018-12-31
SUNESIS PHARMACEUTICALS INC
filed 2019-03-07
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2018, as reported by The Nasdaq Stock Market, was $70,737,319. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of March 1, 2019, was 67,578,087.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2018.

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

General

Sunesis Pharmaceutical, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development of new targeted inhibitors for the treatment of solid and hematologic cancers. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, a non-covalent inhibitor of Bruton’s Tyrosine Kinase, or BTK. In clinical trials, vecabrutinib has shown activity against both wild type and C481S-mutated BTK, the most common mutation associated with resistance to ibrutinib. Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without BTK C481 mutations.

We are also developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. We acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. We are currently characterizing SNS-510 through preclinical pharmacology studies, manufacturing and formulation activities.

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

We are also evaluating strategic alternatives for vosaroxin, a topoisomerase 2 inhibitor for which we conducted a Phase 3 trial in patients with relapsed or refractory acute myeloid leukemia.

Our Strategy

We plan to continue to build Sunesis into a leading biopharmaceutical company focused on the development and commercialization of new targeted oncology therapeutics by:

•

exploring the safety and efficacy of vecabrutinib as a potential treatment for B-cell malignancies, including  for Chronic Lymphocytic Leukemia (“CLL”) patients who have relapsed following treatment with a covalent BTK inhibitor;

•	characterizing SNS-510 through preclinical pharmacology studies, manufacturing and formulation activities; and
•	continuing to expand and develop our oncology-focused pipeline through further licensing or collaboration arrangements and research and development.

Development Pipeline

The following chart summarizes our development pipeline:

Vecabrutinib (SNS-062)

Vecabrutinib is a selective, reversible, non-covalent BTK inhibitor. BTK mediates signaling through the B-cell receptor, and is critical for adhesion, migration, proliferation, and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with the covalent BTK inhibitors Imbruvica® (ibrutinib) and Calquence® (acalabrutinib) approved for relapsed/refractory mantle cell lymphoma, and Imbruvica also approved for newly diagnosed and relapsed/refractory CLL, CLL with 17p deletion, Waldenström’s macroglobulinemia, chronic graft versus host disease (cGVHD), and marginal zone lymphoma.  Covalent BTK inhibitors, including Imbruvica and Calquence, form an irreversible bond with cysteine residue 481 (C481) in the BTK kinase domain.  This cysteine may mutate to a serine (“C481S”) or another amino acid and this is associated with disease progression and resistance to further treatment with covalent BTK inhibitors. Resistance to covalent BTK inhibitors is a growing problem, with a seminal 2017 paper in the Journal of Clinical Oncology by Woyach et al finding 19% of Imbruvica-treated patients had developed resistance by year 4. Studies, including this one, as well as by the European Research Initiative on CLL (ERIC) and the French Innovative Leukemia Organization (FILO) Group identified the BTK C481S mutation in more than half of Imbruvica-relapsed patients. Collectively these studies provide further evidence of resistance to covalent BTK inhibitors as a significant and growing problem. Vecabrutinib has shown potent inhibitory activity in vitro against both wild type and C481S-mutated BTK and may provide a potential solution to resistance to covalent BTK inhibitors.

In addition to vecabrutinib’s non-covalent inhibition of BTK, vecabrutinib inhibits interleukin-2 inducible kinase (ITK). Inhibition of ITK may improve anti-tumor T-cell activity, and inhibition of both BTK and ITK contributes to Imbruvica’s activity in cGVHD and also the potential improvement in response when combined with chimeric antigen receptor T (CAR-T) cell therapies. Notably, vecabrutinib does not inhibit epidermal growth factor receptor (EGFR), a kinase target associated with skin and gastrointestinal toxicities. Vecabrutinib’s distinct kinase selectivity profile and favorable pharmacokinetics indicate the potential for vecabrutinib to become a differentiated treatment for B-cell malignancies. In 2018, we continued to invest in building vecabrutinib’s nonclinical profile resulting in presentations at the 2018 annual meetings of the European Hematology Association (EHA) and the American Society of Hematology (ASH).

In July 2017, we announced the dosing of the first patient in the Phase 1b/2 study, and in connection to this event, we also made a milestone payment of $2.5 million to Biogen Idec MA, Inc., or Biogen, under the licensing agreement.

We are studying vecabrutinib in a Phase 1b/2 trial in adults with B-cell malignancies, including relapsed/refractory CLL. The study is now open at 8 leading clinical sites: Dana-Farber Cancer Institute, Weill Cornell Medicine, UC Irvine, MD Anderson Cancer Center, Swedish Cancer Institute, Memorial Sloan Kettering Cancer Center, Moffitt Cancer Center, and University California San Diego. Preliminary safety, pharmacokinetics, and pharmacodynamics from vecabrutinib’s Phase 1b/2 study, as well as some early evidence of clinical activity, were presented at ASH 2018. Specifically, vecabrutinib exposure is sustained throughout the dosing interval, with evidence of pharmacodynamic activity in patients with relapsed/refractory B-cell malignancies. Decreases in pBTK and tumor microenvironment-relevant cytokines were observed in patients with and without BTK C481 mutations. The most common treatment emergent adverse events included anemia, neutropenia, and night sweats. The preliminary safety profile of vecabrutinib is acceptable and dose escalation in the study is continuing. The 100 mg BID cohort opened at the end of 2018.

SNS-510

Our first-in-class PDK1 inhibitor SNS-510 is in preclinical studies.

In January 2014, we in-licensed a series of selective PDK1 inhibitors from Takeda that were discovered under a research collaboration agreement between Biogen and Sunesis, as described below. PDK1 is a key kinase and mediator of PI3K/AKT signaling and also regulates other pathways, including mitogen-activated protein kinase (MAPK) and NF-KB, by PI3K-independent mechanisms. These pathways are involved in cell growth, differentiation, survival and migration and are frequently dysregulated in cancers. PDK1 inhibitors are expected to be broadly active in both hematologic and solid tumor malignancies. We have taken a series of PDK1 inhibitors with confirmed antitumor activity in vitro and in vivo into preclinical development, and in 2017, we selected SNS-510 as a development candidate.

There are multiple PI3K pathway inhibitors in late stage development or approval for use in CLL, follicular lymphoma and other malignancies, but no other PDK1 inhibitor approved or in late stage development. We believe SNS-510 is a potential first-in-class compound with demonstrated inhibition of PI3K-dependent and independent pathways and a compelling in vitro and in vivo profile. SNS-510 has the potential for broad-spectrum single agent and combination activity in both solid tumor and hematologic malignancies.

TAK-580 (formerly MLN2480)

This pan-Raf inhibitor program had its origins in a collaboration agreement between Sunesis and Biogen. In March 2011, Biogen’s rights to this program were exclusively assigned to Takeda. The Raf kinases (A-Raf, B-Raf and C-Raf) are key regulators of cell proliferation and survival within the MAPK pathway. Pan-RAF inhibitors such as TAK-580 are able to regulate MAPK pathway activation that are driven by RAF-monomer signaling, such as BRAF V600 mutations, and are uniquely positioned to also inhibit RAF dimer signaling, which can drive cancers with RAS mutations, non-V600 BRAF mutations, and RAF fusions.

In February 2018, an investigator-sponsored trial was initiated evaluating TAK-580 in Pediatric Low-Grade Glioma (PLGG), for which we believe the scientific rationale is compelling.  PLGG accounts for nearly 30% of pediatric brain cancer, and Fusion-RAF proteins are present in a large proportion of these pediatric tumors. There is a significant unmet need for these children. The trial is ongoing.

Under the license agreement, we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target, and royalty payments depending on related product sales, as further described below.

Vosaroxin

Vosaroxin is an anti-cancer quinolone derivative that intercalates DNA and inhibits topoisomerase II, an enzyme critical for cell replication, resulting in replication-dependent, site-selective DNA damage, G2 arrest and apoptosis. We licensed worldwide development and commercialization rights to vosaroxin from Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) in 2003. The Phase 3 trial in patients with relapsed or refractory acute myeloid leukemia did not meet its primary endpoint of demonstrating a statistically significant improvement in overall survival.

We filed a marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”) at the end of 2015 and had several interactions with the EMA in early 2017. As a result of these interactions, feedback from our CHMP rapporteurs and our retained regulatory consultants, and an internal assessment, we announced on May 1, 2017 the withdrawal of our MAA. In 2018 we conducted a thorough process with potential business partners to evaluate various development paths for vosaroxin and we continue to evaluate strategic alternatives.

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

The Termination and Transition Agreement provided for the termination of Biogen’s exclusive rights under the Biogen OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein BTK and the permitted assignment to Takeda of all related Biogen collaboration assets and rights to Raf kinase and the human protein PDK1.

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

Takeda

Under the Takeda Agreement, we granted exclusive licenses to products against two oncology, Raf and PDK1, under substantially the same terms as under the Biogen OCA.

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

With respect to the Raf target, Takeda is developing the oral investigative drug TAK-580, and we may in the future receive up to $57.5 million in pre-commercialization, event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. The agreement also provides us with future co-development and co-promotion rights. TAK-580 is currently being studied in a Phase 1b/2 clinical study for children with Low-Grade Gliomas and other RAS/RAF/MEK/ERK Pathway Activated Tumors.

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

Manufacturing

We rely on, and we expect to continue to rely on, a limited number of third-party contract manufacturers for the production of clinical and commercial quantities of all of our active pharmaceutical ingredient (“API”), including vecabrutinib, SNS-510 and vosaroxin and the finished drug product (“FDP”) incorporating the APIs. Vecabrutinib API and FDP are manufactured under master services agreements. SNS-510 API and FDP are manufactured under research and development agreements. We have supply agreements for vosaroxin API and FDP.

We currently rely on two contract manufacturers for vecabrutinib API and two for FDP. Three lots of API have been manufactured at a clinical scale. Scale-up to commercial scale has not been done. The cost to manufacture vecabrutinib at large scale is unknown.

Competition

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including B-cell malignancies. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

With respect to vecabrutinib, we are aware of a number of companies that are or may be pursuing different product candidates that could inhibit C481S-mutated BTK, including Aptose Biosciences Inc., ArQule, Inc., and Loxo Oncology, Inc. Moreover, numerous companies are also pursuing inhibitors of wild-type BTK, including AbbVie Inc. (“AbbVie”), with its drug IMBRUVICA®. Other companies with BTK inhibitors currently in development include AstraZeneca PLC, BeiGene, Ltd., EMD Merck, Gilead Sciences, Inc. (“Gilead”), Principia Biopharm Inc., and others in oncology and non-oncology indications. Other drugs that may compete to treat ibrutinib-refractory patients, including patients with C481S-mutated BTK in monotherapy or in combination, include; AbbVie’s Bcl-2 inhibitor VENCLEXTA™, Gilead’s Zydelig PI3K kinase inhibitor, TG Therapeutics, Inc.’s umbralisib PI3K inhibitor, Verastem’s duvelisib PI3K inhibitor, and CAR-T cell therapies such as Novartis Kymriah® (tisagenlecleucel) and Gilead’s Yescarta (axicabtagene ciloleucel).

Intellectual Property

We believe that patent protection is very important to our business and that our future success depends in part on our ability to obtain patents protecting vecabrutinib, SNS-510, TAK-580, vosaroxin or future drug candidates, if any. Historically, we have patented a wide range of technology, inventions and improvements related to our business.  When appropriate, we seek orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. For example, we secured orphan drug designation for vosaroxin for the treatment of AML from the European Commission and from the FDA. For an approved medicine, such designation may, in the European Union, provide ten years of marketing exclusivity in all member countries, or seven years of market exclusivity in the U.S.

Vecabrutinib Patent Assets

U.S. Patent Nos. 8,785,440 B2 and 9,249,146 B2 cover a genus of compounds encompassing vecabrutinib and methods of use thereof, respectively, with expiry in 2030.  Counterpart applications and patents are held in the U.S., Europe, and other countries, with expiry in 2030.

U.S. Patent No. 9,394,277 B2 covers a subgenus of compounds including vecabrutinib, and methods of use thereof.  Counterpart applications and patents are held in the U.S., Europe, and other countries, with expiry in 2033.

U.S. Patent App. No. 16/319,506 covers a vecabrutinib succinic acid complex form and methods of use thereof.  Counterpart applications are pending in Europe and other countries, with expiry in 2037.  U.S. Patent App. No. 16/319,506 and counterpart applications were filed in January and February 2019 as national stage applications.

As of December 31, 2018, we own, co-own or have rights to approximately 88 granted U.S. and foreign patents, and approximately 51 pending U.S. and foreign applications, pertaining to vecabrutinib and compositions and uses thereof. The expiries of these granted patents and patents that may be granted range from 2030 to 2037.  The patent count includes validated patents in Europe.  The application count includes applications stemming from International Pat. App. No. PCT/US2017/012637 filed in January 2017 that entered the national stage after December 31, 2018.

SNS-510 Patent Assets

U.S. Patent No. 9,546,165 B2 and U.S. Patent No. 10,030,016, cover a genus of compounds including SNS-510, and methods of use thereof, respectively.  Counterpart applications and patents are held in the U.S., Europe, and other countries, with expiry in 2030 (U.S. Patent No. 9,546,165 B2 expires in 2031 due to Patent Term Adjustment based on prosecution delay by the United States Patent and Trademark Office).

U.S. Patent App. No. 15/770,369 covers methods of using SNS-510.  Counterpart applications are pending Europe and other countries, with expiry in 2036.

U.S. Patent App. No. 16/185,793 and International Patent App. No. PCT/US2018/060111 cover pharmaceutical compositions including SNS-510 and method of use thereof.  The International application enters the national stage in May 2020, expiry in 2038.

As of December 31, 2018, we own, co-own or have rights to approximately 88 granted U.S. and foreign patents, and approximately 31 pending U.S. and foreign applications, pertaining to SNS-510 and compositions and uses thereof. The expiries of these granted patents and patents that may be granted range from 2030 to 2038.  The patent count includes validated patents in Europe.

Vosaroxin Patent Assets

U.S. Patent Nos. 8,586,601 B2 and 8,138,202 B2, covering certain high purity vosaroxin compositions, have counterpart applications or granted patents in the U.S., EPO, and other major market countries.  These patents and applications disclose and claim vosaroxin compositions, methods of their preparation, and methods of their therapeutic use. As of December 31, 2018, we own, co-own or have rights to approximately 49 granted U.S. and foreign patents, and approximately 18 pending U.S. and foreign applications, pertaining to vosaroxin compositions and uses thereof. The expiry of these granted patents and patents that may be granted is 2030.

General

While it is possible that patent term restoration and/or supplemental patent certificates could be available for some of these or other patents we own or control through licenses after possible approval of commercial product, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

Our commercial success depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursuing research, development or commercialization of vecabrutinib, SNS-510, TAK-580, vosaroxin or future drug candidates, if any, or be required to obtain licenses to such patents or to develop or obtain alternative technology.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, as amended, and implements regulations. The process required by the FDA before any of our drug candidates may be marketed in the U.S. generally involves the following:

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

In addition, each clinical study must be conducted under the auspices of an independent institutional review board (“IRB”), at each institution where the study will be conducted. Each IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The FDA, an IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements and regulations for informed consent.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to a wide range of sanctions and penalties, potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect our financial performance and disrupt our business operations.

Coverage and Reimbursement

Sales of pharmaceutical products, when and if approved for marketing, depend significantly on the availability of third-party coverage and adequate reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, and significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Coverage and adequate reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA.  Among the provisions of the ACA of importance to our business are that it: created an annual fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; extended a manufacturer’s Medicaid rebate liability; expanded eligibility criteria for Medicaid programs; and created a new Medicare Part D coverage gap discount program.  Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed two Executive Orders and other directives to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. The Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included the Budget Control Act of 2011, which caused aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 which, following passage of the Bipartisan Budget Act of 2015, as well as other legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Research and Development Expenses

We expect to continue to incur significant development expenses related to the development of vecabrutinib and our other drug candidates.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2018, our workforce consisted of 29 full-time equivalent employees, of which 15 are engaged in research and development and 14 are engaged in general and administrative, medical affairs and commercial planning functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2018 and 2017 were $26.6 million and $35.5 million, respectively. As of December 31, 2018, we had an accumulated deficit of $659.5 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have one agreement, the Amended Takeda Agreement, which includes certain pre-commercialization event-based and royalty payments. We cannot predict if our collaborator will continue development or whether we will receive any such payments under these agreements in the foreseeable future, or at all.

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

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires us to make certain disclosures if we conclude that there is substantial doubt about our ability to continue as a going concern within one year from the date our financial statements contained in this Annual Report on Form 10-K are available to be issued.

We have incurred significant losses and negative cash flows from operations since our inception, and as of December 31, 2018, had cash and cash equivalents totaling $13.7 million and an accumulated deficit of $659.5 million. We expect our cash and cash equivalents of $13.7 million plus the approximately $18.4 million from the public offering in January 2019, are not sufficient to support our operations for a period of twelve months from the date our financial statements contained in this Annual Report on Form 10-K are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Annual Report on Form 10-K are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

We do not know whether our current or any future clinical trials with vecabrutinib, SNS-510, or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement and completion of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	delays or failures in obtaining regulatory approval to commence a clinical trial;
•	delays or failures in obtaining approval from independent IRBs or ECs to conduct a clinical trial at prospective sites; or
•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites.
•	delays or failures in obtaining sufficient clinical materials, including any of our product and any drugs to be tested in combination with our products;
•	failure of third parties such as Contract Research Organizations and medical institutions to perform their contractual duties and obligations;
•	slower than expected rates of patient recruitment and enrollment;
•	failure of patients to complete the clinical trial;
•	delays or failures in reaching the number of events pre-specified in the trial design;
•	the need to expand the clinical trial;
•	unforeseen safety issues;
•	lack of efficacy during clinical trials;
•	inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols; and
•	inability to monitor patients adequately during or after treatment.

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

Our products require precise, high quality manufacturing. In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA or other corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

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

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vecabrutinib or other product candidates. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. In a Phase 1 dose escalation, slots are assigned to sites to avoid over-enrolling. After allocating a slot to a patient, patients may be unable to commence the study due to progressive disease or may withdraw consent. Patients participating in our trials may come off study due to progressive disease, or may elect to leave our trials to switch to alternative treatments that are available to them, either commercially or on an expanded access basis, or in other clinical trials.

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

Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by our product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

•	we may be forced to suspend marketing of that product;
•	regulatory authorities may withdraw or change their approvals of that product;
•

regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

•	we may be required to conduct post-marketing studies;
•	we may be required to change the way the product is administered;
•	we could be sued and held liable for harm caused to subjects or patients; and
•	our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved by applicable regulatory authorities.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Both the FDA and the EMA have granted us orphan designation for vosaroxin.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not be maintained or effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a new drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

•	if a license is available from a third-party, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

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

We may need to commence or defend administrative proceedings or litigation to enforce or to determine the scope and validity of any patents issued to us or to determine the scope and validity of third party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in a proceeding or litigation affecting proprietary rights we own or have licensed could present significant risk of competition for drug candidates that we market or seek to develop. Any adverse outcome in a proceeding or litigation affecting third party proprietary rights could subject us to significant liabilities to third parties and could require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. Our Directors and Officers insurance provides certain coverage to our board members and executive officers, but the cost of coverage may be prohibitively expensive or not provide enough coverage.

Raising funds through lending arrangements or revenue participation agreements may restrict our operations or produce other adverse results.

Our Loan Agreement and the two amendments entered into in 2017 (the “Amendments”) contain a variety of affirmative covenants, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements, and negative covenants, including, without limitation, restrictions on incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Upon the occurrence of an event of default under the Loan Agreement and the Amendments (subject to cure periods for certain events of default), all amounts owed by us thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. In the event of default by us, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement and the Amendments, which could harm our financial condition.

The Amendments modified the loan repayment terms to allow us to extend the interest-only period to January 1, 2019, upon receipt of receipt of at least Twenty-Five Million dollars ($25,000,000) in unrestricted cash proceeds on or prior to September 15, 2018. We qualified for the extension and the interest-only period was extended to January 1, 2019. We began making principal payments in the beginning of 2019. We will require additional financing to repay our debt and may be unable to repay the principal amounts under the Loan Agreement as they come due, which could harm our financial condition.

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

Our systems are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data to unauthorized persons. If we are unable to prevent such data security breaches or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approval for the commercialization of our product candidates.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in the United States or Europe until we receive approval of an MAA or NDA for these respective territories, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vecabrutinib in any jurisdiction. In addition, failure to comply with FDA, EMA, and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

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

Even if we receive regulatory approval for vecabrutinib, SNS-510, or any other future product candidate, we will be subject to ongoing FDA, EMA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize vecabrutinib, SNS-510, or any other future product candidate.

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

For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that may limit or restrict reimbursement for our future products may reduce any future product revenue.

Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business and operations.

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

•

HIPAA, as amended by the HITECH and its implementing regulations, among other things, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. HITECH, among other things, makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity; created four new tiers of civil monetary penalties; amended HIPAA to make civil and criminal penalties directly applicable to business associates; and gave state attorneys general new authority to file civil actions to enforce the federal HIPAA laws;

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report to CMS information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws, transparency statutes, and privacy and security laws. Such laws may be broader than the federal law, including that they may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers. There also are an increasing number of state laws that require manufacturers to file reports with states regarding drug pricing and marketing information, tracking and reporting of gifts, compensation, other remuneration and items of value provided to health care professionals and health care entities, or marketing expenditures; require pharmaceutical companies to, among other things, establish and implement commercial compliance programs or codes of conducts; and/or require a pharmaceutical company’s sales representatives to be registered or licensed by the state or local governmental entity. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to a wide range of sanctions and penalties, including potentially significant criminal, and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect our financial performance and disrupt our business operations.

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

The comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the President signed into law tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures.

We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations.

Our ability to use our federal and state net operating losses, or NOLs, to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

As of December 31, 2018, we reported U.S. federal and state NOLs of approximately $448.2 million and $288.3 million, respectively. Our federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws, and our state NOLs will begin to expire in 2028. Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL’s is limited to 80% of current year taxable income.  It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In 2018, our common stock traded as low as $0.20 and as high as $7.69. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on January 11, 2019. Under Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day grace period, or until July 10, 2019, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from The Nasdaq Capital Market, our common stock would cease to be recognized as a covered security and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our Controlled Equity OfferingSM sales agreement (“the Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), or any similar arrangements into which we may enter. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. Future grants of RSUs, options and other equity awards and issuances of common stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. In the event securities or industry analysts who cover us downgrade our stock or publish unfavorable research about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is currently located at 395 Oyster Point Boulevard in South San Francisco, California. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years.

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

As of March 1, 2019, there were approximately 132 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our board of directors is to retain cash and investments primarily to provide funds for our future growth.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2018 and results of operations for the year ended December 31, 2018 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

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

Overview

Sunesis Pharmaceutical, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development of new targeted inhibitors for the treatment of solid and hematologic cancers. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, a non-covalent inhibitor of Bruton’s Tyrosine Kinase, or BTK. In clinical trials, vecabrutinib has shown activity against both wild type and C481S-mutated BTK, the most common mutation associated with resistance to ibrutinib. Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without BTK C481 mutations.

We are also developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. We acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. We are currently characterizing SNS-510 through preclinical pharmacology studies, manufacturing and formulation activities.

We are in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

We are also evaluating strategic alternatives for vosaroxin, a topoisomerase 2 inhibitor for which we conducted a Phase 3 trial in patients with relapsed or refractory acute myeloid leukemia.

Recent Financial History

Equity Financing Agreements

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock (“Series E Stock”) at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.4 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

In October 2017, we completed an underwritten public offering of (i) 7,500,000 shares of common stock and accompanying warrants to purchase 3,750,000 shares of common stock at a price to the public of $2.00 for each share of common stock and a warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of non-voting Series D Convertible Preferred Stock (“Series D Stock”) and accompanying warrants to purchase 1,250,000 shares of common stock at a price to the public of $2,000 for each share of Series D Stock and a warrant to purchase 500 shares of common stock. The exercise price of the warrants was $3.00 per whole share of common stock. The warrants expired unexercised on October 27, 2018. Gross proceeds from the sale were $20.0 million and net proceeds were $18.5 million. Each share of non-voting Series D Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding.

Aspire Common Stock Purchase Agreement

In June 2018, we entered into the Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $15.5 million. Upon execution of the CSPA, we sold to Aspire 228,311 shares of common stock at a price of $2.19 per share, for total proceeds of $0.5 million. In addition, Aspire committed to purchasing up to an additional $15 million of common shares, at our request, from time to time during a 24-month period at prices based on the market price at the time of each sale. Under the CSPA, on any trading day selected by us on which the closing price of our common stock is equal to or greater than $0.25 per share, we have the right, in our sole discretion, to present Aspire with a purchase notice directing Aspire to purchase up to 200,000 shares of common stock per business day, at a purchase price equal to the lesser of:

a)	the lowest sale price of common stock on the purchase date; or

b)	the arithmetic average of the three lowest closing sale prices during the 10 consecutive business days ending on the trading day immediately preceding the purchase date.

We shall also have the right to require Aspire to purchase up to an additional 30% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-seven percent (97%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). We shall have the right, in our sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. We can only require a VWAP Purchase if we have also submitted a regular purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP purchases that we may require.

There are no trading volume requirements or restrictions under the CSPA, and we will control the timing and amount of sales. Aspire has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the CSPA. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The CSPA may be terminated by us at any time, at our discretion, without any cost to us. Aspire has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of common stock during any time prior to the termination of the CSPA. Any proceeds we receive under the CSPA are expected to be used for working capital and general corporate purposes. We cannot request Aspire to purchase more than 2,000,000 shares per business day.

As consideration for Aspire’s obligation under the CSPA, we issued 212,329 shares of common stock to Aspire as a commitment fee. This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital. During 2018, we issued to Aspire a total of 2,390,640 shares for total net proceeds of $4.6 million. The shares were issued at an average price of $2.20 per share, excluding the 212,329 commitment shares issued. Aspire’s remaining purchase commitment was $10.9 million as of December 31, 2018.

Cantor Controlled Equity Offering

In August 2011, we entered into a Controlled Equity OfferingSM sales agreement (“the Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which we could issue and sell shares of common stock. The most recent amendment to the Sales Agreement, made in November, 2017, provides for an increase in the aggregate gross sales under the Sales Agreement to $45.0 million. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold under the Sales Agreement, as amended.

During 2018, we sold an aggregate of 617,967 shares of common stock under the Sales Agreement, as amended, at an average price of approximately $2.38 per share for gross proceeds and net proceeds of $1.4 million, after deducting Cantor’s commission. As of December 31, 2018, $43.6 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sale Agreement.

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

Loan Agreement

In 2017, we entered into two amendments (the “Amendments”) to our existing loan agreement (the “Loan Agreement”) with Western Alliance Bank and Solar Capital Ltd. (the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Under terms of the Amendments, we will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The Amendments modified the loan repayment terms to be interest-only through January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in unrestricted cash proceeds on or prior to September 15, 2018. The Company qualified for the extension and the interest-only period was extended to January 1, 2019.

In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity date of April 1, 2020 or such earlier date specified in the Loan Agreement and the Amendments, of which $284,000 has been accrued and recorded in the other accrued liabilities line item in the accompanying consolidated balance sheet as of December 31, 2018.  If we repay all amounts owed under the Loan Agreement and the Amendments prior to the maturity date, we will pay a prepayment fee equal to 0.5% of the amount prepaid. The outstanding principal balance of this loan was $7,500,000 as of December 31, 2018.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2018, we had cash and cash equivalents of $13.7 million and an accumulated deficit of $659.5 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, with a focus on our BTK inhibitor vecabrutinib. We have a limited number of product candidates that are still in the early stages of development and will require significant additional future investment.

We expect our current cash and cash equivalents of $13.7 million plus the approximately $18.4 million from the public offering in January 2019 are not sufficient to support our operations for a period of twelve months from the date the financial statements are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of these financial statements are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition (“Topic 605”).

Adoption of the new standard did not result in any change to our opening retained earnings as of January 1, 2018 as no cumulative impact to the adoption of ASC 606 was noted as a result of our assessment of the comparative revenue recognized since inception of the contracts under the new revenue standard ASC 606 and historic standard ASC 605. We are applying the practical exemption allowed under ASC 606 and does not disclose the value of variable consideration that is a sale-based royalty promised in exchange for a license of intellectual property. The adoption of the new standard resulted in changes to our accounting policies for revenue recognition as detailed below:

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under these agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

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

Clinical Trial Accounting

We record accruals for estimated clinical trial costs, which include payments for work performed by contract research organizations (“CROs”), and participating clinical trial sites. These costs are generally a significant component of research and development expense. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed as incurred, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if we have incomplete or inaccurate information, our clinical trial accruals may not be accurate. The difference between accrued expenses based on our estimates and actual expenses has not been significant to date.

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

The table below sets forth our research and development expense by program for each period presented:

	Year ended December 31,
	2018	2017
		(in thousands)
Vosaroxin	$991	$11,518
Vecabrutinib	12,923	9,586
SNS-510 & others	701	436
Total	$14,615	$21,540

We are currently focused on the development of vecabrutinib for the treatment of B-cell malignancies and our other product candidate, SNS-510, for the treatment of solid tumor and hematologic malignancies. Research and development costs typically increase as product development candidates move from early stage to later stage, larger clinical trials.  As a result, our research and development costs may increase in the future. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the development of our product candidates in the future.

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

We anticipate continuing expenditures associated with advancing the vecabrutinib and SNS-510 programs in 2019 and beyond. Additionally, under the Takeda Agreement, we have the right to participate in co-development and co-promotion activities for TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor currently in a Phase 1b/2 clinical study being supported by Takeda. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; outside service costs, including fees paid to external legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Results of Operations

Years Ended December 31, 2018 and 2017

Revenue. Total revenue was $0.2 million in 2018 as compared to $0.7 million in 2017. Revenue in both periods derived from license and royalty agreements. The decrease of $0.5 million in 2018 was primarily due to deferred revenue related to the Royalty Agreement with RPI Finance Trust, which was fully amortized to revenue in March 2017.

Research and development expense. Research and development expense was $14.6 million in 2018 as compared to $21.5 million in 2017, primarily relating to the vecabrutinib and the vosaroxin development program in each year. The decrease of $6.9 million in 2018 was primarily due to the $2.5 million Biogen payment in 2017, $2.8 million decrease in professional services related to higher expenses incurred in 2017 due to the MAA filed with the EMA, and a $1.8 million decrease in salary and personnel related expenses due to lower headcount, partially offset by an increase in clinical expenses of $0.5 million for work performed by contract research organizations related to the development of vecabrutinib.

General and administrative expense. General and administrative expense was $11.3 million in 2018 as compared to $13.5 million in 2017. The decrease of $2.2 million in 2018 was primarily due to a $1.4 million decrease in professional services, a $0.5 million decrease in salary and related expenses, and a $0.3 million decrease in commercial expenses as result of higher expenses incurred in 2017 due to the MAA with the EMA.

Interest expense. Interest expense was $1.2 million in 2018 as compared to $1.4 million in 2017. The decrease in the 2018 was primarily due to the decrease in the principal amount of the outstanding notes payable.

Other income, net. Net other income was $0.2 million in 2018 as compared to $0.4 million in 2017. Other income was primarily comprised of interest income from short term investments.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2018, we had net operating loss carry-forwards for federal and state income tax purposes of $448.2 million and $288.3 million, respectively. We also had federal and state research and development tax credit carry-forwards of $8.7 million and $7.6 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2018 and the state net operating loss carry-forwards expire beginning in 2018. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credits carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of December 31, 2018, we had cash and cash equivalents of $13.7 million and an accumulated deficit of $659.5 million. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of approval and will require significant additional investment.

We expect our current cash and cash equivalents of $13.7 million plus the approximately $18.4 million from the public offering in January 2019 are not sufficient to support our operations for a period of twelve months beyond the date the financial statements are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

In 2018, we sold 617,967 shares of common stock under the Sales Agreement, as amended, with Cantor, for net proceeds of $1.4 million. As of December 31, 2018, $43.6 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions as specified in the Sales Agreement.  In 2018, we sold 2,390,640 shares under the CSPA with Aspire, for net proceeds of $4.6 million.  The remaining purchase commitment for Aspire under the CSPA was $10.9 million, as of December 31, 2018.

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock (“Series E Stock”) at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.4 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

Our cash, cash equivalents and marketable securities totaled $13.7 million as of December 31, 2018, as compared to $31.8 million as of December 31, 2017. The decrease of $18.1 million was primarily due to $24.4 million of net cash used in operating activities, partially offset by $6.0 million in net proceeds from issuance of common stock, and $0.3 million in proceeds from purchases under our ESPP and stock option exercises by employees.

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

Cash Flows

Operating activities

Net cash used in operating activities was $24.4 million in 2018, as compared to $36.1 million in 2017. Net cash used in the 2018 period resulted primarily from the net loss of $26.6 million and changes in operating assets and liabilities of $0.6 million, offset by net adjustments for non-cash items of $2.8 million. Net cash used in the 2017 period resulted primarily from the net loss of $35.5 million and changes in operating assets and liabilities of $4.0 million, offset by net adjustments for non-cash items of $3.3 million (including $3.0 million for stock-based compensation).

Investing activities

Net cash provided by investing activities was $4.8 million in 2018, as compared to net cash provided by investing activities of $29.7 million in 2017. Net cash provided in both periods consisted primarily of proceeds from maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $6.3 million in 2018, as compared to $25.3 million in 2017. Net cash provided in 2018 resulted primarily from issuances of common stock through the Sales Agreement with Cantor and CSPA with Aspire of $6.0 million and net proceeds of $0.3 million from the exercise of stock options and ESPP purchases. Net cash provided in 2017 resulted primarily from net proceeds of $18.5 million from the underwritten public offering and $14.4 million from the sale of our common stock through the Sales Agreement with Cantor and from purchases under the ESPP by the employees, partially offset by a debt restructuring payment of the loan with Bridge Bank of $7.6 million.

Operating Cash Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2018, we had cash and cash equivalents of $13.7 million and cash used in operating activities of $24.4 million for 2018.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunesis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998

San Jose, California

March 7, 2019

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$13,696	$26,977
Marketable securities	—	4,773
Prepaids and other current assets	1,504	1,183
Total current assets	15,200	32,933
Property and equipment, net	11	20
Other assets	113	1,381
Total assets	$15,324	$34,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,393	$1,697
Accrued clinical expense	500	767
Accrued compensation	943	1,440
Other accrued liabilities	1,091	1,570
Notes payable	7,396	7,204
Total current liabilities	11,323	12,678
Other liabilities	8	112
Total liabilities	11,331	12,790
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31, 2018; 18 shares issued and outstanding as of December 31, 2018 and 2017	20,998	20,966
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2018; 37,474 and 34,291 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4	3
Additional paid-in capital	642,460	633,436
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(659,469)	(632,854)
Total stockholders’ equity	3,993	21,544
Total liabilities and stockholders’ equity	$15,324	$34,334

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Revenue:
License and other revenue	$237	$669
Total revenues	237	669
Operating expenses:
Research and development	14,615	21,540
General and administrative	11,332	13,548
Total operating expenses	25,947	35,088
Loss from operations	(25,710)	(34,419)
Interest expense	(1,154)	(1,396)
Other income, net	249	357
Net loss	(26,615)	(35,458)
Unrealized gain on available-for-sale securities	7	15
Comprehensive loss	$(26,608)	$(35,443)
Basic and diluted loss per common share:
Net loss:	$(26,615)	$(35,458)
Shares used in computing net basic and diluted loss per common share:	35,582	24,516
Net loss per common share:	$(0.75)	$(1.45)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other		Total
	Convertible				Additional	Comprehensive		Stock
	Preferred Stock		Common Stock		Paid-In	Income	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance as of December 31, 2016	18	18,808	20,925	2	599,632	(22)	(597,396)	21,024
Issuance of $15,000 of common stock, $5,000 of preferred stock, and warrants in underwritten offering, net of issuance costs about $1,500	3	4,426	7,500	1	14,083	—	—	18,510
Issuance of $14,468 of common stock through controlled equity offering facilities, net of issuance costs of $289	—	—	5,321	—	14,179	—	—	14,179
Issuance of common stock upon conversion of preferred stock	(3)	(2,268)	450	—	2,268	—	—	—
Issuance of common stock under employee stock purchase plans	—	—	87	—	217	—	—	217
Issuance of common stock pursuant to stock option exercises	—	—	8	—	24	—	—	24
Stock-based compensation expenses	—	—	—	—	3,033	—	—	3,033
Net loss	—	—	—	—	—	—	(35,458)	(35,458)
Unrealized gain on available-for-sale securities	—	—	—	—	—	15	—	15
Balance as of December 31, 2017	18	20,966	34,291	3	633,436	(7)	(632,854)	21,544
Adjustment to issuance cost related to common stock, preferred stock, and warrants issued in prior year	—	32	—	—	94	—	—	126
Issuance of $6,068 of common stock through controlled equity offering facilities, net of issuance costs of $77	—	—	3,009	1	5,990	—	—	5,991
Issuance of common stock from vesting of restricted stock awards	—	—	21	—	83	—	—	83
Issuance of common stock under employee stock purchase plans	—	—	104	—	139	—	—	139
Issuance of common stock pursuant to stock option exercises	—	—	49	—	164	—	—	164
Stock-based compensation expenses	—	—	—	—	2,554	—	—	2,554
Net loss	—	—	—	—	—	—	(26,615)	(26,615)
Unrealized gain on available-for-sale securities	—	—	—	—	—	7	—	7
Balance as of December 31, 2018	18	$20,998	37,474	$4	$642,460	$—	$(659,469)	$3,993

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(26,615)	$(35,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,637	3,033
Depreciation and amortization	9	9
Amortization of debt discount and debt issuance costs	192	269
Changes in operating assets and liabilities:
Prepaids and other assets	1,063	(1,921)
Accounts payable	(304)	(174)
Accrued clinical expense	(267)	(667)
Accrued compensation	(497)	(560)
Other accrued liabilities	(622)	(63)
Deferred revenue	—	(610)
Net cash used in operating activities	(24,404)	(36,142)
Cash flows from investing activities
Purchases of property and equipment	—	(26)
Sale and maturities of marketable securities	4,780	29,774
Net cash provided by investing activities	4,780	29,748
Cash flows from financing activities
Principal payments on notes payable and final payment	—	(7,615)
Proceeds from issuance of convertible preferred stock offering, net	—	4,633
Proceeds from issuance of common stock, net	—	13,877
Proceeds from issuance of common stock through controlled equity offering facilities, net	6,040	14,179
Proceeds from exercise of stock options and stock purchase rights	303	241
Net cash provided by financing activities	6,343	25,315
Net increase (decrease) in cash and cash equivalents	(13,281)	18,921
Cash and cash equivalents at beginning of period	26,977	8,056
Cash and cash equivalents at end of period	$13,696	$26,977
Supplemental disclosure of cash flow information
Interest paid	$790	$1,066
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$(2,268)
Issuance of stock from vesting of restricted stock awards	$83	$—
Commitment shares issued as cost of equity financing	$448	$—
Legal expenses accrued as cost of equity financing, net of adjustments	$39	$—

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Description of Business

Sunesis Pharmaceutical, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development of new targeted inhibitors for the treatment of solid and hematologic cancers. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

The Company’s lead program is vecabrutinib, a non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”). In clinical trials, vecabrutinib has shown activity against both wild type and C481S-mutated BTK, the most common mutation associated with resistance to ibrutinib. Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without BTK C481 mutations.

The Company is also developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). The Company acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. The Company is currently characterizing SNS-510 through preclinical pharmacology studies, manufacturing and formulation activities.

The Company is in a collaboration with Takeda for the development of TAK-580 (formerly MLN2480), an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

The Company is also evaluating strategic alternatives for vosaroxin, a topoisomerase 2 inhibitor for which we conducted a Phase 3 trial in patients with relapsed or refractory acute myeloid leukemia.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2018, had cash and cash equivalents totaling $13.7 million and an accumulated deficit of $659.5 million. In January 2019, the Company completed underwritten public offerings of 23,000,000 shares of common stock and 17,000 shares of Series E Convertible Preferred Stock for net proceeds of approximately $18.4 million.

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

The Company’s cash and cash equivalents are not sufficient to support its operations for a period of twelve months from the date these consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the Loan Agreement (as defined in Note 8) have been classified as a current liability as of December 31, 2018 and 2017 due to the considerations discussed above and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders (as defined in Note 8) as of the date of the filing of this Form 10-K. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Adopted Accounting Pronouncements

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act (the “Act”). It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. In accordance with this standard and SAB 118, the Company reported provisional amounts for income tax effects from the Act as of December 31, 2017, and amounts were finalized as of December 31, 2018 with no adjustments made to the amounts previously record.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). ASC 842 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASC 842 is effective for Sunesis’ interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements. These pronouncements have the same effective date as the new leases standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard. The Company will apply the new guidance effective January 1, 2019 using the modified retrospective method at the effective date.

The Company has elected the package of practical expedients permitted under ASC 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. In addition, the Company made an accounting policy election to combine the lease and non-lease components and the short-term lease practical expedients allowed under ASC 842. The adoption of ASC 842 will lead to an increase in the assets and liabilities recorded on the balance sheets primarily due to the lease agreement attributable to leased office space. This standard will not have a material impact on the Company’s balance sheets or cash flows from operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Bermuda) Ltd., a Bermuda corporation, as well as a Bermuda limited partnership, Sunesis Pharmaceuticals International LP. All intercompany balances and transactions have been eliminated in consolidation.

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

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. To date, the Company has purchased Euros and Euro-denominated obligations of foreign governments and corporate debt. As of December 31, 2018 and December 31, 2017, the Company held investments denominated in Euros with an aggregate fair value of $0.8 million. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income, net in the statements of operations and comprehensive loss

Fair Value Measurements

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue and notes payable approximated their fair value as of December 31, 2018 and December 31, 2017.

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

Accounting for Royalty Agreement

The payment of $25.0 million by RPI under the Royalty Agreement (see Note 6) is non-refundable, and no revenue participation right payments will be made unless vosaroxin is commercialized. Accordingly, the payment received from RPI is being accounted for as a payment for the Company to use commercially reasonable efforts to commercialize vosaroxin. Therefore, the amount is to be deferred and recognized as revenue over the projected performance period under the agreement. The payment, less $3.1 million representing the fair value of the warrants granted under the arrangement, was initially classified as deferred revenue was fully amortized to revenue as of March 31, 2017. The fair value of the warrants was recorded to additional paid-in capital.

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

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition (“Topic 605”).

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

The Company’s contracts consist license, milestone and royalty payments primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreement typically include non-refundable upfront fees, payments based upon achievement of milestones and royalties on net product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration.

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

Warrants for Shares of Common Stock

The Company accounts for warrants for shares of common stock as equity instruments in the accompanying balance sheets at their fair value on the date of issuance because such warrants are indexed to the Company’s common stock and no cash settlement is required except for (i) liquidation of the Company, or (ii) a change in control in which the common stockholders also receive cash.

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

The Company values these share-based awards using the Black-Scholes option valuation model (the “Black-Scholes model”). The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Net loss—basic and diluted	$(26,615)	$(35,458)
Denominator:
Weighted-average common shares outstanding—basic and diluted	35,582	24,516
Net loss per common share:
Basic and Diluted	$(0.75)	$(1.45)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2018	2017
Warrants to purchase shares of common stock	218	5,218
Convertible preferred stock	6,331	6,331
Options to purchase shares of common stock	4,160	3,532
Outstanding securities not included in calculations	10,709	15,081

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2018	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$10,845	$—	$—	$10,845
Total available-for-sale securities		10,845	—	—	10,845
Less amounts classified as cash equivalents		(10,845)	—	—	(10,845)
Amounts classified as marketable securities		$—	$—	$—	$—

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2017	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$20,470	$—	$—	$20,470
U.S. corporate debt obligations	Level 2	3,282	—	(5)	3,277
U.S. commercial paper	Level 2	1,498	—	(2)	1,496
Total available-for-sale securities		25,250	—	(7)	25,243
Less amounts classified as cash equivalents		(20,470)	—	—	(20,470)
Amounts classified as marketable securities		$4,780	$—	$(7)	$4,773

There were no available-for-sale securities in an unrealized gain or loss position as of December 31, 2018.

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. There were no realized gains or losses on the available-for-sale securities in the years ended December 31, 2018 and 2017. There were no sales of available-for-sale debt securities in the years ended December 31, 2018 and 2017.

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2018	2017
Accrued outside services	$556	$1,096
Accrued professional services	251	471
Accrued interest	284	—
Other accruals	—	3
Total other accrued liabilities	$1,091	$1,570

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

Biogen Idec

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

In June 2012, the Company received an event-based payment and recognized as revenue of $1.5 million from Biogen for the advancement of pre-clinical work in connection with the Biogen 1st ARCA. Under this agreement, the Company is eligible to receive up to an additional $58.5 million in pre-commercialization event-based payments related to the development by Biogen of the first two indications for licensed products against the BTK target. In December 2018, the Company entered into a settlement agreement with Biogen whereas Biogen will no longer be obligated to pay future event-based payments or royalty payments to the Company.

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

With respect to the pan-Raf inhibitor program, the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. Under this program, Takeda is currently supporting a Phase 1b/2 clinical study of an oral investigative drug, TAK-580 (formerly MLN2480), in pediatric low-grade giloma. As of December 31, 2018, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

8. Notes Payable

In 2017, the Company entered into two amendments (the “Amendments”) to its existing loan agreement (the “Loan Agreement”) with Western Alliance Bank and Solar Capital Ltd. (the “Lenders”) and Western Alliance, as Collateral Agent (the “Collateral Agent”). Under terms of the Amendments, the Company will be required to pay interest on the borrowings under the Loan Agreement at a per annum rate equal to 8.54% plus the then effective one-month U.S. LIBOR rate. The average effective interest rates were 10.5% and 9.6% for the years ended December 31, 2018 and 2017, respectively. The Amendments modified the loan repayment terms to be interest-only through January 1, 2019, contingent upon the receipt of at least Twenty-Five Million dollars ($25,000,000) in unrestricted cash proceeds on or prior to September 15, 2018. The Company qualified for the extension and the interest-only period was extended to January 1, 2019.

In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity date of April 1, 2020 or such earlier date specified in the Loan Agreement and the Amendments, of which $284,000 has been accrued and recorded in the other accrued liabilities line item in the accompanying consolidated balance sheet as of December 31, 2018.  If the Company repays all amounts owed under the Loan Agreement and the Amendments prior to the maturity date, the Company will pay a prepayment fee equal to 0.5% of the amount prepaid. The outstanding principal balance of this loan was $7,500,000 as of December 31, 2018.

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

Pursuant to the Loan Agreement and the Amendments, the Company is bound during the term of the Loan Agreement and the Amendments by a variety of affirmative covenants, including, without limitation, certain information delivery requirements and notice requirements, and negative covenants, including, without limitation, restrictions on incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement and the Amendments (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. In the event of default by the Company, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement and the Amendments, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement and the Amendments as of December 31, 2018 and December 31, 2017. The principal payments due under the Loan Agreement and the Amendments have been classified as a current liability at December 31, 2018 and December 31, 2017 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement and the Amendments is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-K.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement.

Aggregate future minimum payments due under the Loan Facility as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Total
2019	6,168
2020	2,231
Total minimum payments	8,399
Less amount representing interest	(899)
Total notes payable as of December 31, 2018	7,500
Less unamortized debt discount and issuance costs	(104)
Less current portion of notes payable	(7,396)
Non-current portion of notes payable	$—

9. Commitments and Contingencies

Commitments

The Company’s operating lease obligations as of December 31, 2018 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years.

Aggregate non-cancelable future minimum rental payments under operating leases as of December 31, 2018, were as follows (in thousands):

Year Ending December 31,	Payments
2019	$562
2020	$578
2021	$294
Total rental payments	$1,434

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.5 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

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

10. Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 17,697 shares of preferred stock outstanding as of December 31, 2018 and 2017, respectively. These shares are non-voting Series B, Series C, and Series D Convertible Preferred Stock at a price of $840, $3,850, and $2,000 per share, respectively. Each share of non-voting Series B is convertible into 166 shares of common stock and each share of non-voting Series C Stock and Series D Stock is convertible into 1000 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B, Series C, and Series D Stock will receive a payment equal to $0.0001 per share of Series B, Series C, and Series D Stock before any proceeds are distributed to the holders of Common Stock. Shares of Series B, Series C, and Series D Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B and Series C Stock will be required to amend the terms of the Series B, Series C, and Series D Stock. Shares of the Series B, Series C, and Series D Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

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

In October 2017, the Company completed underwritten offerings of (i) 7,500,000 shares of its common stock and accompanying warrants to purchase 3,750,000 shares of its common stock at a price to the public of $2.00 for each share of common stock and warrant to purchase 0.5 shares of common stock, and (ii) 2,500 shares of its non-voting Series D Convertible Preferred Stock (“Series D Stock”) and accompanying warrants to purchase 1,250,000 shares of its common stock at a price to the public of $2,000 for each share of Series D Stock and warrant to purchase 500 shares of common stock. The exercise price of the warrants was $3.00 per whole share of common stock. The warrants expired unexercised on October 28, 2018. Each share of non-voting Series D Stock is convertible into 1,000 shares of its common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of its common stock then outstanding. Gross proceeds from the sale were $20.0 million and net proceeds were $18.5 million.

Controlled Equity Offerings

In August 2011, the Company entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which the Company could issue and sell shares of its common stock. The most recent amendment to the Sales Agreement, made in November, 2017, provides for an increase in the aggregate gross sales under the Sales Agreement to $45.0 million. The Company will pay Cantor a commission of 3.0% of the gross proceeds from any common stock sold through the Sales Agreement, as amended.

During the years ended December 31, 2018 and 2017, the Company sold 617,967 shares and 5,321,151 shares, respectively, of common stock under the Sales Agreement, as amended, at an average price of approximately $2.38 per share and $2.72 per share, respectively, for gross and net proceeds of $1.4 million and $14.2 million, respectively, after deducting Cantor’s commission. As of December 31, 2018, $43.6 million of common stock remained available to be sold under this facility.

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

As consideration for Aspire’s obligation under the CSPA, the Company issued 212,329 shares of common stock to Aspire as a commitment fee. This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital. The Company also entered into a Registration Rights Agreement with Aspire. During the year ended December 31, 2018, the Company issued to Aspire a total of 2,390,640 shares for total net proceeds of $4.6 million. The shares were issued at an average price of $2.20 per share, excluding the 212,329 commitment shares issued. Aspire’s remaining purchase commitment was $10.9 million as of December 31, 2018.

Equity Incentive Plans

The Company grants options to purchase shares of its common stock primarily to: (i) new employees, of which 25% of the shares subject to such options become exercisable on the first anniversary of the vesting commencement date, and 1/48th of the shares subject to such options become exercisable each month over the remainder of the four-year vesting period, (ii) existing employees with various vesting schedules over three to four years, (iii) new non-employee members of the board of directors, of which 1/24th of the shares subject to such options become exercisable each month following the date of grant over a two-year vesting period, and (iv) continuing non-employee members of the board of directors, of which 1/12th of the shares subject to such options become exercisable each month following the date of grant over a one-year vesting period.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2018 and 2017, in accordance with the above, the number of shares of common stock available for issuance under the 2011 Plan was increased by 1,371,308 and 836,981 shares, respectively.

During the year ended December 31, 2018, options to purchase 1,622,248 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2018, there were 755,075 shares available for future grants under the 2011 Plan.

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

A total of 104,099 and 87,020 shares were issued under the 2011 ESPP during the year ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, there were 64,305 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2018 were as follows (in thousands, except per share amounts):

		Exercise Price
Date Issued	Shares	Per Share	Expiration
February 2015	10	$13.32	February 2020
March 2016	208	$3.25	March 2021
Total warrants outstanding and exercisable	218

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2018 were as follows (in thousands):

	Shares
	Available		Total
	for Future	Outstanding	Shares
	Grant	Securities	Reserved
Warrants	—	218	218
Convertible preferred stock	—	6,331	6,331
Stock option plans	755	4,160	4,915
Employee stock purchase plan	64	—	64
Total reserved shares of common stock	819	10,709	11,528

11. Stock-Based Compensation

Overview

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Year ended December 31,
	2018	2017
Research and development	$581	$865
General and administrative	903	2,059
Employee stock-based compensation expense	1,484	2,924
Non-employee stock-based compensation expense	1,153	109
Total stock-based compensation expense	$2,637	$3,033

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

Fair Value of Awards

The Company determines the fair value of stock-based awards on the grant date using the Black-Scholes model, which is impacted by the Company’s stock price, as well as assumptions regarding a number of subjective variables. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average and total estimated grant date fair values of employee stock options granted during the periods indicated:

	Year Ended December 31,
	2018		2017
	Employees	Consultants	Employees	Consultants
Assumptions:
Expected term (years)	4.3	9.8	4.8	9.7
Expected volatility	126.0%	117.6%	112.5%	121.6%
Risk-free interest rate	2.6%	2.8%	2.1%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$0.96	$1.19	$2.68	$3.23
Options granted (in thousands)	1,204	418	1,280	287
Total estimated grant date fair value (in thousands)	$1,161	$497	$3,434	$926

The estimated fair value of stock options that vested in the years ended December 31, 2018 and 2017 was $2.0 million and $1.9 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding as of December 31, 2017	3,532	$6.18
Options granted	1,622	$1.20
Options exercised	(49)	$3.34
Options forfeited or expired	(945)	$8.91
Outstanding as of December 31, 2018	4,160	$3.66	7.55	$—
Vested and expected to vest as of December 31, 2018	4,160	$3.66	7.55	$—
Exercisable as of December 31, 2018	2,118	$5.44	5.76	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2018.

The intrinsic value of options exercised during each of the years ended December 31, 2018 and 2017 was less than $0.1 million. As the Company believes it is probable that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $2.8 million as of December 31, 2018, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.8 years.

12. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
U.S. operations	$(21,132)	$(24,776)
Foreign operations	(5,483)	(10,682)
Loss before provision for income taxes	$(26,615)	$(35,458)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 21% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2018	2017
Tax (benefit) at statutory federal rate	21.0%	34.0%
State tax (benefit), net of federal benefit	4.6	1.2
Foreign tax rate differential	(4.3)	(10.2)
Permanent differences	(0.6)	(1.0)
Research and development credits	1.0	0.7
Change in valuation allowance	(15.9)	127.2
Change in tax rate	—	(151.6)
Provision-to-return	(0.7)	—
Expired NOLs and research and development credits, and carryfowards	(2.2)	—
Non-qualified stock option cancellations	(2.9)	(0.3)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Federal and state net operating loss carry-forwards	$114,254	$109,714
Federal and state research credit carry-forwards	14,885	14,520
Capitalized research costs	6,134	6,304
Stock-based compensation	4,002	4,528
Property and equipment	79	83
Accrued liabilities	143	117
Gross deferred tax assets	139,497	135,266
Valuation allowance	(139,497)	(135,266)
Net deferred tax assets	$—	$—

The Company’s unrecognized tax benefits relate to research and development tax credits claimed on the Company’s tax returns. The research and development tax credits have not been utilized, are fully offset by a valuation allowance, and currently have no tax expense impact.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is follows (in thousands):

	December 31,
	2018	2017
Unrecognized tax benefits at beginning of period	$1,769	$1,441
Increases related to current year tax positions	43	57
Increase related to change in tax rate	—	271
Unrecognized tax benefits at the end of period	$1,812	$1,769

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $4.2 million and decreased by approximately $45.1 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had federal net operating loss carry-forwards of $448.2 million and federal research and development tax credit carry-forwards of $8.7 million. If not utilized, the federal net operating loss and tax credit carry-forwards will expire at various dates beginning in 2019. As of December 31, 2018, the Company had state net operating loss carry-forwards of $288.3 million, which expire beginning in 2028, and state research and development tax credit carry-forwards of $7.6 million, which do not expire.

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

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of $1.8 million.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Act") was enacted into law and the new legislation reduces the corporate tax rate to 21 percent, effectively January 1, 2018.  Consequently, the Company remeasured the deferred tax assets and recorded a decrease in deferred tax assets and valuation allowance of $53.7 million as of December 31, 2017.  The Company believes that the one-time transition tax does not apply because there were no post-1986 earnings and profits (E&P) previously deferred from US income taxes.  The Company had reviewed the effects of global intangible low-taxed income (“GILTI”) tax rules and does not expect any significant impact to its deferred tax assets.  In accordance with SAB 118, the Company recorded provisional income tax effects from the Act as of December 31, 2017, and amounts were finalized as of December 31, 2018 with no adjustments made to the amounts previously recorded.

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

13. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2018.

14. Subsequent Events

In January 2019, the Company completed underwritten public offerings of (i) 23,000,000 shares of its common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of its non-voting Series E Convertible Preferred Stock (“Series E Stock”) at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.4 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our evaluation as of December 31, 2018, the Company’s interim Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2018, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2018:

	(A)		(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	4,160,356	(2)	$3.66	819,380	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	4,160,356		$3.66	819,380

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.
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

(3)

Includes (i) 755,075 shares of common stock available for issuance under our 2011 Plan and (ii) 64,305 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

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

(a)(3)    Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment to the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment to the Certificate of Designation of the Series A Preferred stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.8	Certificate of Designation of Series B Convertible Preferred Stock	8-K	000-51531	3.1	12/16/2015

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-51531	3.1	9/7/2016

3.10	Certificate of Designation of Series C Convertible Preferred Stock	8-K	000-51531	3.1	10/19/2016

3.11	Certificate of Designation of Series D Convertible Preferred Stock	8-K	000-51531	3.1	10/26/2017

3.12	Certificate of Designation of Series E Convertible Preferred Stock	8-K	000-51531	3.1	1/22/2019

3.13	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13 above.

4.2	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.3	Specimen Preferred Series B Stock Certificate	8-K	000-51531	4.1	12/16/2015

4.4	Specimen Preferred Series C Stock Certificate	8-K	000-51531	4.1	10/19/2016

4.5	Specimen Preferred Series D Stock Certificate	8-K	000-51531	4.1	10/26/2017

4.6	Form of Common Stock Purchase Warrant	8-K	000-51531	4.2	10/26/2017

4.7	Registration Rights Agreement	8-K	000-51531	4.1	6/25/2018

4.8	Specimen Preferred Series E Stock Certificate	8-K	000-51531	4.1	1/22/2019

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.3†	License Agreement, dated October 14, 2003, by and between the Registrant and Sumitomo Dainippon Pharma Co., Ltd. (formerly known as Dainippon Pharmaceutical Co., Ltd.)	S-1/A	333-121646	10.36	4/29/2005

10.5*	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan	8-K	000-51531	10.52	9/19/2007

10.6*	Forms of Stock Option Grant Notice and Stock Option Agreement for Automatic Grants to Outside Directors under the 2005 Equity Incentive Award Plan	10-Q	000-51531	10.69	11/7/2008

10.7	First Amendment to Master Services Agreement, dated August 1, 2008, by and between the Registrant and Aptuit, Inc. (as assignee of Quintiles, Inc.)	10-Q	000-51531	10.3	5/12/2011

10.8	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen MA Inc.	10-Q/A	000-51531	10.4	6/30/2011

10.9	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011

10.10	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

10.11*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

10.12	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

10.13*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012

10.14*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012

10.15†	Revenue Participation Agreement, dated March 29, 2012, by and between Sunesis Pharmaceuticals, Inc. and RPI Finance Trust	10-Q	000-51531	10.6	5/15/2012

10.16	Amendment No. 1 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013	8-K	000-51531	10.1	4/10/2013

10.17	Termination and Registration Rights Agreement, dated June 7, 2013, by and among the Registrant and the investors identified on the signature pages thereto	8-K	000-51531	10.1	6/11/2013

10.18†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen MA Inc.					X

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.47	3/6/2014

10.20	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.48	3/6/2014

10.21	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.1	8/05/2014

10.22	Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.44	3/12/2015

10.23	Third Amendment to Office Lease, dated September 1, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.5	11/5/2015

10.24	Amendment No. 2 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated March 12, 2015	8-K	000-51531	10.1	3/12/2015

10.25	Loan and Security Agreement, dated March 31, 2016, by and among the Registrant, Western Alliance Bank, Solar Capital Ltd. And Western Alliance, as Collateral Agent	10-Q	000-51531	10.3	5/9/2016

10.26	Warrant, dated March 31, 2016, issued to Solar Capital Ltd.	10-Q	000-51531	10.4	5/9/2016

10.27	Warrant, dated March 31, 2016, issued to Western Alliance Bank	10-Q	000-51531	10.5	5/9/2016

10.28	Fourth Amendment to Office Lease, dated May 11, 2016, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.4	7/29/2016

10.29*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-51531	10.2	5/8/2017

10.30*	2011 Equity Incentive Plan, as amended	DEF 14A	000-51531	Appendix A	4/20/2017

10.31	First Amendment to Loan and Security Agreement	8-K	000-51531	10.1	6/30/2017

10.32	Second Amendment to Loan and Security Agreement	10-Q	000-51531	10.1	11/2//2017

10.33	Amendment No. 3 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated November 7, 2017	8-K	000-51531	10.1	11/7//2017

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34	Fifth Amendment to Office Lease, dated October 17, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.42	3/9/2018

10.35	Partial Lease Termination Agreement to Office Lease, dated November 19, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.43	3/9/2018

10.36*	Executive Severance Benefits Agreement, dated November 30, 2017, by and between the Registrant and William P. Quinn	10-K	000-51531	10.45	3/9/2018

10.37*	2018 Bonus Program	8-K	000-51531	10.1	2/5/2018

10.38	Common Stock Purchase Agreement, dated June 25, 2018, between the Registrant and Aspire Capital Fund, LLC.	8-K	000-51531	10.1	6/25/2018

10.39*	2019 Bonus Program	8-K	000-51531	10.1	2/4/2019

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on Signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2019.

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

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D.	Chairman of the Board	March 7, 2019
James W. Young, Ph.D.

/S/ DAYTON MISFELDT	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
Dayton Misfeldt

/S/ WILLIAM P. QUINN	Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Principal Financial Officer and Principal Accounting Officer)	March 7, 2019
William P. Quinn

/S/ STEVE CARCHEDI	Director	March 7, 2019
Steve Carchedi

/S/ STEVEN B. KETCHUM, PH.D	Director	March 7, 2019
Steven B. Ketchum, Ph. D.

/S/ HOMER L. PEARCE, PH.D.	Director	March 7, 2019
Homer L. Pearce, Ph.D.

/S/ DAVID C. STUMP, M.D.	Director	March 7, 2019
David C. Stump, M.D.

/S/ H. Ward wolff	Director	March 7, 2019
H. Ward Wolff