Form 10-Q
period 2019-03-31
SUNESIS PHARMACEUTICALS INC
filed 2019-05-08
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	SNSS	The Nasdaq Stock Market LLC

The registrant had approximately 72,528,000 shares of common stock, $0.0001 par value per share, outstanding as of May 1, 2019.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,811	$13,696
Prepaids and other current assets	1,599	1,504
Total current assets	26,410	15,200
Property and equipment, net	9	11
Operating lease right-of-use asset	1,226	—
Other assets	109	113
Total assets	$27,754	$15,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$861	$1,393
Accrued clinical expense	420	500
Accrued compensation	677	943
Other accrued liabilities	1,440	1,091
Notes payable	6,032	7,396
Operating lease liability - current	545	—
Total current liabilities	9,975	11,323
Other liabilities	12	8
Operating lease liability - long term	681
Total liabilities	10,668	11,331
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	25,647	20,998
Common stock	7	4
Additional paid-in capital	656,761	642,460
Accumulated deficit	(665,329)	(659,469)
Total stockholders’ equity	17,086	3,993
Total liabilities and stockholders’ equity	$27,754	$15,324

(1)

The condensed consolidated balance sheet as of December 31, 2018, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
	(Unaudited)
Revenue:
License and other revenue	$—	$237
Total revenues	—	237
Operating expenses:
Research and development	3,248	3,969
General and administrative	2,439	3,359
Total operating expenses	5,687	7,328
Loss from operations	(5,687)	(7,091)
Interest expense	(261)	(281)
Other income, net	88	99
Net loss	(5,860)	(7,273)
Unrealized gain on available-for-sale securities	—	2
Comprehensive loss	$(5,860)	$(7,271)
Basic and diluted loss per common share:
Net loss	$(5,860)	$(7,273)
Shares used in computing net loss per common share	59,142	34,345
Net loss per common share	$(0.10)	$(0.21)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,860)	$(7,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	417	896
Depreciation and amortization	2	2
Amortization of debt discount and debt issuance costs	42	48
Changes in operating assets and liabilities:
Prepaids and other assets	(91)	988
Accounts payable	(532)	(659)
Accrued clinical expense	(80)	(197)
Accrued compensation	(266)	(578)
Other accrued liabilities	255	223
Net cash used in operating activities	(6,113)	(6,550)
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	742
Net cash provided by investing activities	—	742
Cash flows from financing activities
Principal payments on notes payable	(1,406)	—
Proceeds from issuance of convertible preferred stock offering, net	7,944
Proceeds from issuance of common stock, net	10,690	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	32
Proceeds from exercise of stock options and stock purchase rights	—	164
Net cash provided by financing activities	17,228	196
Net increase (decrease) in cash and cash equivalents	11,115	(5,612)
Cash and cash equivalents at beginning of period	13,696	26,977
Cash and cash equivalents at end of period	$24,811	$21,365
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$3,228	$—
Legal expenses accrued as cost of equity financing	$98	$—

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31,
	2019	2018
	(Unaudited)
Total stockholders' equity, beginning balances	$3,993	$21,544
Convertible preferred stock:
Beginning balances	20,998	20,966
Issuance of preferred stock in underwritten offering, net of issuance costs	7,877	—
Conversion of preferred stock to common stock	(3,228)	—
Ending balances	25,647	20,966
Common stock:
Beginning balances	4	3
Issuance of common stock in underwritten offering, net of issuance costs	2	—
Conversion of preferred stock to common stock	1	—
Ending balances	7	3
Additional paid-in capital
Beginning balances	642,460	633,436
Issuance of preferred stock in underwritten offering, net of issuance costs	10,656	—
Issuance of common stock in underwritten offering, net of issuance costs	3,228	—
Issuance of common stock through controlled equity offering facilities, net of issuance cost	—	32
Issuance of common stock pursuant to stock option exercises	—	164
Issuance of common stock from vesting of restricted stock awards, net of shares withheld for taxes	54	83
Stock-based compensation expenses	363	813
Ending balances	656,761	634,528
Accumulated other comprehensive loss
Beginning balances	—	(7)
Unrealized gain on available-for-sale securities	—	2
Ending balances	—	(5)
Accumulated deficit
Beginning balances	(659,469)	(632,854)
Net loss	(5,860)	(7,273)
Ending balances	(665,329)	(640,127)
Total stockholders' equity, ending balances	17,086	15,365

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company’s lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild type and C481S-mutated BTK, the most common mutation associated with resistance to ibrutinib. Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without BTK C481 mutations.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2019, the Company had cash and cash equivalents totaling $24.8 million and an accumulated deficit of $665.3 million.

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

The Company’s cash and cash equivalents are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the Loan Agreement (as defined in Note 6) have been classified as a current liability as of March 31, 2019 and December 31, 2018 due to the considerations discussed above and the assessment that the material adverse change clause under the Loan Agreement is not within the Company's control. In April 2019, the Company used the proceeds of the SVB Loan Agreement (as defined in Note 10) plus cash on hand to repay its remaining obligations in the amount of $5.9 million under Loan Agreement and Amendments (as defined in Note 6). The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB (as defined in Note 10) may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company has not been notified of an event of default by SVB as of the date of the filing of this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk generally consist of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the institutions holding its cash, cash equivalents and any marketable securities to the extent of the amounts recorded in the condensed consolidated balance sheets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). ASC 842 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASC 842 is effective for Sunesis’ interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and issued ASU 2019-01, Leases (Topic 842): Codification Improvements in March 2019. These pronouncements have the same effective date as the new leases standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard. The Company adopted the new guidance on January 1, 2019 using the modified retrospective method at the effective date.

The Company has elected the package of practical expedients permitted under ASC 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. In addition, the Company made an accounting policy election to combine the lease and non-lease components and the short-term lease practical expedients allowed under ASC 842. As a result of the adoption of ASC 842, the Company recognized on January 1, 2019 (a) a lease liability of approximately $1,362,000, which represents the present value of the remaining lease payments of approximately $1,434,000, discounted using the Company’s incremental borrowing rate of 4.0%, and (b) a right-of-use (“ROU”) asset equal to the lease liability of approximately $1,362,000. Once recorded, the Company also evaluates the right-of-use asset for impairment as part of an asset group, following the principles of ASC 360, Property, Plant, and Equipment. The adoption of the new standard resulted in changes to the Company’s accounting policies for leases as detailed below.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted.  On January 1, 2019, the Company adopted this new guidance and the measurement of equity-classified nonemployee awards will be fixed at the grant date. Upon adoption, the Company applied the new guidance to equity-classified nonemployee awards for which a measurement date has not been established and compared the cumulative amounts that were recorded for its nonemployee share-based payments through the end of December 31, 2018 to the cumulative amounts that should be recognized at the adoption date to calculate the transition adjustment. On January 1, 2019, the Company recognized the transition adjustment as an adjustment to retained earnings, which had no material impact on the Company’s unaudited condensed consolidated financial statements or related footnote disclosures.

Recent Accounting Pronouncements

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

Leases

The Company determines if an arrangement is or contains a lease at inception. In determining whether an arrangement is a lease, the Company considers whether (1) explicitly or implicitly identified assets have been deployed in the arrangement and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. When an implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date for new leases or effective date for existing leases, in determining the present value of lease payments.

Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation. All intercompany balances and transactions have been eliminated in consolidation.

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes thereto. Actual results could differ materially from these estimates. Estimates, assumptions and judgments made by management include those related to the valuation of equity and related instruments, debt instruments, revenue recognition, stock-based compensation, ROU assets, lease liabilities, and clinical trial accounting.

Fair Value Measurements

The Company measures cash equivalents at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1 - quoted prices (unadjusted) in active markets for identical assets and liabilities that can be accessed at the measurement date.

Level 2 - inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3 - unobservable inputs.

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of March 31, 2019 and December 31, 2018.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2019	2018
Warrants to purchase shares of common stock	218	5,218
Convertible preferred stock	16,331	6,331
Options to purchase shares of common stock	4,005	3,288
Outstanding securities not included in calculations	20,554	14,837

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which are comprised solely of available-for-sale securities classified as cash equivalents (in thousands):

March 31, 2019	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$19,735	$—	$—	$19,735
Total available-for-sale securities classified as cash equivalents		19,735	-	-	19,735
Less amounts classified as cash equivalents		(19,735)	—	—	(19,735)
Amounts classified as marketable securities		$—	$—	$—	$—

December 31, 2018	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$10,845	$—	$—	$10,845
Total available-for-sale securities		10,845	—	—	10,845
Less amounts classified as cash equivalents		(10,845)	—	—	(10,845)
Amounts classified as marketable securities		$—	$—	$—	$—

There were no available-for-sale securities in an unrealized gain or loss position as of March 31, 2019 and December 31, 2018.

5. License Agreements

Biogen

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen Inc. (the “Biogen 2nd ARCA”), to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under an earlier collaboration with Biogen, solely for oncology indications. During the third quarter of 2017, the Company made the final milestone payment of $2.5 million to Biogen upon the dosing of the first patient in the

Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies. The payment was recorded in the research and development expenses line item in the consolidated statement of operations. The Company may also be required to make tiered royalty payments based on percentages of net sales of vecabrutinib, if any, in the mid-single-digits.

Takeda

In March 2011, Takeda Oncology, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) purchased exclusive rights to the PDK1 inhibitor and pan-Raf inhibitor programs which were both originally developed through the Company’s collaboration with Biogen. In January 2014, the Company entered into an amended and restated license agreement with Takeda (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In connection with the execution of the Amended Takeda Agreement, the Company paid an upfront fee and may be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and tiered royalty payments based on percentages of net sales, if any, beginning in the mid-single-digits and not to exceed the low-teens.

With respect to the pan-Raf inhibitor program, TAK-580 (formerly MLN2480), the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. TAK-580 is currently being studied in a Phase 1b/2 clinical study for children with low-grade gliomas. As of March 31, 2019, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

6. Notes Payable

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

In addition to principal and interest, a final payment equal to $312,500 will be due upon maturity date of April 1, 2020 or such earlier date specified in the Loan Agreement and the Amendments, of which $321,000, including related interest, has been accrued and recorded in the other accrued liabilities line item in the accompanying condensed consolidated balance sheet as of March 31, 2019.  If the Company repays all amounts owed under the Loan Agreement and the Amendments prior to the maturity date, the Company will pay a prepayment fee equal to 0.5% of the amount prepaid. The outstanding principal balance of this loan was $6,094,000 as of March 31, 2019.

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

Pursuant to the Loan Agreement and the Amendments, the Company is bound during the term of the Loan Agreement and the Amendments by a variety of affirmative covenants, including, without limitation, certain information delivery requirements and notice requirements, and negative covenants, including, without limitation, restrictions on incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on the Company’s assets. Upon the occurrence of an event of default under the Loan Agreement and the Amendments (subject to cure periods for certain events of default), all amounts owed by the Company thereunder would begin to bear interest at a rate that is 5.0% higher than the rate that would otherwise be applicable and may be declared immediately due and payable by the Collateral Agent. In the event of default by the Company, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement and the Amendments, which could harm the Company's financial condition. The Company was in compliance with all applicable covenants set forth in the Loan Agreement and the Amendments as of March 31, 2019 and December 31, 2018. The principal payments due under the Loan Agreement and the Amendments have been classified as a current liability at December 31, 2018 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the Loan Agreement and the Amendments is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

The Collateral Agent, for the benefit of the Lenders, has a perfected security interest in substantially all of the Company’s property, rights and assets, except for intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement and the Amendments.

Aggregate future minimum payments due under the Loan Agreement and the Amendments as of March 31, 2019 were as follows (in thousands):

Through December 31,	Total
2019	4,568
2020	2,231
Total minimum payments	6,799
Less amount representing interest	(705)
Total notes payable as of March 31, 2019	6,094
Less unamortized debt discount and issuance costs	(62)
Less carrying amount of notes payable	(6,032)
Non-current portion of notes payable	$—

In April 2019, the Company entered into a term loan agreement with SVB (“SVB Loan Agreement”), pursuant to which the Company borrowed $5.5 million. The Company used the proceeds of the SVB Loan Agreement plus cash on hand to repay its remaining obligations in the amount of $5.9 million under the Loan Agreement and the Amendments (refer to Note 10 Subsequent Events for additional details).

7. Stockholders’ Equity

Underwritten Offerings

In January 2019, the Company completed underwritten public offerings of (i) 23,000,000 shares of its common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of its non-voting Series E Convertible Preferred Stock (“Series E Stock”) at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the three months ended March 31, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of March 31, 2019.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three months ended March 31, 2019, no shares of common stock were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal. As of March 31, 2019, $43.6 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the three months ended March 31, 2019, no shares were issued under the Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”). Aspire’s remaining purchase commitment was $10.9 million as of March 31, 2019.

8. Stock-Based Compensation

Employee and non-employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Research and development	$156	$164
General and administrative	216	234
Employee stock-based compensation expense	372	398
Non-employee stock-based compensation expense	45	498
Total stock-based compensation expense	$417	$896

9. Leases

The Company’s operating lease obligations as of March 31, 2019 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term in its determination of the lease term as the exercise of the option was not reasonable certain to exercise when the lease was last amended in December 2017. The remaining lease term as of March 31, 2019 was 2.3 years.

The cash paid for operating lease liability was $0.1 million and the ROU asset obtained in exchange for new operating lease liability was $1.4 million, for the three months ended March 31, 2019.

Maturity of lease liability is as follows (in thousands):

Through December 31,
2019	$424
2020	578
2021	294
Total rental payments	1,296
Less imputed interest	(70)
Present value of lease liability	$1,226

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.1 million for each of the three months ended March 31, 2019 and March 31, 2018.

10. Subsequent Events

In April 2019, the Company issued a total of 4,950,165 shares of its common stock from the conversion of 13,639 shares of its non-voting Series B Convertible Preferred Stock, 1,558 shares of its non-voting Series C Convertible Preferred Stock, and 1,119 shares of its non-voting Series D Convertible Preferred Stock. 1,381 shares of non-voting Series D Convertible Preferred Stock and 10,000 Series E Stock remain outstanding after the conversion. No shares of non-voting Series B or Series C Convertible Preferred Stock remain outstanding after the conversion.

In April 2019, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB Loan Agreement”), pursuant to which the Company borrowed $5.5 million. The Company used the proceeds of the SVB Loan Agreement plus cash on hand to repay its remaining obligations in the amount of $5.9 million under its existing Loan Agreement and Amendments. The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, the Company is required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of the Prime Rate minus 2.25%, as defined in the SVB Loan Agreement, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 4% of the original principal amount of the borrowings (“Final Payment Fee”).  Additionally, the Company may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank (“SVB”).  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

The Company’s obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB, the Collateral Account. The Company is obligated to maintain sufficient cash in the Collateral Account at all times in an amount greater than the outstanding balance of the borrowings.

The SVB Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019.

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

Overview

Sunesis Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development of new targeted inhibitors for the treatment of solid and hematologic cancers. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild type and C481S-mutated BTK, the most common mutation associated with resistance to ibrutinib. Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study is a dose escalation component that will proceed to define a maximum tolerated dose and/or a recommended Phase 2 dose. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in disease- and mutation-specific cohorts, including patients with and without BTK C481 mutations.

We are developing SNS-510, a PDK1 inhibitor licensed from Takeda Oncology, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. We acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. We are currently characterizing SNS-510 through preclinical pharmacology studies, manufacturing and formulation activities.

We are also in a collaboration with Takeda for the development of TAK-580, an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

We are evaluating strategic alternatives for vosaroxin, a topoisomerase 2 inhibitor for which we conducted a Phase 3 trial in patients with relapsed or refractory acute myeloid leukemia that did not meet our primary endpoint of demonstrating a statistically significant improvement in overall survival.

Recent Financial History

Debt Refinancing

In April 2019, we entered into a term loan agreement with Silicon Valley Bank, or SVB Loan Agreement, pursuant to which we borrowed $5.5 million and used the proceeds of the SVB Loan Agreement plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our existing loan agreement, or the Loan Agreement and Amendments, with Western Alliance Bank and Solar Capital Ltd and Western Alliance, as Collateral Agent.

The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, we are required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of the Prime Rate minus 2.25%, as defined in the SVB Loan Agreement, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 4% of the original principal amount of the borrowings, or Final Payment Fee.  Additionally, we may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank, or SVB.  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

Underwritten Offerings

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock, or Series E Stock, at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the three months ended March 31, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of March 31, 2019.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three months ended March 31, 2019, no shares of common stock were sold under the Controlled Equity OfferingSM sales agreement, as amended, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent and/or principal. As of March 31, 2019, $43.6 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the three months ended March 31, 2019, no shares were issued under the Common Stock Purchase Agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire. Aspire’s remaining purchase commitment was $10.9 million as of March 31, 2019.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2019, we had cash and cash equivalents of $24.8 million and an accumulated deficit of $665.3 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional future investment.

We expect our current cash and cash equivalents of $24.8 million are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended March 31, 2019, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended March 31, 2019, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended March 31, 2019, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the change in accounting policy noted below, there have been no significant changes during the three months ended March 31, 2019 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

We determine if an arrangement is or contains a lease at inception. In determining whether an arrangement is a lease, we consider whether (1) explicitly or implicitly identified assets have been deployed in the arrangement and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract.

Right-of-Use, or ROU, assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. When an implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date for new leases or effective date for existing leases, in determining the present value of lease payments.

Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, we record rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. We expense any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred.

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

We anticipate continuing expenditures associated with advancing the vecabrutinib and SNS-510 programs in 2019 and beyond. Additionally, under the Amended Takeda Agreement, we have the right to participate in co-development and co-promotion activities for TAK-580. If we were to exercise our option on this or other product candidates, our research and development expense would increase significantly.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; outside service costs, including fees paid to external legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Results of Operations

Revenue

Total revenue was nil for the three months ended March 31, 2019 and $0.2 million for the same period in 2018. The decrease in revenue for the comparable three months periods were primarily due to revenue related to a license agreement for certain of our proprietary technology.

Research and Development Expense

Research and development expense was $3.2 million for the three months ended March 31, 2019 as compared to $4.0 million for the same period in 2018. The decrease of $0.8 million between the comparable three months periods was primarily due to a $0.4 million decrease in salary and personnel expenses due to lower headcount and a $0.4 million decrease in professional services related to higher expenses incurred in the first quarter of 2018 for the start-up costs of the Phase 1b/2 trial for vecabrutinib.

General and Administrative Expense

General and administrative expense was $2.4 million for the three months ended March 31, 2019 as compared to $3.4 million for the same period in 2018. The decrease of $1.0 million between the comparable three months periods was primarily due to a $0.7 million decrease in salary and personnel expenses due to lower headcount and a $0.4 million decrease in professional services expenses due to lower vosaroxin patent expenses.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2019 and 2018. The interest expenses from both periods resulted from payments pursuant to our Loan Agreement and Amendments.

Other Income, Net

Other income, net, was $0.1 million for the three months ended March 31, 2019 and 2018. The other income, net, was primarily comprised of interest income from our money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of March 31, 2019, we had cash and cash equivalents of $24.8 million and an accumulated deficit of $665.3 million, compared to cash and cash equivalents of $13.7 million and an accumulated deficit of $659.5 million as of December 31, 2018. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment.

We expect our current cash and cash equivalents of $24.8 million are not sufficient to support our operations for a period of twelve months beyond the date the condensed consolidated financial statements for the quarter ended March 31, 2019, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

As of March 31, 2019, $43.6 million of common stock remains available to be sold under the Sales Agreement with Cantor, subject to certain conditions as specified in the Sales Agreement. As of March 31, 2019, the remaining purchase commitment for Aspire under the CSPA was $10.9 million.

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock, or Series E Stock, at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the three months ended March 31, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of March 31, 2019.

Our cash and cash equivalents totaled $24.8 million as of March 31, 2019, as compared to $13.7 million as of December 31, 2018. The increase of $11.1 million was primarily due to $18.6 million net proceeds from issuance common and preferred stock, offset by $6.1 million net cash used in operating activities and $1.4 million principal payment on our Loan Agreement and Amendments.

In April 2019, we entered into a term loan agreement with Silicon Valley Bank, or SVB Loan Agreement, pursuant to which we borrowed $5.5 million and used the proceeds of the SVB Loan Agreement plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our Loan Agreement and Amendments.

The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, we are required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of the Prime Rate minus 2.25%, as defined in the SVB Loan Agreement, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 4% of the original principal amount of the borrowings, or Final Payment Fee.  Additionally, we may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank, or SVB.  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

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

Cash Flows

Net cash used in operating activities was $6.1 million for the three months ended March 31, 2019, as compared to $6.6 million for the same period in 2018. Net cash used in the three months ended March 31, 2019, resulted primarily from the net loss of $5.9 million, partially offset by adjustments for non-cash items of $0.5 million and changes in operating assets and liabilities of $0.7 million. Net cash used in the three months ended March 31, 2018, resulted primarily from the net loss of $7.3 million and changes in operating assets and liabilities of $0.2 million, offset by net adjustments for non-cash items of $0.9 million.

Net cash provided by investing activities was nil for the three months ended March 31, 2019, as compared to net cash provided by investing activities of $0.7 million for the same period in 2018. Net cash provided in 2018 consisted primarily of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $17.2 million for the three months ended March 31, 2019, as compared to $0.2 million for the same period in 2018. Net cash provided in 2019 resulted primarily from $18.6 million net proceeds from issuance common and preferred stock offset by $1.4 million principal payment on our Loan Agreement with Western Alliance Bank and Solar Capital Ltd. Net cash provided in the 2018 period resulted primarily from net proceeds of $0.2 million from the exercise of stock options.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2019, we had cash and cash equivalents of $24.8 million and cash used in operating activities of $6.1 million for the three months ended March 31, 2019.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, or similar regulatory agencies in other countries, and has been successfully commercialized, if ever. We will need to raise substantial additional funding to complete the development and potential commercialization of any of our development programs. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 7, 2019.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017 were $5.9 million, $26.6 million and $35.5 million, respectively. As of March 31, 2019, we had an accumulated deficit of $665.3 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires us to make certain disclosures if we conclude that there is substantial doubt about our ability to continue as a going concern within one year from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued.

We have incurred significant losses and negative cash flows from operations since our inception, and as of March 31, 2019, had cash and cash equivalents totaling $24.8 million and an accumulated deficit of $665.3 million. We expect our cash and cash equivalents of $24.8 million are not sufficient to support our operations for a period of twelve months from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

The failure to enroll patients for clinical trials may cause delays in developing vecabrutinib or other product candidates.*

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vecabrutinib or other product candidates. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. In a Phase 1 dose escalation, slots are assigned to sites to avoid over-enrolling. After allocating a slot to a patient, patients may be unable to commence the study if eligibility criteria are not met or they withdraw consent. Patients participating in our trials may come off study due to progressive disease, adverse events, or they or their physician may choose to discontinue study participation.

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

We are highly dependent on the principal members of our development staff. We may expand our research and development capabilities in the future by increasing expenditures in these areas, hiring additional employees and potentially expanding the scope of our current operations. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to retain, attract and motivate highly qualified management and specialized personnel required for clinical development. Due to our limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

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

We may not succeed in finding a third party to license and complete development of vosaroxin, which may result in completely discontinuing development and returning rights to our licensor, Sumitomo Dainippon.*

We are evaluating strategic alternatives, including seeking a partner to license vosaroxin for the purpose of completing development and commercializing the product. There is no certainty that we will find a commercial or financial partner to fund and undertake development, and failure to find such a partner will result in the complete discontinuation of vosaroxin development. In this case, the core IP will revert to Sumitomo Dainippon Pharma Co., Ltd. and there will be no possibility of any future upside from the product. We may also incur costs to wind down all of our activities related to this product.

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

We have previously implemented workforce reductions. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

We work extensively with various consultants and advisors, who provide advice and/or services in various business and development functions, including clinical development, operations and strategy, clinical and nonclinical pharmacology, regulatory matters, biostatistics, legal and finance. The potential success of our drug development programs depends, in part, on continued collaborations with certain of these consultants and advisors. Our consultants and advisors are not our employees and may have commitments and obligations to other entities that may limit their availability to us. We do not know if we will be able to maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

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

Raising funds through lending arrangements or revenue participation agreements may restrict our operations or produce other adverse results.*

In April 2019, we used the proceeds of the SVB Loan Agreement plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our existing Loan Agreement and Amendments. Our obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB, the Collateral Account. We are obligated to maintain sufficient cash in the Collateral Account at all times in an amount greater than the outstanding balance of the borrowings.

The SVB Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The SVB Loan Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB may, among other things, accelerate our obligations under the SVB Loan Agreement.

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

In the three months ended March 31, 2019, our common stock traded as low as $0.37 and as high as $1.34. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.*

Our common stock is listed on The Nasdaq Capital Market, which imposes listing requirements which, if not met, could result in the delisting of our stock. For example, when our common stock traded for less than $1.00 for 30 consecutive trading days, we received notice from The Nasdaq Stock Market LLC on January 11, 2019 that we were not in compliance with the minimum bid requirement. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period to regain compliance with the minimum bid price requirement. On April 5, 2019, we received a letter from the Nasdaq Listing Qualifications Department notifying us that, the Company had regained compliance with the Nasdaq minimum bid price requirement and the matter is now closed. However, if the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days again in the future, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

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

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, under the terms of the SVB Loan Agreement, we are precluded from paying cash dividends without the prior written consent of SVB. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our Controlled Equity OfferingSM sales agreement (“the Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), or any similar arrangements into which we may enter. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	12/16/2015

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.10	Certificate of Designation of the Series C Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/19/2016

3.11	Certificate of Designation of the Series D Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/26/2017

3.12	Certificate of Designation of the Series E Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	1/22/2019

3.13	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

10.1	Term Loan Agreement, dated April 26, 2019, by and between Sunesis Pharmaceuticals, Inc. and Silicon Valley Bank	8-K	000-51531	10.1	4/29/2019

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 8, 2019	/s/ William P. Quinn
William P. Quinn
Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Duly Authorized Officer and Principal Financial Officer)