Form 10-Q
period 2019-06-30
SUNESIS PHARMACEUTICALS INC
filed 2019-08-07
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The registrant had approximately 111,320,000 shares of common stock, $0.0001 par value per share, outstanding as of August 1, 2019.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,797	$13,696
Restricted cash	5,500	—
Marketable securities	2,386	—
Prepaids and other current assets	2,159	1,504
Total current assets	19,842	15,200
Property and equipment, net	7	11
Operating lease right-of-use asset	1,090	—
Other assets	105	113
Total assets	$21,044	$15,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$692	$1,393
Accrued clinical expense	525	500
Accrued compensation	869	943
Other accrued liabilities	656	1,091
Notes payable	5,456	7,396
Operating lease liability - current	545	—
Total current liabilities	8,743	11,323
Other liabilities	17	8
Operating lease liability - long term	545	—
Total liabilities	9,305	11,331
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	7,113	20,998
Common stock	7	4
Additional paid-in capital	676,189	642,460
Accumulated deficit	(671,570)	(659,469)
Total stockholders’ equity	11,739	3,993
Total liabilities and stockholders’ equity	$21,044	$15,324

(1)

The condensed consolidated balance sheet as of December 31, 2018, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$—	$—	$237
Total revenues	—	—	—	237
Operating expenses:
Research and development	3,683	3,758	6,931	7,727
General and administrative	2,523	2,824	4,962	6,183
Total operating expenses	6,206	6,582	11,893	13,910
Loss from operations	(6,206)	(6,582)	(11,893)	(13,673)
Interest expense	(111)	(287)	(372)	(568)
Other income, net	76	29	164	128
Net loss	(6,241)	(6,840)	(12,101)	(14,113)
Unrealized gain on available-for-sale securities	—	4	—	6
Comprehensive loss	$(6,241)	$(6,836)	$(12,101)	$(14,107)
Basic and diluted loss per common share:
Net loss	$(6,241)	$(6,840)	$(12,101)	$(14,113)
Shares used in computing net loss per common share	72,190	34,417	65,702	34,381
Net loss per common share	$(0.09)	$(0.20)	$(0.18)	$(0.41)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities
Net loss	$(12,101)	$(14,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	811	1,548
Depreciation and amortization	4	4
Amortization of debt discount and debt issuance costs	107	96
Changes in operating assets and liabilities:
Prepaids and other assets	(647)	984
Accounts payable	(701)	(144)
Accrued clinical expense	25	(215)
Accrued compensation	(74)	(485)
Other accrued liabilities	(431)	(121)
Net cash used in operating activities	(13,007)	(12,446)
Cash flows from investing activities
Purchases of marketable securities	(2,386)	—
Proceeds from maturities of marketable securities	—	1,382
Net cash (used in) provided by investing activities	(2,386)	1,382
Cash flows from financing activities
Proceeds from notes payable, net of issuance cost	5,453	—
Principal payments on notes payable	(7,500)	—
Proceeds from issuance of convertible preferred stock offering, net	7,879
Proceeds from issuance of common stock, net	10,662	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	464	851
Proceeds from exercise of stock options and stock purchase rights	36	264
Net cash provided by financing activities	16,994	1,115
Net increase (decrease) in cash, cash equivalents and restricted cash	1,601	(9,949)
Cash, cash equivalents and restricted cash at beginning of period	13,696	26,977
Cash, cash equivalents and restricted cash at end of period	$15,297	$17,028
Supplemental disclosure of non-cash activities
Commitment shares issued as cost of equity financing	$—	$448
Conversion of preferred stock to common stock	$21,762	$—
Legal expenses accrued as cost of equity financing	$5	$125

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)	(Unaudited)
Total stockholders' equity, beginning balances	$17,086	$15,365	$3,993	$21,544
Convertible preferred stock:
Beginning balances	25,647	20,966	20,998	20,966
Issuance of preferred stock in underwritten offering, net of issuance costs	—	—	7,877	—
Conversion of preferred stock to common stock	(18,534)	—	(21,762)	—
Ending balances	7,113	20,966	7,113	20,966
Common stock:
Beginning balances	7	3	4	3
Issuance of common stock in underwritten offering, net of issuance costs	—	—	2	—
Conversion of preferred stock to common stock	—	—	1	—
Issuance of common stock through controlled equity offering facilities, net of issuance cost	—	1	—	1
Ending balances	7	4	7	4
Additional paid-in capital
Beginning balances	656,761	634,528	642,460	633,436
Issuance of common stock in underwritten offering, net of issuance costs	—	—	10,657	—
Conversion of preferred stock to common stock	18,534	—	21,761	—
Issuance of common stock through controlled equity offering facilities, net of issuance cost	464	694	464	726
Issuance of common stock pursuant to stock option exercises	—	—	—	164
Issuance of common stock from vesting of restricted stock awards, net of shares withheld for taxes	—	—	54	83
Issuance of common stock pursuant to employee stock purchase plan	36	99	36	99
Stock-based compensation expenses	394	652	757	1,465
Ending balances	676,189	635,973	676,189	635,973
Accumulated other comprehensive loss
Beginning balances	—	(5)	—	(7)
Unrealized gain on available-for-sale securities	—	4	—	6
Ending balances	—	(1)	—	(1)
Accumulated deficit
Beginning balances	(665,329)	(640,127)	(659,469)	(632,854)
Net loss	(6,241)	(6,840)	(12,101)	(14,113)
Ending balances	(671,570)	(646,967)	(671,570)	(646,967)
Total stockholders' equity, ending balances	$11,739	$9,975	$11,739	$9,975

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1. Company Overview

Description of Business

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. The Company’s primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

The Company’s lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to the covalent BTK inhibitor ibrutinib. The BTK C481S mutation is also seen with resistance to acalabrutinib, another covalent BTK inhibitor recently approved for treatment of mantle cell lymphoma (“MCL”). Ibrutinib was the first BTK inhibitor approved for treatment of MCL as well as for the treatment of chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study will proceed to define a recommended Phase 2 dose and/or a maximum tolerated dose. In July 2019, the Company completed the safety evaluation period for the 200 mg cohort.

The Company is developing SNS-510, a PDK1 inhibitor licensed from Takeda Oncology, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. The Company acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. The Company is currently characterizing SNS-510 through preclinical pharmacology studies, manufacturing, and formulation activities.

The Company is also in a collaboration with Takeda for the development of TAK-580, an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2019, the Company had cash and cash equivalents, restricted cash, and marketable securities totaling $17.7 million and an accumulated deficit of $671.6 million. In July 2019, the Company completed underwritten public offerings of 38,333,717 shares of common stock and 8,333 shares of Series F Convertible Preferred Stock for net proceeds of approximately $25.9 million.

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

The Company’s cash and cash equivalents, restricted cash, and marketable securities are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the SVB Loan Agreement (as defined in Note 6) have been classified as a current liability as of June 30, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB (as defined in Note 6) may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company has not been notified of an event of default by SVB as of the date of the filing of this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk generally consist of cash and cash equivalents, restricted cash and marketable securities. The Company is exposed to credit risk in the event of default by the institutions holding its cash, cash equivalents, restricted cash and any marketable securities to the extent of the amounts recorded in the condensed consolidated balance sheets.

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

Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.  The Company adopted this ASU during the quarter ended March 31, 2019. The adoption of this ASU did not have a significant impact on its condensed financial statements and related disclosures.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company adopted the amendments during the quarter ended March 31, 2019, and as a result, disclosed in its condensed consolidated statements of stockholders’ equity the quarterly activity of each caption of stockholders’ equity for the six months ended June 30, 2019 and 2018.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. The standard will be effective for annual periods beginning after December 15, 2019, with early adoption permitted beginning in 2019. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses, Topic 326,” providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics. The Company does not expect the adoption of this standard will have a material impact on its financial statements and accompanying footnotes.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Malta) Ltd., a Malta corporation. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents, Restricted Cash, and Marketable Securities

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents, which generally consist of money market funds and corporate debt securities. Restricted cash consists of amounts pledge as collateral for long-term financing agreements as contractually required by a lender. Marketable securities consist of securities with original maturities of greater than three months, which may include U.S. and European government obligations and corporate debt securities.

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

Level 3 - unobservable inputs.

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of June 30, 2019 and December 31, 2018.

3. Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing (a) net loss, by (b) the weighted-average number of common shares outstanding for the period plus dilutive potential common shares as determined using the treasury stock method for options and warrants to purchase common stock.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2019	2018
Warrants to purchase shares of common stock	218	5,218
Convertible preferred stock	11,381	6,331
Options to purchase shares of common stock	4,952	3,548
Outstanding securities not included in calculations	16,551	15,097

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which are comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

June 30, 2019	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$8,658	$—	$—	$8,658
U.S. commercial paper	Level 2	2,386	—	—	2,386
Total available-for-sale securities		11,044	—	—	11,044
Less amounts classified as cash equivalents		(8,658)	—	—	(8,658)
Amounts classified as marketable securities		$2,386	$—	$—	$2,386

December 31, 2018	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$10,845	$—	$—	$10,845
Total available-for-sale securities		10,845	—	—	10,845
Less amounts classified as cash equivalents		(10,845)	—	—	(10,845)
Amounts classified as marketable securities		$—	$—	$—	$—

There were no available-for-sale securities in an unrealized gain or loss position as of June 30, 2019 and December 31, 2018. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of June 30, 2019, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. There were no realized gains or losses on the available-for-sale securities during three and six months ended June 30, 2019 and 2018.

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

With respect to the pan-Raf inhibitor program, TAK-580 (formerly MLN2480), the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. TAK-580 is currently being studied in a Phase 1b/2 clinical study for children with low-grade gliomas. As of June 30, 2019, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

6. Notes Payable

In April 2019, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB Loan Agreement”), pursuant to which the Company borrowed $5.5 million. The Company used the proceeds of the SVB Loan Agreement plus cash on hand to repay its remaining obligations in the amount of $5.9 million under its existing loan agreement with Western Alliance Bank and Solar Capital Ltd. The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, the Company is required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 4% of the original principal amount of the borrowings (“Final Payment Fee”).  Additionally, the Company may prepay all, but not less than all, of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank (“SVB”).  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

The Company’s obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB (the “Collateral Account”). The Company is obligated to maintain sufficient cash in the Collateral Account at all times in an amount equal to or greater than the outstanding balance of the borrowings. The Company has classified the Collateral Account as restricted cash on its condensed consolidated balance sheets as of June 30, 2019.

The SVB Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company was in compliance with all applicable covenants set forth in the SVB Loan Agreement as of June 30, 2019. The principal payments due under the SVB Loan Agreement have been classified as a current liability at June 30, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

Aggregate future minimum payments due under the SVB Loan Agreement as of June 30, 2019 were as follows (in thousands):

Through December 31,	Total
2019	$89
2020	179
2021	2,888
2022	3,018
Total minimum payments	6,174
Less amount representing interest	(674)
Total notes payable as of June 30, 2019	5,500
Less unamortized debt discount and issuance costs	(44)
Less carrying amount of notes payable	(5,456)
Non-current portion of notes payable	$—

7. Stockholders’ Equity

Underwritten Offerings

In January 2019, the Company completed underwritten public offerings of (i) 23,000,000 shares of its common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of its non-voting Series E Convertible Preferred Stock (“Series E Stock”) at a price to the public of $500.00 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the six months ended June 30, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of June 30, 2019.

Preferred Stock Conversion

In April 2019, the Company issued a total of 4,950,165 shares of its common stock upon conversion of 13,639 shares of its non-voting Series B Convertible Preferred Stock, 1,558 shares of its non-voting Series C Convertible Preferred Stock, and 1,119 shares of its non-voting Series D Convertible Preferred Stock. No shares of non-voting Series B or Series C Convertible Preferred Stock remain outstanding after the conversion. 1,381 shares of non-voting Series D Convertible Preferred Stock remain outstanding after the conversion.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and six months ended June 30, 2019, 0.4 million shares of common stock were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal. The shares were sold at an average price of approximately $1.19 per share for gross and net proceeds of $0.5 million, after deducting Cantor’s commission. As of June 30, 2019, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the three and six months ended June 30, 2019, no shares were issued under the Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”). Aspire’s remaining purchase commitment was $10.9 million as of June 30, 2019.

8. Stock-Based Compensation

Employee and non-employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$140	$130	$296	$294
General and administrative	198	207	414	441
Employee stock-based compensation expense	338	337	710	735
Non-employee stock-based compensation expense	56	315	101	813
Total stock-based compensation expense	$394	$652	$811	$1,548

9. Leases

The Company’s operating lease obligations as of June 30, 2019 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term in its determination of the lease term as the exercise of the option was not reasonably certain to exercise when the lease was last amended in December 2017. The remaining lease term as of June 30, 2019 was two years.

The cash paid for operating lease liability was $0.3 million and the ROU asset obtained in exchange for new operating lease liability was $1.4 million, for the six months ended June 30, 2019.

Maturity of lease liability is as follows (in thousands):

Through December 31,
2019	$285
2020	578
2021	294
Total rental payments	1,157
Less imputed interest	(67)
Present value of lease liability	$1,090

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.1 million for the three months ended June 30, 2019 and June 30, 2018. The Company recorded rent expense of $0.3 million and $0.2 million for six months ended June 30, 2019 and June 30, 2018, respectively.

10. Subsequent Events

Underwritten Offerings

In July 2019, the Company completed underwritten public offerings of (i) 38,333,717 shares of its common stock at a price to the public of $0.60 for each share of common stock, including the full exercise of the underwriters’ option to purchase 5,000,050 additional shares of common stock to cover over-allotments, and (ii) 8,333 shares of its non-voting Series F Convertible Preferred Stock (“Series F Stock”) at a price to the public of $600.00 for each share of Series F Stock. Gross proceeds from the sale were approximately $28.0 million and net proceeds were approximately $25.9 million. Each share of non-voting Series F Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding;

provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019.

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

Overview

Sunesis is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. Our primary activities since incorporation have been conducting research and development internally and through corporate collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to the covalent BTK inhibitor ibrutinib. The BTK C481S mutation is also seen with resistance to acalabrutinib, another covalent BTK inhibitor recently approved for treatment of mantle cell lymphoma (“MCL”). Ibrutinib was the first BTK inhibitor approved for treatment of MCL as well as for the treatment of chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies. Ibrutinib is the market leader in CLL, marketed by Johnson and Johnson and AbbVie, with approximately $5 billion in net revenues in 2018.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study will proceed to define a recommended Phase 2 dose and/or a maximum tolerated dose. In July 2019, we completed the safety evaluation period for the 200 mg cohort. Vecabrutinib has a favorable safety profile with no drug-related serious adverse events reported to date, and the 300 mg cohort of the trial is now open. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in CLL patients, including those with and without BTK C481 mutations.

We are developing SNS-510, a PDK1 inhibitor licensed from Takeda Oncology, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. We acquired from Takeda global commercial rights to several potential first-in class, preclinical inhibitors of the novel target PDK1, including SNS-510. We are currently conducting preclinical pharmacology studies, manufacturing, and formulation activities for SNS-510.

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

Recent Financial History

Underwritten Offerings

In July 2019, we completed underwritten public offerings of (i) 38,333,717 shares of our common stock at a price to the public of $0.60 for each share of common stock, including the full exercise of the underwriters’ option to purchase 5,000,050 additional shares of common stock to cover over-allotments, and (ii) 8,333 shares of our non-voting Series F Convertible Preferred Stock (“Series F Stock”) at a price to the public of $600.00 for each share of Series F Stock. Gross proceeds from the sale were approximately $28.0 million and net proceeds were approximately $25.9 million. Each share of non-voting Series F Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock, or Series E Stock, at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the six months ended June 30, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of June 30, 2019.

Debt Refinancing

In April 2019, we entered into a term loan agreement with Silicon Valley Bank, the SVB Loan Agreement, pursuant to which we borrowed $5.5 million and used the proceeds of the SVB Loan Agreement plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our existing loan agreement, or the Loan Agreement and Amendments, with Western Alliance Bank and Solar Capital Ltd and Western Alliance, as Collateral Agent.

The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, we are required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 4% of the original principal amount of the borrowings, or Final Payment Fee.  Additionally, we may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank, or SVB.  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and six months ended June 30, 2019, 0.4 million shares of common stock were sold under the Controlled Equity OfferingSM sales agreement, as amended, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent and/or principal. The shares were sold at an average price of approximately $1.19 per share for gross and net proceeds of $0.5 million, after deducting Cantor’s commission. As of June 30, 2019, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the six months ended June 30, 2019, no shares were issued under the Common Stock Purchase Agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire. Aspire’s remaining purchase commitment was $10.9 million as of June 30, 2019.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $17.7 million and an accumulated deficit of $671.6 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional future investment.

We expect our cash and cash equivalents, restricted cash, and marketable securities of $17.7 million as of June 30, 2019, plus the approximately $25.9 million net proceeds from the public offering in July 2019, are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended June 30, 2019, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended June 30, 2019, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended June 30, 2019, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the change in accounting policy noted below, there have been no significant changes during the three and six months ended June 30, 2019 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, we record rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. We expense any additional payments under its operating leases for taxes, insurance, or other operating expenses as incurred.

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

Operating Expenses

Research and Development expense. Research and development expense consists primarily of clinical trial costs, which include payments for: work performed by our contract research organizations, clinical trial sites, and labs and other clinical service providers; drug packaging, storage, and distribution; drug manufacturing, which includes producing drug substance and drug product and stability and other testing; personnel, including non-cash stock-based compensation; other outside services and consulting; and license agreements. We expense all research and development costs as they are incurred.

We are currently focused on the development of vecabrutinib for the treatment of B-cell malignancies. We are also developing our other product candidate, SNS-510, for the treatment of solid tumor and hematologic malignancies. Research and development costs typically increase as product development candidates move from early stage to later stage, larger clinical trials.  As a result, our research and development costs may increase in the future. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the development of our product candidates in the future.

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

Results of Operations

Revenue

Total revenue was nil for the three and six months ended June 30, 2019, and nil and $0.2 million for the same periods in 2018. The decrease in revenue for the comparable six months periods was primarily due to an event-based payment received in 2018 related to a license agreement for certain of our proprietary technology.

Research and Development Expense

Research and development expense was $3.7 million and $6.9 million for the three and six months ended June 30, 2019, respectively, as compared to $3.8 million and $7.7 million for the same periods in 2018. The decrease of $0.1 million between the comparable three months periods was primarily due a $0.2 million decrease in salary and personnel expenses due to lower headcount, offset by a $0.1 million increase in professional services related to the preparation for the Phase 2 portion of our ongoing clinical trial for vecabrutinib. The decrease of $0.8 million in the comparable six months period was primarily due to a $0.6 million decrease in salary and personnel expenses due to lower headcount and a $0.3 million decrease in professional services related to higher expenses incurred in the first half of 2018 for the start-up costs of the Phase 1b/2 trial for vecabrutinib, offset by a $0.1 million increase in clinical expenses related to the preparation for the Phase 2 portion of our ongoing clinical trial for vecabrutinib.

General and Administrative Expense

General and administrative expense was $2.5 million and $5.0 million for the three and six months ended June 30, 2019, respectively, as compared to $2.8 million and $6.2 million for the same periods in 2018. The decrease of $0.3 million between the comparable three months periods was primarily due to a $0.3 million decrease in salary and personnel expenses due to lower headcount and stock-based compensation, and a $0.2 million decrease in professional services expenses due to higher legal expense incurred in second quarter of 2018 related to the Aspire agreement. The decreases in the comparable three months periods were offset by a $0.1 increase in director and officer insurance premiums and market research expenses. The decrease of $1.2 million between the comparable six months periods was primarily due to a $1.0 million decrease in salary and personnel expenses due to lower headcount and stock-based compensation and a $0.6 million decrease in professional services expenses due to lower legal and vosaroxin patent expenses. The decreases in the comparable six months periods were offset by $0.2 increase in director and officer insurance premiums and market research expenses.

Interest Expense

Interest expense was $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively, as compared to $0.3 million and $0.6 million for the same periods in 2018. The decreases in interest expenses from both periods resulted from the lower interest rate paid on a lower principal amount under the SVB Loan Agreement.

Other Income, Net

Other income, net, was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, as compared to nil and $0.1 million for the same periods in 2018. The other income, net, was primarily comprised of interest income from our money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of June 30, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $17.7 million and an accumulated deficit of $671.6 million, compared to cash and cash equivalents of $13.7 million and an accumulated deficit of $659.5 million as of December 31, 2018. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment.

We expect our cash and cash equivalents, restricted cash, and marketable securities of $17.7 million as of June 30, 2019, plus the approximately $25.9 million net proceeds from the public offering in July 2019, are not sufficient to support our operations for a period of twelve months beyond the date the condensed consolidated financial statements for the quarter ended June 30, 2019, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

During the three and six months ended June 30, 2019, 0.4 million shares of common stock were sold under the Sales Agreement with Cantor for gross and net proceeds of $0.5 million, after deducting Cantor’s commission. As of June 30, 2019, $43.1 million of common stock remains available to be sold under the Sales Agreement with Cantor, subject to certain conditions as specified in the Sales Agreement. As of June 30, 2019, the remaining purchase commitment for Aspire under the CSPA was $10.9 million.

In July 2019, we completed underwritten public offerings of (i) 38,333,717 shares of our common stock at a price to the public of $0.60 for each share of common stock, and (ii) 8,333 shares of our non-voting Series F Convertible Preferred Stock (“Series F Stock”) at a price to the public of $600.00 for each share of Series F Stock. Gross proceeds from the sale were approximately $28.0 million and net proceeds were approximately $25.9 million. Each share of non-voting Series F Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock, or Series E Stock, at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the six months ended June 30, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of June 30, 2019.

Our cash and cash equivalents, restricted cash, and marketable securities totaled $17.7 million as of June 30, 2019, as compared to $13.7 million as of December 31, 2018. The increase of $4.0 million was primarily due to $19.0 million net proceeds from issuance common and preferred stock, and $5.5 million proceeds from SVB Loan Agreement, offset by $13.0 million net cash used in operating activities and $7.5 million principal payment on the Loan Agreement and Amendments.

In April 2019, we entered into a term loan agreement with Silicon Valley Bank, or SVB Loan Agreement, pursuant to which we borrowed $5.5 million and used the proceeds of the SVB Loan Agreement plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our Loan Agreement and Amendments.

The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, we are required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 4% of the original principal amount of the borrowings, or Final Payment Fee. Additionally, we may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank, or SVB. Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

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

Cash Flows

Net cash used in operating activities was $13.0 million for the six months ended June 30, 2019, as compared to $12.4 million for the same period in 2018. Net cash used in the six months ended June 30, 2019, resulted primarily from the net loss of $12.1 million, partially offset by adjustments for non-cash items of $0.9 million and changes in operating assets and liabilities of $1.8 million. Net cash used in the six months ended June 30, 2018, resulted primarily from the net loss of $14.1 million, partially offset by adjustments for non-cash items of $1.6 million and changes in operating assets and liabilities of $0.1 million.

Net cash used in investing activities was $2.4 million for the six months ended June 30, 2019, as compared to net cash provided by investing activities of $1.4 million for the same period in 2018. Net cash used in investing activities in 2019 consists of purchase of marketable securities and net cash provided in 2018 consisted of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $17.0 million for the six months ended June 30, 2019, as compared to $1.1 million for the same period in 2018. Net cash provided in 2019 resulted primarily from $19.0 million net proceeds from issuance of common and preferred stock, and $5.5 million proceeds from the SVB Loan Agreement, offset by $7.5 million principal payment on the Loan Agreement and Amendments. Net cash provided in the 2018 period resulted primarily from issuances of common stock of $0.9 million and net proceeds of $0.3 million from the exercise of stock options and ESPP purchases.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $17.7 million and cash used in operating activities of $13.0 million for the six months ended June 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to vecabrutinib, SNS-510, or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all. If we are unable to raise substantial additional funding on acceptable terms, or at all, we will be forced to delay or reduce the scope of our vecabrutinib, SNS-510, or other development programs.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017 were $12.1 million, $26.6 million and $35.5 million, respectively. As of June 30, 2019, we had an accumulated deficit of $671.6 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We have incurred significant losses and negative cash flows from operations since our inception, and as of June 30, 2019, had cash and cash equivalents, restricted cash, and marketable securities totaling $17.7 million and an accumulated deficit of $671.6 million. We expect our cash and cash equivalents, restricted cash, and marketable securities of $17.7 million as of June 30, 2019, plus the approximately $25.9 million net proceeds from the public offering in July 2019, are not sufficient to support our operations for a period of twelve months from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

We rely on a limited number of third parties to supply us with our Active Pharmaceutical Ingredient (“API”) and Finished Drug Product (“FDP”). If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of vecabrutinib, SNS-510 and future products, if any, could be halted or significantly delayed.

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

If our competitors develop and market products that are more effective, safer or less expensive than vecabrutinib, SNS-510, or other product candidates, our commercial opportunities will be negatively impacted.

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

In the six months ended June 30, 2019, our common stock traded as low as $0.37 and as high as $1.77. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.*

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on July 9, 2019. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until January 6, 2020, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

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

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.*

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), or any similar arrangements into which we may enter. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.3	4/3/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.5	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.4	11/2/2009

3.6	Certificate of Amendment of the Certificate of Designation of the Series A Preferred Stock of the Registrant	8-K	000-51531	3.5	1/21/2010

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.8	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	12/16/2015

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.10	Certificate of Designation of the Series C Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/19/2016

3.11	Certificate of Designation of the Series D Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/26/2017

3.12	Certificate of Designation of the Series E Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	1/22/2019

3.13	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

3.14	Certificate of Designation of the Series F Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	7/12/2019

10.1	Term Loan Agreement, dated April 26, 2019, by and between Sunesis Pharmaceuticals, Inc. and Silicon Valley Bank	8-K	000-51531	10.1	4/29/2019

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 7, 2019	/s/ William P. Quinn
William P. Quinn
Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Duly Authorized Officer and Principal Financial Officer)