Form 10-Q
period 2019-09-30
SUNESIS PHARMACEUTICALS INC
filed 2019-11-12
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had approximately 111,320,000 shares of common stock, $0.0001 par value per share, outstanding as of November 5, 2019.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,733	$13,696
Restricted cash	5,500	—
Marketable securities	13,080	—
Prepaids and other current assets	2,236	1,504
Total current assets	40,549	15,200
Property and equipment, net	5	11
Operating lease right-of-use asset	954	—
Other assets	102	113
Total assets	$41,610	$15,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$770	$1,393
Accrued clinical expense	544	500
Accrued compensation	1,177	943
Other accrued liabilities	398	1,091
Notes payable	5,460	7,396
Operating lease liability - current	545	—
Total current liabilities	8,894	11,323
Other liabilities	13	8
Operating lease liability - long term	409	—
Total liabilities	9,316	11,331
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	11,763	20,998
Common stock	11	4
Additional paid-in capital	698,032	642,460
Accumulated deficit	(677,512)	(659,469)
Total stockholders’ equity	32,294	3,993
Total liabilities and stockholders’ equity	$41,610	$15,324

(1)

The condensed consolidated balance sheet as of December 31, 2018, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$—	$—	$237
Total revenues	—	—	—	237
Operating expenses:
Research and development	3,534	3,587	10,465	11,314
General and administrative	2,507	2,690	7,469	8,873
Total operating expenses	6,041	6,277	17,934	20,187
Loss from operations	(6,041)	(6,277)	(17,934)	(19,950)
Interest expense	(71)	(291)	(443)	(859)
Other income, net	170	63	334	191
Net loss	(5,942)	(6,505)	(18,043)	(20,618)
Unrealized gain on available-for-sale securities	—	1	—	7
Comprehensive loss	$(5,942)	$(6,504)	$(18,043)	$(20,611)
Basic and diluted loss per common share:
Net loss	$(5,942)	$(6,505)	$(18,043)	$(20,618)
Shares used in computing net loss per common share	105,070	36,095	78,969	34,956
Net loss per common share	$(0.06)	$(0.18)	$(0.23)	$(0.59)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities
Net loss	$(18,043)	$(20,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,276	2,185
Depreciation and amortization	6	6
Amortization of debt discount and debt issuance costs	112	144
Changes in operating assets and liabilities:
Prepaids and other assets	(721)	1,154
Accounts payable	(623)	(420)
Accrued clinical expense	44	(123)
Accrued compensation	234	(254)
Other accrued liabilities	(722)	28
Net cash used in operating activities	(18,437)	(17,898)
Cash flows from investing activities
Purchases of marketable securities	(13,080)	—
Proceeds from maturities of marketable securities	—	4,780
Net cash (used in) provided by investing activities	(13,080)	4,780
Cash flows from financing activities
Proceeds from notes payable, net of issuance cost	5,453	—
Principal payments on notes payable	(7,500)	—
Proceeds from issuance of convertible preferred stock offering, net	12,533
Proceeds from issuance of common stock, net	32,068	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	464	6,040
Proceeds from exercise of stock options and stock purchase rights	36	263
Net cash provided by financing activities	43,054	6,303
Net increase (decrease) in cash, cash equivalents and restricted cash	11,537	(6,815)
Cash, cash equivalents and restricted cash at beginning of period	13,696	26,977
Cash, cash equivalents and restricted cash at end of period	$25,233	$20,162
Supplemental disclosure of non-cash activities
Commitment shares issued as cost of equity financing	$—	$448
Conversion of preferred stock to common stock	$21,762	$—
Legal expenses accrued as cost of equity financing	$33	$125

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Total stockholders' equity, beginning balances	$11,739	$9,975	$3,993	$21,544
Convertible preferred stock:
Beginning balances	7,113	20,966	20,998	20,966
Issuance of preferred stock in underwritten offering, net of issuance costs	4,650	—	12,527	—
Conversion of preferred stock to common stock	—	—	(21,762)	—
Ending balances	11,763	20,966	11,763	20,966
Common stock:
Beginning balances	7	4	4	3
Issuance of common stock in underwritten offering, net of issuance costs	4	—	6	—
Conversion of preferred stock to common stock	—	—	1	—
Issuance of common stock through controlled equity offering facilities, net of issuance cost	—	—	—	1
Ending balances	11	4	11	4
Additional paid-in capital
Beginning balances	676,189	635,973	642,460	633,436
Issuance of common stock in underwritten offering, net of issuance costs	21,378	—	32,035	—
Conversion of preferred stock to common stock	—	—	21,761	—
Issuance of common stock through controlled equity offering facilities, net of issuance cost	—	5,188	464	5,914
Issuance of common stock pursuant to stock option exercises	—	—	—	164
Issuance of common stock from vesting of restricted stock awards, net of shares withheld for taxes	—	—	54	83
Issuance of common stock pursuant to employee stock purchase plan	—	—	36	99
Stock-based compensation expenses	465	637	1,222	2,102
Ending balances	698,032	641,798	698,032	641,798
Accumulated other comprehensive loss
Beginning balances	—	(1)	—	(7)
Unrealized gain on available-for-sale securities	—	1	—	7
Ending balances	—	—	—	—
Accumulated deficit
Beginning balances	(671,570)	(646,967)	(659,469)	(632,854)
Net loss	(5,942)	(6,505)	(18,043)	(20,618)
Ending balances	(677,512)	(653,472)	(677,512)	(653,472)
Total stockholders' equity, ending balances	$32,294	$9,296	$32,294	$9,296

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company’s lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481-mutated BTK, the most common mutation associated with resistance to the covalent BTK inhibitor ibrutinib. This C481 mutation has also been seen in patients who developed resistance to acalabrutinib, another covalent BTK inhibitor that is completing Phase 3 clinical trials in chronic lymphocytic leukemia (“CLL”) and was recently approved for treatment of mantle cell lymphoma (“MCL”). Ibrutinib was the first BTK inhibitor approved for the treatment of CLL, MCL and other B-cell malignancies.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study will define a recommended Phase 2 dose and/or a maximum tolerated dose. The Company has completed the safety evaluation period for the 300 mg cohort and the sixth cohort, testing 400 mg twice daily, is now open.

The Company is developing SNS-510, a PDK1 inhibitor that it in-licensed from Takeda Oncology, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. In October 2019 the Company presented positive results assessing SNS-510 in multiple preclinical pharmacology studies.

Takeda is the Company’s licensee for TAK-580, an oral pan-RAF inhibitor, which is under investigation for pediatric low-grade glioma.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2019, the Company had cash and cash equivalents, restricted cash, and marketable securities totaling $38.3 million and an accumulated deficit of $677.5 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its BTK inhibitor, vecabrutinib. The Company has prioritized development funding on its kinase inhibitor portfolio with a focus on vecabrutinib. The Company has two product candidates that are in the early stages of development and will require significant additional future investment.

The Company’s cash and cash equivalents, restricted cash, and marketable securities are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the SVB Loan Agreement (as defined in Note 6) have been classified as a current liability as of September 30, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default (as defined in Note 6), SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company has not been notified of an event of default by SVB as of the date of the filing of this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). ASC 842 is aimed at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASC 842 is effective for Sunesis’ interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and issued ASU 2019-01, Leases (Topic 842): Codification Improvements in March 2019. These pronouncements have the same effective date as the new leases standard and provide additional guidance, clarification and practical expedients to reduce the cost and complexity of applying the new standard. The Company adopted the new guidance on January 1, 2019 using the modified retrospective method at the effective date.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company adopted the amendments during the quarter ended March 31, 2019, and as a result, disclosed in its condensed consolidated statements of stockholders’ equity the quarterly activity of each caption of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Various disclosure requirements have been removed, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements held at the end of the reporting period. The ASU also modified various disclosure requirements and added some disclosure requirements for Level 3 fair value measurements. The amendments in this ASU are effective for the Company on January 1, 2020. The additional disclosures on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect the adoption of this ASU will have a material impact on its financial statements.

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

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes thereto. Actual results could differ materially from these estimates. Estimates, assumptions and judgments made by management include those related to debt instruments, stock-based compensation, ROU assets, lease liabilities, and clinical trial accounting.

Cash Equivalents, Restricted Cash, and Marketable Securities

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents, which generally consist of money market funds, repurchase agreements, and corporate debt securities. Restricted cash consists of amounts pledged as collateral for term loan agreement as contractually required by the lender. Marketable securities consist of securities with original maturities of greater than three months, which may include U.S. and European government obligations and corporate debt securities.

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

Level 3 - unobservable inputs.

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of September 30, 2019 and December 31, 2018.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and nine months ended September 30,
	2019	2018
Warrants to purchase shares of common stock	218	5,218
Convertible preferred stock	19,714	6,331
Options to purchase shares of common stock	5,002	3,474
Outstanding securities not included in calculations	24,934	15,023

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which are comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

September 30, 2019	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$7,953	$—	$—	$7,953
U.S. Treasury securities	Level 1	1,587	—	—	1,587
Repurchase agreements	Level 2	5,000	—	—	5,000
U.S. corporate debt obligations	Level 2	5,338	—	—	5,338
U.S. commercial paper	Level 2	11,648	—	—	11,648
Total available-for-sale securities		31,526	—	—	31,526
Less amounts classified as cash equivalents		(18,446)	—	—	(18,446)
Amounts classified as marketable securities		$13,080	$—	$—	$13,080

December 31, 2018	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$10,845	$—	$—	$10,845
Total available-for-sale securities		10,845	—	—	10,845
Less amounts classified as cash equivalents		(10,845)	—	—	(10,845)
Amounts classified as marketable securities		$—	$—	$—	$—

There were no available-for-sale securities in an unrealized gain or loss position as of September 30, 2019 and December 31, 2018. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of September 30, 2019, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. There were no realized gains or losses on the available-for-sale securities during three and nine months ended September 30, 2019 and 2018.

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

With respect to the pan-Raf inhibitor program, TAK-580 (formerly MLN2480), the Company may in the future receive up to $57.5 million in pre-commercialization event-based payments related to the development by Takeda of the first two indications for each of the licensed products directed against the Raf target and royalty payments depending on related product sales. TAK-580 is currently being studied in a Phase 1b/2 clinical study for children with low-grade gliomas. As of September 30, 2019, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized.

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

The Company’s obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB (the “Collateral Account”). The Company is obligated to maintain sufficient cash in the Collateral Account at all times in an amount equal to or greater than the outstanding balance of the borrowings. The Company has classified the Collateral Account as restricted cash on its condensed consolidated balance sheets as of September 30, 2019.

The SVB Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company was in compliance with all applicable covenants set forth in the SVB Loan Agreement as of September 30, 2019. The principal payments due under the SVB Loan Agreement have been classified as a current liability at September 30, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

Aggregate future minimum payments due under the SVB Loan Agreement as of September 30, 2019 were as follows (in thousands):

Through December 31,	Total
2019	$45
2020	179
2021	2,888
2022	3,018
Total minimum payments	6,130
Less amount representing interest	(630)
Total notes payable as of September 30, 2019	5,500
Less unamortized debt discount and issuance costs	(40)
Less carrying amount of notes payable	(5,460)
Non-current portion of notes payable	$—

7. Stockholders’ Equity

Underwritten Offerings

In July 2019, the Company completed underwritten public offerings of (i) 38,333,717 shares of its common stock at a price to the public of $0.60 for each share of common stock, including the full exercise of the underwriters’ option to purchase 5,000,050 additional shares of common stock to cover over-allotments, and (ii) 8,333 shares of its non-voting Series F Convertible Preferred Stock (“Series F Stock”) at a price to the public of $600.00 for each share of Series F Stock. Gross proceeds from the sale were approximately $28.0 million and net proceeds were approximately $26.1 million. Each share of non-voting Series F Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

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

Preferred Stock Conversion

During the nine months ended September 30, 2019, the Company issued a total of 11,950,165 shares of its common stock upon conversion of 13,639 shares of its non-voting Series B Convertible Preferred Stock, 1,558 shares of its non-voting Series C Convertible Preferred Stock, 1,119 shares of its non-voting Series D Convertible Preferred Stock, and 7,000 shares of Series E Stock. No shares of non-voting Series B or Series C Convertible Preferred Stock remain outstanding after the conversion. 1,381 shares of non-voting Series D Convertible Preferred Stock, 10,000 shares of Series E Stock, and 8,333 shares of Series F Stock remain outstanding after the conversion.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and nine months ended September 30, 2019, no shares and 0.4 million shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal. The shares were sold at an average price of approximately $1.19 per share for gross and net proceeds of $0.5 million, after deducting Cantor’s commission. As of September 30, 2019, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the three and nine months ended September 30, 2019, no shares were issued under the Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”). Aspire’s remaining purchase commitment was $10.9 million as of September 30, 2019.

8. Stock-Based Compensation

Employee and non-employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$104	$152	$400	$446
General and administrative	200	203	614	644
Employee stock-based compensation expense	304	355	1,014	1,090
Non-employee stock-based compensation expense	161	282	262	1,095
Total stock-based compensation expense	$465	$637	$1,276	$2,185

9. Leases

The Company’s operating lease obligations as of September 30, 2019 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term for two additional years in its determination of the lease term as the exercise of the option was not reasonably certain when the lease was last amended in December 2017. The remaining lease term as of September 30, 2019 was 1.75 years.

The cash paid for operating lease liability was $0.4 million and the ROU asset obtained in exchange for new operating lease liability was $1.4 million, for the nine months ended September 30, 2019.

Maturity of lease liability is as follows (in thousands):

Through December 31,
2019	$143
2020	579
2021	294
Total rental payments	1,016
Less imputed interest	(62)
Present value of lease liability	$954

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.1 million for each of the three months ended September 30, 2019 and 2018. The Company recorded rent expense of $0.4 million for each of the nine months ended September 30, 2019 and 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019.

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

Overview

Sunesis is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. Our primary activities since incorporation have been conducting research and development internally and through collaborators, in-licensing and out-licensing pharmaceutical compounds and technology, conducting clinical trials, and raising capital.

Our lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481-mutated BTK, the most common mutation associated with resistance to the covalent BTK inhibitor ibrutinib. This C481 mutation has also been seen in patients who developed resistance to acalabrutinib, another covalent BTK inhibitor that is completing Phase 3 clinical trials in chronic lymphocytic leukemia (“CLL”) and was recently approved for treatment of mantle cell lymphoma (“MCL”). Ibrutinib was the first BTK inhibitor approved for the treatment of CLL, MCL and other B-cell malignancies. Ibrutinib is the market leader in CLL, marketed by Johnson & Johnson and AbbVie, with approximately $5 billion in net revenues in 2018.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Phase 1b portion of the study will define a recommended Phase 2 dose and/or a maximum tolerated dose. We completed the safety evaluation period for the 300 mg cohort and thus far vecabrutinib has a favorable safety profile. We have not seen any Grade 3 or higher drug-related adverse events in cohorts above 50mg. The sixth cohort, testing 400 mg twice daily, is now open. Upon identifying the Phase 2 dose, the Phase 2 portion will further explore clinical activity and safety in CLL patients, including those with and without BTK C481 mutations. We plan to open additional sites, including sites in Europe, when this study advances to Phase 2. Preparation for the Phase 2 is advanced, and we have secured FDA agreement on the protocol.

We are developing SNS-510, a PDK1 inhibitor that we licensed from Takeda Oncology, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. In October 2019 we presented positive results assessing SNS-510 in multiple preclinical pharmacology studies, including evaluation in the Eurofins Oncopanel™, a panel of 320 genomically profiled cancer cell lines from diverse tissue origins, and in vivo studies in FLT3-mutated and wild-type AML xenograft models. These studies indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510, supporting a potential role in combination with CDK4/6 inhibitors to address resistance and improve activity. SNS-510 also demonstrated potent, pathway-mediated antitumor activity in the AML models. These results were presented at the 2019 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. We are currently manufacturing, doing pharmacology work and preparing for Good Laboratory Practice (“GLP”) toxicology studies for SNS-510.

Takeda is our licensee for TAK-580, an oral pan-RAF inhibitor which is under investigation for pediatric low-grade glioma.

We are evaluating strategic alternatives for vosaroxin, a topoisomerase 2 inhibitor for which we conducted a Phase 3 trial in patients with relapsed or refractory acute myeloid leukemia that did not meet our primary endpoint of demonstrating a statistically significant improvement in overall survival.

Recent Financial History

Underwritten Offerings

In July 2019, we completed underwritten public offerings of (i) 38,333,717 shares of our common stock at a price to the public of $0.60 for each share of common stock, including the full exercise of the underwriters’ option to purchase 5,000,050 additional shares of common stock to cover over-allotments, and (ii) 8,333 shares of our non-voting Series F Convertible Preferred Stock (“Series F Stock”) at a price to the public of $600.00 for each share of Series F Stock. Gross proceeds from the sale were approximately $28.0 million and net proceeds were approximately $26.1 million. Each share of non-voting Series F Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock, or Series E Stock, at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the nine months ended September 30, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of September 30, 2019.

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

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and nine months ended September 30, 2019, no shares and 0.4 million shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent and/or principal. The shares were sold at an average price of approximately $1.19 per share for gross and net proceeds of $0.5 million, after deducting Cantor’s commission. As of September 30, 2019, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the nine months ended September 30, 2019, no shares were issued under the Common Stock Purchase Agreement, or CSPA, with Aspire Capital Fund, LLC, or Aspire. Aspire’s remaining purchase commitment was $10.9 million as of September 30, 2019.

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $38.3 million and an accumulated deficit of $677.5 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional future investment.

We expect our cash and cash equivalents and marketable securities of $32.8 million, which excludes restricted cash of $5.5 million, as of September 30, 2019 are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended September 30, 2019, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended September 30, 2019, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended September 30, 2019, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the change in accounting policy noted below, there have been no significant changes during the three and nine months ended September 30, 2019 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

We determine if an arrangement is or contains a lease at inception. In determining whether an arrangement is a lease, we consider whether (1) explicitly or implicitly identified assets have been deployed in the arrangement and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and direct how and for what purpose the asset is used during the term of the contract.

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

Revenues

We have not generated any revenue from the sale of commercial products. Over the past several years, we have generated revenue primarily through the Royalty Agreement with RPI (each as defined below), and the Biogen 2nd ARCA with Biogen, which was fully amortized to revenue over the related performance period. We cannot predict if our collaboration will continue development or whether we will receive any additional event-based payments or royalties from these agreements, as amended, in the foreseeable future, or at all.

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

Results of Operations

Revenue

Total revenue was nil for the three and nine months ended September 30, 2019, and nil and $0.2 million for the same periods in 2018. The decrease in revenue for the comparable nine months periods was primarily due to an event-based payment received in 2018 related to a license agreement for certain of our proprietary technology.

Research and Development Expense

Research and development expense was $3.5 million and $10.5 million for the three and nine months ended September 30, 2019, respectively, compared to $3.6 million and $11.3 million for the same periods in 2018. The decrease of $0.1 million between the comparable three months periods was primarily due to a $0.4 million decrease in salary and personnel expenses due to lower headcount and a $0.2 million decrease in clinical expense due to timing, partially offset by a $0.6 million increase in professional services related to the preparation for the Phase 2 portion of our ongoing clinical trial for vecabrutinib. The decrease of $0.8 million in the comparable nine months period was primarily due to a $0.9 million decrease in salary and personnel expenses due to lower headcount and a $0.1 million decrease in clinical expense due to timing, partially offset by $0.3 million increase in professional services related to the preparation for the Phase 2 portion of our ongoing clinical trial for vecabrutinib.

General and Administrative Expense

General and administrative expense was $2.5 million and $7.5 million for the three and nine months ended September 30, 2019, respectively, compared to $2.7 million and $8.9 million for the same periods in 2018. The decrease of $0.2 million between the comparable three months periods was primarily due to a $0.3 million decrease in professional services expenses due to lower legal and vosaroxin patent expenses, offset by a $0.1 increase in director and officer insurance premiums. The decrease of $1.4 million between the comparable nine months periods was primarily due to a $1.0 million decrease in salary and personnel expenses due to lower headcount and stock-based compensation and a $0.8 million decrease in professional services expenses due to lower legal and vosaroxin patent expenses. The decreases in the comparable nine months periods were partially offset by a $0.3 increase in director and officer insurance premiums.

Interest Expense

Interest expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, compared to $0.3 million and $0.9 million for the same periods in 2018. The decreases in interest expenses from both periods resulted from the lower interest rate paid on the lower principal amount under the SVB Loan Agreement.

Other Income, Net

Other income, net, was $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, compared to $0.1 million and $0.2 million for the same periods in 2018. The other income, net, was primarily comprised of interest income from our money market funds, and the increase of $0.1 million between the comparable nine months periods was primarily due to increase in marketable securities investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of September 30, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $38.3 million and an accumulated deficit of $677.5 million, compared to cash and cash equivalents of $13.7 million and an accumulated deficit of $659.5 million as of December 31, 2018. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment.

We expect our cash and cash equivalents and marketable securities of $32.8 million, which excludes restricted cash of $5.5 million, as of September 30, 2019 are not sufficient to support our operations for a period of twelve months beyond the date the condensed consolidated financial statements for the quarter ended September 30, 2019, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

During the three and nine months ended September 30, 2019, no shares and 0.4 million shares of common stock, respectively, were sold under the Sales Agreement with Cantor, for net proceeds of nil and $0.5 million, respectively, after deducting Cantor’s commission. As of September 30, 2019, $43.1 million of common stock remains available to be sold under the Sales Agreement with Cantor, subject to certain conditions as specified in the Sales Agreement. As of September 30, 2019, the remaining purchase commitment for Aspire under the CSPA was $10.9 million.

In July 2019, we completed underwritten public offerings of (i) 38,333,717 shares of our common stock at a price to the public of $0.60 for each share of common stock, and (ii) 8,333 shares of our non-voting Series F Convertible Preferred Stock (“Series F Stock”) at a price to the public of $600.00 for each share of Series F Stock. Gross proceeds from the sale were approximately $28.0 million and net proceeds were approximately $26.1 million. Each share of non-voting Series F Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock, or Series E Stock, at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.6 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of our common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable). During the nine months ended September 30, 2019, 7,000 shares of Series E Stock were converted into 7,000,000 shares of common stock with the remaining 10,000 shares of Series E Stock outstanding as of September 30, 2019.

Our cash and cash equivalents, restricted cash, and marketable securities totaled $38.3 million as of September 30, 2019, as compared to $13.7 million as of December 31, 2018. The increase of $24.6 million was primarily due to $45.1 million net proceeds from issuance common and preferred stock, and $5.5 million proceeds from SVB Loan Agreement, partially offset by $18.4 million net cash used in operating activities and $7.5 million principal payment on the Loan Agreement and Amendments.

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

Cash Flows

Net cash used in operating activities was $18.4 million for the nine months ended September 30, 2019, as compared to $17.9 million for the same period in 2018. Net cash used in the nine months ended September 30, 2019, resulted primarily from the net loss of $18.0 million and changes in operating assets and liabilities of $1.8 million, offset by adjustments for non-cash items of $1.4 million. Net cash used in the nine months ended September 30, 2018, resulted primarily from the net loss of $20.6 million, partially offset by adjustments for non-cash items of $2.3 million and changes in operating assets and liabilities of $0.4 million.

Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2019, as compared to net cash provided by investing activities of $4.8 million for the same period in 2018. Net cash used in investing activities in 2019 consists of purchase of marketable securities and net cash provided in 2018 consisted of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $43.1 million for the nine months ended September 30, 2019, as compared to $6.3 million for the same period in 2018. Net cash provided in 2019 resulted primarily from $45.1 million net proceeds from issuance of common and preferred stock, and $5.5 million proceeds from the SVB Loan Agreement, offset by $7.5 million principal payment on the Loan Agreement and Amendments. Net cash provided in the 2018 period resulted primarily from issuances of common stock of $6.0 million and net proceeds of $0.3 million from the exercise of stock options and ESPP purchases.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $38.3 million and cash used in operating activities of $18.4 million for the nine months ended September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017 were $18.0 million, $26.6 million and $35.5 million, respectively. As of September 30, 2019, we had an accumulated deficit of $677.5 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We have incurred significant losses and negative cash flows from operations since our inception, and as of September 30, 2019, had cash and cash equivalents, restricted cash, and marketable securities totaling $38.3 million and an accumulated deficit of $677.5 million. We expect our cash equivalents and marketable securities of $32.8 million, which excludes restricted cash of $5.5 million, as of September 30, 2019 are not sufficient to support our operations for a period of twelve months from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Our product candidates may experience toxicities that lead to a maximum tolerated dose that is not effective, or they may fail to demonstrate efficacy at the doses tested.  If this were the case for vecabrutinib, for example, such a result would delay or prevent further development, which would severely and adversely affect our financial results, business and business prospects.

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

If our competitors develop and market products that are more effective, safer or more popular than vecabrutinib, SNS-510, or other product candidates, our commercial opportunities will be negatively impacted.

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

A loss of key personnel or difficulty in hiring employees to fill key roles could slow or prevent our ability to develop and commercialize our products. For example, we are currently operating with an interim Chief Executive Officer. If we have difficulty hiring a Chief Executive Officer it may adversely impact our future prospects.

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

In the nine months ended September 30, 2019, our common stock traded as low as $0.37 and as high as $1.77. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 12, 2019	/s/ William P. Quinn
William P. Quinn
Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Duly Authorized Officer and Principal Financial Officer)