Form 10-K
period 2019-12-31
SUNESIS PHARMACEUTICALS INC
filed 2020-03-10
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51531

SUNESIS PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3295878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

395 Oyster Point Boulevard, Suite 400

South San Francisco, California 94080

(Address of principal executive offices, including zip code)

(650) 266-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	SNSS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2019, as reported by The Nasdaq Stock Market, was approximately $46,416,000. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of March 4, 2020, was approximately 111,393,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Stockholders of Sunesis Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2019.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our expectations for gaining marketing approval in the United States, including the continued development and commercialization of vecabrutinib (formerly SNS-062), SNS-510, and other product candidates, the timing of our Phase 1b/2 trial of vecabrutinib, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, including those related to TAK 580 and vosaroxin, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements , and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “could,” “estimates,” “expects,” “intend,” “look forward,” “may,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

Our lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. Ibrutinib was the first BTK inhibitor approved for the treatment of chronic lymphocytic leukemia (“CLL”), mantle cell lymphoma (“MCL”), and other B-cell malignancies. Ibrutinib is the market leader in CLL, marketed by Johnson & Johnson and AbbVie Inc. (“AbbVie”), with approximately $5 billion in net revenues in 2018. The C481 mutation has been seen in patients who developed resistance to ibrutinib and to acalabrutinib, another covalent BTK inhibitor that is approved for treatment of CLL and MCL.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. We completed the safety evaluation period for the 400 mg cohort and thus far vecabrutinib has a favorable safety profile. We have not seen any Grade 3 or higher drug-related adverse events in cohorts above 50mg. The seventh cohort, testing 500 mg twice daily, is now open. We have prepared a Phase 2 portion to further explore clinical activity and safety in CLL patients, including those with and without BTK C481 mutations. We will start the Phase 2 only after seeing a sufficient efficacy signal in the ongoing Phase 1b.  Vecabrutinib was developed as a result of a collaboration agreement with Biogen MA Inc. (“Biogen”), and we must pay a royalty on sales of vecabrutinib when and if approved and commercialized.

We are developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. In October 2019, at the 2019 AACR -NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented the results of studies characterizing SNS-510 in multiple preclinical pharmacology models, including evaluation in the Eurofins Oncopanel™, a panel of 320 genomically profiled cancer cell lines from diverse tissue origins, and in vivo studies in FLT3-mutated and wild-type AML xenograft models. These studies indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510, supporting a potential role in combination with CDK4/6 inhibitors to address resistance and improve activity. SNS-510 also demonstrated potent, pathway-mediated antitumor activity in the AML models. We are conducting an Investigational New Drug (“IND”)-enabling program for SNS-510 and plan to file an IND by the end of 2020.

In December 2019, we consented to Takeda Oncology’s assignment of TAK-580 to DOT Therapeutics-1, Inc. (“DOT-1”), and we entered into a license agreement with DOT-1 (the “DOT-1 License Agreement) to grant DOT-1 a worldwide, exclusive license of TAK-580. Pursuant to this agreement, we received a $2.0 million upfront payment from DOT-1. The agreement also includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580, when and if approved and commercialized.

In December 2019, we entered into an agreement to license vosaroxin to Denovo Biopharma, LLC (“Denovo”), pursuant to which Sunesis received a $200,000 upfront payment and is eligible to receive up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized (the “Denovo License Agreement”).

Our Strategy

We plan to continue to build Sunesis into a leading biopharmaceutical company focused on the development and commercialization of new targeted oncology therapeutics by:

•	exploring the safety and efficacy of vecabrutinib as a potential treatment for B-cell malignancies, including for CLL patients who have relapsed following treatment with a covalent BTK inhibitor;
•	completing IND-enabling activities and filing an IND for SNS-510 in 2020; and
•	continuing to expand and refine our oncology-focused pipeline through further licensing or collaboration arrangements.

Development Pipeline

The following chart summarizes our development pipeline and partnered programs:

Vecabrutinib (SNS-062)

Vecabrutinib is a selective, reversible, non-covalent BTK inhibitor. BTK mediates signaling through the B-cell receptor, and is critical for adhesion, migration, proliferation, and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with the covalent BTK inhibitors Imbruvica® (ibrutinib), Calquence® (acalabrutinib), and Brukinsa™ (zanabrutinib) approved for relapsed/refractory mantle cell lymphoma. Ibrutinib and acalabrutinib are also approved for CLL, and ibrutinib is also approved for Waldenström’s macroglobulinemia, chronic graft versus host disease (“cGVHD"), and marginal zone lymphoma.  Covalent BTK inhibitors, including ibrutinib, acalabrutinib, and zanabrutinib, form an irreversible bond with cysteine residue 481 (C481) in the BTK kinase domain.  This cysteine may mutate to a serine (“C481S”) or another amino acid and this is associated with disease progression and resistance to further treatment with covalent BTK inhibitors. Resistance to covalent BTK inhibitors is a growing problem, with a seminal 2017 paper in the Journal of Clinical Oncology by Woyach et al finding nearly 30% of Ibrutinib-treated patients had developed resistance by year 5. Additional studies by the European Research Initiative on CLL and the French Innovative Leukemia Organization Group have also identified the BTK C481S mutation in more than half of ibrutinib-relapsed patients. Collectively these studies provide further evidence of resistance to covalent BTK inhibitors as a significant and growing problem. Vecabrutinib has shown potent inhibitory activity in vitro against both wild type and C481S-mutated BTK and may provide a potential solution to resistance to covalent BTK inhibitors.

In addition to vecabrutinib’s non-covalent inhibition of BTK, vecabrutinib inhibits interleukin-2 inducible kinase (“ITK”). Inhibition of ITK may improve anti-tumor T-cell activity, and inhibition of both BTK and ITK contributes to ibrutinib’s activity in cGVHD and also the potential improvement in response when combined with chimeric antigen receptor T (“CAR-T”) cell therapies. Notably, vecabrutinib does not inhibit epidermal growth factor receptor, a kinase target associated with skin and gastrointestinal toxicities. Vecabrutinib’s distinct kinase selectivity profile and favorable pharmacokinetics indicate the potential for vecabrutinib to become a differentiated treatment for B-cell malignancies.

We are studying vecabrutinib in a Phase 1b/2 trial in adults with B-cell malignancies, including relapsed/refractory CLL. The study is now open at 11 leading clinical sites. Preliminary safety, clinical activity, pharmacokinetics, and pharmacodynamics from vecabrutinib’s Phase 1b/2 study were presented at ASH 2019. Vecabrutinib showed sustained exposure over the dosing interval with both exposure and median steady-state minimum blood plasma concentration (Cmin) increasing with dose. Vecabrutinib’s pharmacodynamic effects (reductions in chemokines CCL3 and CCL4) increased with dose in CLL patients and indicate increased impact on BTK signaling as dose is escalated. Three out of the five patients treated at the 300 mg dose level experience stable disease, including one patient with a 40% reduction in tumor size. The most common treatment emergent adverse events (“TEAEs”) included anemia, headache, and night sweats. Headache and nausea were the two most common drug-related TEAEs. The preliminary safety profile of vecabrutinib is acceptable and dose escalation in the study is continuing, with patients now being treated in the 300, 400, and 500 mg cohorts.

SNS-510

SNS-510 is a selective inhibitor of 3-phosphoinositide-dependent kinase 1 (“PDK1”) that was discovered under a research collaboration agreement between Biogen and Sunesis and in-licensed from Takeda Oncology in 2014, as described below. PDK1 is a master kinase that mediates PI3K/AKT(PKB) signaling through its plekstrin homology (PH) domain, and also regulates other pathways independent of phosphoinositide (“PI”) through its PDK1-interacting fragment (“PIF”) pocket. The PI-independent kinases modulated by PDK1 include SGK, PKC, IKK and RSK (S6K) that are critical for growth factor signal transduction.  These pathways are involved in cell growth, differentiation, survival and migration and are frequently dysregulated in cancers.

SNS-510 is a potent inhibitor of both active and inactive conformations of PDK1 and binds deep in the adaptive pocket, affecting both PH-domain and PIF-pocket interactions. As a result, SNS-510 blocks both PI-dependent and PI-independent pathways. These activities were demonstrated in vitro and in vivo in preclinical models of hematologic and solid tumor cancers. SNS-510 was recently profiled in Eurofins’ Oncopanel® of 320 genomically profiled cancer cell lines derived from 19 different tissues. SNS-510 showed strong and consistent anti-proliferative activity in the majority of cell lines from diverse tissue origins. Univariate analysis comparing drug response data and genomics data for the OncoPanel cell lines revealed that the presence of mutations or deletions in the Cyclin Dependent Kinase Inhibitor 2A (“CDKN2A”) gene was the genomic feature most significantly associated with sensitivity to SNS-510. CDKN2A aberrations are common in human cancer, and the gene encodes tumor suppressor proteins that regulate TP53 and RB1 pathways. One key gene product is p16/INK4, which regulates cyclin-dependent kinase 4 (“CDK4”). In a 2017 Cancer Research article, Jansen et al. reported that PDK1 is overexpressed in acquired resistance to CDK4/CDK6 inhibitors and that combination of a PDK1 inhibitor with ribociclib, a CDK4/6 inhibitor, can ameliorate this resistance in preclinical models. CDKN2A alterations may prove to be useful biomarkers for sensitivity to SNS-510 supporting investigation of a number of potential indications and combinations.

Several PI3K inhibitors are approved in hematologic malignancies and one is approved for PI3KCA-mutated breast cancers; AKT inhibitors are also in late stage development with promising results in combination with other agents in breast cancer. These successes highlight the important role inhibition of the PI3K/AKT signaling axis can play in the treatment of cancer. Inhibition of PDK1 by inhibitors, such as SNS-510, that block both PI-dependent and PI-independent signaling may be more effective anticancer agents than inhibitors that target only PI3K/AKT. No PDK1 inhibitor has reached advanced development or approval to date. SNS-510 is a first-in-class therapeutic with the potential for broad spectrum single agent and combination activity in both solid tumor and hematologic malignancies. We are moving SNS-510 through an IND-enabling program with the goal of filing an IND towards the end of 2020.

TAK-580 (formerly MLN2480)

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

TAK-580 had its origins in a collaboration agreement between Sunesis and Biogen. In March 2011, Biogen’s rights to this program were exclusively assigned to Takeda Oncology. In December 2019, we consented to Takeda Oncology’s assignment of TAK-580 to DOT-1, a venture capital-funded biopharmaceutical company. We entered into a concurrent DOT-1 License Agreement to grant DOT-1 a worldwide, exclusive license of TAK-580. Pursuant to the DOT-1 License Agreement, we received a $2.0 million upfront payment from DOT-1. The DOT-1 License Agreement also includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580, when and if approved and commercialized.

Vosaroxin

Vosaroxin is an anti-cancer quinolone derivative that intercalates DNA and inhibits topoisomerase II, an enzyme critical for cell replication, resulting in replication-dependent, site-selective DNA damage, G2 arrest and apoptosis. In December 2019, Sumitomo assigned its worldwide rights to vosaroxin to Sunesis (the “Sumitomo Assignment”). Also in December 2019, we entered into an agreement to license vosaroxin to Denovo, pursuant to which we received a $200,000 upfront payment and are eligible to receive up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized.

License, Collaboration and Royalty Agreements

Vecabrutinib and SNS-510 Licensing and Collaboration Agreements

Overview

In August 2004, we entered into the original collaboration agreement with Biogen (the “Biogen OCA”) to discover, develop and commercialize small molecule inhibitors of the human protein Raf kinase, including family members Raf-1, A-Raf, B-Raf and C-Raf, (collectively “Raf”), and up to five additional targets that play a role in oncology and immunology indications such as BTK and PDK1.

In June 2008, the parties agreed to terminate the research term and related funding. In March 2011, as part of a series of agreements among Sunesis, Biogen and Takeda Oncology, we entered into: (a) an amended and restated collaboration agreement with Biogen (the “Biogen 1st ARCA”); (b) a license agreement with Takeda Oncology (the “Takeda Agreement”); and (c) a termination and transition agreement among Sunesis, Biogen and Takeda Oncology (the “Termination and Transition Agreement”).

The Termination and Transition Agreement provided for the termination of Biogen’s exclusive rights under the Biogen OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein BTK and the permitted assignment to Takeda Oncology of all related Biogen collaboration assets and rights to Raf kinase and the human protein PDK1.

Biogen

In December 2013, we entered into a second amended and restated collaboration agreement with Biogen, which amended and restated the Biogen 1st ARCA, to provide us with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. During the third quarter of 2017, we made a milestone payment of $2.5 million to Biogen upon the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitors, and including patients with BTK C481 mutations. We may also be required to make royalty payments on product sales of vecabrutinib.

Takeda Oncology

Under the Takeda Agreement, we granted exclusive licenses to products against two oncology, Raf and PDK1, under substantially the same terms as under the Biogen OCA.

In January 2014, we entered into an amended and restated license agreement with Takeda Oncology (the “Amended Takeda Agreement”), to provide us with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In December 2019, we partitioned the Amended Takeda Agreement into two separate agreements: (i) an amended and restated license agreement for PDK (the “PDK Agreement”), and (ii) an amended and restated license agreement for RAF (the “Millennium RAF Agreement”). Pursuant to the PDK Agreement, we may in the future be required to make up to $9.2 million in pre-commercialization milestone payments depending on our development of PDK1 inhibitors and royalty payments depending on related product sales.

TAK-580 License Agreements

In December 2019, we consented to Takeda Oncology’s assignment of the Millennium RAF Agreement to DOT-1, a venture capital-funded biopharmaceutical company. Concurrent with this assignment, we entered into the DOT-1 License Agreement to grant DOT-1 a worldwide, exclusive license of TAK-580. Pursuant to the DOT-1 License Agreement, we received a $2.0 million upfront payment from DOT-1. The agreement includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580, when and if approved and commercialized.

Vosaroxin License Agreements

To facilitate the outlicensing of vosaroxin to Denovo, in December 2019 we entered the Sumitomo Assignment, providing for Sumitomo to assign to Sunesis certain data, information, know-how, and patents relating to vosaroxin and related compounds. Sunesis made a one-time payment to Sumitomo in the amount of $150,000 in connection with the assignment. In December 2019, we also entered into the Denovo Agreement to license vosaroxin intellectual property to Denovo, pursuant to which Sunesis received a $200,000 upfront payment and is eligible to receive up to $57.0 million in regulatory and commercial milestones and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized.

Manufacturing

We rely on, and we expect to continue to rely on, a limited number of third-party contract manufacturers for the production of clinical and commercial quantities of all of our active pharmaceutical ingredient (“API”), including vecabrutinib and SNS-510 and the finished drug product (“FDP”) incorporating the APIs. Vecabrutinib API and FDP are manufactured under master services agreements. SNS-510 API and FDP are manufactured under research and development agreements.

We currently rely on one contract manufacturer for vecabrutinib API and two for FDP. Three lots of API and FDP have been manufactured at a clinical scale. Scale-up to commercial scale has not been done. The cost to manufacture vecabrutinib at large scale is being determined.

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

With respect to vecabrutinib, we are aware of a number of companies that are or may be pursuing different product candidates that inhibit C481S-mutated BTK, including Aptose Biosciences Inc., Merck & Co., Inc. through their acquisition of ArQule, Inc., and Eli Lilly and Company through their acquisition of Loxo Oncology, Inc. Moreover, other approved drugs that may compete to treat covalent BTK inhibitor-resistant patients, including patients with C481S-mutated BTK include: AbbVie’s Bcl-2 inhibitor venetoclax, Gilead Sciences, Inc. (“Gilead”)’s idelalisib PI3K inhibitor, TG Therapeutics, Inc.’s umbralisib PI3K inhibitor, Verastem’s duvelisib PI3K inhibitor, and CAR-T cell therapies such as Novartis tisagenlecleucel and Gilead’s axicabtagene ciloleucel.

In addition, numerous companies e continue to develop and market covalent inhibitors of wild-type BTK, including AbbVie, AstraZeneca PLC, BeiGene, Ltd., EMD Merck, Gilead, Principia Biopharma Inc., and others in oncology and non-oncology indications. Other drugs that may compete to treat ibrutinib-refractory patients, including patients with C481S-mutated BTK in monotherapy or in combination, include: AbbVie’s Bcl-2 inhibitor venetoclax, Gilead’s idelalisib PI3K kinase inhibitor, TG Therapeutics, Inc.’s umbralisib PI3K inhibitor, Verastem’s duvelisib PI3K inhibitor, and CAR-T cell therapies such as Novartis tisagenlecleucel and Gilead’s axicabtagene ciloleucel.

Intellectual Property

We believe that patent protection is very important to our business and that our future success depends in part on our ability to obtain patents protecting vecabrutinib, SNS-510, or future drug candidates, if any. Historically, we have patented a wide range of technology, inventions and improvements related to our business.  When appropriate, we seek orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. For an approved medicine, such designation may, in the European Union, provide ten years of marketing exclusivity in all member countries, or seven years of market exclusivity in the U.S.

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

U.S. Patent App. No. 16/319,506 covers a vecabrutinib succinic acid complex form and methods of use thereof.  Counterpart applications are pending in Europe and other countries. The applications if granted would be expected to expire in 2037.

As of December 31, 2019, we own, co-own or have rights to approximately 82 granted U.S. and foreign patents, and approximately 48 pending U.S. and foreign applications, pertaining to vecabrutinib and compositions and uses thereof. As noted above, the expiries of these granted patents and patents that may be granted range from 2030 to 2037.

SNS-510 Patent Assets

U.S. Patent No. 9,546,165 B2 and U.S. Patent No. 10,030,016, cover a genus of compounds including SNS-510, and methods of use thereof, respectively.  Counterpart applications and patents are held in the U.S., Europe, and other countries, with expiry in 2030.

U.S. Patent App. No. 15/770,369 covers methods of using SNS-510.  Counterpart applications are pending Europe and other countries. The applications if granted would be expected to expire in 2036.

U.S. Patent App. No. 16/185,793 and International Patent App. No. PCT/US2018/060111 cover certain pharmaceutical compositions including SNS-510 and method of use thereof. The applications if granted would be expected to expire in 2038.  The International application enters the national stage in May 2020.

As of December 31, 2019, we own, co-own or have rights to approximately 69 granted U.S. and foreign patents, and approximately 33 pending U.S. and foreign applications, pertaining to SNS-510 and compositions and uses thereof. As noted above, the expiries of these granted patents and patents that may be granted range from 2030 to 2038.

General

While it is possible that patent term restoration and/or supplemental patent certificates could be available for some of these or other patents we own or control through licenses after possible approval of commercial product, we cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

Our commercial success depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to conduct our business. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, we may be enjoined from pursuing research, development or commercialization of vecabrutinib, SNS-510, TAK-580, or future drug candidates, if any, or be required to obtain licenses to such patents or to develop or obtain alternative technology.

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

Government Regulation

The Food and Drug Administration (“FDA”), state and local regulatory agencies and non-US regulatory authorities impose substantial legal requirements, directives and guidelines upon any clinical investigation of a new drug. These agencies regulate activities including current Good Manufacturing Practice (“cGMP”), quality assurance and control testing, documentation, approval, storage, packaging, labeling, distribution, Good Clinical Practice (“GCP”), safety, efficacy, advertising and promotion of our product candidates and any future drug candidates we may develop, if any. The application of these regulatory frameworks to the development, approval and commercialization of our drug candidates will take several years to accomplish, if at all, and involve the expenditure of substantial resources.

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, as amended, and implements regulations. The process required by the FDA before any of our drug candidates may be marketed in the U.S. generally involves the following:

•	completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies;
•	satisfactory manufacturing at facilities which the product candidate is produced under cGMP regulations;
•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication conducted under GCP;
•	submission to the FDA of an IND application, which must become effective before clinical trials begin;
•	submission of a New Drug Application (“NDA”) to the FDA;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with cGMP regulations; and
•	FDA review and approval of the NDA, including proposed labeling (package insert information) and promotional materials, prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process require substantial time, effort and financial resources, and we cannot be certain that approvals will be granted on a timely basis, if at all.

Preclinical Testing and INDs

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. Laboratories that comply with the FDA GLP regulations must conduct preclinical safety tests. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

Clinical Trials

Clinical trials involve the administration of an investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with the FDA’s Protection of Human Subjects regulations and GCP, under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application.

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

In the European Union, orphan status is available for therapies addressing conditions that affect five or fewer out of 10,000 people and provides for the potential for 10 years of marketing exclusivity in Europe for the orphan-designated product for the orphan-designated indication. The marketing exclusivity period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Other Regulatory Requirements

Any drugs manufactured or distributed by us, or our current or potential future licensees or collaboration partners, if any, pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.

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

Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act (“ACA”), and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report to the Centers for Medicare & Medicaid Services (“CMS”), information related to certain payments or other transfers of value provided to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the aforementioned federal laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures, as well as state and local laws requiring the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as the ACA.  Among the provisions of the ACA of importance to our business are that it: created an annual fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; extended a manufacturer’s Medicaid rebate liability; expanded eligibility criteria for Medicaid programs; and created a new Medicare Part D coverage gap discount program.  There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed two Executive Orders and other directives to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included the Budget Control Act of 2011, which caused aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 which, following passage of the Bipartisan Budget Act of 2015, as well as other legislative amendments to the statute, will stay in effect through 2029 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”), has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

To obtain a marketing authorization of a drug in the European Union, we must submit a marketing authorization application (an “MAA”) under the centralized procedure. The centralized procedure provides for the grant of a single marketing authorization from the European Commission following a favorable opinion by the Committee for Medicinal Products for Human Use (the “CHMP”) of the European Medicines Agency (the “EMA”) that is valid in the European Economic Area (the “EEA”), which includes all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of specified diseases. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.

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

Employees

As of December 31, 2019, our workforce consisted of 24 full-time employees, of which 12 are engaged in research and development and 12 are engaged in general and administrative, medical affairs and commercial planning functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.

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

Risks Related to Our Business

We need to raise substantial additional funding to continue the development of vecabrutinib, SNS-510, and any other future programs.

We will need to raise substantial additional capital to:

•	fund additional nonclinical and clinical trials of vecabrutinib prior to any regulatory filing for approval;
•	fund preclinical and clinical development of SNS-510, including any potential milestone payments to Takeda Oncology;
•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining European Medicines Agency (the “EMA”), U.S. Food and Drug Administration (the “FDA”) or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments;
•	costs of supporting our arrangements with Denovo, DOT-1, or any potential future licensees or partners.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the years ended December 31, 2019, 2018 and 2017 were $23.3 million, $26.6 million and $35.5 million, respectively. As of December 31, 2019, we had an accumulated deficit of $682.8 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

To date, we have derived substantially all of our revenue from license and collaboration agreements. We currently have two agreements, the DOT-1 License Agreement and the Denovo Agreement, both of which include certain pre-commercialization event-based payments and royalty payments. We cannot predict if our collaborators will continue development or whether we will receive any such payments under these agreements in the foreseeable future, or at all.

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

We have incurred significant losses and negative cash flows from operations since our inception, and as of December 31, 2019, had cash and cash equivalents, restricted cash, and marketable securities totaling $34.6 million and an accumulated deficit of $682.8 million. We expect our cash and cash equivalents, and marketable securities of $29.1 million, which excludes restricted cash of $5.5 million, as of December 31, 2019 are not sufficient to support our operations for a period of twelve months from the date our financial statements contained in this Annual Report on Form 10-K are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Annual Report on Form 10-K are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

If our third-party API or FDP manufacturers are unable or unwilling to produce the API or FDP we require, we would need to establish arrangements with one or more alternative suppliers. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API or FDP in a timely manner. Our ability to replace an existing manufacturer would also be challenging and time consuming because the number of potential manufacturers is limited and the FDA, EMA or other corresponding state agencies must approve any replacement manufacturer before it can be approved as a commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a reliable replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our API and FDP needs for the foreseeable future.

Our products require precise and high quality manufacturing processes. In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA or other corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

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

Undesirable side effects caused by our product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

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

•

a court order prohibiting us from selling or licensing vecabrutinib, SNS-510, or any future product candidates unless a third-party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third-party, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

If our competitors develop and market products that are more effective, safer or more popular than vecabrutinib, SNS-510, or other product candidates, or obtain marketing approval sooner than ours, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer, including B-cell malignancies. Many of our competitors, such as Eli Lilly and Company and Merck & Co., Inc., have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

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

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, throughout the world, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad, valid, enforceable, or extend globally in order to prevent others from practicing our technologies or from developing competing products and technologies. Further, obtaining and maintaining patent protection relies on compliance with various procedural requirements imposed by governmental patent agencies, including, for example, mandatory document submissions and fee payments. Failure to comply with these requirements may reduce or eliminate opportunities for, or rights to, patent protection. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Similarly, we do not always exclusively control patent prosecution due to contractual and other legal obligations to our licensors and collaborations partners. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents in addition to the related cost, can vary from country to country, and can change depending on changes in national and international law, and as such, cannot be predicted with certainty. In addition, we do not know whether:

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

We may need to commence or defend administrative proceedings or litigation to enforce or to determine the scope and validity of any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in a proceeding or litigation affecting proprietary rights we own or have licensed could present significant risk of competition for drug candidates that we market or seek to develop. Any adverse outcome in a proceeding or litigation affecting third party proprietary rights could subject us to significant liabilities to third parties and could require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

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

We may not realize the potential benefits of our licensing arrangements for products such as vosaroxin and TAK-580 and may not receive any future milestones or royalty payments.

There can be no assurance that products we out-license, such as vosaroxin to Denovo and TAK-580 to DOT-1, will be successfully developed and commercialized. The product(s) may fail in development, or our partner(s) may elect to discontinue development and/or terminate their agreement(s) with us. In this case, we may also incur some costs to wind down our activities related to the product in question. Completing development of the product could require significant resources. If we cannot find another partner and do not undertake development on our own, there will be no possibility of any future upside from the product.

We may fail to make timely milestone or royalty payments under our agreements, triggering remedies that would be adverse to us.

Under our license agreements we have certain milestone obligations, such as the remaining development milestones payable to Takeda Oncology for our development of PDK1, and royalty obligations, such as the royalty payable to Biogen for vecabrutinib. As another example, we are required to pay RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, a specified percentage of any consideration we receive for vosaroxin. If we do not make timely payments, our partners may seek remedies.

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

A loss of key personnel or difficulty in hiring employees to fill key roles could slow or prevent our ability to develop and commercialize our products. For example, we have been operating with an interim Chief Executive Officer since 2018. If we have difficulty hiring a Chief Executive Officer, it may adversely impact our future prospects.

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

If a conflict of interest arises between us and one or more of our current or potential future licensees or collaboration partners, if any, they may act in their own self-interest or otherwise in a way that is not in the interest of our company or our stockholders. Biogen, Takeda Oncology, Denovo, DOT-1, or potential future licensees or collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of a license or collaboration with our company. In current or potential future licenses or collaborations, if any, we have agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under our licenses or collaborations. Our licensees or collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these licenses or collaborations. Competing products, either developed by our licensees or collaboration partners or to which our licensees or collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the license or collaboration agreement.

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

In April 2019, we used the proceeds of the term loan agreement with Silicon Valley Bank (“SVB” and such agreement with SVB, the “SVB Loan Agreement”) plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our existing loan agreement with Western Alliance Bank and Solar Capital Ltd and Western Alliance, as Collateral Agent, as amended. Our obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB (the “Collateral Account”). We are obligated to maintain sufficient cash in the Collateral Account at all times in an amount greater than the outstanding balance of the borrowings.

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

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and other catastrophic events, such as the ongoing Coronavirus epidemic. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions.  We rely on information technology systems to operate our business and to communicate among our workforce and with third parties. If any disruption were to occur, whether caused by a natural disaster or by manmade problems, our ability to operate our business at our facilities may be seriously or completely impaired and our data could be lost or destroyed.

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

The FDA and other agencies, including the Department of Justice (“DOJ”), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act (the “FCA”), relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”), has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that may limit or restrict reimbursement for our future products may reduce any future product revenue.

Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was enacted, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business and operations.

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Our relationships with healthcare providers, clinical investigators, and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, clinical investigators, and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, clinical investigators and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable state, federal and foreign healthcare laws and regulations include the following:

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

•

Federal false claims laws, including the civil FCA, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid;

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

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report to CMS information related to certain payments or other transfers of value provided to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws, transparency statutes, and privacy and security laws. Such laws may be broader than the federal law, including that they may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers. There also are an increasing number of state laws that require manufacturers to file reports with states regarding drug pricing and marketing information, tracking and reporting of gifts, compensation, other remuneration and items of value provided to health care professionals and health care entities, or marketing expenditures; require pharmaceutical companies to, among other things, establish and implement commercial compliance programs or codes of conducts; and/or require a pharmaceutical company’s sales representatives to be registered or licensed by the state or local governmental entity. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our ability to use our federal and state net operating losses (“NOLs”), to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

As of December 31, 2019, we reported U.S. federal and state NOLs of approximately $463.4 million and $310.7 million, respectively. Our federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Cut and Jobs Act (the “Tax Act”), which means that generally they will expire 20 years after they were generated if not used prior thereto. $423.1 million of our $463.4 million federal NOLs are subject to the 20 years expirations and a portion will continue to expire each year until 2037. Many states have similar laws, and our state NOLs will begin to expire in 2028. Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL’s is limited to 80% of current year taxable income.  It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

In 2019, our common stock traded as low as $0.20 and as high as $1.77. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•

all the other risks mentioned herein, including but not limited to our ability to raise additional capital to fund our operations and complete our clinical development plans, compliance with government regulations, the safety and efficacy of our products, and our ability to protect our intellectual property;

•	announcements relating to restructuring and other operational changes;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	changes in the structure of healthcare payment systems;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	announcements relating to our arrangements with Biogen, Takeda Oncology, Denovo, DOT-1, or RPI;
•	actual and anticipated fluctuations in our quarterly operating results;
•	deviations in our operating results from the estimates of analysts;
•	litigation or public concern about the safety of future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	short-selling or manipulation of our common stock by investors;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel.

Our failure to meet the continued listing requirements of The Nasdaq Stock Market LLC could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Stock Market LLC, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on July 9, 2019. Under Nasdaq Listing Rule 5810(c)(3)(A)(the “Rule”), we were granted a 180 calendar day grace period, or until January 6, 2020, to regain compliance with the minimum bid price requirement. Subsequently, we requested and on January 7, 2020 we received a second 180-calendar day extension, or until July 6,

2020, to demonstrate compliance. The minimum bid price requirement will be met if our common stock has a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. We will consider a reverse stock split to regain compliance. There can be no assurance that we will be able to regain compliance.

If we do not regain compliance with the Rule by July 6, 2020, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel, or the Panel. Our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

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

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our Controlled Equity OfferingSM sales agreement, with Cantor Fitzgerald & Co., Common Stock Purchase Agreement with Aspire Capital Fund, LLC, or any similar arrangements into which we may enter. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

Our corporate headquarters is currently located at 395 Oyster Point Boulevard in South San Francisco, California. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021. We have an option to extend the lease for two additional years.

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

As of March 4, 2020, there were approximately 130 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our board of directors is to retain cash and investments primarily to provide funds for our future growth.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2019 and results of operations for the year ended December 31, 2019 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our expectations for gaining marketing approval in the United States, including the continued development and commercialization of vecabrutinib (formerly SNS-062), SNS-510, and other product candidates, the timing of our Phase 1b/2 trial of vecabrutinib, presenting clinical data and initiating clinical trials, our future research and development activities, including clinical testing and the costs and timing thereof, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, including those related to TAK 580 and vosaroxin, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

Our lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. Ibrutinib was the first BTK inhibitor approved for the treatment of chronic lymphocytic leukemia (“CLL”), mantle cell lymphoma (“MCL”), and other B-cell malignancies. Ibrutinib is the market leader in CLL, marketed by Johnson & Johnson and AbbVie Inc. (“AbbVie”), with approximately $5 billion in net revenues in 2018. The C481 mutation has been seen in patients who developed resistance to ibrutinib and to acalabrutinib, another covalent BTK inhibitor that is approved for treatment of CLL and MCL.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. We completed the safety evaluation period for the 400 mg cohort and thus far vecabrutinib has a favorable safety profile. We have not seen any Grade 3 or higher drug-related adverse events in cohorts above 50mg. The seventh cohort, testing 500 mg twice daily, is now open. We have prepared a Phase 2 portion to further explore clinical activity and safety in CLL patients, including those with and without BTK C481 mutations. We will start the Phase 2 only after seeing a sufficient efficacy signal in the ongoing Phase 1b.  Vecabrutinib was developed as a result of a collaboration agreement with Biogen MA Inc. (“Biogen”), and we must pay a royalty on sales of vecabrutinib when and if approved and commercialized.

We are developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. In October 2019, at the 2019 AACR -NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, we presented the results of studies characterizing SNS-510 in multiple preclinical pharmacology models, including evaluation in the Eurofins Oncopanel™, a panel of 320 genomically profiled cancer cell lines from diverse tissue origins, and in vivo studies in FLT3-mutated and wild-type AML xenograft models. These studies indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510, supporting a potential role in combination with CDK4/6 inhibitors to address resistance and improve activity. SNS-510 also demonstrated potent, pathway-mediated antitumor activity in the AML models. We are conducting an IND-enabling program for SNS-510 and plan to file an IND by the end of 2020.

In December 2019, we consented to Takeda Oncology’s assignment of TAK-580 to DOT Therapeutics-1, Inc. (“DOT-1”), and we entered into a license agreement with DOT-1 (the “DOT-1 License Agreement) to grant DOT-1 a worldwide, exclusive license of TAK-580. Pursuant to this agreement, we received a $2.0 million upfront payment from DOT-1. The agreement also includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580, when and if approved and commercialized.

In December 2019, we entered into an agreement to license vosaroxin to Denovo Biopharma, LLC (“Denovo”), pursuant to which Sunesis received a $200,000 upfront payment and is eligible to receive up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized (the “Denovo License Agreement”).

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

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our non-voting Series E Convertible Preferred Stock (“Series E Stock”), at a price to the public of $500.00 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.5 million.

Debt Refinancing

In April 2019, we entered into a term loan agreement with Silicon Valley Bank (“SVB” and such agreement, the “SVB Loan Agreement”), pursuant to which we borrowed $5.5 million and used the proceeds of the SVB Loan Agreement plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our existing loan agreement (the “Loan Agreement and Amendments”) with Western Alliance Bank and Solar Capital Ltd and Western Alliance, as Collateral Agent.

The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, we are required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of 3.25% or the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 4% of the original principal amount of the borrowings (the “Final Payment Fee”).  Additionally, we may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to SVB.  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date (as defined in the SVB Loan Agreement); (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

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

As consideration for Aspire’s obligation under the CSPA, we issued 212,329 shares of common stock to Aspire as a commitment fee. This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital. During 2019, no shares were issued under the CSPA, with Aspire. Aspire’s remaining purchase commitment was $10.9 million as of December 31, 2019.

Cantor Controlled Equity Offering

In August 2011, we entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which we could issue and sell shares of common stock. The Sales Agreement, as amended, provides for an aggregate gross sales of $45.0 million. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold under the Sales Agreement, as amended.

During 2019, we sold an aggregate of 0.4 million shares of common stock under the Sales Agreement, as amended, at an average price of approximately $1.19 per share for net proceeds of $0.5 million, after deducting Cantor’s commission. As of December 31, 2019, $43.1 million of common stock remained available to be sold under the Sales Agreement, as amended, subject to certain conditions.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $34.6 million and an accumulated deficit of $682.8 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, with a focus on our BTK inhibitor vecabrutinib. We have a limited number of product candidates that are still in the early stages of development and will require significant additional future investment.

We expect our current cash and cash equivalents, and marketable securities of $29.1 million, which excludes restricted cash of $5.5 million, as of December 31, 2019, are not sufficient to support our operations for a period of twelve months from the date the financial statements are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date these financial statements are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Right-of-Use (“ROU”), assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. When an implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date for new leases or effective date for existing leases, in determining the present value of lease payments.

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

Overview of Revenues

We have not generated any revenue from the sale of commercial products. Our current and past revenue have been generated through license and collaboration agreements. We cannot predict if our licensees will continue development or whether we will receive any additional event-based payments or royalties from these agreements in the foreseeable future, or at all.

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

The table below sets forth our research and development expense by program for each period presented:

	Year ended December 31,
	2019	2018

Vecabrutinib	$14,014	$12,923
SNS-510	908	701
Vosaroxin	490	991
Total	$15,412	$14,615

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

If we engage a development or commercialization partner for our development programs, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future licensing or collaborative arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We anticipate expenditure associated with vosaroxin to diminish as result of out-licensing of vosaroxin to Denovo, and continuing expenditures associated with advancing the vecabrutinib and SNS-510 programs in 2020 and beyond.

General and administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; outside service costs, including fees paid to external legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of December 31, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $34.6 million and an accumulated deficit of $682.8 million. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of approval and will require significant additional investment.

We expect our current cash and cash equivalents, and marketable securities of $29.1 million, which excludes restricted cash of $5.5 million, as of December 31, 2019, are not sufficient to support our operations for a period of twelve months beyond the date the financial statements are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

Our cash and cash equivalents, restricted cash, and marketable securities was $34.6 million as of December 31, 2019, compared to $13.7 million as of December 31, 2018. The increase of $20.9 million was primarily due to $45.1 million of net proceeds from the issuance of common and preferred stock, and $5.5 million of proceeds from the SVB Loan Agreement, partially offset by $22.2 million net cash used in operating activities and $7.5 million principal payment on the Loan Agreement and Amendments.

In July 2019, we completed underwritten public offerings of (i) 38,333,717 shares of our common stock at a price to the public of $0.60 for each share of common stock, and (ii) 8,333 shares of Series F Stock at a price to the public of $600.00 for each share of Series F Stock. Gross proceeds from the sale were approximately $28.0 million and net proceeds were approximately $26.1 million.

In January 2019, we completed underwritten public offerings of (i) 23,000,000 shares of our common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of our Series E Stock, at a price to the public of $500 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.5 million.

In April 2019, we entered into a term loan agreement with Silicon Valley Bank, or SVB Loan Agreement, pursuant to which we borrowed $5.5 million and used the proceeds of the SVB Loan Agreement plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our Loan Agreement and Amendments.

The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, we are required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of 3.25% or the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 4% of the original principal amount of the borrowings, or Final Payment Fee. Additionally, we may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank, or SVB. Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

As of December 31, 2019, the remaining purchase commitment for Aspire under the CSPA was $10.9 million. In 2019, we sold 0.4 million shares of common stock under the Sales Agreement, as amended, with Cantor, for net proceeds of $0.5 million. As of December 31, 2019, $43.1 million of common stock remains available to be sold under the Sales Agreement, as amended, subject to certain conditions.

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

Cash Flows

Operating activities

Net cash used in operating activities was $22.2 million in 2019, compared to $24.4 million in 2018. Net cash used in the 2019 period resulted primarily from the net loss of $23.3 million and changes in operating assets and liabilities of $0.7 million, offset by net adjustments for non-cash items of $1.8 million. Net cash used in the 2018 period resulted primarily from the net loss of $26.6 million and changes in operating assets and liabilities of $0.6 million, offset by net adjustments for non-cash items of $2.8 million.

Investing activities

Net cash used by investing activities was $16.3 million in 2019, compared to net cash provided by investing activities of $4.8 million in 2018. Net cash used in investing activities in 2019 consists of purchase of marketable securities and net cash provided in 2018 consisted of proceeds from maturities of marketable securities.

Financing activities

Net cash provided by financing activities was $43.0 million in 2019, compared to $6.3 million in 2018. Net cash provided in 2019 resulted primarily from $45.1 million net proceeds from issuance of common and preferred stock, and $5.5 million proceeds from the SVB Loan Agreement, offset by $7.5 million principal payment on the Loan Agreement and Amendments. Net cash provided in 2018 resulted primarily from issuances of common stock through the Sales Agreement with Cantor and CSPA with Aspire of $6.0 million and net proceeds of $0.3 million from the exercise of stock options under our 2011 Equity Incentive Plan and purchases under our 2011 Employee Stock Purchase Plan.

Operating Cash Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2019, we had cash and cash equivalents, restricted cash, and marketable securities of $34.6 million and cash used in operating activities of $22.2 million for 2019.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining FDA, EMA, or other regulatory approvals;
•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and
•	the costs, if any, of supporting our arrangements with Denovo and DOT-1.

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

Results of Operations

Years Ended December 31, 2019 and 2018

Revenue. Total revenue was $2.1 million in 2019 compared to $0.2 million in 2018. Revenue in both periods was derived from license agreements. The increase of $1.9 million in 2019 was primarily due to revenue recognized from the upfront payments received under the license agreements with DOT-1 and Denovo.

Research and development expense. Research and development expense was $15.4 million in 2019 as compared to $14.6 million in 2018, primarily relating to the vecabrutinib and the vosaroxin development programs in each year, respectively. The increase of $0.8 million in 2019 was primarily due to a $1.8 million increase in professional services and clinical expenses related to the preparation for the Phase 2 portion of our ongoing clinical trial for vecabrutinib, offset by a $1.0 million decrease in salary and personnel expenses due to lower headcount.

General and administrative expense. General and administrative expense was $9.9 million in 2019 compared to $11.3 million in 2018. The decrease of $1.4 million in 2019 was primarily due to a $1.1 million decrease in salary and personnel expenses due to lower headcount and stock-based compensation and a $0.8 million decrease in professional services expenses due to lower legal and vosaroxin patent expenses. The decreases in the comparable periods were partially offset by a $0.3 increase in director and officer insurance premiums.

Interest expense. Interest expense was $0.5 million in 2019 compared to $1.2 million in 2018. The decrease in 2019 was primarily due the lower interest paid due to the lower interest rate on the lower principal amount under the SVB Loan Agreement.

Other income, net. Net other income was $0.5 million in 2019 as compared to $0.2 million in 2018. Other income was primarily comprised of interest income from short term investments, and the increase of $0.3 million in 2019 was primarily due to increase in marketable securities investments.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2019, we had net operating loss carry-forwards for federal and state income tax purposes of $463.4 million and $310.7 million, respectively. We also had federal and state research and development tax credit carry-forwards of $8.8 million and $7.8 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will begin to expire in 2020 and the state net operating loss carry-forwards expire beginning in 2028. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunesis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective transition method effective January 1, 2019.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998

Salt Lake City, Utah

March 10, 2020

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,761	$13,696
Restricted cash	5,500	—
Marketable securities	16,364	—
Prepaids and other current assets	1,697	1,504
Total current assets	36,322	15,200
Property and equipment, net	3	11
Operating lease - right-of-use asset	817	—
Other assets	98	113
Total assets	$37,240	$15,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$1,393
Accrued clinical expense	521	500
Accrued compensation	985	943
Other accrued liabilities	1,109	1,091
Notes payable	5,465	7,396
Operating lease liability - current	545	—
Total current liabilities	9,416	11,323
Other liabilities	9	8
Operating lease liability - long term	272	—
Total liabilities	9,697	11,331
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31, 2019; 20 and 18 shares issued and outstanding as of December 31, 2019 and 2018, respectively	11,769	20,998
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2019; 111,393 and 37,474 shares issued and outstanding as of December 31, 2019 and 2018, respectively	11	4
Additional paid-in capital	698,562	642,460
Accumulated other comprehensive income	1	—
Accumulated deficit	(682,800)	(659,469)
Total stockholders’ equity	27,543	3,993
Total liabilities and stockholders’ equity	$37,240	$15,324

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
License and other revenue	$2,073	$237
Total revenues	2,073	237
Operating expenses:
Research and development	15,412	14,615
General and administrative	9,949	11,332
Total operating expenses	25,361	25,947
Loss from operations	(23,288)	(25,710)
Interest expense	(514)	(1,154)
Other income, net	472	249
Net loss	(23,330)	(26,615)
Unrealized gain on available-for-sale securities	1	7
Comprehensive loss	$(23,329)	$(26,608)
Basic and diluted loss per common share:
Net loss:	$(23,330)	$(26,615)
Shares used in computing net basic and diluted loss per common share:	87,129	35,582
Net loss per common share:	$(0.27)	$(0.75)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other		Total
	Convertible				Additional	Comprehensive		Stock
	Preferred Stock		Common Stock		Paid-In	Income	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance as of December 31, 2017	18	$20,966	34,291	$3	$633,436	$(7)	$(632,854)	$21,544
Adjustment to issuance cost related to common stock, preferred stock, and warrants issued in prior year	—	32	—	—	94	—	—	126
Issuance of $6,068 of common stock through controlled equity offering facilities, net of issuance costs of $77	—	—	3,009	1	5,990	—	—	5,991
Issuance of common stock from vesting of restricted stock awards	—	—	21	—	83	—	—	83
Issuance of common stock under employee stock purchase plans	—	—	104	—	139	—	—	139
Issuance of common stock pursuant to stock option exercises	—	—	49	—	164	—	—	164
Stock-based compensation expenses	—	—	—	—	2,554	—	—	2,554
Net loss	—	—	—	—	—	—	(26,615)	(26,615)
Unrealized gain on available-for-sale securities	—	—	—	—	—	7	—	7
Balance as of December 31, 2018	18	20,998	37,474	4	642,460	—	(659,469)	3,993
Issuance of $38,000 of common stock, $10,000 preferred stock, net of issuance cost of $3,400	25	12,533	61,333	6	32,065	—	—	44,604
Issuance of common stock upon conversion of preferred stock	(23)	(21,762)	11,950	1	21,761	—	—	—
Issuance of $473 of common stock through controlled equity offering facilities, net of issuance costs of $9	—	—	398	—	464	—	—	464
Issuance of common stock from vesting of restricted stock awards	—	—	104	—	54	—	—	54
Issuance of common stock under employee stock purchase plans	—	—	134	—	63	—	—	63
Stock-based compensation expenses	—	—	—	—	1,695	—	—	1,695
Net loss	—	—	—	—	—	—	(23,331)	(23,331)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Balance as of December 31, 2019	20	$11,769	111,393	$11	$698,562	$1	$(682,800)	$27,543

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(23,330)	$(26,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,749	2,637
Accretion of investment discounts and depreciation	(70)	9
Amortization of debt discount and debt issuance costs	116	192
Changes in operating assets and liabilities:
Prepaids and other assets	(294)	1,063
Accounts payable	(602)	(304)
Accrued clinical expense	21	(267)
Accrued compensation	42	(497)
Other accrued liabilities	183	(622)
Net cash used in operating activities	(22,185)	(24,404)
Cash flows from investing activities
Purchases of marketable securities	(20,035)	—
Sale and maturities of marketable securities	3,750	4,780
Net cash (used in) provided by investing activities	(16,285)	4,780
Cash flows from financing activities
Proceeds from notes payable, net of issuance cost	5,453	—
Principal payments on notes payable	(7,500)	—
Proceeds from issuance of convertible preferred stock offering, net	12,533	—
Proceeds from issuance of common stock, net	32,022	—
Proceeds from issuance of common stock through controlled equity offering facilities, net	464	6,040
Proceeds from exercise of stock options and stock purchase rights	63	303
Net cash provided by financing activities	43,035	6,343
Net increase (decrease) in cash and cash equivalents	4,565	(13,281)
Cash, cash equivalents and restricted cash at beginning of period	13,696	26,977
Cash, cash equivalents and restricted cash at end of period	$18,261	$13,696
Supplemental disclosure of cash flow information
Interest paid	$695	$790
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$21,762	$—
Right-of-use asset obtained in exchange for lease obligation	$1,362	$—
Commitment shares issued as cost of equity financing	$—	$448
Legal expenses accrued as cost of equity financing, net of adjustments	$—	$39

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

The Company’s lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. Ibrutinib was the first BTK inhibitor approved for the treatment of chronic lymphocytic leukemia (“CLL”), mantle cell lymphoma (“MCL”), and other B-cell malignancies. The C481 mutation has been seen in patients who developed resistance to ibrutinib and to acalabrutinib, another covalent BTK inhibitor recently approved for treatment of CLL and MCL.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Company has completed the safety evaluation period for the 400 mg cohort, and the seventh cohort, testing 500 mg twice daily, is now being studied.

The Company is developing SNS-510, a PDK1 inhibitor that it in-licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. In October 2019, the Company presented the results of studies assessing SNS-510 in multiple preclinical cancer models.

In December 2019, the Company consented to Takeda Oncology’s assignment of TAK-580 to DOT Therapeutics-1, Inc. (“DOT-1”), and the Company entered into a license agreement with DOT-1 to grant DOT-1 a worldwide, exclusive license of TAK-580. Pursuant to this agreement, the Company received a $2.0 million upfront payment from DOT-1 and is eligible to receive up to $57.0 million in pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580.

In December 2019, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) assigned to Sunesis worldwide rights to vosaroxin. The Company entered into an agreement to license vosaroxin to Denovo Biopharma, LLC (“Denovo”), pursuant to which Sunesis received a $200,000 upfront payment and is eligible to receive up to $57.0 million in regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2019, had cash and cash equivalents, restricted cash, and marketable securities totaling $34.6 million and an accumulated deficit of $682.8 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its BTK inhibitor, vecabrutinib. The Company has prioritized development funding on its kinase inhibitor portfolio with a focus on vecabrutinib. The Company has product candidates that are still in the early stages of development and will require significant additional investment.

The Company’s cash and cash equivalents, restricted cash, and marketable securities are not sufficient to support its operations for a period of twelve months from the date these consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the SVB Loan Agreement (as defined in Note 7) have been classified as a current liability as of December 31, 2019 due to the considerations discussed above and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The SVB

Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default (as defined in Note 7), SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company has not been notified of an event of default by SVB as of the date of the filing of this Form 10-K. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Financial instruments that potentially subject the Company to concentrations of credit risk generally consist of cash and cash equivalents, restricted cash and marketable securities. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents, restricted cash and any marketable securities to the extent of the amounts recorded in the balance sheets.

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

The Company has elected the package of practical expedients permitted under ASC 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. In addition, the Company made an accounting policy election to combine the lease and non-lease components and the short-term lease practical expedients allowed under ASC 842. As a result of the adoption of ASC 842, the Company recognized on January 1, 2019 (a) a lease liability of approximately $1,362,000, which represents the present value of the remaining lease payments of approximately $1,434,000, discounted using the Company’s incremental borrowing rate of 4.0%, and (b)

a right-of-use (“ROU”) asset equal to the lease liability of approximately $1,362,000. Once recorded, the Company also evaluates the right-of-use asset for impairment as part of an asset group, following the principles of ASC 360, Property, Plant, and Equipment. The adoption of the new standard resulted in changes to the Company’s accounting policies for leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This new guidance is effective for the Company in fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted.  On January 1, 2019, the Company adopted this new guidance and the measurement of equity-classified nonemployee awards will be fixed at the grant date. Upon adoption, the Company applied the new guidance to equity-classified nonemployee awards for which a measurement date has not been established and compared the cumulative amounts that were recorded for its nonemployee share-based payments through the end of December 31, 2018 to the cumulative amounts that should be recognized at the adoption date to calculate the transition adjustment. On January 1, 2019, the Company recognized the transition adjustment as an adjustment to retained earnings, which had no material impact on the Company’s consolidated financial statements or related footnote disclosures.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses, Topic 326, providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASC 2019-10 defers the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. ASU 2019-11 clarifies and addresses stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13. The standard will be effective for the Company for annual periods beginning after December 15, 2022, with early adoption permitted beginning in 2019. The Company does not expect the adoption of this standard will have a material impact on its financial statements and accompanying footnotes.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for the Company on January 1, 2021. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its financial statements and accompanying footnotes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Malta) Ltd., a Malta corporation. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

Management has determined that the Company operates as a single reportable segment.

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes thereto. Actual results could differ materially from these estimates. Estimates, assumptions and judgments made by management include those related to the valuation of marketable securities, equity and related instruments, revenue recognition, stock-based compensation and clinical trial accounting.

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

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale debt securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity except for unrealized loss determined to be other than temporary, which would be recorded within Other income, net.

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

Invoices for certain services provided to the Company are denominated in foreign currencies. To manage the risk of future movements in foreign exchange rates that would affect such amounts, the Company may purchase certain European currencies or highly-rated investments denominated in those currencies, subject to similar criteria as for other investments defined in the Company’s investment policy. There is no guarantee that the related gains and losses will substantially offset each other, and the Company may be subject to significant exchange gains or losses as currencies fluctuate from quarter to quarter. As of December 31, 2019 and December 31, 2018, the Company held investments denominated in Euros with an aggregate fair value of zero, and $0.8 million, respectively. Any cash, cash equivalent and short-term investment balances denominated in foreign currencies are recorded at their fair value based on the current exchange rate as of each balance sheet date. The resulting exchange gains or losses and those from amounts payable for services originally denominated in foreign currencies are both recorded in other income, net in the statements of operations and comprehensive loss.

Fair Value Measurements

The Company measures cash equivalents and marketable securities at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1 -	Observable input such as quoted prices (unadjusted) in active markets for identical assets and liabilities that can be accessed at the measurement date;
Level 2 -

inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly for the asset or liability. These include quoted prices for similar assets or liabilities in active markets; and

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s Level 2 valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3, if any. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, deferred revenue, and notes payable approximated their fair value as of December 31, 2019 and December 31, 2018.

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

Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred

Accounting for Notes Payable

The accounting for certain fees and expenses related to the SVB Loan Agreement (see Note 8) is as follows. The debt issuance cost is being accounted for as a debt discount and classified within notes payable on the Company’s balance sheet. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The final payment is being accreted as interest expense over the term of the loans using the effective interest method.

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

The Company’s contracts consist license, milestone and royalty payments primarily generated through agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreement typically include non-refundable upfront fees, payments based upon achievement of milestones and royalties on net product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone and royalty payments are identified as variable consideration.

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

The Company values these share-based awards using the Black-Scholes option valuation model (the “Black-Scholes model”). The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The Company accounts for forfeitures of share-based payment awards as they occur.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss—basic and diluted	$(23,330)	$(26,615)
Denominator:
Weighted-average common shares outstanding—basic and diluted	87,129	35,582
Net loss per common share:
Basic and Diluted	$(0.27)	$(0.75)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2019	2018
Warrants to purchase shares of common stock	218	218
Convertible preferred stock	19,714	6,331
Options to purchase shares of common stock	5,156	4,160
Outstanding securities not included in calculations	25,088	10,709

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which were comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2019	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$3,495	$—	$—	$3,495
U.S. Treasury securities	Level 1	1,594	1	—	1,595
Repurchase agreements	Level 2	5,000	—	—	5,000
U.S. corporate debt obligations	Level 2	5,155	—	—	5,155
U.S. commercial paper	Level 2	11,412	—	—	11,412
Total available-for-sale securities		26,656	1	—	26,657
Less amounts classified as cash equivalents		(10,293)	—	—	(10,293)
Amounts classified as marketable securities		$16,363	$1	$—	$16,364

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2018	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$10,845	$—	$—	$10,845
Total available-for-sale securities		10,845	—	—	10,845
Less amounts classified as cash equivalents		(10,845)	—	—	(10,845)
Amounts classified as marketable securities		$—	$—	$—	$—

There were no available-for-sale securities in an unrealized loss position as of December 31, 2019.

No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. There were no realized gains or losses on the available-for-sale securities in the years ended December 31, 2019 and 2018. There were no sales of available-for-sale debt securities in the years ended December 31, 2019 and 2018.

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2019	2018
Accrued outside services	$690	$556
Accrued professional services	220	251
Accrued interest	57	284
Deferred revenue	120	—
Other accruals	22	—
Total other accrued liabilities	$1,109	$1,091

6. License Agreements

Biogen Idec

The first amended and restated collaboration agreement with Biogen Idec MA, Inc. (the “Biogen 1st ARCA”) amended and restated the collaboration agreement with Biogen (the “Biogen OCA”), to provide for the discovery, development and commercialization of small molecule BTK inhibitors. Under this agreement, the Company no longer has research obligations, but licenses granted to Biogen with respect to the research collaboration under the Biogen OCA (other than the licenses transferred to Takeda Oncology under the Takeda Agreement) remain in effect. In December 2018, the Company entered into a settlement agreement with Biogen whereas Biogen will no longer be obligated to pay future event-based payments or royalty payments to the Company.

In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen, to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. During the third quarter of 2017, the Company made a milestone payment of $2.5 million to Biogen upon the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitor for those patients with malignancies for which a BTK inhibitor is approved, and including patients with BTK C481 mutations. The payment was recorded in the research and development expenses line item in the consolidated statement of operations. The Company may also be required to make tiered royalty payments based on percentages of net sales of vecabrutinib, if any, in the mid-single-digits.

Takeda Oncology

In March 2011, Takeda Oncology purchased and exclusively licensed Biogen’s rights to a PDK1 inhibitor program and a pan-Raf inhibitor program which were both originally developed through a collaboration agreement between Sunesis and Biogen. In January 2014, the Company entered into an amended and restated license agreement with Takeda Oncology (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In December 2019, the Company partitioned the Amended Takeda Agreement into two separate agreements: (i) an amended and restated license agreement for PDK (the “PDK Agreement”), and (ii) an amended and restated license agreement for RAF (the “Millennium RAF Agreement”). Pursuant to the PDK Agreement, the Company may in the future be required to make up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and tiered royalty payments depending on related product sales, if any, beginning in the mid-single-digits and not to exceed the low-teens.

DOT-1

In December 2019, Takeda Oncology assigned the Millennium RAF Agreement to DOT-1, a venture capital-funded biopharmaceutical company. The Company entered into a concurrent license agreement with DOT-1. Pursuant to this agreement, the Company received a $2.0 million upfront payment from DOT-1 to grant DOT-1 a worldwide, exclusive license of TAK-580. The agreement also includes up to $57.0 million in pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580. The Company recognized the $2.0 million upfront payment as revenue upon inception of the contract as identified performance obligation has been satisfied. As of December 31, 2019, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized on these variable considerations.

Denovo

In December 2019, the Company entered into the Denovo License Agreement, pursuant to which Sunesis licensed vosaroxin intellectual property to Denovo, received an upfront payment of $0.2 million, and is eligible to receive up to $57.0 million in regulatory and commercial milestones payments and double-digit royalty payments on future sales of vosaroxin. The Company recognized $0.1 million of the upfront payment as revenue in 2019 when the identified performance obligation has been satisfied and the remaining $0.1 million has been recorded as deferred revenue as part of other accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2019. As of December 31, 2019, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized on these variable considerations.

7. Notes Payable

In April 2019, the Company entered into a term loan agreement with Silicon Valley Bank (the “SVB Loan Agreement”), pursuant to which the Company borrowed $5.5 million. The Company used the proceeds of the SVB Loan Agreement plus cash on hand to repay its remaining obligations in the amount of $5.9 million under its existing loan agreement with Western Alliance Bank and Solar Capital Ltd (the “Loan Agreement and Amendments”). The maturity date of the SVB Loan Agreement is December 1, 2022. Under the terms of the SVB Loan Agreement, the Company is required to make interest-only payments through December 31, 2020 on the borrowings at a floating rate equal to the greater of 3.25% or the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 4% of the original principal amount of the borrowings (the “Final Payment Fee”).  Additionally, the Company may prepay all, but not less than all, of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank (“SVB”).  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $165,000 if the prepayment occurs prior to the 1st anniversary of April 26, 2019, or the Effective Date; (b) $110,000 if the prepayment occurs on or after the 1st anniversary of the Effective Date but prior to the 2nd anniversary of the Effective Date; or (c) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

The Company’s obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB (the “Collateral Account”). The Company is obligated to maintain sufficient cash in the Collateral Account at all times in an amount equal to or greater than the outstanding balance of the borrowings. The Company has classified the Collateral Account as restricted cash on its consolidated balance sheets as of December 31, 2019.

The SVB Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a material adverse change, or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company was in compliance with all applicable covenants set forth in the SVB Loan Agreement as of December 31, 2019. The principal payments due under the SVB Loan Agreement have been classified as a current liability at December 31, 2019 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Annual Report Form 10-K.

Aggregate future minimum payments due under the SVB Loan Agreement as of December 31, 2019 were as follows (in thousands):

Year ending December 31,	Total
2020	179
2021	2,888
2022	3,018
Total minimum payments	6,085
Less amount representing interest	(585)
Total notes payable as of December 31, 2019	5,500
Less unamortized debt discount and issuance costs	(35)
Less current portion of notes payable	(5,465)
Non-current portion of notes payable	$—

8. Commitments and Contingencies

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

In January 2019, the Company completed underwritten public offerings of (i) 23,000,000 shares of its common stock at a price to the public of $0.50 for each share of common stock, and (ii) 17,000 shares of its non-voting Series E Convertible Preferred Stock (“Series E Stock”) at a price to the public of $500.00 for each share of Series E Stock. Gross proceeds from the sale were $20.0 million and net proceeds were approximately $18.5 million. Each share of non-voting Series E Stock is convertible into 1,000 shares of the Company’s common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding; provided, however, that a holder may, upon written notice, elect to increase or decrease this percentage (not to exceed the limits under Nasdaq Marketplace Rule 5635(b), to the extent applicable).

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 19,714 and 17,697 shares of preferred stock outstanding as of December 31, 2019 and 2018, respectively. These shares are non-voting Series D, Series E, and Series F Convertible Preferred Stock at a price of $2,000, $500, and $600 per share, respectively. Each share of non-voting Series D Stock, Series E Stock, and Series F Stock is convertible into 1,000 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series D, Series E, and Series F Stock will receive a payment equal to $0.0001 per share of Series D, Series E, and Series F Stock before any proceeds are distributed to the holders of Common Stock. Shares of Series D, Series E, and Series F Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series D and Series E Stock will be required to amend the terms of the Series D, Series E, and Series F Stock. Shares of the Series D, Series E, and Series F Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all of the Company’s Common Stock;
•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series D, Series E, and Series F Stock;
•	on parity with any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series D, Series E, and Series F Stock;
•

junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series D, Series E, and Series F Stock; in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

During the year ended December 31, 2019, the Company issued a total of 11,950,165 shares of its common stock upon conversion of 13,639 shares of its non-voting Series B Convertible Preferred Stock, 1,558 shares of its non-voting Series C Convertible Preferred Stock, 1,119 shares of its Series D Stock, and 7,000 shares of Series E Stock. No shares of non-voting Series B or Series C Convertible Preferred Stock remain outstanding after the conversion. 1,381 shares of Series D Stock, 10,000 shares of Series E Stock, and 8,333 shares of Series F Stock remain outstanding after the conversion.

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

During the years ended December 31, 2019 and 2018, the Company sold 0.4 million shares and 0.6 million shares, respectively, of common stock under the Sales Agreement, as amended, at an average price of approximately $1.19 per share and $2.38 per share, respectively, for gross and net proceeds of $0.5 million and $1.4 million, respectively, after deducting Cantor’s commission. As of December 31, 2019, $43.1 million of common stock remained available to be sold under this facility.

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

As consideration for Aspire’s obligation under the CSPA, the Company issued 212,329 shares of common stock to Aspire as a commitment fee. This $0.4 million commitment fee and $0.1 million in other transaction costs were recorded in June 2018 as costs of equity financing, within additional paid-in capital. The Company also entered into a Registration Rights Agreement with Aspire. During the year ended December 31, 2018, the Company issued to Aspire a total of 2,390,640 shares for total net proceeds of $4.6 million. The shares were issued at an average price of $2.20 per share, excluding the 212,329 commitment shares issued. No shares were issued to Aspire during the year ended December 31, 2019. Aspire’s remaining purchase commitment was $10.9 million as of December 31, 2019.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2019 and 2018, in accordance with the above, the number of shares of common stock available for issuance under the 2011 Plan was increased by 1,498,960 and 1,371,308 shares, respectively.

During the year ended December 31, 2019, options to purchase 1,715,518 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2019, there were 1,154,817 shares available for future grants under the 2011 Plan.

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

The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2019, in accordance with the above, the number of shares of common stock available for issuance under the 2011 ESPP was increased by 336,000 shares.

A total of 133,322 and 104,099 shares were issued under the 2011 ESPP during the year ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, there were 266,983 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2019 were as follows (in thousands, except per share amounts):

		Exercise Price
Date Issued	Shares	Per Share	Expiration
February 2015	10	$13.32	February 2020
March 2016	208	$3.25	March 2021
Total warrants outstanding and exercisable	218

Warrants to purchase 10,245 shares of the Company’s common stock expired unexercised as of February 27, 2020.

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2019 were as follows (in thousands):

	Shares
	Available		Total
	for Future	Outstanding	Shares
	Grant	Securities	Reserved
Warrants	—	218	218
Convertible preferred stock	—	19,714	19,714
Stock option plans	1,155	5,156	6,311
Employee stock purchase plan	267	—	267
Total reserved shares of common stock	1,422	25,088	26,510

10. Stock-Based Compensation

Overview

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Year ended December 31,
	2019	2018
Research and development	$513	$581
General and administrative	816	903
Employee stock-based compensation expense	1,329	1,484
Non-employee stock-based compensation expense	420	1,153
Total stock-based compensation expense	$1,749	$2,637

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

	Year Ended December 31,
	2019		2018
	Employees	Consultants	Employees	Consultants
Assumptions:
Expected term (years)	4.4	4.2	4.3	9.8
Expected volatility	108.9%	114.2%	126.0%	117.6%
Risk-free interest rate	1.9%	1.7%	2.6%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$0.67	$0.56	$0.96	$1.19
Options granted (in thousands)	1,098	617	1,204	418
Total estimated grant date fair value (in thousands)	$735	$292	$1,161	$497

The estimated fair value of stock options that vested in the years ended December 31, 2019 and 2018 was $1.6 million and $2.0 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding as of December 31, 2018	4,160	$3.66
Options granted	1,716	$1.00
Options exercised	—	$—
Options forfeited or expired	(720)	$3.27
Outstanding as of December 31, 2019	5,156	$2.73	8.19	$—
Vested and expected to vest as of December 31, 2019	5,156	$2.73	8.19	$—
Exercisable as of December 31, 2019	3,151	$3.56	7.73	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2019.

The intrinsic value of options exercised during each of the years ended December 31, 2019 and 2018 was zero and less than $0.1 million, respectively. As the Company believes it is probable that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $2.0 million as of December 31, 2019, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.3 years.

11. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
U.S. operations	$(23,330)	$(21,132)
Foreign operations	—	(5,483)
Loss before provision for income taxes	$(23,330)	$(26,615)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period. The income tax provision differs from the amount computed by applying the statutory income tax rate of 21% to pre-tax loss as follows (in thousands):

	Year Ended December 31,
	2019	2018
Tax (benefit) at statutory federal rate	21.0%	21.0%
State tax (benefit), net of federal benefit	7.1	4.6
Foreign tax rate differential	—	(4.3)
Permanent differences	(0.6)	(0.6)
Research and development credits	1.3	1.0
Change in valuation allowance	(20.9)	(15.9)
Provision-to-return	—	(0.7)
Expired NOLs, research and development credits, and other carryfowards	(6.9)	(2.2)
Non-qualified stock option cancellations	(1.0)	(2.9)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carry-forwards	$119,015	$114,254
Federal and state research credit carry-forwards	15,140	14,885
Capitalized research costs	6,081	6,134
Stock-based compensation	3,996	4,002
Lease liabilities	152	—
Property and equipment	77	79
Accrued liabilities	86	143
Gross deferred tax assets	144,547	139,497
Deferred tax liabilities:
Right-of-use assets	(152)	—
Gross deferred tax liabilities	(152)	—
Net deferred tax assets	144,395	139,497
Valuation allowance	(144,395)	(139,497)
Deferred tax assets, net of valuation allowance	$—	$—

The Company’s unrecognized tax benefits relate to research and development tax credits claimed on the Company’s tax returns. The research and development tax credits have not been utilized, are fully offset by a valuation allowance, and currently have no tax expense impact and no related interest and penalties has been accrued. The Company does not anticipate the unrecognized tax benefits position will significantly change over the next twelve months.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is follows (in thousands):

	December 31,
	2019	2018
Unrecognized tax benefits at beginning of period	$1,812	$1,769
Increases related to current year tax positions	58	43
Decreases related to prior year tax positions	(23)	—
Unrecognized tax benefits at the end of period	$1,847	$1,812

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized.  The valuation allowance increased by approximately $4.9 million in the year ended December 31, 2019 primarily due to the generation of current year net operating losses and research and development credits claimed.

As of December 31, 2019, the Company had federal net operating loss carry-forwards of $463.4 million and federal research and development tax credit carry-forwards of $9.8 million. If not utilized, the federal net operating loss and tax credit carry-forwards will begin to expire 2020. As of December 31, 2019, the Company had state net operating loss carry-forwards of $310.7 million, which expire beginning in 2028, and state research and development tax credit carry-forwards of $8.7 million, which do not expire. In addition, the use of net operating loss and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code in certain situations where changes occur in the stock ownership of a company.  In the event that the Company has had a change in ownership, utilization of the carryforwards could be restricted.

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2019 and 2018, the Company had unrecognized tax benefits of $1.8 million.

The Company files U.S. federal and California tax returns.  The Company’s wholly owned subsidiaries, Sunesis Europe Limited and Sunesis Pharmaceuticals (Malta) Ltd., are currently not required to file tax returns. To date, neither the Company nor any of its subsidiaries have been audited by the Internal Revenue Service, any state income tax authority or tax authority in the related jurisdictions. Due to net operating loss carry-forwards, substantially all of the Company’s tax years remain open to federal tax examination.

12. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2019.

13. Leases

The Company’s operating lease obligations as of December 31, 2019 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term for two additional years in its determination of the lease term as the exercise of the option was not reasonably certain when the lease was last amended in December 2017. The remaining lease term as of December 31, 2019 was 1.5 years.

The cash paid for operating lease liability was $0.6 million and the ROU asset obtained in exchange for new operating lease liability was $1.4 million, for the year ended December 31, 2019.

Maturity of lease liability is as follows (in thousands):

Through December 31,	Payments
2020	$579
2021	294
Total rental payments	873
Less imputed interest	(56)
Present value of lease liability	$817

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.6 million and $0.4 million for the year ended December 31, 2019 and 2018, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our evaluation as of December 31, 2019, the Company’s interim Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the Proxy Statement, not later than 120 days after the year ended December 31, 2019, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2019:

	(A)		(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	5,155,609	(2)	$2.73	1,421,800	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	5,155,609		$2.73	1,421,800

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.
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

(3)

Includes (i) 1,154,817 shares of common stock available for issuance under our 2011 Plan and (ii) 266,983 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

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

(a)(3)    Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-51531	3.1	9/7/2016

3.4	Certificate of Designation of Series D Convertible Preferred Stock	8-K	000-51531	3.1	10/26/2017

3.5	Certificate of Designation of Series E Convertible Preferred Stock	8-K	000-51531	3.1	1/22/2019

3.6	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

3.7	Certificate of Designation of the Series F Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	7/12/2019

4.1	Specimen Common Stock certificate of the Registrant	10-K	000-51531	4.2	3/29/2011

4.2	Specimen Preferred Series B Stock Certificate	8-K	000-51531	4.1	12/16/2015

4.3	Specimen Preferred Series C Stock Certificate	8-K	000-51531	4.1	10/19/2016

4.4	Specimen Preferred Series D Stock Certificate	8-K	000-51531	4.1	10/26/2017

4.5	Form of Common Stock Purchase Warrant	8-K	000-51531	4.2	10/26/2017

4.6	Registration Rights Agreement	8-K	000-51531	4.1	6/25/2018

4.7	Specimen Preferred Series E Stock Certificate	8-K	000-51531	4.1	1/22/2019

4.8	Specimen Preferred Series F Stock Certificate	8-K	000-51531	4.1	7/12/2019

10.1	Amended and Restated Collaboration Agreement, dated March 31, 2011, by and between the Registrant and Biogen MA Inc.	10-Q/A	000-51531	10.4	6/30/2011

10.2	License Agreement, dated March 31, 2011, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-Q/A	000-51531	10.5	6/30/2011

10.3	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

10.4*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

10.5	Sales Agreement, dated August 11, 2011, between Sunesis Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.	8-K	000-51531	10.1	8/11/2011

10.6*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012

10.7*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.58	3/14/2012

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8	Amendment No. 1 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated April 10, 2013	8-K	000-51531	10.1	4/10/2013

10.9†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen MA Inc.	10-K	000-51531	10.18	3/7/2019

10.10†	Amended and Restated License Agreement, dated January 8, 2014, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.47	3/6/2014

10.11	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.48	3/6/2014

10.12	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.1	8/05/2014

10.13	Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.44	3/12/2015

10.14	Third Amendment to Office Lease, dated September 1, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.5	11/5/2015

10.15	Amendment No. 2 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated March 12, 2015	8-K	000-51531	10.1	3/12/2015

10.16	Warrant, dated March 31, 2016, issued to Solar Capital Ltd.	10-Q	000-51531	10.4	5/9/2016

10.17	Warrant, dated March 31, 2016, issued to Western Alliance Bank	10-Q	000-51531	10.5	5/9/2016

10.18	Fourth Amendment to Office Lease, dated May 11, 2016, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.4	7/29/2016

10.19*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-51531	10.2	5/8/2017

10.20*	2011 Equity Incentive Plan, as amended	DEF 14A	000-51531	Appendix A	4/20/2017

10.21	Amendment No. 3 to Sales Agreement, dated August 11, 2011, between the Registrant and Cantor Fitzgerald & Co., dated November 7, 2017	8-K	000-51531	10.1	11/7//2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.22	Fifth Amendment to Office Lease, dated October 17, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.42	3/9/2018

10.23	Partial Lease Termination Agreement to Office Lease, dated November 19, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.43	3/9/2018

10.24*	Executive Severance Benefits Agreement, dated November 30, 2017, by and between the Registrant and William P. Quinn	10-K	000-51531	10.45	3/9/2018

10.25	Common Stock Purchase Agreement, dated June 25, 2018, between the Registrant and Aspire Capital Fund, LLC.	8-K	000-51531	10.1	6/25/2018

10.26*	2019 Bonus Program	8-K	000-51531	10.1	2/4/2019

10.27	Term Loan Agreement, dated April 26, 2019, by and between Sunesis Pharmaceuticals, Inc. and Silicon Valley Bank	8-K	000-51531	10.1	4/29/2019

10.28*	2020 Bonus Program	8-K	000-51531	10.1	2/14/2020

10.29†	Amended and Restated License Agreement, dated December 13, 2019, by and between the Registrant and Millennium Pharmaceuticals, Inc.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on Signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2020.

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

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D.	Chairman of the Board	March 10, 2020
James W. Young, Ph.D.

/S/ DAYTON MISFELDT	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020
Dayton Misfeldt

/S/ WILLIAM P. QUINN	Chief Financial Officer, Senior Vice President, Finance and Corporate Development (Principal Financial Officer and Principal Accounting Officer)	March 10, 2020
William P. Quinn

/S/ STEVE CARCHEDI	Director	March 10, 2020
Steve Carchedi

/S/ STEVEN B. KETCHUM, PH.D	Director	March 10, 2020
Steven B. Ketchum, Ph. D.

/S/ NICOLE ONETTO	Director	March 10, 2020
Nicole Onetto

/S/ HOMER L. PEARCE, PH.D.	Director	March 10, 2020
Homer L. Pearce, Ph.D.

/S/ DAVID C. STUMP, M.D.	Director	March 10, 2020
David C. Stump, M.D.

/S/ H. Ward wolff	Director	March 10, 2020
H. Ward Wolff