Form 10-Q
period 2020-03-31
SUNESIS PHARMACEUTICALS INC
filed 2020-05-07
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had approximately 111,393,000 shares of common stock, $0.0001 par value per share, outstanding as of May 4, 2020.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,974	$12,761
Restricted cash	5,500	5,500
Marketable securities	3,445	16,364
Prepaids and other current assets	1,790	1,697
Total current assets	30,709	36,322
Property and equipment, net	1	3
Operating lease right-of-use asset	681	817
Other assets	96	98
Total assets	$31,487	$37,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$862	$791
Accrued clinical expense	600	521
Accrued compensation	746	985
Other accrued liabilities	1,039	1,109
Notes payable	5,469	5,465
Operating lease liability - current	545	545
Total current liabilities	9,261	9,416
Other liabilities	4	9
Operating lease liability - long term	136	272
Total liabilities	9,401	9,697
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	11,769	11,769
Common stock	11	11
Additional paid-in capital	698,881	698,562
Accumulated other comprehensive income	—	1
Accumulated deficit	(688,575)	(682,800)
Total stockholders’ equity	22,086	27,543
Total liabilities and stockholders’ equity	$31,487	$37,240

(1)

The condensed consolidated balance sheet as of December 31, 2019, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended March 31,
	2020	2019
	(Unaudited)
Revenue:
License and other revenue	$120	$—
Total revenues	120	—
Operating expenses:
Research and development	3,690	3,248
General and administrative	2,228	2,439
Total operating expenses	5,918	5,687
Loss from operations	(5,798)	(5,687)
Interest expense	(70)	(261)
Other income, net	93	88
Net loss	(5,775)	(5,860)
Unrealized loss on available-for-sale securities	(1)	—
Comprehensive loss	$(5,776)	$(5,860)
Basic and diluted loss per common share:
Net loss	$(5,775)	$(5,860)
Shares used in computing net loss per common share	111,393	59,142
Net loss per common share	$(0.05)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,775)	$(5,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	319	417
Accretion of investment discounts and depreciation	(37)	2
Amortization of debt discount and debt issuance costs	4	42
Changes in operating assets and liabilities:
Prepaids and other assets	(91)	(91)
Accounts payable	71	(532)
Accrued clinical expense	79	(80)
Accrued compensation	(239)	(266)
Other accrued liabilities	(75)	255
Net cash used in operating activities	(5,744)	(6,113)
Cash flows from investing activities
Purchases of marketable securities	(748)	—
Proceeds from maturities of marketable securities	13,705	—
Net cash provided by investing activities	12,957	—
Cash flows from financing activities
Principal payments on notes payable	—	(1,406)
Proceeds from issuance of convertible preferred stock offering, net	—	7,944
Proceeds from issuance of common stock, net	—	10,690
Net cash provided by financing activities	—	17,228
Net increase in cash, cash equivalents and restricted cash	7,213	11,115
Cash, cash equivalents and restricted cash at beginning of period	18,261	13,696
Cash, cash equivalents and restricted cash at end of period	$25,474	$24,811
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$—	$3,228
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,362
Legal expenses accrued as cost of equity financing	$—	$98

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended March 31, 2020
	(Unaudited)
						Accumulated
						Other		Total
	Convertible				Additional	Comprehensive		Stock
	Preferred Stock		Common Stock		Paid-In	Income	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance as of December 31, 2019	20	$11,769	111,393	$11	$698,562	$1	$(682,800)	$27,543
Stock-based compensation expenses	—	—	—	—	319	—	—	319
Net loss	—	—	—	—	—	—	(5,775)	(5,775)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2020	20	$11,769	111,393	$11	$698,881	$—	$(688,575)	$22,086

	Three months ended March 31, 2019
	(Unaudited)
						Accumulated
						Other		Total
	Convertible				Additional	Comprehensive		Stock
	Preferred Stock		Common Stock		Paid-In	Income	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
						Accumulated
						Other		Total
	Convertible				Additional	Comprehensive		Stock
	Preferred Stock		Common Stock		Paid-In	Income	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance as of December 31, 2018	18	$20,998	37,474	$4	$642,460	$—	$(659,469)	$3,993
Issuance of common and preferred stock in underwritten offering, net of issuance costs	17	7,877	23,000	2	10,657	—	—	18,536
Conversion of preferred stock to common stock	(7)	(3,228)	7,000	1	3,227	—	—	—
Issuance of common stock from vesting of restricted stock awards	—	—	104	—	54	—	—	54
Stock-based compensation expenses	—	—	—	—	363	—	—	363
Net loss	—	—	—	—	—	—	(5,860)	(5,860)
Balance as of March 31, 2019	28	$25,647	67,578	$7	$656,761	$—	$(665,329)	$17,086

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. The Company has completed the safety evaluation period for the 400 mg cohort, and the seventh cohort, testing 500 mg twice daily, is now in process.

The Company is developing SNS-510, a PDK1 inhibitor that it in-licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K signaling and PIP3-independent pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers.

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

In December 2019, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) assigned to Sunesis worldwide rights to vosaroxin. The Company entered into an agreement (the “Denovo License Agreement”) to license vosaroxin to Denovo Biopharma, LLC (“Denovo”), pursuant to which Sunesis received a $200,000 upfront payment and is eligible to receive up to $57.0 million in regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of March 31, 2020, the Company had cash and cash equivalents, restricted cash, and marketable securities totaling $28.9 million and an accumulated deficit of $688.6 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its BTK inhibitor, vecabrutinib. The Company has product candidates that are still in the early stages of development and will require significant additional investment.

The Company’s cash and cash equivalents, restricted cash, and marketable securities are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital, repay debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The principal payments due under the SVB Loan Agreement (as defined in Note 6) have been classified as a current liability as of March 31, 2020 due to the considerations discussed above and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default (as defined in Note 6), SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company has not been notified of an event of default by SVB as of the date of the filing of this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for a fair presentation of the periods presented. The balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Various disclosure requirements have been removed, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, the valuation processes for Level 3 fair value measurements held at the end of the reporting period. The ASU also modified various disclosure requirements and added some disclosure requirements for Level 3 fair value measurements. The additional disclosures on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company adopted this ASU during the quarter ended March 31, 2020. The adoption of this ASU did not have a significant impact on its condensed financial statements and related disclosures.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses.  For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses, Topic 326, providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defers the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after 15 December 2022, including interim periods within those fiscal years. The standard and other related subsequently issued ASUs will be effective for the Company for annual periods beginning after December 15, 2022, with early adoption permitted beginning in 2019. The Company is currently evaluating the impact that the adoption of the standard and other related subsequently issued ASUs will have on its condensed financial statements and accompanying footnotes.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for the Company on January 1, 2021. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its condensed financial statements and accompanying footnotes.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sunesis Europe Limited, a United Kingdom corporation, and Sunesis Pharmaceuticals (Malta) Ltd., a Malta corporation. All intercompany balances and transactions have been eliminated in consolidation.

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes thereto. Actual results could differ materially from these estimates. Estimates, assumptions and judgments made by management include those related to valuation of marketable securities, equity and related instruments, revenue recognition, stock-based compensation and clinical trial accounting.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of March 31, 2020 and December 31, 2019.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2020	2019
Warrants to purchase shares of common stock	208	218
Convertible preferred stock	19,714	16,331
Options to purchase shares of common stock	7,960	4,005
Outstanding securities not included in calculations	27,882	20,554

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated, which are comprised solely of available-for-sale marketable securities with remaining contractual maturities of one year or less (in thousands):

March 31, 2020	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$19,050	$—	$—	$19,050
U.S. commercial paper	Level 2	3,445	—	—	3,445
Total available-for-sale securities		22,495	—	—	22,495
Less amounts classified as cash equivalents		(19,050)	—	—	(19,050)
Amounts classified as marketable securities		$3,445	$—	$—	$3,445

December 31, 2019	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$3,495	$—	$—	$3,495
U.S. Treasury securities	Level 1	$1,594	$1	$—	$1,595
Repurchase agreements	Level 2	$5,000	$—	$—	$5,000
U.S. corporate debt obligations	Level 2	$5,155	$—	$—	$5,155
U.S. commercial paper	Level 2	$11,412	$—	$—	$11,412
Total available-for-sale securities		26,656	1	—	26,657
Less amounts classified as cash equivalents		(10,293)	—	—	(10,293)
Amounts classified as marketable securities		$16,363	$1	$—	$16,364

There were no available-for-sale securities in an unrealized loss position as of March 31, 2020 and December 31, 2019. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of these securities. As of March 31, 2020, we did not hold any investments with a maturity exceeding 12 months or that have been in a continuous loss position for 12 months or more. There were no realized gains or losses on the available-for-sale debt securities during the three months ended March 31, 2020 and 2019.

5. License Agreements

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

Takeda Oncology

In March 2011, Takeda Oncology purchased and exclusively licensed Biogen’s rights to a PDK1 inhibitor program and a pan-Raf inhibitor program which were both originally developed through a collaboration agreement between Sunesis and Biogen. In January 2014, the Company entered into an amended and restated license agreement with Takeda Oncology (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In December 2019, the Company partitioned the Amended Takeda Agreement into two separate agreements: (i) an amended and restated license agreement for PDK (the “PDK Agreement”), and (ii) an amended and restated license agreement for RAF (the “Millennium RAF Agreement”). Pursuant to the PDK Agreement, the Company may in the future be required to make up to $9.1 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and tiered royalty payments depending on related product sales, if any, in the mid-single digits.

DOT-1

In December 2019, Takeda Oncology assigned the Millennium RAF Agreement to DOT-1, a venture capital-funded biopharmaceutical company. The Company entered into a concurrent license agreement with DOT-1. Pursuant to this agreement, the Company received a $2.0 million upfront payment from DOT-1 to grant DOT-1 a worldwide, exclusive license of TAK-580. The agreement also includes up to $57.0 million in pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580. The Company recognized the $2.0 million upfront payment as revenue in 2019 upon execution of the contract. All future event-based milestone and royalty payments are considered fully constrained and therefore, no revenue has been recognized during the three-months ended March 31, 2020.

Denovo

In December 2019, the Company entered into the Denovo License Agreement, pursuant to which Sunesis licensed vosaroxin intellectual property to Denovo, received an upfront payment of $0.2 million, and is eligible to receive up to $57.0 million in regulatory and commercial milestones payments and double-digit royalty payments on future sales of vosaroxin. The Company recognized as revenue the $0.1 million of the upfront payment in 2019 and the remaining $0.1 million during the three months ended March 31, 2020 when the identified performance obligation was satisfied. All future event-based milestone and royalty payments are considered fully constrained and therefore, no revenue has been recognized on these fully constrained variable consideration during the three-months ended March 31, 2020.

6. Notes Payable

In April 2019, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB Loan Agreement”), pursuant to which the Company borrowed $5.5 million. In April 2020, the Company entered into a deferral agreement with Silicon Valley Bank (the “SVB Deferral Agreement”), which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowings to June 1, 2023. Under the terms of the SVB Loan Agreement and SVB Deferral Agreement, the Company is required to make interest-only payments through June 30, 2021 on the borrowings at a floating rate equal to the greater of the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 4% of the original principal amount of the borrowings (“Final Payment Fee”).  Additionally, the Company may prepay all, but not less than all, of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank (“SVB”).  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $110,000 if the prepayment occurs on or after the 1st anniversary of April 26, 2019 (the “Effective Date”), but prior to the 2nd anniversary of the Effective Date; or (b) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

The Company’s obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB (the “Collateral Account”). The Company is obligated to maintain sufficient cash in the Collateral Account at all times in an amount equal to or greater than the outstanding balance of the borrowings. The Company has classified the Collateral Account as restricted cash on its condensed consolidated balance sheets as of March 31, 2020.

The SVB Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company was in compliance with all applicable covenants set forth in the SVB Loan Agreement as of March 31, 2020. The principal payments due under the SVB Loan Agreement have been classified as a current liability at March 31, 2020 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by the Lenders as of the date of the filing of this Form 10-Q.

Aggregate future minimum payments due under the SVB Loan Agreement as of March 31, 2020 with terms of the SVB Deferral Agreement reflected, were as follows (in thousands):

Through December 31,	Total
2020	$135
2021	1,544
2022	2,843
2023	1,608
Total minimum payments	6,130
Less amount representing interest	(630)
Total notes payable as of March 31, 2020	5,500
Less unamortized debt discount and issuance costs	(31)
Less carrying amount of notes payable	(5,469)
Non-current portion of notes payable	$—

7. Stockholders’ Equity

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three months ended March 31, 2020, no shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal. As of March 31, 2020, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the three months ended March 31, 2020, no shares were issued under the Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”). Aspire’s remaining purchase commitment was $10.9 million as of March 31, 2020 and Aspire’s obligation under the CSPA will automatically terminate on June 25, 2020.

8. Stock-Based Compensation

Employee and non-employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Research and development	$112	$156
General and administrative	193	216
Employee stock-based compensation expense	305	372
Non-employee stock-based compensation expense	14	45
Total stock-based compensation expense	$319	$417

9. Leases

The Company’s operating lease obligations as of March 31, 2020 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term for two additional years in its determination of the lease term as the exercise of the option was not reasonably certain when the lease was last amended in December 2017. The remaining lease term as of March 31, 2020 was 1.25 years.

The cash paid for operating lease liability was $0.2 million for the three months ended March 31, 2020.

Maturity of lease liability is as follows (in thousands):

Through December 31,
2020	$436
2021	294
Total rental payments	730
Less imputed interest	(49)
Present value of lease liability	$681

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.1 million for each of the three months ended March 31, 2020 and 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (the “ SEC”), filings, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to our expectations for gaining marketing approval in the United States, including the continued development and commercialization of vecabrutinib (formerly SNS-062), SNS-510, and other product candidates, the timing of our Phase 1b/2 trial of vecabrutinib, presenting clinical data and initiating clinical trials, our ability to maintain and operate our business, including our clinical supply chain and ability to initiate and complete preclinical studies and clinical trials, in light of the recent COVID-19 pandemic, our future research and development activities, including clinical testing and the costs and timing thereof, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, including those related to TAK 580 and vosaroxin, sufficiency of our cash resources, our ability to raise additional funding when needed, any statements concerning anticipated regulatory activities or licensing or collaborative arrangements; the geographic, social and economic impact of COVID-19, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

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

Our lead program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. Ibrutinib was the first BTK inhibitor approved for the treatment of chronic lymphocytic leukemia (“CLL”), mantle cell lymphoma (“MCL”), and other B-cell malignancies. Ibrutinib is the market leader in CLL, marketed by Johnson & Johnson and AbbVie Inc. (“AbbVie”), with approximately $7 billion in net revenues in 2019. The C481 mutation has been seen in patients who developed resistance to ibrutinib, acalabrutinib and zanubrutinib, other covalent BTK inhibitors that are approved for treatment of MCL; acalabrutinib is also approved for CLL.

Vecabrutinib is being studied in a Phase 1b/2 clinical trial to assess safety and activity in patients with CLL and other advanced B-cell malignancies after two or more prior therapies, including ibrutinib or another covalent BTK inhibitor where approved for the disease. We completed the safety evaluation period for the 400 mg cohort and thus far vecabrutinib has a favorable safety profile. The seventh cohort, testing 500 mg twice daily, is in process. Vecabrutinib was developed as a result of a collaboration agreement with Biogen MA Inc. (“Biogen”), and we must pay a royalty on sales of vecabrutinib when and if approved and commercialized.

We are developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K signaling and PIP3-independent pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. In in vivo studies, SNS-510 demonstrated potent, pathway-mediated antitumor activity in

FLT3-mutated and wild-type AML xenograft mouse models. We are conducting an Investigational New Drug (“IND”)-enabling program for SNS-510 and plan to file an IND by the end of 2020.

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

Impact of Coronavirus (“COVID-19”) on Our Operations

In December 2019, a novel strain of coronavirus, otherwise known as COVID-19, was reported in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. Our employees have been working from home since March 16, 2020, when California’s San Mateo County issued its first shelter-in-place order.

COVID-19 has impacted the conduct of vecabrutinib’s Phase 1b/2 trial to accommodate patient safety and study conduct in accordance with guidance from U.S. Food and Drug Administration (the “FDA”). There have been some delays in gathering clinical data, but we continue to expect results from the 500 mg cohort and on patients from lower dose cohorts who remain on treatment in the second quarter of 2020. We expect potential delays in vecabrutinib development due to impact on sites, patient enrollment, treatment visits and data collection. We will assess how best to pursue vecabrutinib development as the COVID-19 situation evolves and data from the trial emerge. Manufacturing of vecabrutinib and SNS-510 has experienced some delays but is not currently expected to have a material adverse impact on our clinical programs.

Toxicology and other nonclinical studies for the SNS-510 program have not experienced significant delays at this time and remain on schedule for submission of an IND by the end of the year. As of the date of the filing of this quarterly report on Form 10-Q, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into collaborative arrangements or strategic transactions, to permit the Company to continue operations. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Recent Financial History

SVB Deferral Agreement

In April 2020, we entered into a deferral agreement with Silicon Valley Bank (the “SVB Deferral Agreement”), which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowing under the existing term loan agreement (the “SVB Loan Agreement”) to June 1, 2023.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three months ended March 31, 2020, no shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent and/or principal. As of March 31, 2020, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the three months ended March 31, 2020, no shares were issued under the Common Stock Purchase Agreement (the “CSPA”), with Aspire Capital Fund, LLC (“Aspire”). Aspire’s remaining purchase commitment under the CSPA was $10.9 million as of March 31, 2020 and Aspire’s obligation under the CSPA will automatically terminate on June 25, 2020.

Capital Requirements

We have incurred significant losses in each year since our inception. As of March 31, 2020, we had cash and cash equivalents, restricted cash, and marketable securities of $28.9 million and an accumulated deficit of $688.6 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our BTK inhibitor, vecabrutinib. We have product candidates that are still in the early stages of development and will require significant additional investment.

We expect our cash and cash equivalents and marketable securities of $23.4 million, which excludes restricted cash of $5.5 million, as of March 31, 2020 are not sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended March 31, 2020, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended March 31, 2020, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended March 31, 2020, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

In addition, the COVID-19 pandemic may negatively impact our workforce and our research and development activities. While this will reduce travel and other costs in the near term, this may ultimately have a material adverse effect on our liquidity, although we are unable to make any prediction with certainty given the rapidly changing nature of the pandemic and governmental and other responses to it.

We are taking steps to manage its resources by reducing and/or deferring capital expenditures, and operating expenses to mitigate the adverse impact of the pandemic. Future impacts of COVID-19 may require further actions by the Company to improve its cash position, including but not limited to, implementing employee furloughs and foregoing capital expenditures and other discretionary expenses. Our liquidity may be negatively impacted if normal business operations are not resumed in the near-term. Further, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2020 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Revenue

Total revenue was $0.1 million and nil for the three months ended March 31, 2020 and 2019, respectively. The increase in revenue was primarily due to revenue recognized from the upfront payment received under the license agreement with Denovo.

Research and Development Expense

Research and development expense was $3.7 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $0.5 million between the comparable three months periods was primarily due to a $0.5 million increase in professional services and $0.2 million increase in clinical expense related to the preparation for the Phase 2 portion of our ongoing clinical trial for vecabrutinib. The increase is partially offset by a $0.3 million decrease in salary and personnel expenses due to lower headcount.

General and Administrative Expense

General and administrative expense was $2.2 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.2 million between the comparable three months periods was primarily due to a decrease in professional services expenses due to lower patent expenses.

Interest Expense

Interest expense was $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest expenses resulted from lower interest paid due to the lower interest rate on the lower principal amount under the SVB Loan Agreement as compared to our prior loan agreement with Western Alliance Bank and Solar Capital Ltd. in 2019.

Other Income, Net

Other income, net, was $0.1 million for each of the three months ended March 31, 2020 and 2019. The other income, net, was primarily comprised of interest income from our money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of March 31, 2020, we had cash and cash equivalents, restricted cash, and marketable securities of $28.9 million and an accumulated deficit of $688.6 million, compared to cash and cash equivalents of $34.6 million and an accumulated deficit of $682.8 million as of December 31, 2019. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment.

We expect our cash and cash equivalents and marketable securities of $23.4 million, which excludes restricted cash of $5.5 million, as of March 31, 2020 are not sufficient to support our operations for a period of twelve months beyond the date the condensed consolidated financial statements for the quarter ended March 31, 2020, are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

During the three months ended March 31, 2020, no shares of common stock were sold under the Sales Agreement with Cantor. As of March 31, 2020, $43.1 million of common stock remains available to be sold under the Sales Agreement with Cantor, subject to certain conditions as specified in the Sales Agreement. As of March 31, 2020, the remaining purchase commitment for Aspire under the CSPA was $10.9 million and Aspire’s obligation under the CSPA will automatically terminate on June 25, 2020.

Our cash and cash equivalents, restricted cash, and marketable securities totaled $28.9 million as of March 31, 2020, as compared to $34.6 million as of December 31, 2019. The decrease of $5.7 million was due to cash used in operating activities, mainly resulting from our net loss of $5.8 million for the three months ended March 31, 2020.

In April 2019, we entered into the SVB Loan Agreement, pursuant to which we borrowed $5.5 million. In April 2020, we entered into the SVB Deferral Agreement, which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowing under the SVB Loan Agreement to June 1, 2023.

Under the terms of the SVB Loan Agreement and SVB Deferral Agreement, we are required to make interest-only payments through June 30, 2021 on the borrowings at a floating rate equal to the greater of the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, we are required to make a final payment equal to 4% of the original principal amount of the borrowings (the “Final Payment Fee”). Additionally, we may prepay all, but not less than all of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank (“SVB”). Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of (a) $110,000 if the prepayment occurs on or after the 1st anniversary of April 26, 2019 (the “Effective Date”), but prior to the 2nd anniversary of the Effective Date; or (b) $55,000 if the prepayment occurs on or after the 2nd anniversary of the Effective Date.

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

Cash Flows

Net cash used in operating activities was $5.7 million for the three months ended March 31, 2020, as compared to $6.1 million for the same period in 2019. Net cash used in the three months ended March 31, 2020, resulted primarily from the net loss of $5.8 million and changes in operating assets and liabilities of $0.3 million, offset by adjustments for non-cash items of $0.3 million. Net cash used in the three months ended March 31, 2019, resulted primarily from the net loss of $5.9 million, partially offset by adjustments for non-cash items of $0.5 million and changes in operating assets and liabilities of $0.7 million.

Net cash provided by investing activities was $13.0 million for the three months ended March 31, 2020, as compared to nil for the same period in 2019. Net cash provided by investing activities in 2020 consists primarily of maturities of marketable securities.

Net cash provided by financing activities was nil for the three months ended March 31, 2020, as compared to $17.2 million for the same period in 2019. Net cash provided in 2019 resulted primarily from $18.6 million net proceeds from issuance common and preferred stock offset by $1.4 million principal payment on our prior loan agreement with Western Alliance Bank and Solar Capital Ltd.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2020, we had cash and cash equivalents, restricted cash, and marketable securities of $28.9 million and cash used in operating activities of $5.7 million for the three months ended March 31, 2020.

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA, European Medicines Agency (the “EMA”), or similar regulatory agencies in other countries, and has been successfully commercialized, if ever. We will need to raise substantial additional funding to complete the development and potential commercialization of any of our development programs. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining FDA, EMA, or other regulatory approvals;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the costs of supporting our arrangements with Takeda.

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

In addition, the recent COVID-19 pandemic has significantly disrupted world financial markets and negatively impacted US market conditions. This may reduce opportunities for us to find additional funding from partnering or selling equity. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our interim Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 10, 2020.

Risks Related to Our Business

We need to raise substantial additional funding to continue the development of vecabrutinib, SNS-510, and any other future programs.*

We will need to raise substantial additional capital to:

•	fund additional nonclinical and clinical trials of vecabrutinib prior to any regulatory filing for approval;
•	fund preclinical and clinical development of SNS-510, including any potential milestone payments to Takeda Oncology;
•	expand our development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

Our future funding requirements and sources will depend on many factors, including but not limited to the:

•	rate of progress and cost of our clinical trials;
•	need for additional or expanded clinical trials;
•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	costs and timing of seeking and obtaining EMA, FDA or other regulatory approvals;
•	extent of our other development activities, including our other clinical programs and in-license agreements;
•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	effect of competing technological and market developments;
•	costs of supporting any potential future licensees or partners.

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

In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted global financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. In particular, a decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We may not ever achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the three months ended March 31, 2020 and years ended December 31, 2019 and 2018 were $5.8 million, $23.3 million and $26.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $688.6 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on kinase inhibitors with a focus on vecabrutinib. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

There is substantial doubt about our ability to continue as a going concern.*

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

We have incurred significant losses and negative cash flows from operations since our inception, and as of March 31, 2020, had cash and cash equivalents, restricted cash, and marketable securities totaling $28.9 million and an accumulated deficit of $688.6 million. We expect our cash and cash equivalents, and marketable securities of $23.4 million, which excludes restricted cash of $5.5 million, as of March 31, 2020 are not sufficient to support our operations for a period of twelve months from the date our condensed financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our need. If cash resources are insufficient to satisfy our on-going cash requirements, we will be required to scale back or discontinue our product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances that may require us to relinquish rights to our technology, substantially reduce or discontinue our operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. We note that there is significant uncertainty from the effect that the novel coronavirus may have on the availability, cost and type of financing.

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

Our product candidates may experience toxicities that in preclinical studies may preclude further development, or in clinical trials may lead to a maximum tolerated dose that is not effective, or they may fail to demonstrate efficacy at the doses tested.  If this were the case for vecabrutinib, for example, such a result would delay or prevent further development, which would severely and adversely affect our financial results, business and business prospects.

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

Our business, operations, financial results and clinical development plans and timelines could be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties whom we conduct business, including our contract manufacturers, Clinical Research Organizations (“CROs”) and others.*

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the WHO declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. COVID-19 has led to government-imposed quarantines, travel restrictions and other public health safety measures. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•

necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, which is in San Mateo County. As a result of such county and California State orders, the majority of our employees are currently telecommuting, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for vecabrutinib and SNS-510, which could delay or otherwise impact our future clinical development plans. Additionally, certain preclinical studies for our discovery research programs are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our future clinical trials. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials for vecabrutinib due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While the current SNS-510 development remains on schedule, future clinical trials may be delayed. We may not be successful in adding trial sites, may experience delays in patient enrollment or in the progress of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results. The extent to which the COVID-19 pandemic may impact our business and prospects and the overall economies of the U.S. and other countries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic could adversely impact our licensees, which could cause delays in our receipts of potential milestones and royalties under our licensing or royalty and milestone acquisition arrangements.*

As the COVID-19 pandemic continues to evolve, the companies which are working to develop and commercialize our and their products, such as vosaroxin and TAK-580, could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic, which could cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinic trials which would correspondingly delay, suspend or negate the timing of our potential receipts of milestones and royalties under our out-licensing or royalty acquisition agreements. The disruptions to our licensees could include, without limitation:

•	delays or difficulties in recruiting and enrolling new patients in their clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as their clinical trial sites and hospital staff supporting the conduct of their clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in employee resources that would otherwise be focused on the conduct of their clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruption in global shipping that may affect the transport of clinical trial supplies and materials, such as the investigational drug product used in their clinical trials;
•	delays in receiving approval from the FDA, the EMA and other U.S. and foreign federal, state and local regulatory authorities to initiate their planned clinical trials;
•

changes in FDA, state and local regulation (and those of their foreign counterparts if applicable) as part of a response to the COVID-19 outbreak which may change the ways in which clinical trials are conducted or discontinue clinical trials altogether;

•	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•

delay in the timing of other interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

•

refusal of the FDA to accept data from clinical trials in affected geographies outside the United States or of foreign regulatory authorities to accept data from clinical trials in affected areas outside their applicable countries.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and prospects and the overall economies of the U.S. and other countries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We rely on a limited number of third parties to supply us with our Active Pharmaceutical Ingredient (“API”) and Finished Drug Product (“FDP”). If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of vecabrutinib, SNS-510 and future products, if any, could be halted or significantly delayed.*

We currently rely on contract manufacturers for all API and FDP.  Additional third-party contract manufacturing organizations are relied on to manufacture key starting materials and intermediates required in the manufacture of API.  We have limited manufacturing experience, and we have not yet scaled-up to commercial scale.  The cost to manufacture at commercial scale may materially exceed the cost of clinical-stage manufacturing.

If our third-party API or FDP manufacturers are unable or unwilling to produce the API or FDP we require, we would need to establish arrangements with one or more alternative suppliers. Our API or FDP manufacturers may encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining active ingredients for our product candidates, including delays or shortages due to limited supply or capacity of production facilities as a result of the recent COVID-19 pandemic. However, establishing a relationship with an alternative supplier would likely delay our ability to produce API or FDP in a timely manner. Our ability to replace an existing manufacturer would also be challenging and time consuming because the number of potential manufacturers is limited and the FDA, EMA or other corresponding state agencies must approve any replacement manufacturer before it can be approved as a commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for us to identify and engage a reliable replacement manufacturer on acceptable terms in a timely manner, or at all. We expect to continue to depend on third-party contract manufacturers for all our API and FDP needs for the foreseeable future.

Our products require precise and high-quality manufacturing processes. In addition to process impurities, the failure of our contract manufacturers to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA or other corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business. This would deprive us of potential product revenue and result in additional losses.

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

The failure to enroll patients for clinical trials may cause delays in developing vecabrutinib or other product candidates.*

We may encounter delays if we are unable to enroll enough patients to complete clinical trials of vecabrutinib or other product candidates. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, and the eligibility criteria for the trial. In a Phase 1 dose escalation, slots are assigned to sites to avoid over-enrolling. After allocating a slot to a patient, patients may be unable to commence the study if eligibility criteria are not met or they withdraw consent. Patients participating in our trials may come off study due to progressive disease, adverse events, or they or their physician may choose to discontinue study participation. Furthermore, enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our planned regulatory submissions.

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

A loss of key personnel or difficulty in hiring employees to fill key roles could slow or prevent our ability to develop and commercialize our products. For example, we have been operating with an interim Chief Executive Officer since 2018. Recently, our Chief Financial Officer provided notice of his resignation, effective as of May 1, 2020.  If we have difficulty hiring a Chief Executive Officer or Chief Financial Officer, it may adversely impact our future prospects.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed. Further, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. Our Directors and Officers insurance provides certain coverage to our board members and executive officers, but the cost of coverage may be prohibitively expensive or not provide enough coverage.

Raising funds through lending arrangements or revenue participation agreements may restrict our operations or produce other adverse results.

In April 2019, we used the proceeds of the term loan agreement with Silicon Valley Bank (“SVB” and such agreement with SVB, the “SVB Loan Agreement”) plus cash on hand to repay our remaining obligations in the amount of $5.9 million under our prior loan agreement with Western Alliance Bank and Solar Capital Ltd and Western Alliance, as Collateral Agent, as amended. Our obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB (the “Collateral Account”). We are obligated to maintain sufficient cash in the Collateral Account at all times in an amount greater than the outstanding balance of the borrowings.

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

Our systems are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data to unauthorized persons. If we are unable to prevent such data security breaches or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. If we are unable to prevent potential data security breaches or privacy violations, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data.

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

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither we nor our present or potential future collaboration or licensing partners, if any, are permitted to market our product candidates in the United States or Europe until we receive approval of a marketing authorization application (“MAA”) or New Drug Application (“NDA”) for these respective territories, or in any other country without the equivalent marketing approval from such country. We have not received marketing approval for vecabrutinib in any jurisdiction. In addition, failure to comply with FDA, EMA, and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

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

For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”), has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that may limit or restrict reimbursement for our future products may reduce any future product revenue.

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

•

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, among other things, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. HITECH, among other things, makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity; created four new tiers of civil monetary penalties; amended HIPAA to make civil and criminal penalties directly applicable to business associates; and gave state attorneys general new authority to file civil actions to enforce the federal HIPAA laws;

•

the Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to annually report to CMS information related to certain payments or other transfers of value provided to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws, transparency statutes, and privacy and security laws. Such laws may be broader than the federal law, including that they may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers. There also are an increasing number of state laws that require manufacturers to file reports with states regarding drug pricing and marketing information, tracking and reporting of gifts, compensation, other remuneration and items of value provided to health care professionals and health care entities, or marketing expenditures; require pharmaceutical companies to, among other things, establish and implement commercial compliance programs or codes of conducts; and/or require a pharmaceutical company’s sales representatives to be registered or licensed by the state or local governmental entity. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the three months ended March 31, 2020, our common stock traded as low as $0.31 and as high as $1.13. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Moreover, on March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Our failure to meet the continued listing requirements of The Nasdaq Stock Market LLC could result in a delisting of our common stock.*

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

On March 16, 2020, The Nasdaq Stock Market LLC filed an immediately effective rule change with the SEC to permit a longer period of time for companies to regain compliance with the bid price and market value of publicly held shares continued listing requirements by tolling the compliance periods through and including June 30, 2020. The purpose of this rule change was to provide relief to companies that are out of the bid price and market value compliance by granting additional time to regain compliance. Under this rule change, our compliance period was extended through September 18, 2020. The minimum bid price requirement will be met if our common stock has a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the compliance period. Our stockholders will vote at the 2020 Annual Meeting of Stockholders (the “Annual Meeting”) to be held on June 16, 2020, to approve an amendment to our Amended and Restated Certificate of Incorporation, to effect a reverse stock split of our common stock (the “Reverse Stock Split”) pursuant to which any whole number of outstanding shares between and including 2 and 12 shares would be combined, converted and changed into one share of common stock, with the final exchange ratio to be determined by the our Board of Directors (the “Board”) in its discretion. Upon receiving stockholder approval of the proposed amendment, the Board will have the sole discretion to elect pursuant to Section 242(c) of the Delaware General Corporation Law as it determines to be in the best interests of us and our stockholders, whether to effect a Reverse Stock Split and, if so, the number of shares of our common stock between and including two and twelve which will be combined into one share of our common stock, at any time before the first anniversary of the Annual Meeting and in each instance the authorized number of shares of common stock will be reduced on a proportional basis. More about the Reverse Stock Split can be found in our definitive proxy statement filed with the SEC on April 28, 2020. While the Board has recommended that the stockholders vote “For” this proposal, there can be no assurance that the Reverse Stock Split will be adopted, or, if so, implemented by the Board upon its approval. Further, there can be no assurance that after effecting the Reverse Stock Split, we will be able to regain and maintain compliance.

If we do not regain compliance with the Rule by September 18, 2020, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel (the “Panel”). Our common stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.4	Certificate of Designation of the Series D Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	10/26/2017

3.5	Certificate of Designation of the Series E Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	1/22/2019

3.6	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

3.7	Certificate of Designation of the Series F Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	7/12/2019

4.1	Description of Capital Stock					X

10.1	Deferral Agreement, dated April 2, 2020, by and between the Registrant and Silicon Valley Bank					X

10.2	Form of Indemnification Agreement between the Registrant and each of its directors and officers	S-1	333-121646	10.5	12/23/2004

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1#	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: May 7, 2020	/s/ Dayton Misfeldt
Dayton Misfeldt
Interim Chief Executive Officer (Principal Executive and Principal Financial Officer)

Date: May 7, 2020	/s/ Tina Gullotta
Tina Gullotta
Vice President, Finance (Principal Accounting Officer)