Form 10-Q
period 2020-06-30
SUNESIS PHARMACEUTICALS INC
filed 2020-08-11
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had approximately 180,931,000 shares of common stock, $0.0001 par value per share, outstanding as of August 6, 2020.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,653	$12,761
Restricted cash	5,500	5,500
Marketable securities	—	16,364
Prepaids and other current assets	1,712	1,697
Total current assets	24,865	36,322
Property and equipment, net	—	3
Operating lease right-of-use asset	545	817
Other assets	96	98
Total assets	$25,506	$37,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$791
Accrued clinical expense	402	521
Accrued compensation	692	985
Other accrued liabilities	1,836	1,109
Notes payable	5,473	5,465
Operating lease liability - current	545	545
Total current liabilities	9,400	9,416
Other liabilities	—	9
Operating lease liability - long term	—	272
Total liabilities	9,400	9,697
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	11,769	11,769
Common stock	11	11
Additional paid-in capital	699,291	698,562
Accumulated other comprehensive income	—	1
Accumulated deficit	(694,965)	(682,800)
Total stockholders’ equity	16,106	27,543
Total liabilities and stockholders’ equity	$25,506	$37,240

(1)

The condensed consolidated balance sheet as of December 31, 2019, has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$—	$120	$—
Total revenues	—	—	120	—
Operating expenses:
Research and development	4,281	3,683	7,971	6,931
General and administrative	2,064	2,523	4,292	4,962
Total operating expenses	6,345	6,206	12,263	11,893
Loss from operations	(6,345)	(6,206)	(12,143)	(11,893)
Interest expense	(65)	(111)	(135)	(372)
Other income, net	20	76	113	164
Net loss	(6,390)	(6,241)	(12,165)	(12,101)
Unrealized loss on available-for-sale securities	—	—	(1)	—
Comprehensive loss	$(6,390)	$(6,241)	$(12,166)	$(12,101)
Basic and diluted loss per common share:
Net loss	$(6,390)	$(6,241)	$(12,165)	$(12,101)
Shares used in computing net loss per common share	111,416	72,190	111,405	65,702
Net loss per common share	$(0.06)	$(0.09)	$(0.11)	$(0.18)

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net loss	$(12,165)	$(12,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	706	811
Accretion of investment discounts and depreciation	(41)	4
Amortization of debt discount and debt issuance costs	8	107
Changes in operating assets and liabilities:
Prepaids and other assets	(13)	(647)
Accounts payable	(339)	(701)
Accrued clinical expense	(119)	25
Accrued compensation	(293)	(74)
Other accrued liabilities	718	(431)
Net cash used in operating activities	(11,538)	(13,007)
Cash flows from investing activities
Purchases of marketable securities	(747)	(2,386)
Proceeds from maturities of marketable securities	17,154	—
Net cash provided by (used in) investing activities	16,407	(2,386)
Cash flows from financing activities
Proceeds from notes payable, net of issuance cost	—	5,453
Principal payments on notes payable	—	(7,500)
Proceeds from issuance of convertible preferred stock offering, net	—	7,879
Proceeds from issuance of common stock, net	—	10,662
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	464
Proceeds from exercise of stock options and stock purchase rights	23	36
Net cash provided by financing activities	23	16,994
Net increase in cash, cash equivalents and restricted cash	4,892	1,601
Cash, cash equivalents and restricted cash at beginning of period	18,261	13,696
Cash, cash equivalents and restricted cash at end of period	$23,153	$15,297
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$—	$21,762
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,362
Legal expenses accrued as cost of equity financing	$—	$5

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended June 30, 2020
	(Unaudited)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2020	20	$11,769	111,393	$11	$698,881	$—	$(688,575)	$22,086
Issuance of common stock under employee stock purchase plans	—	—	72	—	23	—	—	23
Stock-based compensation expenses	—	—	—	—	387	—	—	387
Net loss	—	—	—	—	—	—	(6,390)	(6,390)
Balance as of June 30, 2020	20	$11,769	111,465	$11	$699,291	$—	$(694,965)	$16,106

	Three months ended June 30, 2019
	(Unaudited)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2019	28	$25,647	67,578	$7	$656,761	$—	$(665,329)	$17,086
Conversion of preferred stock to common stock	(16)	(18,534)	4,950	—	18,534	—	—	—
Issuance of common stock through controlled equity offering facilities, net of issuance cost	—	—	398	—	464	—	—	464
Issuance of common stock under employee stock purchase plans	—	—	61	—	36	—	—	36
Stock-based compensation expenses	—	—	—	—	394	—	—	394
Net loss	—	—	—	—	—	—	(6,241)	(6,241)
Balance as of June 30, 2019	12	$7,113	72,987	$7	$676,189	$—	$(671,570)	$11,739

	Six months ended June 30, 2020
	(Unaudited)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	20	$11,769	111,393	$11	$698,562	$1	$(682,800)	$27,543
Issuance of common stock under employee stock purchase plans	—	—	72	—	23	—	—	23
Stock-based compensation expenses	—	—	—	—	706	—	—	706
Net loss	—	—	—	—	—	—	(12,165)	(12,165)
Unrealized gain on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	20	$11,769	111,465	$11	$699,291	$—	$(694,965)	$16,106

	Six months ended June 30, 2019
	(Unaudited)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	18	$20,998	37,474	$4	$642,460	$—	$(659,469)	$3,993
Issuance of common and preferred stock in underwritten offering, net of issuance costs	17	7,877	23,000	2	10,657	—	—	18,536
Conversion of preferred stock to common stock	(23)	(21,762)	11,950	1	21,761	—	—	—
Issuance of common stock from vesting of restricted stock awards	—	—	104	—	54	—	—	54
Issuance of common stock through controlled equity offering facilities, net of issuance cost	—	—	398	—	464	—	—	464
Issuance of common stock under employee stock purchase plans	—	—	61	—	36	—	—	36
Stock-based compensation expenses	—	—	—	—	757	—	—	757
Net loss	—	—	—	—	—	—	(12,101)	(12,101)
Balance as of June 30, 2019	12	$7,113	72,987	$7	$676,189	$—	$(671,570)	$11,739

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Company is developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K signaling and PIP3-independent pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. The Company is conducting an Investigational New Drug-enabling program for SNS-510, and is addressing expected PI3Ki toxicities through dose regimen optimization and strategies that mitigate glucose dysregulation.

The Company’s second program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. In June 2020, the Company announced that it will not advance its non-covalent BTK inhibitor vecabrutinib in the planned Phase 2 portion of the Phase 1b/2 trial for adults with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies. The decision was made after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as the Company found insufficient evidence of activity in the BTK-inhibitor resistant disease population to move the program into Phase 2.

In July 2020, the Company announced a reduction in workforce of approximately 30% of its headcount to focus on development of its PDK1 inhibitor SNS-510. The Company incurred approximately $0.2 million in severance costs related to the reduction in workforce.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of June 30, 2020, the Company had cash and cash equivalents and restricted cash totaling $23.2 million and an accumulated deficit of $695.0 million. In July 2020, the Company completed an underwritten public offering of 59,999,999 shares of common stock for net proceeds of approximately $12.6 million, which included the exercise in full of the underwriter’s option to purchase 7,826,086 shares of common stock.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its PDK1 inhibitor, SNS-510.

The Company’s cash and cash equivalents and restricted cash are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. Though the Company raised additional funds in its July 2020 offering, the Company will require additional financing to fund working capital and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date its condensed consolidated financial statements for the quarter ended June 30, 2020, are available to be issued. If the Company is unsuccessful in its efforts to raise additional financing, the Company might be required to further reduce its operations. The principal payments due under the SVB Loan Agreement (as defined in Note 6) have been classified as a current liability as of June 30, 2020 due to the considerations discussed above and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Various disclosure requirements have been removed, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements held at the end of the reporting period. The ASU also modified various disclosure requirements and added some disclosure requirements for Level 3 fair value measurements. The additional disclosures on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company adopted this ASU during the quarter ended March 31, 2020. The adoption of this ASU did not have a significant impact on its condensed financial statements and related disclosures.

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

Cash Equivalents, Restricted Cash, and Marketable Securities

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents, which generally consist of money market funds, repurchase agreements, and corporate debt securities. Restricted cash consists of amounts pledged as collateral for term loan agreement as contractually required by the lender. Marketable securities consist of securities with original maturities of greater than three months.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of June 30, 2020 and December 31, 2019.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2020	2019
Warrants to purchase shares of common stock	208	218
Convertible preferred stock	19,714	11,381
Options to purchase shares of common stock	7,906	4,952
Outstanding securities not included in calculations	27,828	16,551

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated (in thousands):

June 30, 2020	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds – classified as cash equivalents	Level 1	$16,503	$—	$—	$16,503

December 31, 2019	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$3,495	$—	$—	$3,495
U.S. Treasury securities	Level 1	1,594	1	—	1,595
Repurchase agreements	Level 2	5,000	—	—	5,000
U.S. corporate debt obligations	Level 2	5,155	—	—	5,155
U.S. commercial paper	Level 2	11,412	—	—	11,412
Total available-for-sale securities		26,656	1	—	26,657
Less amounts classified as cash equivalents		(10,293)	—	—	(10,293)
Amounts classified as marketable securities		$16,363	$1	$—	$16,364

There were no available-for-sale securities in an unrealized loss position as of June 30, 2020 and December 31, 2019. There were no realized gains or losses on the available-for-sale debt securities during the three and six months ended June 30, 2020 and 2019. Available-for-sale marketable securities at December 31, 2019 had remaining contractual maturities of one year or less.

5. License Agreements

Biogen Idec

In March 2011, the Company entered into the first amended and restated collaboration agreement with Biogen Idec MA, Inc. (the “Biogen 1st ARCA”), which amended and restated the collaboration agreement with Biogen (the “Biogen OCA”), to provide for the discovery, development and commercialization of small molecule BTK inhibitors. In December 2013, the Company entered into a second amended and restated collaboration agreement with Biogen, to provide the Company with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. During the third quarter of 2017, the Company made a milestone payment of $2.5 million to Biogen upon the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitor for those patients with malignancies for which a BTK inhibitor is approved, and including patients with BTK C481 mutations. The payment was recorded in the research and development expenses line item in the consolidated statement of operations. The Company may also be required to make tiered royalty payments based on percentages of net sales of vecabrutinib, if any, in the mid-single-digits.

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

DOT-1

In December 2019, Takeda Oncology assigned the Millennium RAF Agreement to DOT-1, a venture capital-funded biopharmaceutical company. The Company entered into a concurrent license agreement with DOT-1. Pursuant to this agreement, the Company received a $2.0 million upfront payment from DOT-1 to grant DOT-1 a worldwide, exclusive license of TAK-580. The agreement also includes up to $57.0 million in pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580. The Company recognized the $2.0 million upfront payment as revenue in 2019 upon execution of the contract. All future event-based milestone and royalty payments are considered fully constrained and therefore, no revenue has been recognized during the three and six months ended June 30, 2020.

Denovo

In December 2019, the Company entered into the Denovo License Agreement, pursuant to which Sunesis licensed vosaroxin intellectual property to Denovo, received an upfront payment of $0.2 million, and is eligible to receive up to $57.0 million in regulatory and commercial milestones payments and double-digit royalty payments on future sales of vosaroxin. The Company recognized as revenue the $0.1 million of the upfront payment in 2019 and the remaining $0.1 million during the first quarter of 2020 when the identified performance obligation was satisfied. All future event-based milestone and royalty payments are considered fully constrained and therefore, no revenue has been recognized on these fully constrained variable consideration during the three and six months ended June 30, 2020.

6. Notes Payable

In April 2019, the Company entered into a term loan agreement with Silicon Valley Bank (“SVB Loan Agreement”), pursuant to which the Company borrowed $5.5 million. In April 2020, the Company entered into a deferral agreement with Silicon Valley Bank (the “SVB Deferral Agreement”), which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowings to June 1, 2023. Under the terms of the SVB Loan Agreement and SVB Deferral Agreement, the Company is required to make interest-only payments through June 30, 2021 on the borrowings at a floating rate equal to the greater of the Prime Rate as defined in the SVB Loan Agreement minus 2.25%, or 3.25%, followed by an amortization period of 24 months of equal monthly payments of principal plus interest amounts until paid in full. In addition to and not in substitution for the regular monthly payments of principal plus accrued interest, the Company is required to make a final payment equal to 4% of the original principal amount of the borrowings (“Final Payment Fee”).  Additionally, the Company may prepay all, but not less than all, of the borrowings at any time upon 30 days’ prior notice to Silicon Valley Bank (“SVB”).  Any such prepayment would require, in addition to payment of principal and accrued interest as well as the Final Payment Fee, a prepayment fee, in the amount of $55,000 if the prepayment occurs on or after the 2nd anniversary of April 26, 2019.

The Company’s obligations under the SVB Loan Agreement are secured by a first priority security interest in cash held at an account with SVB (the “Collateral Account”). The Company is obligated to maintain sufficient cash in the Collateral Account at all times in an amount equal to or greater than the outstanding balance of the borrowings. The Company has classified the Collateral Account as restricted cash on its condensed consolidated balance sheets as of June 30, 2020.

The SVB Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The SVB Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or its breach of the covenants under the SVB Loan Agreement. Upon the occurrence of an event of default, SVB may, among other things, accelerate the Company’s obligations under the SVB Loan Agreement. The Company was in compliance with all applicable covenants set forth in the SVB Loan Agreement as of June 30, 2020. The principal payments due under the SVB Loan Agreement have been classified as a current liability at June 30, 2020 due to the considerations discussed in Note 1 and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control.

Aggregate future minimum payments due under the SVB Loan Agreement as of June 30, 2020 were as follows (in thousands):

Through December 31,	Total
2020	$89
2021	1,545
2022	2,843
2023	1,608
Total minimum payments	6,085
Less amount representing interest	(585)
Total notes payable as of June 30, 2020	5,500
Less unamortized debt discount and issuance costs	(27)
Less carrying amount of notes payable	(5,473)
Non-current portion of notes payable	$—

7. Stockholders’ Equity

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and six months ended June 30, 2020, no shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal. As of June 30, 2020, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

During the three and six months ended June 30, 2020, no shares were issued under the Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”). Aspire’s obligation under the CSPA expired on June 25, 2020.

8. Stock-Based Compensation

Employee and non-employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development	$136	$140	$248	$296
General and administrative	157	198	350	414
Employee stock-based compensation expense	293	338	598	710
Non-employee stock-based compensation expense	94	56	108	101
Total stock-based compensation expense	$387	$394	$706	$811

9. Leases

The Company’s operating lease obligations as of June 30, 2020 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term for two additional years in its determination of the lease term as the exercise of the option was not reasonably certain when the lease was last amended in December 2017. The remaining lease term as of June 30, 2020 was one year.

The cash paid for operating lease liability was $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively.

Maturity of lease liability is as follows (in thousands):

Through December 31,
2020	$294
2021	294
Total rental payments	588
Less imputed interest	(43)
Present value of lease liability	$545

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded rent expense of $0.3 million for each of the six months ended June 30, 2020 and 2019.

10. Subsequent Events

In July 2020, the Company issued an aggregate of 9,466,000 shares of its common stock upon conversion of 1,381 shares of its non-voting Series D Convertible Preferred Stock and 8,085 shares of its non-voting Series E Convertible Preferred Stock. No shares of non-voting Series D Convertible Preferred Stock remain outstanding after the conversion. 1,915 shares of non-voting Series E Convertible Preferred Stock remain outstanding after the conversion.

In July 2020, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the SVB Loan Agreement. The repayment to SVB was approximately $5.7 million, which satisfied all of the Company’s debt obligations, including a final payment equal to 4% of the original principal amount of the borrowing.

In July 2020, the Company completed an underwritten public offering of 59,999,999 shares of its common stock, including the full exercise of the underwriter’ option to purchase 7,826,086 shares of common stock to cover over-allotments, at a price to the public of $0.23 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million, and net proceeds were approximately $12.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (the “ SEC”), filings, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to the continued development and potential of its kinase inhibitor pipeline, including the additional preclinical findings and IND-enabling studies related to SNS-510; Sunesis' strategy of addressing anticipated PI3Ki toxicities through dose regiment optimization and strategies that mitigate glucose dysregulation; the clinical and commercial potential of SNS-510; the anticipated submission of an IND for SNS-510 and the timing thereof; the therapeutic potential of vecabrutinib and potential partnerships or licensing arrangements related to vecabrutinib; Sunesis’ ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, including those related to TAK 580 and vosaroxin; Sunesis' ability to maintain and operate Sunesis' business, in light of the recent COVID-19 pandemic; Sunesis’ future research and development activities, including clinical testing and the costs and timing thereof, the potential of Sunesis’ existing product candidates to lead to the development of commercial products; sufficiency of Sunesis’ cash resources and financial position; Sunesis' ability to maximize stockholder value through Sunesis' strategic review process; developments and projections relating to Sunesis' competitors or Sunesis' industry and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

“Sunesis,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

Overview

Sunesis is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. We are developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K signaling and PIP3-independent pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. In in vivo studies, SNS-510 demonstrated potent, pathway-mediated antitumor activity in FLT3-mutated and wild-type AML xenograft mouse models. We are conducting an Investigational New Drug-enabling program for SNS-510, and are addressing expected PI3Ki toxicities through dose regimen optimization and strategies that mitigate glucose dysregulation. Depending on results from these experiments and other studies, we would potentially be in a position to submit an Investigational New Drug, or an IND, application in the first half of 2021.

Our second program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase, or BTK, with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. In June 2020, we announced that we will not advance our non-covalent BTK inhibitor vecabrutinib in the planned Phase 2 portion of the Phase 1b/2 trial for adults with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies. The decision was made after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as we found insufficient evidence of activity in the BTK-inhibitor resistant disease population to move the program into Phase 2. We intend to complete the Phase 1b portion of the Phase 1b/2 trial and are evaluating the best path forward for vecabrutinib.

In July 2020, we announced a reduction in workforce of approximately 30% of our headcount to focus on development of our PDK1 inhibitor SNS-510. We have incurred approximately $0.2 million in severance costs related to the reduction in workforce.

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

COVID-19 has impacted the conduct of vecabrutinib’s Phase 1b/2 trial to accommodate patient safety and study conduct in accordance with guidance from U.S. Food and Drug Administration (the “FDA”). There have been some delays in gathering clinical data, but we continue to follow the patients who remain on treatment in the 500 mg cohort and lower dose cohorts. We will complete the Phase 1b portion of the Phase 1b/2 trial and evaluate the best path forward for vecabrutinib. To date, our programs have not experienced significant COVID-19 related delays. The continued COVID-19 pandemic may negatively impact our workforce and our research and development activities.

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

Recent Financial History

Underwritten Offering

In July 2020, we completed an underwritten public offering of 59,999,999 shares of our common stock, including the full exercise of the underwriter’ option to purchase 7,826,086 shares of common stock to cover over-allotments, at a price to the public of $0.23 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million, and net proceeds were approximately $12.6 million.

SVB Deferral Agreement

In April 2020, we entered into a deferral agreement with Silicon Valley Bank (the “SVB Deferral Agreement”), which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowing under the existing term loan agreement (the “SVB Loan Agreement”) to June 1, 2023. In July 2020, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the SVB Loan Agreement. The repayment to Silicon Valley Bank (“SVB”) was approximately $5.7 million, which satisfied all of our debt obligations, including a final payment equal to 4% of the original principal amount of the borrowing.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and six months ended June 30, 2020, no shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent and/or principal. As of June 30, 2020, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement, and subject to a lock-up agreement entered in connection with our July 2020 offering.

Aspire Common Stock Purchase Agreement

During the three and six months ended June 30, 2020, no shares were issued under the Common Stock Purchase Agreement (the “CSPA”), with Aspire Capital Fund, LLC (“Aspire”). Aspire’s obligation under the CSPA expired on June 25, 2020.

Capital Requirements

We have incurred significant losses in each year since our inception. As of June 30, 2020, we had cash and cash equivalents and restricted cash of $23.2 million and an accumulated deficit of $695.0 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our PDK1 inhibitor, SNS-510. We have product candidates that are still in the early stages of development and will require significant additional investment.

We had cash and cash equivalents of $17.7 million, which excludes restricted cash of $5.5 million, as of June 30, 2020. Subsequent to June 30, 2020, we have raised approximately $12.6 million in net proceeds from the July 2020 public offering and repaid approximately $5.7 million under the SVB Loan Agreement. We expect our current cash and cash equivalents will not be sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended June 30, 2020 are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended June 30, 2020, are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended June 30, 2020, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

We are taking steps to manage our resources by reducing and/or deferring capital expenditures, and operating expenses to mitigate the adverse impact of the pandemic. Future impacts of COVID-19 may require further actions by us to improve its cash position, including but not limited to, implementing employee furloughs and foregoing capital expenditures and other discretionary expenses. Our liquidity may be negatively impacted if normal business operations are not resumed in the near-term. Further, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time. In July 2020, we announced a reduction in workforce of approximately 30% of our head count to focus on development of our first-in-class PDK1 inhibitor SNS-510.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three and six months ended June 30, 2020 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are currently focused on the development of SNS-510, a PDK1 inhibitor, for the treatment of solid tumor and hematologic malignancies. Research and development costs typically increase as product development candidates move from early stage to later stage, larger clinical trials.  As a result, our research and development costs may increase in the future. Due to the above uncertainties and other risks inherent in the development process, we are unable to estimate the costs we will incur in the development of our product candidates in the future.

If we engage a development or commercialization partner for our development programs, or if, in the future, we acquire additional product candidates, our research and development expenses could be significantly affected. We cannot predict whether future licensing or collaborative arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We anticipate expenditures associated with vosaroxin and vecabrutinib to diminish as result of out-licensing of vosaroxin to Denovo and the completion of the Phase 1b portion of the Phase 1b/2 trial for vecabrutinib, and continuing expenditures associated with advancing the SNS-510 program in 2020 and beyond.

General and Administrative expense. General and administrative expense consists primarily of personnel costs for the related employees, including non-cash stock-based compensation; outside service costs, including fees paid to external legal advisors, marketing consultants and our independent registered public accounting firm; facilities expenses; and other administrative costs.

Results of Operations

Revenue

Total revenue was nil and $0.1 million for the three and six months ended June 30, 2020, respectively, and nil for the comparable periods in 2019. The revenue during the six month ended June 30, 2020 was primarily due to revenue recognized from the upfront payment received under the license agreement with Denovo.

Research and Development Expense

Research and development expense was $4.3 million and $8.0 million for the three and six months ended June 30, 2020, respectively, compared to $3.7 million and $6.9 million for the same periods in 2019. The increase of $0.6 million between the comparable three months periods was primarily due to a $1.1 million increase in professional service expenses related to the progress in Phase 1b portion of our ongoing clinical trial for vecabrutinib. The increase is partially offset by a $0.3 million decrease in salary and personnel expenses due to lower headcount and a $0.2 million decrease in clinical research organization (“CRO”) related expenses. The $1.1 million increase in the comparable six months period was primarily due to a $1.7 million increase in professional services and a $0.1 million increase in clinical expenses related to the progress in Phase 1b portion of our ongoing clinical trial for vecabrutinib. The increase is partially offset by a $0.7 million decrease in salary and personnel expenses due to lower headcount.

General and Administrative Expense

General and administrative expense was $2.1 million and $4.3 million for the three and six months ended June 30, 2020, respectively, compared to $2.5 million and $5.0 million for the same periods in 2019. The decrease of $0.4 million between the comparable three months periods was primarily due to a $0.2 million decrease in professional service expenses due to lower patent expenses and a $0.2 million decrease in salary and personnel expenses due to lower headcount and less business-related travel. The $0.7 million decrease in the comparable six months periods was primarily due to a $0.4 million decrease in professional service expenses due to lower patent expenses and a $0.2 million decrease in salary and personnel expenses due to lower headcount and less business-related travels.

Interest Expense

Interest expense was $0.1 million for each of the three and six months ended June 30, 2020, compared to $0.1 million and $0.4 million for the same periods in 2019, respectively. The decrease in interest expenses in the comparable six months periods resulted from lower interest paid due to the lower interest rate on the lower principal amount under the SVB Loan Agreement as compared to our prior loan agreement with Western Alliance Bank and Solar Capital Ltd. in 2019.

Other Income, Net

Other income, net, was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively, compared to $0.1 million and $0.2 million for same periods in 2019. The other income, net, was primarily comprised of interest income from our money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of June 30, 2020, we had cash and cash equivalents and restricted cash of $23.2 million and an accumulated deficit of $695.0 million, compared to cash and cash equivalents of $34.6 million and an accumulated deficit of $682.8 million as of December 31, 2019. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment.

We had cash and cash equivalents of $17.7 million, which excludes restricted cash of $5.5 million, as of June 30, 2020. Subsequent to June 30, 2020, we have raised approximately $12.6 million in net proceeds from the July 2020 public offering and repaid approximately $5.7 million under the SVB Loan Agreement. We expect our current cash and cash equivalents will not be sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended June 30, 2020 are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

In July 2020, we completed an underwritten public offering of 59,999,999 shares of our common stock, including the full exercise of the underwriter’ option to purchase 7,826,086 shares of common stock to cover over-allotments, at a price to the public of $0.23 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million, and net proceeds were approximately $12.6 million.

During the three and six months ended June 30, 2020, no shares of common stock were sold under the Sales Agreement with Cantor. As of June 30, 2020, $43.1 million of common stock remains available to be sold under the Sales Agreement with Cantor, subject to certain conditions as specified in the Sales Agreement, and subject to a lock-up agreement entered in connection with our July 2020 offering. Aspire’s obligation under the CSPA expired on June 25, 2020.

Our cash and cash equivalents and restricted cash totaled $23.2 million as of June 30, 2020, as compared to $34.6 million as of December 31, 2019. The decrease of $11.4 million was due to cash used in operating activities, mainly resulting from our net loss of $12.2 million for the six months ended June 30, 2020, partially offset by adjustments for non-cash items of $0.7 million.

In April 2019, we entered into the SVB Loan Agreement, pursuant to which we borrowed $5.5 million. In April 2020, we entered into the SVB Deferral Agreement, which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowing under the SVB Loan Agreement to June 1, 2023. In July 2020, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the SVB Loan Agreement. The repayment to Silicon Valley Bank (“SVB”) was approximately $5.7 million, which satisfied all of our debt obligations, including a final payment equal to 4% of the original principal amount of the borrowing.

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

Cash Flows

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2020, as compared to $13.0 million for the same period in 2019. Net cash used in the six months ended June 30, 2020, resulted primarily from the net loss of $12.2 million, partially offset by adjustments for non-cash items of $0.7 million. Net cash used in the six months ended June 30, 2019, resulted primarily from the net loss of $12.1 million, partially offset by adjustments for non-cash items of $0.9 million and changes in operating assets and liabilities of $1.8 million.

Net cash provided by investing activities was $16.4 million for the six months ended June 30, 2020, as compared to $2.4 million net cash used by investing activities for the same period in 2019. Net cash provided by investing activities in 2020 consists primarily of maturities of marketable securities and net cash used in investing activities in 2019 consists of purchase of marketable securities.

Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2020, as compared to $17.0 million for the same period in 2019. Net cash provided in 2019 resulted primarily from $19.0 million net proceeds from issuance of common and preferred stock, and $5.5 million proceeds from the SVB Loan Agreement, offset by $7.5 million principal payment on our prior loan agreement with Western Alliance Bank and Solar Capital Ltd.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2020, we had cash and cash equivalents and restricted cash of $23.2 million and cash used in operating activities of $11.5 million for the six months ended June 30, 2020.

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

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our SNS-510 program, potentially including any additional clinical trials or subsequent regulatory filings in the United States or Europe, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

In addition, the recent COVID-19 pandemic has significantly disrupted world financial markets and negatively impacted US market conditions. This may reduce opportunities for us to find additional funding from partnering or selling equity. Though we raised additional funds in our July 2020 offering, we will require additional financing to fund working capital and continue clinical development of SNS 510.  Further decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We need to raise substantial additional funding to continue the development of SNS-510 and any other future programs.*

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

Until we can generate a sufficient amount of licensing, collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to SNS-510, vecabrutinib, or our other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of our common stock. If we issue additional common or preferred stock or securities convertible into common or preferred stock, our stockholders will experience additional dilution, which may be significant. Further, we do not know whether additional funding will be available on acceptable terms, or at all.

In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted global financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. Though we raised additional funds in our July 2020 offering, we will require additional financing to fund working capital and continue clinical development of SNS 510. Further decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the six months ended June 30, 2020 and years ended December 31, 2019 and 2018 were $12.2 million, $23.3 million and $26.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of $695.0 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on SNS-510, a PDK1 inhibitor. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

We are unable to predict when we will generate revenue from the sale of products, if at all. In the absence of additional sources of capital or partnering opportunity, which may not be available to us on acceptable terms, or at all, the development of SNS-510 or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of our collaborators fail in clinical trials or do not gain regulatory approval, or if our future products do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

There is substantial doubt about our ability to continue as a going concern.*

We have incurred significant losses and negative cash flows from operations since our inception, and as of June 30, 2020, had cash and cash equivalents and restricted cash totaling $23.2 million and an accumulated deficit of $695.0 million. We had cash and cash equivalents of $17.7 million, which excludes restricted cash of $5.5 million, as of June 30, 2020. Subsequent to June 30, 2020, we have raised approximately $12.6 million in net proceeds from the July 2020 public offering and repaid approximately $5.7 million under the SVB Loan Agreement. We expect our current cash and cash equivalents will not be sufficient to support our operations for a period of twelve months from the date our condensed financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital, repay debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our need. If cash resources are insufficient to satisfy our on-going cash requirements, we will be required to scale back or discontinue our product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances or alternatives that may require us to relinquish rights to our technology, substantially reduce or discontinue our operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us, or any strategic alliances or alternatives would produce the desired results. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. We note that there is significant uncertainty from the effect that the novel coronavirus may have on the availability, cost and type of financing.

The development of SNS-510, vecabrutinib, or other product candidates could be halted or significantly delayed for various reasons; our clinical trials for SNS-510, vecabrutinib, or other product candidates may not lead to regulatory approval.

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

Our product candidates may experience toxicities that in preclinical studies may preclude further development, or in clinical trials may lead to a maximum tolerated dose that is not effective, or they may fail to demonstrate efficacy at the doses tested.  If this were the case for SNS-510, for example, such a result would delay or prevent further development, which would severely and adversely affect our financial results, business and business prospects.

In the case of vecabrutinib, we decided not to move the program into Phase 2 after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as we found insufficient evidence of activity in the BTK-inhibitor resistant disease.

We do not know whether our current or any future clinical trials with SNS-510, vecabrutinib, or any of our product candidates will be completed on schedule, or at all, or whether our ongoing or planned clinical trials will begin or progress on the time schedule we anticipate. The commencement and completion of future clinical trials could be substantially delayed or prevented by several factors, including:

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

We are still assessing the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Our primary operations are located in South San Francisco, which is in San Mateo County. As a result of such county and California State orders, the majority of our employees have been telecommuting and continue to work from home, which may impact certain of our operations over the near term and long term.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for SNS-510, which could delay or otherwise impact our future clinical development plans. Additionally, certain preclinical studies for our IND-enabling program are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our future clinical trials. In addition, certain of our clinical trial sites have experienced, and others may experience in the future, delays in collecting, receiving and analyzing data from patients enrolled in our clinical trial for vecabrutinib due to limited staff at such sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While the current SNS-510 preclinical development is continuing, future clinical trials may be delayed. We may not be successful in adding trial sites, may experience delays in patient enrollment or in the progress of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

We rely on a limited number of third parties to supply us with our Active Pharmaceutical Ingredient (“API”) and Finished Drug Product (“FDP”). If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of SNS-510, vecabrutinib and future products, if any, could be halted or significantly delayed.*

We currently rely on contract manufacturers for all API and FDP.  Additional third-party contract manufacturing organizations are relied on to manufacture key starting materials and intermediates required in the manufacture of API.  We have limited manufacturing experience, and we have not yet scaled-up to commercial scale.  The cost to manufacture at commercial scale may materially exceed the cost of clinical-stage manufacturing.

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

Prior to receiving approval to commercialize SNS-510, vecabrutinib, or future product candidates in Europe, the United States or in other territories, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA, EMA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe preclinical or clinical data from preclinical studies and clinical trials are promising, such data may not be sufficient to support approval by the FDA, EMA and other regulatory authorities. Results in preclinical studies may not be predictive of results in human clinical trials and early stage human clinical trials may not be predictive of results in later, larger trials.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize, our product candidates.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our planned and existing clinical trials for our product candidates. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing SNS-510, vecabrutinib, or other product candidates.

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

•

substantial damages for past infringement, which we may have to pay if a court determines that SNS-510, vecabrutinib, or any future product candidates infringe a third party’s patent or other proprietary rights;

•

a court order prohibiting us from selling or licensing SNS-510, vecabrutinib, or any future product candidates unless a third-party licenses relevant patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a third-party, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

If our competitors develop and market products that are more effective, safer or more popular than SNS-510, vecabrutinib, or other product candidates, or obtain marketing approval sooner than ours, our commercial opportunities will be negatively impacted.

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

Our proprietary rights may not adequately protect SNS-510, vecabrutinib, or future product candidates, if any.

We use patents, trade secrets, trademarks, service marks, and marketing exclusivity administered by regulatory authorities to protect our products from generic copies of our products. Our ability to build and maintain our proprietary position for any future drug candidates will depend on our success in obtaining effective patent claims and enforcing granted claims. The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect SNS-510, vecabrutinib, or other product candidates. The patents we own or license and those that may be issued in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, throughout the world, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad, valid, enforceable, or extend globally in order to prevent others from practicing our technologies or from developing competing products and technologies. Further, obtaining and maintaining patent protection relies on compliance with various procedural requirements imposed by governmental patent agencies, including, for example, mandatory document submissions and fee payments. Failure to comply with these requirements may reduce or eliminate opportunities for, or rights to, patent protection. In addition, we generally do not exclusively control the patent prosecution of subject matter that we license to or from others. Accordingly, in such cases we are unable to exercise the same degree of control over this intellectual property as we would over our own. Similarly, we do not always exclusively control patent prosecution due to contractual and other legal obligations to our licensors and collaborations partners. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents in addition to the related cost, can vary from country to country, and can change depending on changes in national and international law, and as such, cannot be predicted with certainty. In addition, we do not know whether:

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

In July 2020, we announced a reduction in workforce of approximately 30% of our head count to focus on development of our first-in-class PDK1 inhibitor SNS-510. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

A loss of key personnel or the work product of current or former personnel could hamper or prevent our ability to commercialize SNS-510, vecabrutinib, and other product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may lose key employees or have difficulty hiring employees to fill key roles.

A loss of key personnel or difficulty in hiring employees to fill key roles could slow or prevent our ability to develop and commercialize our products. For example, we have been operating with an interim Chief Executive Officer since 2018. Effective as of May 1, 2020, our Chief Financial Officer resigned and our interim Chief Executive Officer assumed obligations of a Principal Financial Officer at that time.  If we have difficulty hiring a Chief Executive Officer or Chief Financial Officer, it may adversely impact our future prospects.

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

Because we conduct the vecabrutinib clinical trials in humans, we face the risk that the use of vecabrutinib will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical trials. Although we have clinical trial liability insurance, our insurance may be insufficient to cover any such events. We do not know whether we will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical trials, even if we were ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

Even if we receive regulatory approval to sell SNS-510 or other product candidates, the market may not be receptive.

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

If SNS-510 or other product candidates fail to achieve market acceptance, due to unacceptable side effects or any other reasons, we may not be able to generate significant revenue or to achieve or sustain profitability.

Even if we receive regulatory approval for SNS-510 or any other future product candidate, we will be subject to ongoing FDA, EMA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize SNS-510 or any other future product candidate.

Any regulatory approvals that we or our potential future collaboration partners receive for SNS-510 or our future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

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

For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. The evolving effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on our business. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that may limit or restrict reimbursement for our future products may reduce any future product revenue.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the six months ended June 30, 2020, our common stock traded as low as $0.26 and as high as $1.13. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Moreover, on March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Our failure to meet the continued listing requirements of The Nasdaq Stock Market LLC could result in a delisting of our common stock.*

Our common stock is listed on The Nasdaq Stock Market LLC, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on July 9, 2019. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until January 6, 2020, to regain compliance with the minimum bid price requirement. Subsequently, we requested and on January 7, 2020 we received a second 180-calendar day extension, or until July 6, 2020, to demonstrate compliance. Under a recent Nasdaq rule change, our compliance period was further extended through September 18, 2020.

At our annual meeting of stockholders held on June 16, 2020, our stockholders approved an amendment to our amended and restated certificate of incorporation, to effect a reverse stock split of our common stock pursuant to which any whole number of outstanding shares between and including 2 and 12 shares can be combined, converted and changed into one share of common stock, with the final exchange ratio to be determined by our board of directors in its discretion. If we do not regain compliance with the Nasdaq minimum bid requirement before September 18, 2020, our board of directors will determine the final exchange ratio and we will effect the reverse stock split; however, there can be no assurance that after effecting the reverse stock split, we will be able to maintain compliance with all applicable Nasdaq listing standards.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from Nasdaq , our common stock would cease to be recognized as a covered security and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our Controlled Equity OfferingSM sales agreement, with Cantor Fitzgerald & Co. or any similar arrangements into which we may enter. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.6	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

3.7	Certificate of Designation of the Series E Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	1/22/2019

3.8	Certificate of Designation of the Series F Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	7/12/2019

10.1+	Consulting Agreement, dated May 2, 2020, by and between the Registrant and William P. Quinn					X

10.2+	Executive Severance Benefits Agreement, dated May 4, 2020, by and between the Registrant and Tina Gullotta					X

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1#	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract, compensatory plan or arrangement.

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: August 11, 2020	/s/ Dayton Misfeldt
Dayton Misfeldt
Interim Chief Executive Officer (Principal Executive and Principal Financial Officer)

Date: August 11, 2020	/s/ Tina Gullotta
Tina Gullotta
Vice President, Finance (Principal Accounting Officer)