Form 10-Q
period 2020-09-30
SUNESIS PHARMACEUTICALS INC
filed 2020-11-16
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had approximately 18,093,000 shares of common stock, $0.0001 par value per share, outstanding as of November 11, 2020.

SUNESIS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,048	$12,761
Restricted cash	—	5,500
Marketable securities	—	16,364
Prepaids and other current assets	1,576	1,697
Total current assets	27,624	36,322
Property and equipment, net	—	3
Operating lease right-of-use asset	409	817
Other assets	—	98
Total assets	$28,033	$37,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150	$791
Accrued clinical expense	380	521
Accrued compensation	901	985
Other accrued liabilities	1,727	1,109
Notes payable	—	5,465
Operating lease liability - current	409	545
Total current liabilities	3,567	9,416
Other liabilities	—	9
Operating lease liability - long term	—	272
Total liabilities	3,567	9,697
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	5,545	11,769
Common stock	2	1
Additional paid-in capital	718,522	698,572
Accumulated other comprehensive income	—	1
Accumulated deficit	(699,603)	(682,800)
Total stockholders’ equity	24,466	27,543
Total liabilities and stockholders’ equity	$28,033	$37,240

(1)

The condensed consolidated balance sheet as of December 31, 2019 (as adjusted for the Reverse Split, as defined in Note 2), has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue:
License and other revenue	$—	$—	$120	$—
Total revenue	—	—	120	—
Operating expenses:
Research and development	2,157	3,534	10,128	10,465
General and administrative	2,315	2,507	6,607	7,469
Total operating expenses	4,472	6,041	16,735	17,934
Loss from operations	(4,472)	(6,041)	(16,615)	(17,934)
Interest expense	(167)	(71)	(302)	(443)
Other income, net	1	170	114	334
Net loss	(4,638)	(5,942)	(16,803)	(18,043)
Unrealized loss on available-for-sale securities	—	—	(1)	—
Comprehensive loss	$(4,638)	$(5,942)	$(16,804)	$(18,043)
Basic and diluted loss per common share(2):
Net loss	$(4,638)	$(5,942)	$(16,803)	$(18,043)
Shares used in computing net loss per common share	15,929	10,507	12,748	7,897
Net loss per common share	$(0.29)	$(0.57)	$(1.32)	$(2.28)

(2)	Share and per-share data in the condensed consolidated statement of operations and comprehensive loss have been adjusted to give retroactive effect to the Reverse Split for all periods presented.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net loss	$(16,803)	$(18,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,106	1,276
Accretion of investment discounts and depreciation	(41)	6
Amortization of debt discount and debt issuance costs	35	112
Changes in operating assets and liabilities:
Prepaids and other assets	219	(721)
Accounts payable	(641)	(623)
Accrued clinical expense	(141)	44
Accrued compensation	(84)	234
Other accrued liabilities	574	(722)
Net cash used in operating activities	(15,776)	(18,437)
Cash flows from investing activities
Purchases of marketable securities	(747)	(13,080)
Proceeds from maturities of marketable securities	17,154	—
Net cash provided by (used in) investing activities	16,407	(13,080)
Cash flows from financing activities
Proceeds from notes payable, net of issuance cost	—	5,453
Principal payments on notes payable	(5,500)	(7,500)
Proceeds from issuance of convertible preferred stock offering, net	—	12,533
Proceeds from issuance of common stock, net	12,633	32,068
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	464
Proceeds from exercise of stock options and stock purchase rights	23	36
Net cash provided by financing activities	7,156	43,054
Net increase in cash, cash equivalents and restricted cash	7,787	11,537
Cash, cash equivalents and restricted cash at beginning of period	18,261	13,696
Cash, cash equivalents and restricted cash at end of period	$26,048	$25,233
Supplemental disclosure of non-cash activities
Conversion of preferred stock to common stock	$6,224	$21,762
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,362
Legal expenses accrued as cost of equity financing	$35	$33

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Three months ended September 30, 2020
	(Unaudited) (Note 3)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2020	20	$11,769	11,146	$1	$699,301	$—	$(694,965)	$16,106
Issuance of common and preferred stock in underwritten offering, net of issuance costs	—	—	6,000	1	12,597	—	—	12,598
Conversion of preferred stock to common stock	(10)	(6,224)	947	—	6,224	—	—	—
Stock-based compensation expenses	—	—	—	—	400	—	—	400
Net loss	—	—	—	—	—	—	(4,638)	(4,638)
Balance as of September 30, 2020	10	$5,545	18,093	$2	$718,522	$—	$(699,603)	$24,466

	Three months ended September 30, 2019
	(Unaudited) (Note 3)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2019	12	$7,113	7,299	$1	$676,195	$—	$(671,570)	$11,739
Issuance of common and preferred stock in underwritten offering, net of issuance costs	8	4,650	3,833	—	21,382	—	—	26,032
Stock-based compensation expenses	—	—	—	—	465	—	—	465
Net loss	—	—	—	—	—	—	(5,942)	(5,942)
Balance as of September 30, 2019	20	$11,763	11,132	$1	$698,042	$—	$(677,512)	$32,294

	Nine months ended September 30, 2020
	(Unaudited) (Note 3)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	20	$11,769	11,139	$1	$698,572	$1	$(682,800)	$27,543
Issuance of common stock under employee stock purchase plans	—	—	7	—	23	—	—	23
Issuance of common and preferred stock in underwritten offering, net of issuance costs	—	—	6,000	1	12,597	—	—	12,598
Conversion of preferred stock to common stock	(10)	(6,224)	947	—	6,224	—	—	—
Stock-based compensation expenses	—	—	—	—	1,106	—	—	1,106
Net loss	—	—	—	—	—	—	(16,803)	(16,803)
Unrealized gain on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Balance as of September 30, 2020	10	$5,545	18,093	$2	$718,522	$—	$(699,603)	$24,466

	Nine months ended September 30, 2019
	(Unaudited) (Note 3)
						Accumulated		Total
	Convertible				Additional	Other		Stock
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	18	$20,998	3,747	$—	$642,464	$—	$(659,469)	$3,993
Issuance of common and preferred stock in underwritten offering, net of issuance costs	25	12,527	6,133	1	32,040	—	—	44,568
Conversion of preferred stock to common stock	(23)	(21,762)	1,195	—	21,762	—	—	—
Issuance of common stock from vesting of restricted stock awards	—	—	11	—	54	—	—	54
Issuance of common stock through controlled equity offering facilities, net of issuance cost	—	—	40	—	464	—	—	464
Issuance of common stock under employee stock purchase plans	—	—	6	—	36	—	—	36
Stock-based compensation expenses	—	—	—	—	1,222	—	—	1,222
Net loss	—	—	—	—	—	—	(18,043)	(18,043)
Balance as of September 30, 2019	20	$11,763	11,132	$1	$698,042	$—	$(677,512)	$32,294

(3)	The condensed consolidated statement of stockholders’ equity has been adjusted to give retroactive effect to the Reverse Split for all periods presented.

See accompanying notes to condensed consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The Company is developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K signaling and PIP3-independent pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. SNS-510 showed synergistic activity when combined with inhibitors of CDK4/6, KRAS G12C, or BCL-2 in breast cancer, KRAS-mutant, and lymphoma cell lines in vitro. The Company is conducting Investigational New Drug-enabling studies for SNS-510 and is addressing expected PI3Ki toxicities through dose regimen optimization and strategies that mitigate glucose dysregulation.

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

In July 2020, the Company announced a reduction in workforce of approximately 30% of its headcount to focus on development of its PDK1 inhibitor SNS-510. The Company incurred approximately $0.2 million in severance costs related to the reduction in workforce in the third quarter of 2020.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of September 30, 2020, the Company had cash and cash equivalents totaling $26.0 million and an accumulated deficit of $699.6 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its PDK1 inhibitor, SNS-510.

The Company’s cash and cash equivalents are not sufficient to support its operations for a period of twelve months from the date these condensed consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date its condensed consolidated financial statements for the quarter ended September 30, 2020, are available to be issued. If the Company is unsuccessful in its efforts to raise additional financing or seek other strategic alternatives, the Company might be required to further reduce or cease its operations. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk generally consist of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents to the extent of the amounts recorded in the condensed consolidated balance sheets.

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

Reverse Stock Split

On September 2, 2020, the Company effected a one-for-ten reverse split of its outstanding common stock (the "Reverse Split"), as previously authorized and approved at the annual meeting of stockholders on June 16, 2020. As a result of the Reverse Split, every ten shares of common stock were combined into one share of common stock. The Reverse Split affected the shares of Company's common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under the Company's equity incentive plans, (c) issuable upon the exercise of outstanding stock options and warrants and (d) issuable upon conversion of the outstanding non-voting Series E and Series F Convertible Preferred Stock. All share and per-share data in the Company’s consolidated financial statements and notes thereto give retroactive effect to the Reverse Split for all periods presented.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock, as well as, amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related EPS guidance. The amendments in this ASU are effective for the Company on January 1, 2024, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on its condensed financial statements and accompanying footnotes.

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

The Company’s Level 2 valuations of marketable securities, if any, are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, accounts payable, accrued liabilities, and notes payable approximated their fair value as of September 30, 2020 and December 31, 2019.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	Three and Nine months ended September 30,
	2020	2019
Warrants to purchase shares of common stock	21	22
Convertible preferred stock	1,025	1,971
Options to purchase shares of common stock	757	500
Outstanding securities not included in calculations	1,803	2,493

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated (in thousands):

September 30, 2020	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds – classified as cash equivalents	Level 1	$24,503	$—	$—	$24,503

December 31, 2019	Input Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$3,495	$—	$—	$3,495
U.S. Treasury securities	Level 1	1,594	1	—	1,595
Repurchase agreements	Level 2	5,000	—	—	5,000
U.S. corporate debt obligations	Level 2	5,155	—	—	5,155
U.S. commercial paper	Level 2	11,412	—	—	11,412
Total available-for-sale securities		26,656	1	—	26,657
Less amounts classified as cash equivalents		(10,293)	—	—	(10,293)
Amounts classified as marketable securities		$16,363	$1	$—	$16,364

There were no available-for-sale securities in an unrealized loss position as of September 30, 2020 and December 31, 2019. There were no realized gains or losses on the available-for-sale debt securities during the three and nine months ended September 30, 2020 and 2019. Available-for-sale marketable securities at December 31, 2019 had remaining contractual maturities of one year or less.

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

DOT-1

In December 2019, Takeda Oncology assigned the Millennium RAF Agreement to DOT-1, a venture capital-funded biopharmaceutical company. The Company entered into a concurrent license agreement with DOT-1. Pursuant to this agreement, the Company received a $2.0 million upfront payment from DOT-1 to grant DOT-1 a worldwide, exclusive license of TAK-580. The agreement also includes up to $57.0 million in pre-commercialization, event-based milestone payments and royalty payments on future sales of TAK-580. The Company recognized the $2.0 million upfront payment as revenue in 2019 upon execution of the contract. All future event-based milestone and royalty payments are considered fully constrained and therefore, no revenue has been recognized during the three and nine months ended September 30, 2020.

Denovo

In December 2019, the Company entered into the Denovo License Agreement, pursuant to which Sunesis licensed vosaroxin intellectual property to Denovo, received an upfront payment of $0.2 million, and is eligible to receive up to $57.0 million in regulatory and commercial milestones payments and double-digit royalty payments on future sales of vosaroxin. The Company recognized as revenue the $0.1 million of the upfront payment in 2019 and the remaining $0.1 million during the first quarter of 2020 when the identified performance obligation was satisfied. All future event-based milestone and royalty payments are considered fully constrained and therefore, no revenue has been recognized on these fully constrained variable consideration during the three and nine months ended September 30, 2020.

6. Notes Payable

In April 2019, the Company entered into a term loan agreement with Silicon Valley Bank (the “SVB Loan Agreement”), pursuant to which the Company borrowed $5.5 million. In April 2020, the Company entered into a deferral agreement with Silicon Valley Bank (“SVB”), which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowings to June 1, 2023. In July 2020, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the SVB Loan Agreement. The repayment to SVB was approximately $5.7 million, which satisfied all of the Company’s debt obligations, including a final interest payment equal to 4% of the original principal amount of the borrowing.

7. Stockholders’ Equity

Underwritten Offering

In July 2020, the Company completed an underwritten public offering of 5,999,999 shares of its common stock, including the full exercise of the underwriter’ option to purchase 782,608 shares of common stock to cover over-allotments, at a price to the public of $2.30 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million, and net proceeds were approximately $12.6 million.

Preferred Stock Conversion

In July 2020, the Company issued an aggregate of 946,600 shares of its common stock upon conversion of 1,381 shares of its non-voting Series D Convertible Preferred Stock and 8,085 shares of its non-voting Series E Convertible Preferred Stock. As of September 30, 2020, zero, 1,915 shares, and 8,333 shares of non-voting Series D Convertible Preferred Stock, non-voting Series E Convertible Preferred Stock, and non-voting Series F Convertible Preferred Stock remain outstanding, respectively.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and nine months ended September 30, 2020, no shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal. As of September 30, 2020, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

The Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”) expired on June 25, 2020 and no shares were issued under the CSPA in 2020 prior to its expiration.

8. Stock-Based Compensation

Employee and non-employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest, and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. Forfeitures are recognized as they occur.

The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$119	$104	$367	$400
General and administrative	79	200	429	614
Employee stock-based compensation expense	198	304	796	1,014
Non-employee stock-based compensation expense	202	161	310	262
Total stock-based compensation expense	$400	$465	$1,106	$1,276

9. Leases

The Company’s operating lease obligations as of September 30, 2020 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term for two additional years in its determination of the lease term as the exercise of the option was not reasonably certain when the lease was last amended in December 2017. The remaining lease term as of September 30, 2020 was nine months.

The cash paid for operating lease liability was $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

Maturity of lease liability is as follows (in thousands):

Through December 31,
2020	$147
2021	294
Total rental payments	441
Less imputed interest	(32)
Present value of lease liability	$409

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.1 million for each of the three months ended September 30, 2020 and 2019. The Company recorded rent expense of $0.4 million for each of the nine months ended September 30, 2020 and 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission (the “ SEC”), filings, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to the continued development and potential of its kinase inhibitor pipeline, including the additional preclinical findings and IND-enabling studies related to SNS-510; Sunesis' strategy of addressing anticipated PI3Ki toxicities through dose regiment optimization and strategies that mitigate glucose dysregulation; the clinical and commercial potential of SNS-510; the anticipated submission of an IND for SNS-510 and the timing thereof; Sunesis' ability to maximize stockholder value through Sunesis' strategic review process;  the therapeutic potential of vecabrutinib and potential partnerships or licensing arrangements related to vecabrutinib; Sunesis’ ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, including those related to TAK 580 and vosaroxin; Sunesis' ability to maintain and operate Sunesis' business, in light of the recent COVID-19 pandemic; Sunesis’ future research and development activities, including clinical testing and the costs and timing thereof, the potential of Sunesis’ existing product candidates to lead to the development of commercial products; sufficiency of Sunesis’ cash resources and financial position; developments and projections relating to Sunesis' competitors or Sunesis' industry and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.

“Sunesis,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

Overview

Sunesis is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. We are developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K signaling and PIP3-independent pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that CDKN2A-mutated tumors are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. SNS-510 showed synergistic activity when combined with inhibitors of CDK4/6, KRAS G12C, or BCL-2 in breast cancer, KRAS-mutant, and lymphoma cell lines in vitro. In in vivo studies, SNS-510 demonstrated potent, pathway-mediated antitumor activity in FLT3-mutated and wild-type AML xenograft mouse models, as well as in a myc-activated lymphoma model. We are conducting Investigational New Drug-enabling studies for SNS-510 and are addressing expected PI3Ki toxicities through dose regimen optimization and strategies that mitigate glucose dysregulation.

Our second program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase, or BTK, with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. In June 2020, we announced that we will not advance our non-covalent BTK inhibitor vecabrutinib in the planned Phase 2 portion of the Phase 1b/2 trial for adults with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies. The decision was made after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as we found insufficient evidence of activity in the BTK-inhibitor resistant disease population to move the program into Phase 2. We have completed the Phase 1b portion of the Phase 1b/2 trial and are evaluating the best path forward for vecabrutinib.

In July 2020, we announced a reduction in workforce of approximately 30% of our headcount to focus on development of our PDK1 inhibitor SNS-510. We have incurred approximately $0.2 million in severance costs related to the reduction in workforce in the third quarter of 2020. We are currently under corporate review of strategic alternatives that can include asset in-licensing, partnering, and mergers and acquisitions.

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

Recent Financial History

Reverse Stock Split

On September 2, 2020, we effected a one-for-ten reverse split of our outstanding common stock (the "Reverse Split"), as previously authorized and approved at the annual meeting of stockholders on June 16, 2020. As a result of the Reverse Split, every ten shares of common stock were combined into one share of common stock. The Reverse Split affected the shares of our common stock: (a) outstanding immediately prior to the effective time of the Reverse Split, (b) available for issuance under our equity incentive plans, (c) issuable upon the exercise of outstanding stock options and warrants and (d) issuable upon conversion of the outstanding non-voting Series E and Series F Convertible Preferred Stock. All share and per-share data in our consolidated financial statements and notes thereto give retroactive effect to the Reverse Split for all periods presented.

Underwritten Offering

In July 2020, we completed an underwritten public offering of 5,999,999 shares of our common stock, including the full exercise of the underwriter’ option to purchase 782,608 shares of common stock to cover over-allotments, at a price to the public of $2.30 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million, and net proceeds were approximately $12.6 million.

SVB Repayment

In July 2020, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the existing term loan agreement (the “SVB Loan Agreement”). The repayment to Silicon Valley Bank (“SVB”) was approximately $5.7 million, which satisfied all of our debt obligations, including a final interest payment equal to 4% of the original principal amount of the borrowing.

Controlled Equity Offerings

Cantor Controlled Equity Offering

During the three and nine months ended September 30, 2020, no shares of common stock, respectively, were sold under the Controlled Equity OfferingSM sales agreement, as amended (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal. As of September 30, 2020, $43.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the Sales Agreement.

Aspire Common Stock Purchase Agreement

The Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”) expired on June 25, 2020 and no shares were issued under the CSPA in 2020 prior to its expiration.

Capital Requirements

We have incurred significant losses in each year since our inception. As of September 30, 2020, we had cash and cash equivalents of $26.0 million and an accumulated deficit of $699.6 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our PDK1 inhibitor, SNS-510. We have product candidates that are still in the early stages of development and will require significant additional investment.

We had cash and cash equivalents of $26.0 million as of September 30, 2020. We expect our current cash and cash equivalents will not be sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended September 30, 2020 are available to be issued. We will require additional financing to fund working capital and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended September 30, 2020, are available to be issued. If we are unsuccessful in our efforts to seek strategic alternatives or raise additional financing in the near term, we will be required to significantly reduce or cease operations. Our accompanying condensed consolidated financial statements for the quarter ended September 30, 2020, have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three and nine months ended September 30, 2020 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Revenue

Total revenue was nil and $0.1 million for the three and nine months ended September 30, 2020, respectively, and nil for the comparable periods in 2019. The revenue during the nine months ended September 30, 2020 was primarily due to revenue recognized from the upfront payment received under the license agreement with Denovo.

Research and Development Expense

Research and development expense was $2.2 million and $10.1 million for the three and nine months ended September 30, 2020, respectively, compared to $3.5 million and $10.5 million for the same periods in 2019. The decrease of $1.3 million between the comparable three months periods was primarily due to a $0.7 million decrease in clinical expenses and a $0.4 million decrease in professional service expenses due to the decision not to advance our clinical trial for vecabrutinib into Phase 2. The decrease is further due to a $0.2 million decrease in salary and personnel expenses due to lower headcount. The $0.4 million decrease in the comparable nine months period was primarily due to a $0.9 million decrease in salary and personnel expenses due to lower headcount and a $0.6 million decrease in clinical research organization (“CRO”) related expenses, partially offset by a $1.3 million increase in professional services mainly due to progress in the SNS-510 studies.

General and Administrative Expense

General and administrative expense was $2.3 million and $6.6 million for the three and nine months ended September 30, 2020, respectively, compared to $2.5 million and $7.5 million for the same periods in 2019. The decrease of $0.2 million between the comparable three months periods was primarily due to a $0.4 million decrease in salary and personnel expenses due to lower headcount and less business-related travel, offset by a $0.1 million increase in professional service expenses and a $0.1 million increase in Delaware franchise tax due to Reverse Split. The $0.9 million decrease in the comparable nine months periods was primarily due to a $0.6 million decrease in salary and personnel expenses due to lower headcount and less business-related travels and a $0.3 million decrease in professional service expenses due to lower patent expenses.

Interest Expense

Interest expense was $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, compared to $0.1 million and $0.4 million for the same periods in 2019, respectively. The increase in the interest expenses in the comparable three months periods was mainly due to the final interest payment related to the repayment of the SVB Loan Agreement in July 2020. The decrease in the comparable nine months periods was mainly due to lower interest paid due to the lower interest rate on the lower principal amount under the SVB Loan Agreement as compared to our prior loan agreement with Western Alliance Bank and Solar Capital Ltd. in 2019.

Other Income, Net

Other income, net, was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively, compared to $0.2 million and $0.3 million for same periods in 2019. The other income, net, was primarily comprised of interest income from our money market funds.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of September 30, 2020, we had cash and cash equivalents of $26.0 million and an accumulated deficit of $699.6 million, compared to cash, cash equivalents and restricted cash of $34.6 million and an accumulated deficit of $682.8 million as of December 31, 2019. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of development and will require significant additional investment.

We had cash and cash equivalents of $26.0 million as of September 30, 2020. We expect our current cash and cash equivalents will not be sufficient to support our operations for a period of twelve months from the date the condensed consolidated financial statements for the quarter ended September 30, 2020 are available to be issued. We will require additional financing to fund working capital and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

In July 2020, we completed an underwritten public offering of 5,999,999 shares of our common stock, including the full exercise of the underwriter’ option to purchase 782,608 shares of common stock to cover over-allotments, at a price to the public of $2.30 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million, and net proceeds were approximately $12.6 million.

During the three and nine months ended September 30, 2020, no shares of common stock were sold under the Sales Agreement with Cantor. As of September 30, 2020, $43.1 million of common stock remains available to be sold under the Sales Agreement with Cantor, subject to certain conditions as specified in the Sales Agreement. Aspire’s obligation under the CSPA expired on June 25, 2020.

Our cash and cash equivalents totaled $26.0 million as of September 30, 2020, as compared to cash, cash equivalents and restricted cash totaling $34.6 million as of December 31, 2019. The decrease of $8.6 million was due to cash used in operating activities, mainly resulting from our net loss of $16.8 million for the nine months ended September 30, 2020, the $5.5 million principal payment on the SVB Loan Agreement, offset by the $12.6 million net proceeds from issuance of common stock and adjustments for non-cash items of $1.1 million.

In April 2019, we entered into the SVB Loan Agreement, pursuant to which we borrowed $5.5 million. In April 2020, we entered into the SVB Deferral Agreement, which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowing under the SVB Loan Agreement to June 1, 2023. In July 2020, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the SVB Loan Agreement. The repayment to Silicon Valley Bank (“SVB”) was approximately $5.7 million, which satisfied all of our debt obligations, including a final interest payment equal to 4% of the original principal amount of the borrowing.

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

Cash Flows

Net cash used in operating activities was $15.8 million for the nine months ended September 30, 2020, as compared to $18.4 million for the same period in 2019. Net cash used in the nine months ended September 30, 2020, resulted primarily from the net loss of $16.8 million, partially offset by adjustments for non-cash items of $1.1 million. Net cash used in the nine months ended September 30, 2019, resulted primarily from the net loss of $18.0 million and changes in operating assets and liabilities of $1.8 million, offset by adjustments for non-cash items of $1.4 million.

Net cash provided by investing activities was $16.4 million for the nine months ended September 30, 2020, as compared to $13.1 million net cash used by investing activities for the same period in 2019. Net cash provided by investing activities in 2020 consists primarily of maturities of marketable securities and net cash used in investing activities in 2019 consists of purchase of marketable securities.

Net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2020, as compared to $43.1 million for the same period in 2019. Net cash provided by financing activities in 2020 resulted primarily from $12.6 million net proceeds from issuance of common stock, offset by $5.5 million principal payment on the SVB Loan Agreement. Net cash provided in 2019 resulted primarily from $45.1 million net proceeds from issuance of common and preferred stock, and $5.5 million proceeds from the SVB Loan Agreement, offset by $7.5 million principal payment on the prior loan agreement with Western Alliance Bank and Solar Capital Ltd. in 2019.

Operating Capital Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2020, we had cash and cash equivalents of $26.0 million and cash used in operating activities of $15.8 million for the nine months ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business is subject to a number of risks that our stockholders should be aware of before making a decision to invest in our common shares. These risks include, among others, the following:

•

We need to raise substantial additional funding to continue the development of SNS-510 and any other future programs. If we fail to raise sufficient additional financing, on terms and dates acceptable to us, or complete any strategic transactions, we may not be able to continue our operations and the development of our product candidates, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

•	We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and may never achieve or maintain profitability.
•

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

•

Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition.

•

We rely on a limited number of third parties to supply us with our Active Pharmaceutical Ingredient (“API”) and Finished Drug Product (“FDP”). If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of SNS-510, vecabrutinib and future products, if any, could be halted or significantly delayed.

•

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

•	Our proprietary rights may not adequately protect SNS-510, vecabrutinib, or future product candidates, if any.
•

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate product revenue will materially impaired.

•

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

We are not profitable and have incurred losses in each year since our inception in 1998. Our net losses for the nine months ended September 30, 2020 and years ended December 31, 2019 and 2018 were $16.8 million, $23.3 million and $26.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $699.6 million. We do not currently have any products that have been approved for marketing, and we expect to incur significant losses for the foreseeable future as we continue to incur substantial development and general and administrative expenses related to our operations. We have prioritized development funding on SNS-510, a PDK1 inhibitor. We have a limited number of products that are still in the early stages of development and will require significant additional investment. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

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

There is substantial doubt about our ability to continue as a going concern.*

We have incurred significant losses and negative cash flows from operations since our inception, and as of September 30, 2020, had cash and cash equivalents totaling $26.0 million and an accumulated deficit of $699.6 million. We had cash and cash equivalents of $26.0 million as of September 30, 2020. We expect our current cash and cash equivalents will not be sufficient to support our operations for a period of twelve months from the date our condensed financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. We will require additional financing to fund working capital and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements contained in this Quarterly Report on Form 10-Q are available to be issued. If we are unsuccessful in our efforts to raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, certain IND-enabling preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While the current SNS-510 preclinical development is continuing, future clinical trials may be delayed. We may not be successful in adding trial sites, may experience delays in patient enrollment or in the progress of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

General Risk Factors

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.*

In the nine months ended September 30, 2020, our common stock traded as low as $1.17 and as high as $11.3, after giving retroactive effect to the one-for-ten reverse split of shares of our capital stock (the “Reverse Split”), effected on September 2, 2020. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

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

Our failure to meet the continued listing requirements of The Nasdaq Stock Market LLC could result in a delisting of our common stock.*

Our common stock is listed on The Nasdaq Stock Market LLC, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on July 9, 2019. After effecting reverse stock split of our common stock, on September 18, 2020, we received a letter from the Nasdaq Listing Qualifications Department notifying us that, the Company had regained compliance with the Nasdaq minimum bid price requirement and the matter is now closed. However, if the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days again in the future, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here with

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	S-8	333-160528	3.4	7/10/2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	2/14/2011

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/7/2016

3.6	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

3.7	Certificate of Designation of the Series E Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	1/22/2019

3.8	Certificate of Designation of the Series F Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	7/12/2019

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51531	3.1	9/2/2020

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1#	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNESIS PHARMACEUTICALS, INC.
(Registrant)

Date: November 16, 2020	/s/ Dayton Misfeldt
Dayton Misfeldt
Interim Chief Executive Officer (Principal Executive and Principal Financial Officer)

Date: November 16, 2020	/s/ Tina Gullotta
Tina Gullotta
Vice President, Finance (Principal Accounting Officer)