Form 10-K
period 2020-12-31
SUNESIS PHARMACEUTICALS INC
filed 2021-02-24
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for such stock on June 30, 2020, as reported by The Nasdaq Stock Market, was approximately $28,910,000. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The total number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of February 18, 2021, was approximately 18,108,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUNESIS PHARMACEUTICALS, INC.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the information we incorporate by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as it cannot be assured that the events or circumstances reflected in these statements will be achieved or will occur. You can identify forward-looking statements by the use of forward-looking terminology including “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “pro forma,” “should,” “will,” “would,” or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. For example, forward-looking statements include, but are not limited to statements about:

•	the strategies, prospects, plans, expectations and objectives of management of Sunesis for future operations of the combined company following the closing of the Merger (as defined below);

•	the progress, scope or duration of the development of product candidates or programs;

•	the benefits that may be derived from, or the commercial or market opportunity of, the product candidates of Sunesis and the combined company;

•	the ability of Sunesis to protect their intellectual property rights;

•	the ability of Sunesis and the combined company to maintain compliance with Nasdaq listing standards;

•	the level of net cash held by Sunesis at the closing of the Merger;

•	the anticipated operations, financial position, losses, costs or expenses of Sunesis following the closing of the Merger;

•	statements regarding future economic conditions or performance;

•	statements concerning proposed products or product candidates;

•

the approval and closing of the Merger, including the timing of the Merger, the ability of Sunesis to obtain a sufficient number of proxies to approve the Merger, other conditions to the completion of the Merger, the exchange ratio formula described in the Merger Agreement (the “Exchange Ratio”), and relative ownership levels as of the closing of the Merger;

•	the expected benefits of and potential value created by the Merger for the stockholders of Sunesis; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiary, except where it is made clear that the term refers only to the parent company.

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

•	There is no assurance that the Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially and our stock price could decline.
•

The Exchange Ratio is not adjustable based on the market price of our common stock so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

•	The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes.
•	The market price of our common stock following the Merger may decline as a result of the Merger.
•	We expect to incur significant operating losses and negative operating cash flows for the foreseeable future, and may never achieve or maintain profitability.
•

The development of SNS-510 or other product candidates could be halted or significantly delayed for various reasons; our clinical trials for SNS-510 or other product candidates may not lead to regulatory approval. Additionally, our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or ourselves for reasons such as change in protocol. Any failure to complete or significant delay in completing clinical trials for our product candidates could harm our financial results and the commercial prospects for our product candidates.

•

Business interruptions resulting from effects of pandemics or epidemics such as the novel strain of the coronavirus known as COVID-19, may materially and adversely affect our business and financial condition.

•

We rely on a limited number of third parties to supply us with our Active Pharmaceutical Ingredient (“API”) and Finished Drug Product (“FDP”). If we fail to obtain sufficient quantities of these materials, the development and potential commercialization of SNS-510 and future products, if any, could be halted or significantly delayed.

•

Our commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements we have entered into with regard to our technologies and product candidates. If we are sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent us from developing or commercializing SNS-510 or other product candidates.

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

General

Sunesis is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. Sunesis is developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K-dependent and independent signaling pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that tumors with mutations or deletions of the Cyclin Dependent Kinase Inhibitor 2A (“CDKN2A”) gene are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. In other in vitro studies, SNS-510 had strong activity against a broad range of sarcoma cell lines. SNS-510 showed synergistic activity when combined with inhibitors of CDK4/6, KRAS G12C, or BCL-2 in breast cancer, sarcoma, KRAS-mutant, and lymphoma cell lines. In in vivo studies, SNS-510 demonstrated potent, pathway-mediated antitumor activity in FLT3-mutated and wild-type AML xenograft mouse models, as well as in a myc-activated, CDKN2A-deleted lymphoma xenograft mouse model. Sunesis is completing reporting of Investigational New Drug-enabling studies for SNS-510 and is evaluating the next steps for the program.

Sunesis’s second program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. In June 2020, Sunesis announced that it will not advance its non-covalent BTK inhibitor vecabrutinib in the planned Phase 2 portion of the Phase 1b/2 trial for adults with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies. The decision was made after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK-inhibitor resistant disease to move the program into Phase 2. Sunesis has completed the Phase 1b portion of the Phase 1b/2 trial and is evaluating the best path forward for vecabrutinib.

Sunesis also has two partnered programs: DAY101 (formerly TAK-580) and vosaroxin. Sunesis has a license agreement with DOT Therapeutics-1 (“DOT-1”) where Sunesis is eligible to receive potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized. In addition, Sunesis has a license agreement with Denovo Biopharma where Sunesis is eligible to receive potential regulatory and commercial milestones, and royalties on future sales of vosaroxin, when and if approved and commercialized.

To conserve its cash resources, Sunesis has substantially reduced its workforce and has reduced its research and development activities. In July 2020, Sunesis reduced its workforce by 30% to focus on development of its PDK1 inhibitor SNS-510 while evaluating its strategic alternatives with a goal to enhance stockholder value, including asset in-licensing, partnering, and mergers and acquisitions. Sunesis recognized one-time employee severance expenses of $0.2 million related to the reduction in workforce in the third quarter of 2020.

The Sunesis Board commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, the Sunesis Board engaged MTS Health Partners, L.P. to help explore Sunesis’s available strategic alternatives, including possible mergers and business combinations, a sale of part or all of Sunesis’s assets, and collaboration and licensing arrangements. On November 30, 2020, Sunesis and Viracta Therapeutics, Inc. (“Viracta”) announced the signing of an Agreement and Plan of Merger and Reorganization, dated November 29, 2020, as may be amended from time to time (the “Merger Agreement”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Sunesis’s stockholders, a wholly owned subsidiary of Sunesis will be merged with and into Viracta, with Viracta surviving the Merger as a wholly-owned subsidiary of Sunesis (the “Merger”).

On December 18, 2020, due to the entry into the Merger Agreement, Sunesis reduced its workforce by approximately 40% to preserve cash resources while completing the proposed Merger. As a result of the workforce reduction, Sunesis recognized one-time employee severance expenses of $1.3 million, which were included in accrued compensation on the consolidated balance sheet as of December 31, 2020, and noncash stock compensation expenses related to accelerated vesting of certain employee stock options of $0.1 million, both of which were recorded as operating expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

Although Sunesis has entered into the Merger Agreement and intends to consummate the Merger, there is no assurance that it will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the Merger is not completed, Sunesis will reconsider its strategic alternatives and could pursue one or more of the following courses of action to reduce its current expenditures:

•

Pursue potential collaborative, partnering or other strategic arrangements for Sunesis’s assets, including a sale or other divestiture of its assets. Sunesis may elect to seek potential collaborative, partnering or other strategic arrangements for its programs, including a sale or other divestiture of its assets which could allow Sunesis’s technology to continue being developed. Sunesis may be unable to divest its assets in a timely manner, or at all, and therefore may not receive any return on Sunesis’s investment in its program assets.

•	Pursue another strategic transaction like the proposed Merger. The Sunesis Board may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the Merger.

•

Dissolve and liquidate Sunesis’s assets. If, for any reason, the Merger is not consummated and Sunesis is unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for its assets, or to continue to operate its business due to its inability to raise additional funding, it may be required to dissolve and liquidate its assets. In such case, Sunesis would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to its stockholders after paying Sunesis’s debts and other obligations and setting aside funds for reserves.

Development Pipeline

The following chart summarizes our development pipeline and partnered programs:

SNS-510

SNS-510 is a selective inhibitor of 3-phosphoinositide-dependent kinase 1 (“PDK1”) that was discovered under a research collaboration agreement between Biogen and Sunesis and in-licensed from Takeda Oncology in 2014, as described below. PDK1 is a master kinase that mediates PI3K/AKT(PKB) signaling through its plekstrin homology (PH) domain, and also regulates other pathways through its PDK1-interacting fragment (“PIF”) pocket. The PI-independent kinases modulated by PDK1 include SGK, PKC, IKK and RSK (S6K) that are critical for growth factor signal transduction. These pathways are involved in cell growth, differentiation, survival and migration and are frequently dysregulated in cancers.

SNS-510 is a potent inhibitor of both active and inactive conformations of PDK1 and binds deep in the adaptive pocket, affecting both PH-domain and PIF-pocket interactions. As a result, SNS-510 blocks PDK1’s PI3K-dependent and independent signaling pathways. These activities were demonstrated in vitro and in vivo in preclinical models of hematologic and solid tumor cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that tumors with CDKN2A mutations or deletions are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. In other in vitro studies, SNS-510 had potent activity against a broad range of sarcoma cell lines. SNS-510 showed synergistic activity when combined with inhibitors of CDK4/6, KRAS G12C, or BCL-2 in breast cancer, sarcoma, KRAS-mutant, and lymphoma cell lines. In in vivo studies, SNS-510 demonstrated potent, pathway-mediated antitumor activity in FLT3-mutated and wild-type AML xenograft mouse models, as well as in a myc-activated, CDKN2A-deleted lymphoma xenograft mouse model.

Several PI3K inhibitors are approved in hematologic malignancies and one is approved for PI3KCA-mutated breast cancers; AKT inhibitors are also in late stage development with promising results in combination with other agents in breast cancer. These successes highlight the important role inhibition of the PI3K/AKT signaling axis can play in the treatment of cancer. Inhibition of PDK1 by inhibitors, such as SNS-510, that block both PI3K-dependent and independent signaling may be more effective anticancer agents than inhibitors that target only PI3K/AKT. No PDK1 inhibitor has reached advanced development or approval to date.

SNS-510 is a first-in-class therapeutic with the potential for broad spectrum single agent and combination activity in both solid tumor and hematologic malignancies. Sunesis is completing reporting of Investigational New Drug-enabling studies for SNS-510 and is evaluating the next steps for the program.

Vecabrutinib (SNS-062)

Vecabrutinib is a selective, reversible, non-covalent BTK inhibitor. BTK mediates signaling through the B-cell receptor, and is critical for adhesion, migration, proliferation, and survival of normal and malignant B-lineage lymphoid cells. BTK has been well validated as a target for treatment of B-cell malignancies, with the covalent BTK inhibitors Imbruvica® (ibrutinib), Calquence® (acalabrutinib), and Brukinsa™ (zanabrutinib) approved for relapsed/refractory mantle cell lymphoma. Ibrutinib and acalabrutinib are also approved for CLL, and ibrutinib is also approved for Waldenström’s macroglobulinemia, chronic graft versus host disease (“cGVHD”), and marginal zone lymphoma.

In addition to vecabrutinib’s non-covalent inhibition of BTK, vecabrutinib inhibits interleukin-2 inducible kinase (“ITK”). Inhibition of ITK may improve anti-tumor T-cell activity, and inhibition of both BTK and ITK contributes to ibrutinib’s activity in cGVHD and also the improvement in outcome when combined with chimeric antigen receptor T (“CAR-T”) cell therapies.

In June 2020, Sunesis announced that it will not advance its non-covalent BTK inhibitor vecabrutinib in the planned Phase 2 portion of the Phase 1b/2 trial for adults with relapsed or refractory CLL and other B-cell malignancies. The decision was made after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK-inhibitor resistant disease to move the program into Phase 2.

DAY101 (formerly TAK-580)

The Raf kinases (A-Raf, B-Raf and C-Raf) are key regulators of cell proliferation and survival within the MAPK pathway. Pan-RAF inhibitors such as DAY101 are able to regulate MAPK pathway activation that are driven by RAF-monomer signaling, such as BRAF V600 mutations, and are uniquely positioned to also inhibit RAF dimer signaling, which can drive cancers with RAS mutations, non-V600 BRAF mutations, and RAF fusions.

In February 2018, an investigator-sponsored trial was initiated evaluating DAY101 in Pediatric Low-Grade Glioma (PLGG), for which Sunesis believes the scientific rationale is compelling. PLGG accounts for nearly 30% of pediatric brain cancer, and Fusion-RAF proteins are present in a large proportion of these pediatric tumors. There is a significant unmet need for these children. DOT-1 has initiated a Phase 2 study in children and young adults with recurrent or progressive BRAF-altered low-grade gliomas.

DAY101 had its origins in a collaboration agreement between Sunesis and Biogen. In March 2011, Biogen’s rights to this program were exclusively assigned to Takeda Oncology. In December 2019, Sunesis consented to Takeda Oncology’s assignment of DAY101 to DOT-1, a venture capital-funded biopharmaceutical company. Sunesis entered into a concurrent DOT-1 License Agreement to grant DOT-1 a worldwide, exclusive license of DAY101. Pursuant to the DOT-1 License Agreement, Sunesis received a $2.0 million upfront payment from DOT-1. The DOT-1 License Agreement also includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized. On February 10, 2021, Sunesis received a $3.0 million development milestone payment from DOT-1 pursuant to the DOT-1 License Agreement.

Vosaroxin

Vosaroxin is an anti-cancer quinolone derivative that intercalates DNA and inhibits topoisomerase II, an enzyme critical for cell replication, resulting in replication-dependent, site-selective DNA damage, G2 arrest and apoptosis. In December 2019, Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) assigned its worldwide rights to vosaroxin to Sunesis (the “Sumitomo Assignment”). Also, in December 2019, Sunesis entered into an agreement to license vosaroxin to Denovo, pursuant to which Sunesis received a $200,000 upfront payment and are eligible to receive up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized.

License, Collaboration and Royalty Agreements

Vecabrutinib and SNS-510 Licensing and Collaboration Agreements

Overview

In August 2004, Sunesis entered into the original collaboration agreement with Biogen (the “Biogen OCA”) to discover, develop and commercialize small molecule inhibitors of the human protein Raf kinase, including family members Raf-1, A-Raf, B-Raf and C-Raf, (collectively “Raf”), and up to five additional targets that play a role in oncology and immunology indications such as BTK and PDK1.

In June 2008, the parties agreed to terminate the research term and related funding. In March 2011, as part of a series of agreements among Sunesis, Biogen and Takeda Oncology, Sunesis entered into: (a) an amended and restated collaboration agreement with Biogen (the “Biogen 1st ARCA”); (b) a license agreement with Takeda Oncology (the “Takeda Agreement”); and (c) a termination and transition agreement among Sunesis, Biogen and Takeda Oncology (the “Termination and Transition Agreement”).

The Termination and Transition Agreement provided for the termination of Biogen’s exclusive rights under the Biogen OCA to all discovery programs under such agreement other than for small molecule inhibitors of the human protein BTK and the permitted assignment to Takeda Oncology of all related Biogen collaboration assets and rights to Raf kinase and the human protein PDK1.

Biogen

In December 2013, Sunesis entered into a second amended and restated collaboration agreement with Biogen, which amended and restated the Biogen 1st ARCA, to provide Sunesis with an exclusive worldwide license to develop, manufacture and commercialize vecabrutinib, a BTK inhibitor synthesized under the Biogen 1st ARCA, solely for oncology indications. During the third quarter of 2017, Sunesis made a milestone payment of $2.5 million to Biogen upon the dosing of the first patient in a Phase 1b/2 study to assess the safety and activity of vecabrutinib in patients with advanced B-cell malignancies after two or more prior therapies, including ibrutinib or other covalent BTK inhibitors, and including patients with BTK C481 mutations. Sunesis may also be required to make royalty payments on product sales of vecabrutinib.

Takeda Oncology

Under the Takeda Agreement, we granted exclusive licenses to products against two oncology, Raf and PDK1, under substantially the same terms as under the Biogen OCA.

In January 2014, Sunesis entered into an amended and restated license agreement with Takeda Oncology (the “Amended Takeda Agreement”), to provide Sunesis with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In December 2019, Sunesis partitioned the Amended Takeda Agreement into two separate agreements: (i) an amended and restated license agreement for PDK (the “PDK Agreement”), and (ii) an amended and restated license agreement for RAF (the “Millennium RAF Agreement”). Pursuant to the PDK Agreement, Sunesis may in the future be required to pay up to $9.2 million in pre-commercialization milestone payments depending on Sunesis’s development of PDK1 inhibitors and royalty payments depending on related product sales.

DAY101 (formerlyTAK-580) License Agreements

In December 2019, Sunesis consented to Takeda Oncology’s assignment of the Millennium RAF Agreement to DOT-1, a venture capital-funded biopharmaceutical company. Concurrent with this assignment, Sunesis entered into the DOT-1 License Agreement to grant DOT-1 a worldwide, exclusive license of DAY101. Pursuant to the DOT-1 License Agreement, Sunesis received a $2.0 million upfront payment from DOT-1. The agreement includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments to Sunesis on future sales of DAY101, when and if approved and commercialized. On February 10, 2021, Sunesis received a $3.0 million development milestone payment from DOT-1 pursuant to the DOT-1 License Agreement.

Vosaroxin License Agreements

In December 2019, Sunesis also entered into the Denovo Agreement to license vosaroxin intellectual property to Denovo, pursuant to which Sunesis received a $200,000 upfront payment and is eligible to receive up to $57.0 million in regulatory and commercial milestones and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized.

Manufacturing

Sunesis relies on, and expects to continue to rely on, a limited number of third-party CMOs for the production of clinical and commercial quantities of all of its active pharmaceutical ingredient (“API”), including vecabrutinib and SNS-510 and the finished drug product (“FDP”) incorporating the APIs. Vecabrutinib API and FDP are manufactured under master services agreements.

Sunesis currently relies on one contract manufacturer for vecabrutinib API and one for FDP. Four lots of API and FDP have been manufactured at a clinical scale. Scale-up to commercial scale has not been done. The cost to manufacture vecabrutinib at large scale is being determined.

Competition

The life sciences industry is highly competitive, and Sunesis faces significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer. Many of Sunesis’s competitors have significantly greater financial, manufacturing, marketing and drug development resources than Sunesis does. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

With respect to vecabrutinib, Sunesis is aware of a number of companies that continue to develop and market covalent BTK inhibitors, including AbbVie, AstraZeneca PLC, BeiGene, Ltd., EMD Merck, Gilead, Sanofi, and others in oncology and non-oncology indications. Other noncovalent BTK inhibitors including those from Aptose Bisociences Inc., Eli Lilly and Company, Merck & Company Inc. and others are in development. Merck & Company Inc.’s ARQ 531 and Eli Lilly and Company’s LOXO-305 have demonstrated robust activity in BTK inhibitor-resistant patients. Other approved drugs that may compete to treat BTK inhibitor naïve and covalent BTK inhibitor-resistant patients, include: AbbVie’s Bcl-2 inhibitor venetoclax, Gilead Sciences, Inc. (“Gilead”)’s idelalisib PI3K inhibitor, TG Therapeutics, Inc.’s umbralisib PI3K inhibitor, Verastem’s duvelisib PI3K inhibitor, and CAR-T cell therapies such as Novartis tisagenlecleucel and Gilead’s axicabtagene ciloleucel.

Intellectual Property

Sunesis believes that patent protection is very important to its business and that its future success depends in part on its ability to obtain patents protecting vecabrutinib, SNS-510, or future drug candidates, if any. Historically, Sunesis has patented a wide range of technology, inventions and improvements related to its business. When appropriate, Sunesis seeks orphan drug status and/or data exclusivity in the United States and their equivalents in other relevant jurisdictions, to the maximum extent that the respective laws will permit at such time. For an approved medicine, such designation may, in the European Union, provide ten years of marketing exclusivity in all member countries, or seven years of market exclusivity in the U.S.

Vecabrutinib Patent Assets

U.S. Patent Nos. 8,785,440 and 9,249,146 cover a genus of compounds encompassing vecabrutinib and methods of use thereof, respectively, with expiry in 2030. Counterpart applications and patents are held in the U.S., Europe, and other countries, with expiry in 2030.

U.S. Patent Nos. 9,394,277 and 10,618,887 cover a subgenus of compounds including vecabrutinib, and methods of use thereof, respectively, with expiry in 2033. Counterpart applications and patents are held in the U.S., Europe, and other countries, with expiry in 2033.

U.S. Patent App. No. 16/319,506 covers a vecabrutinib succinic acid complex form, and methods of use thereof. Counterpart applications are pending in Europe and other countries. The applications, if granted, would be expected to expire in 2037.

As of February 17, 2021, Sunesis owns, co-owns or has rights to approximately 108 granted U.S. and foreign patents, five allowed foreign applications, and approximately 42 pending U.S. and foreign applications, pertaining to vecabrutinib and compositions and methods of use thereof. As noted above, the expiries of these granted patents and patents that may be granted range from 2030 to 2037.

SNS-510 Patent Assets

U.S. Patent Nos. 9,546,165 and 10,030,016, cover a genus of compounds including SNS-510, and methods of use thereof, respectively. Counterpart applications and patents are held in the U.S., Europe, and other countries, with expiry in 2030.

U.S. Patent App. No. 15/770,369 covers methods of using SNS-510. Counterpart applications are pending in Europe and other countries. The applications, if granted, would be expected to expire in 2036.

U.S. Patent App. No. 16/859,111 covers certain pharmaceutical compositions including SNS-510, and methods of use thereof. The application, if granted, would be expected to expire in 2038.

As of February 17, 2021, Sunesis owns, co-owns or has rights to approximately 91 granted U.S. and foreign patents, two allowed foreign applications, and approximately 28 pending U.S. and foreign applications, pertaining to SNS-510 and compositions and methods of use thereof. As noted above, the expiries of these granted patents and patents that may be granted range from 2030 to 2038.

General

While it is possible that patent term restoration and/or supplemental patent certificates could be available for some of these or other patents Sunesis owns or controls through licenses after possible approval of commercial product, Sunesis cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration.

Our commercial success depends on Sunesis’s ability to operate without infringing patents and proprietary rights of third parties. Sunesis cannot determine with certainty whether patents or patent applications of other parties may materially affect Sunesis’s ability to conduct Sunesis’s business. The existence of third-party patent applications and patents could significantly reduce the coverage of patents owned by or licensed to Sunesis and limit Sunesis’s ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties and these claims are ultimately determined to be valid, Sunesis may be enjoined from pursuing research, development or commercialization of vecabrutinib, SNS-510, DAY101 (formerly TAK-580), or future drug candidates, if any, or be required to obtain licenses to such patents or to develop or obtain alternative technology.

Sunesis also relies on trade secrets to protect its technology, especially in situations or jurisdictions in which Sunesis believes patent protection may not be appropriate or obtainable. However, trade secrets are difficult to maintain and do not protect technology against independent developments made by third parties. Sunesis seeks to protect its proprietary information by requiring Sunesis’s employees, consultants, contractors and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of their employment or engagement. Agreements with Sunesis’s employees also prevent them from bringing the proprietary rights of third parties to Sunesis. Sunesis also requires confidentiality or material transfer agreements from third parties that receive its confidential data or materials. Sunesis seeks to protect its company name and the names of its products and technologies by obtaining trademark registrations, as well as common law rights in trademarks and service marks, in the United States and in other countries.

Government Regulation

The Food and Drug Administration (“FDA”), state and local regulatory agencies and non-US regulatory authorities impose substantial legal requirements, directives and guidelines upon any clinical investigation of a new drug. These agencies regulate activities including current Good Manufacturing Practice (“cGMP”), quality assurance and control testing, documentation, approval, storage, packaging, labeling, distribution, Good Clinical Practice (“GCP”), safety, efficacy, advertising and promotion of Sunesis’s product candidates and any future drug candidates Sunesis may develop, if any. The application of these regulatory frameworks to the development, approval and commercialization of Sunesis’s drug candidates will take several years to accomplish, if at all, and involve the expenditure of substantial resources.

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, as amended, and implements regulations. The process required by the FDA before any of Sunesis’s drug candidates may be marketed in the U.S. generally involves the following:

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

The testing and approval process requires substantial time, effort and financial resources, and each may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Sunesis may encounter difficulties or unanticipated costs in Sunesis’s efforts to develop its product candidates and secure necessary governmental approvals, which could delay or preclude Sunesis from marketing its products.

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

Other Regulatory Requirements

Any drugs manufactured or distributed by Sunesis, or its current or potential future licensees or collaboration partners, if any, pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon Sunesis and its third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by Sunesis and approved by the FDA. Such off-label uses are common across medical specialties, including cancer therapy. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

Healthcare Law and Regulation

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict Sunesis’s business activities, including certain marketing practices. These laws include, without limitation, anti-kickback laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

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

The majority of states also have statutes or regulations similar to the aforementioned federal laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, Sunesis may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures, as well as state and local laws requiring the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. These laws may affect Sunesis’s sales, marketing and other promotional activities by imposing administrative and compliance burdens.

Efforts to ensure that Sunesis’s business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that Sunesis’s business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If Sunesis’s operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to Sunesis, Sunesis may be subject to a wide range of sanctions and penalties, potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of Sunesis’s operations, any of which could adversely affect Sunesis’s ability to operate its business and its results of operations. Sunesis is unable to predict whether it would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect Sunesis’s financial performance and disrupt its business operations.

Coverage and Reimbursement

Sales of pharmaceutical products, when and if approved for marketing, depend significantly on the availability of third-party coverage and adequate reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, and significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which Sunesis obtains regulatory approval. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable Sunesis to maintain price levels sufficient to realize an appropriate return on Sunesis’s investment in product development.

In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. Sunesis may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of its products. The product candidates that Sunesis develops may not be considered cost-effective. It is time consuming and expensive for Sunesis to seek reimbursement from third-party payors. Decreases in third-party reimbursement for Sunesis’s product candidates or a decision by a third-party payor not to cover Sunesis’s product candidates could reduce physician usage of its products once approved and have a material adverse effect on Sunesis’s sales, results of operations and financial condition. Coverage and adequate reimbursement may not be available or sufficient to allow Sunesis to sell its products on a competitive and profitable basis. Coverage policies and third-

party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which Sunesis receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect Sunesis’s ability to sell its products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as the ACA. Among the provisions of the ACA of importance to Sunesis’s business are that it: created an annual fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; extended a manufacturer’s Medicaid rebate liability; expanded eligibility criteria for Medicaid programs; and created a new Medicare Part D coverage gap discount program. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed several Executive Orders and other directives to delay the implementation of certain provisions of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and Sunesis’s business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included the Budget Control Act of 2011, which caused aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 which, following passage of the Bipartisan Budget Act of 2015, as well as other legislative amendments to the statute, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

Foreign Regulation

In addition to regulations in the U.S., Sunesis is subject to foreign regulations governing clinical trials and commercial sales and distribution of or Sunesis’s drug candidates. Whether or not Sunesis obtains FDA approval for a product, Sunesis must obtain approval of a product by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, permission to conduct clinical research is granted by the Competent Authority of each European Member State (“MS”), and the applicable Ethics Committees (“EC”), through the submission of a Clinical Trial Application. An EC in the European Union serves the same function as an IRB in the United States. The review times vary by MS but may not exceed 60 days. The EC has a maximum of 60 days to give its opinion on the acceptability of the Clinical Trial Application to both the governing MS and the sponsor applicant. If the application is deemed acceptable, the MS informs the applicant (or does not within the 60-day window inform the applicant of non-acceptance) and Sunesis may proceed with the clinical trial.

To obtain a marketing authorization of a drug in the European Union, Sunesis must submit a marketing authorization application (an “MAA”) under the centralized procedure. The centralized procedure provides for the grant of a single marketing authorization from the European Commission following a favorable opinion by the Committee for Medicinal Products for Human Use (the “CHMP”) of the European Medicines Agency (the “EMA”) that is valid in the European Economic Area (the “EEA”), which includes all European Union member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of specified diseases. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.

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

In addition to regulations in the United States and the European Union, Sunesis will be subject to a variety of other foreign regulations governing clinical trials and commercial distribution of Sunesis’s product candidates. Sunesis’s ability to sell drugs will also depend on the availability of reimbursement from government and private insurance companies.

Environment

Sunesis has made, and will continue to make, expenditures for environmental compliance and protection. Sunesis does not expect that such expenditures will have a material effect on Sunesis’s capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2020, Sunesis’s workforce consisted of 8 full-time employees, of which 3 are engaged in research and development and 5 are engaged in general and administrative functions. Sunesis has no collective bargaining agreements with its employees, and Sunesis has not experienced any work stoppages.

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

On November 29, 2020, Sunesis entered into the Merger Agreement with Viracta, pursuant to which, subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Sunesis’s stockholders, a wholly owned subsidiary of Sunesis will be merged with and into Viracta, with Viracta surviving the Merger as a wholly-owned subsidiary of Sunesis, referred to herein as the Merger. Additional information regarding the Merger including risk factors related to Viracta can be found in amendment No. 1 to Sunesis’ registration statement on Form S-4. Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this Annual Report on Form 10-K, as each of these risks could adversely affect our business, operating results and financial conditions. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be adversely affected. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks, and you may lose all or part of your investment. Please see “Special Note Regarding Forward-Looking Statements.”

Risks Related to the Merger

The Exchange Ratio is not adjustable based on the market price of our common stock so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The relative proportion of the combined company that the Sunesis stockholders will own when the Merger closes will be based on the relative valuations of Sunesis and Viracta as negotiated by the parties and as specified in the Merger Agreement. Following the completion of the Merger,

(a)	Sunesis equity holders immediately prior to the Merger are expected to own approximately 14% of the common stock of the combined company and

(b)

Viracta equity holders (including shares issued in Viracta’s Common Stock Purchase Agreement with certain investors pursuant to which, among other things, Viracta agreed to issue to the investors an aggregate of 107,349,288 shares of Viracta Common Stock at a purchase price of $0.6055 per share, for gross proceeds of approximately $65.0 million (the “Pre-Closing Financing”) are expected to own approximately 86% of the capital stock of the combined company, on a fully-diluted treasury stock method basis, assuming that Viracta closes its Pre-Closing Financing immediately prior to the effective time of the Merger and assuming

$14.0 million in Sunesis Net Cash, as defined in the Merger Agreement, at the closing of the Merger. These estimates are based on the anticipated Exchange Ratio and are subject to adjustment as provided in the Merger Agreement. If Sunesis holds less than $13.5 million of net cash at the closing of the Merger, the equity holders of Sunesis (pre-Merger) are expected to hold less than 14% of the Sunesis capital stock on a fully diluted treasury stock method basis and if Sunesis holds more than $14.5 million of net cash at the closing of the Merger, the equity holders of Sunesis (pre-Merger) are expected to hold more than 14% of the Sunesis capital stock on a fully diluted treasury stock method basis. In addition, if Sunesis Net Cash at the effective time of the Merger is less than $7.5 million, Viracta has the right to terminate the Merger Agreement.

Failure to complete the Merger may result in Sunesis or Viracta paying a termination fee to the other party and could harm the common stock price of Sunesis and future business and operations of each company.

If the Merger is not completed, each of Sunesis and Viracta is subject to the following risks:

•

upon termination of the Merger Agreement, Viracta may be required to pay Sunesis a termination fee of $1.5 million or $3.0 million, under certain circumstances, or Sunesis may be required to pay Viracta a termination fee of $1.5 million, under certain circumstances, and/or up to $250,000 in expense reimbursements;

•	the parties will have incurred significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not completed; and

•	Sunesis may be forced to cease its operations, dissolve and liquidate its assets.

In addition, if the Merger Agreement is terminated and the board of directors of Sunesis or Viracta determines to seek another business combination, there can be no assurance that either Sunesis or Viracta will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger or any partner at all.

If the conditions to the closing of the Merger are not met, the Merger may not occur.

Even if the change of control and related share issuance are approved by the stockholders of Sunesis, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement, such as Viracta’s Pre-Closing Financing. Sunesis and Viracta cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and Sunesis and Viracta each may lose some or all the intended benefits of the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and/or other causes.

In general, either Sunesis or Viracta can refuse to complete the Merger if there is a material adverse change affecting the other party between November 29, 2020, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Sunesis or Viracta, including:

•	general business or economic conditions generally affecting the industry in which Viracta or Sunesis operate;

•

natural disasters or epidemics, pandemics (including the COVID-19 pandemic, and any evolutions or mutations thereof or related or associated epidemics, pandemics or disease outbreaks or other outbreaks of diseases or quarantine restrictions), acts of war, armed hostilities or terrorism;

•	changes in financial, banking or securities markets;

•	any change in the stock price or trading volume of our common stock;

•

any failure by Viracta to meet internal projections or forecasts or third party revenue or earnings predictions for any period ending (or for which revenues or earnings are released) on or after the date of the Merger Agreement;

•	the failure of Sunesis to meet internal or analysts’ expectations or projections or the results of operations of Sunesis;

•	any change in, or any compliance with or action taken for the purpose of complying with, any law or GAAP (or interpretations of any law or GAAP); or

•	any change resulting from the announcement of the Merger Agreement or the pendency of the Contemplated Transactions.

If adverse changes occur and Sunesis and Viracta still complete the Merger, the stock price of the combined company following the closing of the Merger may suffer. This in turn may reduce the value of the Merger to the stockholders of Sunesis, Viracta or both.

Some executive officers and directors of Sunesis and Viracta have interests in the Merger that are different from the respective stockholders of Sunesis and Viracta and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of Sunesis and Viracta.

Some officers and directors of Sunesis and Viracta are parties to arrangements that provide them with interests in the Merger that are different from the respective stockholders of Sunesis and Viracta, including, among others, service as an officer or director of the combined company following the closing of the Merger, severance and retention benefits, the acceleration of equity award vesting, and continued indemnification.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Merger;

•	the effect of the Merger on the combined company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by stockholders or financial or industry analysts.

Viracta and Sunesis securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current securityholders of Viracta and Sunesis will own a smaller percentage of the combined company than their ownership in their respective companies prior to the Merger. Immediately after the Merger, it is currently estimated that Viracta equity holders as of immediately prior to the Merger (including shares issued in Viracta’s Pre-Closing Financing) will own approximately 86% of the capital stock of the combined company, with Sunesis equity holders as of immediately prior to the Merger, whose shares of our common stock will remain outstanding after the Merger, will own approximately 14% of the common stock of the combined company on a fully-diluted treasury stock method basis, calculated on a pro forma basis including after giving effect to (i) the Pre-Closing Financing by Viracta immediately prior to the effective time of the Merger, and (ii) the Merger assuming Sunesis holds $14.0 million of net cash at the closing of the Merger. These estimates are based on the anticipated Exchange Ratio and are subject to adjustment as provided in the Merger Agreement. A $7.5 million Sunesis Net Cash threshold is a condition to the completion of the Merger.

In addition, the seven member board of directors of the combined company will initially consist of six individuals with prior affiliations with Viracta and one individual with prior affiliation with Sunesis. Consequently, securityholders of Viracta and Sunesis will be able to exercise less influence over the management and policies of the combined company following the closing of the Merger than they currently exercise over the management and policies of their respective companies.

During the pendency of the Merger Agreement, Sunesis and Viracta may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Sunesis and Viracta to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets or other business combinations that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Sunesis and Viracta from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would result in a breach of the fiduciary duties of the board of directors. In addition, if Sunesis or Viracta terminate the Merger Agreement under specified circumstances, including terminating because of a decision of a board of directors to recommend a superior competing proposal, Viracta may be required to pay Sunesis a termination fee of $1.5 million or $3.0 million or up to $250,000 in expense reimbursements or Sunesis may be required to pay Viracta a termination fee of $1.5 million, or up to $250,000 in expense reimbursements, as defined and described under the Merger Agreement. This termination fee may discourage third parties from submitting competing proposals to Sunesis or Viracta or their stockholders and may cause the respective boards of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Viracta’s capital stock makes it difficult to evaluate the fairness of the Merger, the shareholders of Viracta may receive consideration in the Merger that is less than the fair market value of Viracta’s capital stock and/or Sunesis may pay more than the fair market value of Viracta’s capital stock.

The outstanding capital stock of Viracta is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Viracta’s capital stock. Because the percentage of Sunesis equity to be issued to Viracta shareholders was determined based on negotiations between the parties, it is possible that the value of the our common stock to be received by Viracta shareholders will be less than the fair market value of Viracta’s capital stock, or Sunesis may pay more than the aggregate fair market value for Viracta’s capital stock.

The fairness opinion delivered by MTS Securities, LLC to the Sunesis Board prior to the entry into the Merger Agreement does not reflect changes in circumstances that may have occurred since the date of the opinion.

The Sunesis Board has not obtained an updated fairness opinion either as of the date of this proxy statement/prospectus or as of any other date subsequent to the date of the opinion from MTS Securities, LLC, an affiliate of MTS Health Partners, L.P., Sunesis’s financial advisor. Changes in circumstances, including in the operations and prospects of Sunesis or Viracta, stock prices, general market and economic conditions and other factors, some or all of which may be beyond the control of Sunesis and Viracta, including the recent coronavirus pandemic (COVID-19) that has caused higher than normal volatility in the financial markets generally, are not reflected in such opinion. The opinion does not speak as of any date other than the date of the opinion.

Because the Merger will result in an ownership change under Section 382 of the Code for Sunesis, Sunesis’s pre-Merger net operating loss (“NOL”) carryforwards and certain other tax attributes will be subject to limitations. The NOL carryforwards and other tax attributes of Viracta and of the combined organization may also be subject to limitations as a result of ownership changes.

As of December 31, 2020, Sunesis had U.S. federal NOL carryforwards and state NOL carryforwards of $475.8 million and $335.0 million, respectively. If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code (“Section 382”), the corporation’s NOL carryforwards and certain other tax attributes arising before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will result in an ownership change for Sunesis and, accordingly, Sunesis’s NOL carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use after the Merger. Viracta’s NOL carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on Sunesis’s, Viracta’s and the combined organization’s NOL carryforwards. Consequently, even if the combined organization achieves profitability, it may not be able to utilize a material portion of Sunesis’s, Viracta’s or the combined organization’s NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. For more information on limitations on NOL carryforwards and certain other tax attributes, see “Sunesis’s ability to use NOL carryforwards to offset future taxable income, and its ability to use tax credit carryforwards, may be subject to certain limitations” below.

Purported class action lawsuits have been filed, and additional lawsuits may be filed, relating to the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being consummated.

Following announcement of the merger agreement on November 29, 2020, nine lawsuits were filed by alleged stockholders of Sunesis challenging the merger. On January 8, 2021, a lawsuit was filed by a purported stockholder of Sunesis in connection with the proposed merger between Sunesis and Viracta. The lawsuit was brought as a putative class action and captioned Mooney v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00182 (N.D. Cal.). The Mooney complaint named as defendants Sunesis, Merger Sub, Viracta and the members of the Sunesis board. The Mooney complaint alleged claims for breaches of fiduciary duty against the members of the Sunesis board, aiding and abetting breaches of fiduciary duty against Sunesis, Viracta and Merger Sub, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Sunesis board. The plaintiff contended that the proposed merger between Sunesis and Viracta is unfair and undervalues Sunesis, and that the registration statement on Form S-4 filed on December 22, 2020 omitted or misrepresented material information regarding the proposed merger between Sunesis and Viracta, rendering the registration statement false and misleading.

Additional complaints were filed against Sunesis and the Sunesis board on January 14, 15, 16, 19, 21, and 29, 2021 (captioned Hajdini v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00359 (S.D.N.Y.); Blomquist v. Sunesis Pharmaceuticals, Inc., et al., No. 21-cv-00225 (E.D.N.Y.); Ciccotelli v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00406 (S.D.N.Y.); Zivan v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00478 (S.D.N.Y.); Rond v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00531 (S.D.N.Y.); Wheeler v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00511 (N.D. Cal.); Kubicek v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00710 (N.D. Cal.); and Sabina v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00860 (S.D.N.Y.)). The Ciccotelli and Sabina complaints additionally assert claims against Viracta and the Merger Sub. All of the complaints alleged violations of Section 14(a) and Section 20(a) of the Exchange Act. The Hajdini complaint additionally asserted a claim for breach of fiduciary duty against the board and interim Chief Executive Officer of Sunesis. All complaints sought injunctive and declaratory relief.

On February 12, 2021, Sunesis filed a Form 8-K to update and supplement the proxy statement/prospectus/information statement with additional disclosures relating to the Merger. Notices of voluntary dismissal have since been filed in all nine lawsuits. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. It is possible that additional, similar lawsuits may be filed, or the Complaint described above will be amended. If this occurs, Sunesis does not intend to announce the filing of each additional similar complaint unless it contains allegations that are substantially distinct from those described above.

One of the conditions to completion of the Merger is the absence of any order being in effect that prohibits the consummation of the Merger. Accordingly, if any plaintiff is successful in obtaining an order enjoining consummation of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected time frame.

Risks Related to Our Business

Sunesis needs to raise substantial additional funding to continue the development of SNS-510 and any other future programs.

Sunesis will need to raise substantial additional capital to:

•	fund preclinical and clinical development of SNS-510, including any potential milestone payments to Takeda Oncology;

•	expand its development activities;

•	implement additional internal systems and infrastructure; and build or access commercialization and additional manufacturing capabilities and supplies.

•	rate of progress and cost of its clinical trials;

•	need for additional or expanded clinical trials;

•	timing, economic and other terms of any licensing, collaboration or other similar arrangement into which Sunesis may enter;

•	costs and timing of seeking and obtaining EMA, FDA or other regulatory approvals;

•	extent of its other development activities, including its other clinical programs and in-license agreements;

•	costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	effect of competing technological and market developments; and

•	costs of supporting any potential future licensees or partners.

Until Sunesis can generate a sufficient amount of licensing, collaboration or product revenue to finance its cash requirements, which it may never do, Sunesis expects to finance future cash needs primarily through equity issuances, debt arrangements, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to SNS-510, vecabrutinib, or its other development programs, or a combination of the above. Any issuance of convertible debt securities, preferred stock or common stock may be at a discount from the then-current trading price of Sunesis’s common stock. If Sunesis issues additional common or preferred stock or securities convertible into common or preferred stock, Sunesis’s stockholders will experience additional dilution, which may be significant. Further, Sunesis does not know whether additional funding will be available on acceptable terms, or at all.

In addition, the recent outbreak of the novel coronavirus known as COVID-19 has significantly disrupted global financial markets, negatively impacted U.S. market conditions and may reduce opportunities for Sunesis to seek out additional funding. Though Sunesis raised additional funds in its July 2020 offering, Sunesis will require additional financing to fund working capital and continue clinical development of SNS-510. Further decline in the market price of our common stock could make it more difficult for Sunesis to sell equity or equity-related securities in the future at a time and price that Sunesis deems appropriate.

If Sunesis fails to raise sufficient additional financing, on terms and dates acceptable to Sunesis, Sunesis may not be able to continue its operations and the development of its product candidates, and Sunesis may be required to reduce staff, reduce or eliminate research and development, slow the development of its product candidates, outsource or eliminate several business functions or shut down operations.

Sunesis has incurred losses since inception and anticipates that it will continue to incur losses for the foreseeable future. Sunesis may not ever achieve or sustain profitability.

Sunesis is not profitable and has incurred losses in each year since its inception in 1998. Sunesis’s net losses for the years ended December 31, 2020 and 2019 were $21.6 million and $23.3 million, respectively. As of December 31, 2020, Sunesis had an accumulated deficit of $704.4 million. Sunesis does not currently have any products that have been approved for marketing, and expects to incur significant losses for the foreseeable future as Sunesis continues to incur substantial development and general and administrative expenses related to its operations. Sunesis has prioritized development funding on a preclinical asset SNS-510, a PDK1 inhibitor. Sunesis has a limited number of products that are still in the early stages of development and will require significant additional investment. Sunesis’s losses, among other things, have caused and will continue to cause its stockholders’ equity and working capital to decrease.

To date, Sunesis has derived substantially all of its revenue from license and collaboration agreements. Sunesis currently has two agreements, the DOT-1 License Agreement and the Denovo Agreement, which include certain milestone and royalty payments. Sunesis cannot predict if its collaborators will continue development or whether Sunesis will receive any such payments under these agreements in the foreseeable future, or at all.

Sunesis is unable to predict when it will generate revenue from the sale of products, if at all. In the absence of additional sources of capital or partnering opportunity, which may not be available to Sunesis on acceptable terms, or at all, the development of SNS-510 or future product candidates may be reduced in scope, delayed or terminated. If Sunesis’s product candidates or those of its collaborators fail in clinical trials or do not gain regulatory approval, or if Sunesis’s future products do not achieve market acceptance, Sunesis may never become profitable. Even if Sunesis achieves profitability in the future, Sunesis may not be able to sustain profitability in subsequent periods.

There is substantial doubt about Sunesis’s ability to continue as a going concern.

Sunesis has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2020, had cash and cash equivalents totaling $20.4 million and an accumulated deficit of $704.4 million. Sunesis expects its current cash and cash equivalents will not be sufficient to support its operations for a period of twelve months from the date its financial statements are available to be issued. Sunesis will require additional financing to fund working capital and pay its obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that Sunesis will be successful in completing the Merger or acquiring additional funding at levels sufficient to fund its operations or on terms favorable to Sunesis. These conditions raise substantial doubt about Sunesis’s ability to continue as a going concern for a period of one year from the date its financial statements are available to be issued. If Sunesis is unsuccessful in its efforts to complete the Merger or raise additional financing in the near term, Sunesis will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming Sunesis will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to Sunesis’s ability to continue as a going concern.

Sunesis will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet Sunesis’s need. If cash resources are insufficient to satisfy its on-going cash requirements, Sunesis will be required to scale back or discontinue its product development programs, or obtain funds if available (although there can be no certainties) through strategic alliances or alternatives that may require Sunesis to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to Sunesis, or any strategic alliances or alternatives would produce the desired results. Even if Sunesis is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing. Sunesis notes that there is significant uncertainty from the effect that the novel coronavirus may have on the availability, cost and type of financing.

The development of SNS-510 or other product candidates could be halted or significantly delayed for various reasons; Sunesis’s clinical trials for SNS-510 or other product candidates may not lead to regulatory approval.

Sunesis’s product candidates are vulnerable to the risks of failure inherent in the drug development process. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical trials do not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

Sunesis’s product candidates may experience toxicities that in preclinical studies or in clinical trials may preclude further development, or in clinical trials may lead to a maximum tolerated dose that is not effective, or they may fail to demonstrate efficacy at the doses tested. If this were the case for SNS-510, for example, such a result would delay or prevent further development, which would severely and adversely affect Sunesis’s financial results, business and business prospects.

In the case of vecabrutinib, Sunesis decided not to move the program into Phase 2 after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK inhibitor resistant-disease.

Sunesis does not know whether its current or any future clinical trials with SNS-510, vecabrutinib, or any of its product candidates will be completed on schedule, or at all, or whether its ongoing or planned clinical trials will begin or progress on the time schedule Sunesis anticipates. The commencement and completion of future clinical trials could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;

•	delays or failures in obtaining regulatory approval to commence a clinical trial;

•	delays or failures in obtaining approval from independent IRBs or ECs to conduct a clinical trial at prospective sites;

•	delays or failures in reaching acceptable clinical trial agreement terms or clinical trial protocols with prospective sites;

•	delays or failures in obtaining sufficient clinical materials, including any of Sunesis’s product and any drugs to be tested in combination with Sunesis’s products;

•	failure of third parties such as Contract Research Organizations and medical institutions to perform their contractual duties and obligations;

•	slower than expected rates of patient recruitment and enrollment;

•	failure of patients to complete the clinical trial;

•	delays or failures in reaching the number of events pre-specified in the trial design;

•	the need to expand the clinical trial;

•	unforeseen safety issues;

•	lack of efficacy during clinical trials;

•	inability or unwillingness of patients or clinical investigators to follow Sunesis’s clinical trial protocols; and

•	inability to monitor patients adequately during or after treatment.

Additionally, Sunesis’s clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, or Sunesis itself for reasons such as change in protocol. Any failure to complete or significant delay in completing clinical trials for Sunesis’s product candidates could harm its financial results and the commercial prospects for its product candidates.

Sunesis’s business, operations, financial results and clinical development plans and timelines could be adversely impacted by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by Sunesis or by third parties with whom it conducts business, including its Contract Manufacturing Organizations (“CMOs”) Contract Research Organizations (“CROs”) and others.

Health epidemics could cause significant disruption in the operations of third-party CMOs, CROs and other third parties upon whom Sunesis relies. For example, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. On March 11, 2020, the WHO declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. COVID-19 has led to government-imposed quarantines, travel restrictions and other public health safety measures. As the COVID-19 pandemic continues to spread around the globe, Sunesis may experience disruptions that could severely impact its business and potential clinical trials, including:

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as its clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•

limitations in resources that would otherwise be focused on the conduct of its business or its clinical trials, including because of sickness or the desire to avoid contact with large groups of people or as a result of government-imposed “shelter in place” or similar working restrictions;

•	delays in clinical sites receiving the supplies and materials needed to conduct its clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in its clinical trials;

•

changes in regulations as part of a response to the COVID-19 pandemic which may require Sunesis to change the ways in which its clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;

•

necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

Sunesis is still assessing the impact that COVID-19 may have on its ability to effectively conduct its business operations as planned and there can be no assurance that Sunesis will be able to avoid a material impact on its business from the spread of COVID-19 or its consequences, including disruption to its business and downturns in business sentiment generally or in its industry. For example, on March 16, 2020, San Mateo County issued a “shelter-in-place” order, effective March 17, 2020, and on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Sunesis’s primary operations are located in South San Francisco, which is in San Mateo County. As a result of such county and California State orders, the majority of Sunesis’s employees have been telecommuting and continue to work from home, which may impact certain of its operations over the near term and long term.

Additionally, certain third parties with whom Sunesis engages, including its collaborators, contract organizations, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom Sunesis conducts business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, Sunesis’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, certain IND-enabling preclinical studies are conducted by CROs, which could be discontinued or delayed as a result of the pandemic. Sunesis and its CROs have also made certain adjustments to the operation of clinical trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and generally, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While the current SNS-510 preclinical development is continuing, future clinical trials may be delayed. Sunesis may not be successful in opening trial sites, may experience delays in patient enrollment or in the progress of its clinical trials, may need to suspend its clinical trials, and may encounter other negative impacts to its trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve. While the extent of the impact of the current COVID-19 pandemic on Sunesis’s business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on its business, financial condition and operating results. The extent to which the COVID-19 pandemic may impact Sunesis’s business and prospects and the overall economies of the U.S. and other countries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic could adversely impact Sunesis’s licensees, which could cause delays in its receipts of potential milestones and royalties under Sunesis’s licensing or royalty and milestone acquisition arrangements.

As the COVID-19 pandemic continues to rapidly evolve, the companies which are working to develop and commercialize Sunesis’s licensed product candidates, such as vosaroxin and DAY101 (formerly TAK-580), could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic, which could cause delays, suspensions or cancellations of their drug development efforts including, without limitation, their clinic trials which would correspondingly delay, suspend or negate the timing of Sunesis’s potential receipts of milestones and royalties under Sunesis’s out-licensing or royalty acquisition agreements. The disruptions to Sunesis’s licensees could include, without limitation:

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

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact Sunesis’s business and prospects and the overall economies of the U.S. and other countries will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Sunesis relies on a limited number of third parties to supply it with its API and FDP. If Sunesis fails to obtain sufficient quantities of these materials, the development and potential commercialization of SNS-510 and future products, if any, could be halted or significantly delayed.

Sunesis currently relies on contract manufacturing organizations (“CMOs”) for all API and FDP. Additional third-party CMOs are relied on to manufacture key starting materials and intermediates required in the manufacture of API. Sunesis has limited manufacturing experience, and Sunesis has not yet scaled-up to commercial scale. The cost to manufacture at commercial scale may materially exceed the cost of clinical-stage manufacturing.

If Sunesis’s third-party API or FDP manufacturers are unable or unwilling to produce the API or FDP it requires, Sunesis would need to establish arrangements with one or more alternative suppliers. Sunesis’s API or FDP manufacturers may encounter difficulties in achieving volume production, quality control, and quality assurance and also may experience shortages in qualified personnel and obtaining active ingredients for Sunesis’s product candidates, including delays or shortages due to limited supply or capacity of production facilities as a result of the recent COVID-19 pandemic. However, establishing a relationship with an alternative supplier would likely delay Sunesis’s ability to produce API or FDP in a timely manner. Sunesis’s ability to replace an existing manufacturer would also be challenging and time consuming because the number of potential manufacturers is limited and the FDA, EMA or other corresponding state agencies must approve any replacement manufacturer before it can be approved as a commercial supplier. Such approval would require new testing, stability programs and compliance inspections. It may be difficult or impossible for Sunesis to identify and engage a reliable replacement manufacturer on acceptable terms in a timely manner, or at all. Sunesis expects to continue to depend on third-party CMOs for all its API and FDP needs for the foreseeable future.

Sunesis’s products require precise and high-quality manufacturing processes. In addition to process impurities, the failure of Sunesis’s CMOs to achieve and maintain high manufacturing standards in compliance with cGMP regulations could result in other manufacturing errors leading to patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery. Although CMOs are subject to ongoing periodic unannounced inspection by the FDA, EMA or other corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards, any such performance failures on the part of a contract manufacturer could result in the delay or prevention of filing or approval of marketing applications for Sunesis’s products, cost overruns or other problems that could seriously harm Sunesis’s business. This would deprive Sunesis of potential product revenue and result in additional losses.

The stability of API and FDP is also a key risk, as Sunesis must demonstrate that products continue to meet product specifications over time. There can be no assurances that future lots will meet stability requirements and if they do not, development and commercialization of Sunesis’s products may be delayed.

The results of preclinical studies and clinical trials may not satisfy the requirements of the FDA, EMA or other regulatory agencies.

Prior to receiving approval to commercialize SNS-510 or future product candidates in Europe, the United States or in other territories, Sunesis must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA, EMA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways. Even if Sunesis believes preclinical or clinical data from preclinical studies and clinical trials are promising, such data may not be sufficient to support approval by the FDA, EMA and other regulatory authorities. Results in preclinical studies may not be predictive of results in human clinical trials and early stage human clinical trials may not be predictive of results in later, larger trials.

Sunesis’s product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by Sunesis’s product candidates, their delivery methods or dosage levels could cause Sunesis or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that Sunesis may experience in its clinical trials, Sunesis may not receive approval to market any product candidates, which could prevent Sunesis from ever generating revenues or achieving profitability. Results of Sunesis’s trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of its product candidates. In such an event, Sunesis’s trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order Sunesis to cease further development of or deny approval of its product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

Additionally, if any of Sunesis’s product candidates receives regulatory approval, and Sunesis or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

•	Sunesis may be forced to suspend marketing of that product;

•	regulatory authorities may withdraw or change their approvals of that product;

•

regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

•	Sunesis may be required to conduct post-marketing studies;

•	Sunesis may be required to change the way the product is administered;

•	Sunesis could be sued and held liable for harm caused to subjects or patients; and

•	Sunesis’s reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of Sunesis’s product candidates and prevent Sunesis from achieving or maintaining market acceptance of the affected product candidate, if approved by applicable regulatory authorities.

Sunesis relies on third parties to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, Sunesis may be unable to obtain regulatory approval for, or commercialize, its product candidates.

Sunesis relies on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories, to conduct its planned and existing clinical trials for its product candidates. If the third parties conducting Sunesis’s clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to Sunesis’s clinical trial protocols or for any other reason, Sunesis may need to enter into new arrangements with alternative third parties and its clinical trials may be extended, delayed or terminated or may need to be repeated, and Sunesis may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

Sunesis may expand its development capabilities in the future, and any difficulties hiring or retaining key personnel or managing this growth could disrupt its operations.

Sunesis is highly dependent on the principal members of its development staff. Sunesis may expand its research and development capabilities in the future by increasing expenditures in these areas, hiring additional employees and potentially expanding the scope of its current operations. Future growth will require Sunesis to continue to implement and improve Sunesis’s managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on Sunesis’s administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. Sunesis is highly dependent on its continued ability to retain, attract and motivate highly qualified management and specialized personnel required for clinical development. Due to its limited resources, Sunesis may not be able to effectively manage any expansion of its operations or recruit and train additional qualified personnel. If Sunesis is unable to retain key personnel or manage its growth effectively, Sunesis may not be able to implement its business plan.

If Sunesis is sued for infringing intellectual property rights of third parties, litigation will be costly and time consuming and could prevent Sunesis from developing, commercializing, or licensing SNS-510, vecabrutinib, or other product candidates.

Sunesis’s commercial success depends on not infringing the patents and other proprietary rights of third parties and not breaching any collaboration or other agreements Sunesis has entered into with regard to its technologies and product candidates. If a third party asserts that Sunesis, Sunesis’s licensors, collaboration partners, or any employees thereof have misappropriated their intellectual property, or otherwise claim that Sunesis, Sunesis’s licensors, or collaboration partners are using technology claimed in issued and unexpired patents, or other proprietary rights, owned or controlled by the third party, even if the technology is regarded as Sunesis’s own intellectual property, Sunesis may need to obtain a license, enter into litigation to challenge the validity or enforceability of the patents or other rights or incur the risk of litigation in the event that a third party asserts that Sunesis infringes its patents or have misappropriated other rights.

If a third party asserts that Sunesis infringes its patents or other proprietary rights, Sunesis could face a number of challenges that could seriously harm its competitive position, including:

•

infringement and other intellectual property claims, which would be costly and time consuming to litigate, whether or not the claims have merit, and which could delay the regulatory approval process and divert management’s attention from Sunesis’s business;

•

substantial damages for past infringement, which Sunesis may have to pay if a court determines that SNS-510, vecabrutinib, or any future product candidates infringe a third party’s patent or other proprietary rights;

•

a court order prohibiting Sunesis from selling or licensing SNS-510, vecabrutinib, or any future product candidates unless a third-party licenses relevant patent or other proprietary rights to Sunesis, which it is not required to do; and

•	if a license is available from a third-party, Sunesis may have to pay substantial royalties or grant cross-licenses to its patents or other proprietary rights.

If Sunesis’s competitors develop and market products that are more effective, safer or more popular than SNS-510 or other product candidates, or obtain marketing approval sooner than Sunesis’s, Sunesis’s commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and Sunesis faces significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching, developing and marketing products designed to address the treatment of cancer. Many of Sunesis’s competitors have significantly greater financial, manufacturing, marketing and drug development resources than Sunesis does. Large pharmaceutical companies in particular have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing drugs.

Sunesis expects competition during the development and commercialization of all of its products in all of their potential future indications. Competition is likely to increase as additional products are developed and approved in various patient populations. If Sunesis’s competitors market products that are more effective, safer, and/or less expensive than Sunesis’s future products, if any, or that reach the market sooner Sunesis may not achieve commercial success or substantial market penetration. In addition, the biopharmaceutical industry is characterized by rapid change. Products developed by Sunesis’s competitors may render any of Sunesis’s future product candidates obsolete.

Sunesis’s proprietary rights may not adequately protect SNS-510, vecabrutinib, or future product candidates, if any.

Sunesis uses patents, trade secrets, trademarks, service marks, and marketing exclusivity administered by regulatory authorities to protect Sunesis’s products from generic copies of its products. Sunesis’s ability to build and maintain its proprietary position for any future drug candidates will depend on its success in obtaining effective patent claims and enforcing granted claims. The patent positions of biopharmaceutical companies like Sunesis’s are generally uncertain and involve complex legal and factual questions for which some important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Sunesis does not know whether any of its patent applications or those patent applications that Sunesis licenses will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect SNS-510, vecabrutinib, or other product candidates. The patents Sunesis owns or licenses and those that may be issued in the future may be opposed, challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide Sunesis with proprietary protection or competitive advantages. Sunesis applies for patents covering both its technologies and product candidates, as it deems appropriate. However, Sunesis may fail to apply for patents on important technologies or product candidates in a timely fashion, throughout the world, or at all. Sunesis’s existing patents and any future patents Sunesis obtains may not be sufficiently broad, valid, enforceable, or extend globally in order to prevent others from practicing Sunesis’s technologies or from developing competing products and technologies. Further, obtaining and maintaining patent protection relies on compliance with various procedural requirements imposed by governmental patent agencies, including, for example, mandatory document submissions and fee payments. Failure to comply with these requirements may reduce or eliminate opportunities for, or rights to, patent protection. In addition, Sunesis generally does not exclusively control the patent prosecution of subject matter that Sunesis licenses to or from others. Accordingly, in such cases Sunesis is unable to exercise the same degree of control over this intellectual property as Sunesis would over its own. Similarly, Sunesis does not always exclusively control patent prosecution due to contractual and other legal obligations to its licensors and collaborations partners. Moreover, the patent positions of biopharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the scope, validity and enforceability of patents in addition to the related cost, can vary from country to country, and can change depending on changes in national and international law, and as such, cannot be predicted with certainty. In addition, Sunesis does not know whether:

•	Sunesis, Sunesis’s licensors or Sunesis’s collaboration partners were the first to make the inventions covered by each of their issued patents and pending patent applications;

•	Sunesis, Sunesis’s licensors or Sunesis’s collaboration partners were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of their technologies;

•	any of Sunesis’s, Sunesis’s licensors’ or Sunesis’s collaboration partners’ pending patent applications will result in issued patents;

•	any of Sunesis’s, Sunesis’s licensors’ or Sunesis’s collaboration partners’ patents will be valid or enforceable;

•	because of differences in patent laws of countries, any patent granted in one country or region will be granted in another, or, if so, have the same or a different scope;

•	any patents issued to Sunesis, Sunesis’s licensors or Sunesis’s collaboration partners will provide them with any competitive advantages, or will be challenged by third parties;

•	Sunesis will develop additional proprietary technologies that are patentable;

•

Sunesis, Sunesis’s licensors or Sunesis’s collaboration partners will be subject to claims challenging the inventorship, ownership, or rights to claim priority with regard to their patents and other intellectual property; or

•	any patents or other proprietary rights of third parties will have an adverse effect on Sunesis’s business.

Sunesis may need to commence or defend administrative proceedings or litigation to enforce or to determine the scope and validity of any patents issued to Sunesis or to determine the scope and validity of third-party proprietary rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to Sunesis. An adverse outcome in a proceeding or litigation affecting proprietary rights Sunesis owns or has licensed could present significant risk of competition for drug candidates that Sunesis markets or seeks to develop. Any adverse outcome in a proceeding or litigation affecting third party proprietary rights could subject Sunesis to significant liabilities to third parties and could require Sunesis to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

There can be no assurance that the trademarks or service marks Sunesis uses or registers will protect its company name or any products or technologies that Sunesis develops and commercializes, that its trademarks, service marks, or trademark registrations will be enforceable against third parties, or that its trademarks and service marks will not interfere with or infringe trademark rights of third parties. Sunesis may need to commence litigation to enforce its trademarks and service marks or to determine the scope and validity of its or a third party’s trademark rights. Litigation would result in substantial costs, even if the eventual outcome is favorable to Sunesis. An adverse outcome in litigation could subject Sunesis to significant liabilities to third parties and require Sunesis to seek licenses of the disputed rights from third parties or to cease using the trademarks or service marks if such licenses are unavailable.

Sunesis also relies on trade secrets to protect some of its technology, especially where Sunesis does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and enforce. While Sunesis uses reasonable efforts to protect its trade secrets, Sunesis’s or Sunesis’s collaboration partners’ employees, consultants, contractors or scientific and other advisors, or those of Sunesis’s licensors or collaborators, may unintentionally or willfully disclose Sunesis’s proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If Sunesis’s competitors independently develop equivalent knowledge, methods and know-how, Sunesis would not be able to assert its trade secret protection against them and Sunesis’s business could be harmed.

There can be no assurance that the confidentiality and other agreements Sunesis puts in place with employees, consultants, and partners will provide meaningful protection, that these agreements will not be breached, that Sunesis will have an adequate remedy for any such breach, or that Sunesis’s trade secrets will not otherwise become known or independently developed by a third party.

Sunesis does not know whether the patent term for any drug candidate or product will offer protection for an adequate or profitable amount of time. Sunesis does not know whether patent term extensions and data exclusivity periods will be available in the future for any or all of the patent rights Sunesis owns or has licensed. While it is possible that patent term restoration and/or supplemental patent certificates would be available for some of the patents Sunesis owns or controls through licenses, Sunesis cannot guarantee that such additional protection will be obtained, and the expiration dates described here do not include such term restoration. However, patent expiration dates described here for U.S. patents may reflect patent term adjustments by the United States Patent and Trademark Office or terminal disclaimers over related patents or patent applications. Sunesis’s obligation to pay royalties to licensors may extend beyond the patent expiration, which would further erode the profitability of Sunesis’s products.

Intellectual property rights may not address all potential threats to Sunesis’s competitive position for at least the reasons described above and below.

Sunesis may not realize the potential benefits of its licensing arrangements for products such as vosaroxin and DAY101 (formerly TAK-580) and may not receive any future milestones or royalty payments.

There can be no assurance that products Sunesis out-licenses, such as vosaroxin to Denovo and DAY101 (formerly TAK-580) to DOT-1, will be successfully developed and commercialized. The product(s) may fail in development, or Sunesis’s partner(s) may elect to discontinue development and/or terminate their agreement(s) with Sunesis. In this case, Sunesis may also incur some costs to wind down Sunesis’s activities related to the product in question. Completing development of the product could require significant resources. If Sunesis cannot find another partner and do not undertake development on its own, there will be no possibility of any future upside from the product.

Sunesis may fail to make timely milestone or royalty payments under its agreements, triggering remedies that would be adverse to Sunesis.

Under Sunesis’s license agreements Sunesis has certain milestone and royalty obligations, such as the remaining development milestones payable for Sunesis’s development of PDK1 and on future sales of PDK1, when and if approved and commercialized, to Takeda Oncology. As another example, Sunesis is required to pay RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, a specified percentage of any consideration Sunesis receives for vosaroxin. If Sunesis does not make timely payments, its partners may seek remedies.

Any future workforce and expense reductions may have an adverse impact on Sunesis’s internal programs, its ability to hire and retain key personnel and may be distracting to management.

In July 2020, Sunesis announced a reduction in workforce of approximately 30% of its head count to focus on development of Sunesis’s first-in-class PDK1 inhibitor SNS-510. On December 18, 2020, due to the entry into the Merger Agreement, Sunesis reduced its workforce by approximately 40% to preserve cash resources while completing the proposed Merger. Depending on Sunesis’s need for additional funding and expense control, Sunesis may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on Sunesis’s internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with Sunesis’s business partners or competitors. Although Sunesis’s employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, Sunesis believes that its future success will depend in large part upon its ability to attract and retain highly skilled personnel. Sunesis may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of Sunesis’s executive management team and other key employees, which could adversely affect its business.

Sunesis depends on various consultants and advisors for the success and continuation of its development efforts.

Sunesis works extensively with various consultants and advisors, who provide advice and/or services in various business and development functions, including clinical development, operations and strategy, clinical and nonclinical pharmacology, regulatory matters, biostatistics, legal and finance. The potential success of Sunesis’s drug development programs depends, in part, on continued collaborations with certain of these consultants and advisors. Sunesis’s consultants and advisors are not its employees and may have commitments and obligations to other entities that may limit their availability to Sunesis. Sunesis does not know if it will be able to maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on Sunesis’s development objectives and Sunesis’s business.

If conflicts of interest, or a failure or dispute of reporting or diligence efforts arise between Sunesis’s current or future licensees or collaboration partners, if any, and Sunesis, any of them may act in their self-interest, which may be adverse to Sunesis’s interests.

If a conflict of interest arises between Sunesis and one or more of its current or potential future licensees or collaboration partners, if any, they may act in their own self-interest or otherwise in a way that is not in the interest of Sunesis or its stockholders. Biogen, Takeda Oncology, Denovo, DOT-1, or potential future licensees or collaboration partners, if any, are conducting or may conduct product development efforts within the disease area that is the subject of a license or collaboration with Sunesis. In current or potential future licenses or collaborations, if any, Sunesis has agreed or may agree not to conduct, independently or with any third party, any research that is competitive with the research conducted under Sunesis’s licenses or collaborations. Sunesis’s licensees or collaboration partners, however, may develop, either alone or with others, products in related fields that are competitive with the product candidates that are the subject of these licenses or collaborations. Competing products, either developed by Sunesis’s licensees or collaboration partners or to which Sunesis’s licensees or collaboration partners have rights, may result in their withdrawal of support for a product candidate covered by the license or collaboration agreement.

If one or more of Sunesis’s current or potential future licensees or collaboration partners, if any, were to breach or terminate their license or collaboration agreements with Sunesis or otherwise fail to perform their obligations thereunder in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates could be delayed or terminated. Sunesis does not know whether Sunesis’s licensees or collaboration partners will pursue alternative technologies or develop alternative product candidates, either on their own or in collaboration with others, including Sunesis’s competitors, as a means for developing treatments for the diseases targeted by licenses or collaboration agreements with Sunesis.

Sunesis and its current collaboration partners have certain reporting and diligence obligations to each other, and failure to report, or disagreement over the impact of information reported, or a lack of diligent efforts, or dispute of the impact of the efforts, may be adverse to Sunesis’s interests, the development of the product candidates and could lead to an ultimate withdrawal or dispute of the rights to a product candidate covered by the license or collaboration agreement.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent Sunesis from obtaining approval for the commercialization of its product candidates.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither Sunesis nor its present or potential future collaboration or licensing partners, if any, are permitted to market Sunesis’s product candidates in the United States or Europe until Sunesis receives approval of a marketing authorization application (“MAA”) or New Drug Application (“NDA”) for these respective territories, or in any other country without the equivalent marketing approval from such country. In addition, failure to comply with FDA, EMA, and other applicable U.S. and foreign regulatory requirements may subject Sunesis to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending MAAs, NDAs, supplements to approved MAAs, NDAs or their equivalents in other territories.

Regulatory approval of an MAA or NDA or their equivalent in other territories is not guaranteed, and the approval process is expensive, uncertain and may take several years. Furthermore, the development process for oncology products may take longer than in other therapeutic areas. Regulatory authorities have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and Sunesis could encounter problems that cause Sunesis to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for marketing approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate.

The FDA, EMA or other foreign regulatory authority can delay, limit or deny approval of a drug candidate for many reasons, including:

•	the drug candidate may not be deemed safe or effective;

•	regulatory officials may not find the data from preclinical studies and clinical trials sufficient;

•	the FDA, EMA or other foreign regulatory authority might not approve Sunesis’s or Sunesis’s third-party manufacturers’ processes or facilities; or

•	the FDA, EMA or other foreign regulatory authority may change its approval policies or adopt new regulations.

Sunesis may be subject to costly claims related to its clinical trials and may not be able to obtain adequate insurance.

Because Sunesis conducts the vecabrutinib clinical trials in humans, Sunesis faces the risk that the use of vecabrutinib will result in adverse side effects. Sunesis cannot predict the possible harms or side effects that may result from its clinical trials. Although Sunesis has clinical trial liability insurance, Sunesis’s insurance may be insufficient to cover any such events. Sunesis does not know whether it will be able to continue to obtain clinical trial coverage on acceptable terms, or at all. Sunesis may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, Sunesis’s insurance coverage. There is also a risk that third parties that Sunesis has agreed to indemnify could incur liability. Any litigation arising from Sunesis’s clinical trials, even if Sunesis was ultimately successful, would consume substantial amounts of Sunesis’s financial and managerial resources and may create adverse publicity.

Even if Sunesis receives regulatory approval to sell SNS-510 or other product candidates, the market may not be receptive.

Even if one of Sunesis’s product candidates obtains regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. Sunesis believes that the degree of market acceptance will depend on a number of factors, including:

•	the timing of market introduction of competitive products;

•	the efficacy of Sunesis’s product;

•	the prevalence and severity of any side effects;

•	the potential advantages or disadvantages over alternative treatments;

•	the strength of marketing and distribution support;

•	the price of the product, both in absolute terms and relative to alternative treatments; and

•	the availability of reimbursement from health maintenance organizations and other third-party payors.

If SNS-510 or other product candidates fail to achieve market acceptance, due to unacceptable side effects or any other reasons, Sunesis may not be able to generate significant revenue or to achieve or sustain profitability.

Even if Sunesis receives regulatory approval for SNS-510 or any other future product candidate, Sunesis will be subject to ongoing FDA, EMA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit its ability to commercialize SNS-510 or any other future product candidate.

Any regulatory approvals that Sunesis or its potential future collaboration partners receive for SNS-510 or its future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing trials. In addition, even if approved, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

The FDA and other agencies, including the Department of Justice (“DOJ”), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if Sunesis does not market its products for their approved indications, Sunesis may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act (the “FCA”), relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws and state consumer protection laws.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of Sunesis’s product candidates. Sunesis cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, Europe or other territories. If Sunesis is not able to maintain regulatory compliance, Sunesis might not be permitted to market its future products and Sunesis may not achieve or sustain profitability. Other penalties for failing to comply with regulatory requirements include restrictions on such products, manufacturers or manufacturing processes; restrictions on the labeling or marketing of a product; restrictions on distribution or use of a product; requirements to conduct post-marketing studies or clinical trials; warning letters or untitled letters; withdrawal of the products from the market; refusal to approve pending applications or supplements to approved applications that Sunesis submits; recall of products; damage to relationships with any potential collaborators; unfavorable press coverage and damage to Sunesis’s reputation; fines, restitution or disgorgement of profits or revenues; suspension or withdrawal of marketing approvals; refusal to permit the import or export of Sunesis’s products; product seizure; injunctions or the imposition of civil or criminal penalties; and litigation involving patients using Sunesis’s products. Additionally, failure to comply with the European Union’s requirements regarding the protection of personal information also can lead to significant penalties and sanctions.

The coverage and reimbursement status of newly approved drugs is uncertain and may be impacted by current and future legislation, and failure to obtain adequate coverage and reimbursement could limit Sunesis’s ability to market its product candidates and decrease its ability to generate revenue.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs both nationally and internationally. The commercial success of Sunesis’s future products, if any, in both domestic and international markets depends on whether third-party coverage and reimbursement is available for the ordering of Sunesis’s future products by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for Sunesis’s future products. These payors may not view Sunesis’s future products as cost-effective, and reimbursement may not be available to consumers or may not be sufficient to allow Sunesis’s future products to be marketed on a competitive basis.

Likewise, in the United States and some foreign jurisdictions, there have been a number of legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs that could result in lower prices or rejection of Sunesis’s future products. Such efforts have resulted in several recent United States congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

For example, in response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. While a number of reform measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Sunesis expects that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. The evolving effects of the COVID-19 pandemic may introduce temporary or permanent healthcare reform measures, which could have negative financial implications on Sunesis’s business. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that may limit or restrict reimbursement for Sunesis’s future products may reduce any future product revenue.

Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was enacted, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The Supreme Court of the United States granted certiorari on March 2, 2020, and heard oral arguments on the case on November 10, 2020, and the case is expected to be decided sometime in 2021. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and Sunesis’s business and operations.

The implementation of cost containment measures or other healthcare reforms may prevent Sunesis from being able to generate revenue, attain profitability, or commercialize its products.

Sunesis’s relationships with healthcare providers, clinical investigators, and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose Sunesis to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, clinical investigators, and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which Sunesis obtains marketing approval. Sunesis’s current and future arrangements with healthcare providers, clinical investigators and third-party payors may expose Sunesis to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Sunesis markets, sells and distributes any products for which Sunesis obtains marketing approval. Restrictions under applicable state, federal and foreign healthcare laws and regulations include the following:

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

Efforts to ensure that Sunesis’s business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that Sunesis’s business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If Sunesis’s operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to Sunesis, Sunesis may be subject to a wide range of sanctions and penalties, including potentially significant criminal, and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of Sunesis’s operations, any of which could adversely affect Sunesis’s ability to operate its business and its results of operations. Sunesis is unable to predict whether Sunesis would be subject to actions under these laws or the impact of such actions. However, the cost of defending any such claims, as well as any sanctions imposed, could adversely affect Sunesis’s financial performance and disrupt Sunesis’s business operations.

Sunesis may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose Sunesis to significant liabilities.

Sunesis, through third-party contractors, use hazardous chemicals and radioactive and biological materials in its business and are subject to a variety of federal, state, regional and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although Sunesis believes its safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, Sunesis cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, Sunesis could be held liable for any resulting damages, and any liability could significantly exceed Sunesis’s insurance coverage, which is limited for pollution cleanup and contamination.

General Risk Factors

The price of our common stock may continue to be volatile, and the value of an investment in its common stock may decline.

In the year ended December 31, 2020, our common stock traded as low as $1.12 and as high as $11.30, after giving retroactive effect to the one-for-ten reverse split of shares of Sunesis’s capital stock, effected on September 2, 2020. Factors that could cause continued volatility in the market price of our common stock include, but are not limited to:

•

all the other risks mentioned herein, including but not limited to Sunesis’s ability to raise additional capital to fund its operations and complete its clinical development plans, compliance with government regulations, the safety and efficacy of its products, and Sunesis’s ability to protect its intellectual property;

•	announcements relating to restructuring and other operational changes;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	changes in the structure of healthcare payment systems;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	announcements relating to Sunesis’s arrangements with Biogen, Takeda Oncology, Denovo, DOT-1, or RPI;

•	actual and anticipated fluctuations in Sunesis’s quarterly operating results;

•	deviations in Sunesis’s operating results from the estimates of analysts;

•	litigation or public concern about the safety of future products, if any;

•	failure to develop or sustain an active and liquid trading market for Sunesis’s common stock;

•	short-selling or manipulation of our common stock by investors;

•	sales of our common stock by Sunesis’s officers, directors or significant stockholders; and

•	additions or departures of key personnel.

Moreover, on March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on Sunesis’s ability to access capital, on Sunesis’s business, results of operations and financial condition, and on the market price of Sunesis’s common stock.

Sunesis’s failure to meet the continued listing requirements of The Nasdaq Stock Market LLC could result in a delisting of its common stock.

Our common stock is listed on The Nasdaq Stock Market LLC, which imposes, among other requirements a minimum bid requirement. our common stock traded for less than $1.00 for 30 consecutive trading days, and Sunesis received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on July 9, 2019. After effecting the Reverse Stock Split on September 2, 2020, Sunesis received a letter from the Nasdaq Listing Qualifications Department notifying Sunesis that it had regained compliance with the Nasdaq minimum bid price requirement and the matter is now closed. However, if the closing bid price of our common stock was to fall below $1.00 per share for 30 consecutive trading days again in the future, or Sunesis does not meet other listing requirements, Sunesis would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that Sunesis will continue to meet the minimum bid price requirement, or any other requirement in the future. If Sunesis fails to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of Sunesis’s common stock, its common stock could be delisted. If our common stock were to be delisted, the liquidity of its common stock would be adversely affected, and the market price of its common stock could decrease.

Sunesis’s facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster, or interruption by man-made problems such as network security breaches, viruses or terrorism, could cause damage to Sunesis’s facilities and equipment, which could require Sunesis to cease or curtail operations.

Sunesis’s facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. Sunesis is also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and other catastrophic events, such as the ongoing Coronavirus epidemic. Despite the implementation of network security measures, Sunesis’s networks also may be vulnerable to computer viruses, break-ins and similar disruptions. Sunesis relies on information technology systems to operate its business and to communicate among its workforce and with third parties. If any disruption were to occur, whether caused by a natural disaster or by manmade problems, Sunesis’s ability to operate its business at its facilities may be seriously or completely impaired and Sunesis’s data could be lost or destroyed.

Sunesis’s systems are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data to unauthorized persons. If Sunesis is unable to prevent such data security breaches or implement satisfactory remedial measures, Sunesis’s operations could be disrupted, and Sunesis may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. If Sunesis is unable to prevent potential data security breaches or privacy violations, Sunesis’s operations could be disrupted, and Sunesis may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data.

Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While Sunesis has implemented security measures to protect its data security and information technology systems, such measures may not prevent such events. Such disruptions and breaches of security could have a material adverse effect on Sunesis’s business, financial condition and results of operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. Sunesis is committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause Sunesis to incur higher costs as Sunesis revises current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If Sunesis’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, Sunesis’s reputation may also be harmed. Further, Sunesis’s board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, Sunesis may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business. Sunesis’s Directors and Officers insurance provides certain coverage to its board members and executive officers, but the cost of coverage may be prohibitively expensive or not provide enough coverage.

Sunesis’s ability to use NOL carryforwards to offset future taxable income, and its ability to use tax credit carryforwards, may be subject to certain limitations.

Sunesis’s ability to use its federal and state NOL carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon its generation of future taxable income, and Sunesis cannot predict with certainty when, or whether, Sunesis will generate sufficient taxable income to use all of its NOL carryforwards.

As of December 31, 2020, Sunesis reported U.S. federal and state NOL carryforwards of approximately $475.8 million and $335.0 million, respectively. Sunesis’s federal NOL carryforwards generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which means that generally they will expire 20 years after they were generated if not used prior thereto. $414.6 million of Sunesis’s $475.8 million federal NOL carryforwards are subject to the 20 years expirations and a portion will continue to expire each year until 2037. Many states have similar laws, and Sunesis’s state NOL carryforwards will begin to expire in 2028. Accordingly, these federal and state NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, under Section 382 of the Code, Sunesis’s ability to utilize these NOL carryforwards and other tax attributes, such as federal tax credits, in any taxable year may be limited if Sunesis has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. Any such material limitation or expiration of Sunesis’s NOL carryforwards may harm Sunesis’s future operating results by effectively increasing its future tax obligations.

Provisions of Sunesis’s charter documents or Delaware law could delay or prevent an acquisition of Sunesis, even if the acquisition would be beneficial to Sunesis’s stockholders, and could make it more difficult to change management.

Provisions of Sunesis’s amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by Sunesis’s stockholders to replace or remove its current management by making it more difficult to replace or remove its board of directors. These provisions include:

•	a classified board of directors so that not all directors are elected at one time;

•	a prohibition on stockholder action through written consent;

•	limitations on Sunesis’s stockholders’ ability to call special meetings of stockholders;

•	an advance notice requirement for stockholder proposals and nominations; and

•	the authority of Sunesis’s board of directors to issue preferred stock with such terms as Sunesis’s board of directors may determine.

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of Sunesis’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of Sunesis.

Provisions in Sunesis’s charter documents and provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of Sunesis’s common stock.

Sunesis has never paid dividends on its capital stock and Sunesis does not anticipate paying any cash dividends in the foreseeable future.

Sunesis has never declared or paid cash dividends on its capital stock. Sunesis does not anticipate paying any cash dividends on its capital stock in the foreseeable future. Sunesis currently intends to retain all available funds and any future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of our common stock will be Sunesis’s stockholders’ sole source of gain for the foreseeable future.

Sunesis is at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for Sunesis because biotechnology companies have experienced greater than average stock price volatility in recent years. These broad market fluctuations may adversely affect the trading price or liquidity of Sunesis’s common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of Sunesis’s stockholders were to bring such a lawsuit against Sunesis, Sunesis could incur substantial costs defending the lawsuit and the attention of Sunesis’s management would be diverted from the operation of Sunesis’s business.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to Sunesis’s equity incentive plans, could result in additional dilution of the percentage ownership of Sunesis’s stockholders and could cause its stock price to fall.

Sunesis expects that significant additional capital will be needed in the future to continue its planned operations. To raise capital, Sunesis may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner Sunesis determines from time to time. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to Sunesis’s investors. Such sales may also result in material dilution to Sunesis’s existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of Sunesis’s common stock.

Pursuant to Sunesis’s equity incentive plans, Sunesis’s compensation committee is authorized to grant equity-based incentive awards to its employees, non-employee directors and consultants. Future grants of RSUs, options and other equity awards and issuances of common stock under Sunesis’s equity incentive plans will result in dilution and may have an adverse effect on the market price of Sunesis’s common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about Sunesis’s business, Sunesis’s stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about Sunesis and its business. In the event securities or industry analysts who cover Sunesis downgrade its stock or publish unfavorable research about Sunesis or its business, Sunesis’s stock price would likely decline. If one or more of these analysts cease coverage of Sunesis or fail to publish reports on Sunesis regularly, demand for Sunesis’s stock could decrease, which might cause Sunesis’s stock price and trading volume to decline.

Sunesis’s Amended and Restated Bylaws provide that the Court of Chancery in the State of Delaware is the sole and exclusive forum for substantially all disputes between Sunesis and its stockholders, which could limit the stockholders’ ability to obtain a favorable judicial forum for disputes with Sunesis or its directors, officers or employees.

Sunesis’s Amended and Restated Bylaws, or the Bylaws, provide that, unless the Sunesis Board of Directors consents to an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on Sunesis’s behalf; (ii) any action asserting a breach of fiduciary duty; (iii) any action asserting a claim against Sunesis arising under the DGCL; (iv) any action regarding the Bylaws; (v) any action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; or (vi) any action asserting a claim against Sunesis that is governed by the internal affairs doctrine. The provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended. Sunesis believes this provision benefits Sunesis by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against Sunesis’s directors and officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is currently located at 395 Oyster Point Boulevard in South San Francisco, California. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business. Following announcement of the merger agreement on November 29, 2020, nine lawsuits were filed by alleged stockholders of Sunesis challenging the merger. As of the date of the filing of this Form 10-K, the plaintiffs in all nine lawsuits have filed voluntary notices of dismissal. On January 8, 2021, a lawsuit was filed by a purported stockholder of Sunesis in connection with the proposed merger between Sunesis and Viracta. The lawsuit was brought as a putative class action and captioned Mooney v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00182 (N.D. Cal.). The Mooney complaint named as defendants Sunesis, Merger Sub, Viracta and the members of the Sunesis board. The Mooney complaint alleged claims for breaches of fiduciary duty against the members of the Sunesis board, aiding and abetting breaches of fiduciary duty against Sunesis, Viracta and Merger Sub, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Sunesis board. The plaintiff contended that the proposed merger between Sunesis and Viracta is unfair and undervalues Sunesis, and that the registration statement on Form S-4 filed on December 22, 2020 omitted or misrepresented material information regarding the proposed merger between Sunesis and Viracta, rendering the registration statement false and misleading.

Additional complaints were filed against Sunesis and the Sunesis board on January 14, 15, 16, 19, 21, and 29, 2021 (captioned Hajdini v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00359 (S.D.N.Y.); Blomquist v. Sunesis Pharmaceuticals, Inc., et al., No. 21-cv-00225 (E.D.N.Y.); Ciccotelli v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00406 (S.D.N.Y.); Zivan v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00478 (S.D.N.Y.); Rond v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00531 (S.D.N.Y.); Wheeler v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00511 (N.D. Cal.); Kubicek v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00710 (N.D. Cal.); and Sabina v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00860 (S.D.N.Y.)). The Ciccotelli and Sabina complaints additionally asserted claims against Viracta and the Merger Sub. All of the complaints alleged violations of Section 14(a) and Section 20(a) of the Exchange Act. The Hajdini complaint additionally asserted a claim for breach of fiduciary duty against the board and interim Chief Executive Officer of Sunesis. All complaints sought injunctive and declaratory relief.

On February 12, 2021, Sunesis filed a Form 8-K to update and supplement the proxy statement/prospectus/information statement with additional disclosures relating to the Merger. Notices of voluntary dismissal have since been filed in all nine lawsuits. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us because of the defense costs, diversion of management resources and other factors. Except as provided above, we believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The Nasdaq Stock Market under the symbol “SNSS.”

As of February 18, 2021, there were approximately 126 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. While subject to periodic review, the current policy of our board of directors is to retain cash and investments primarily to provide funds for our future growth.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of December 31, 2020 and results of operations for the year ended December 31, 2020 should be read together with our consolidated financial statements and related notes included elsewhere in this report.

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, which involve risks, uncertainties and assumptions. All statements, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including without limitation any statements relating to Sunesis’ ability to satisfy the required conditions and otherwise complete its planned merger with Viracta on a timely basis or at all; the expected benefits and potential value created by the Merger for Sunesis’ stockholders, including the ownership percentage of its stockholders in the combined organization immediately following the consummation of the Merger; the continued development and potential of its kinase inhibitor pipeline, including the additional preclinical findings and IND-enabling studies related to SNS-510; Sunesis' strategy of addressing anticipated PI3Ki toxicities through dose regiment optimization and strategies that mitigate glucose dysregulation; the clinical and commercial potential of SNS-510; the anticipated submission of an IND for SNS-510 and the timing thereof; the therapeutic potential of vecabrutinib and potential partnerships or licensing arrangements related to vecabrutinib; Sunesis’ ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, including those related to TAK 580 and vosaroxin; Sunesis' ability to maintain and operate Sunesis' business, in light of the recent COVID-19 pandemic; Sunesis’ future research and development activities, including clinical testing and the costs and timing thereof, the potential of Sunesis’ existing product candidates to lead to the development of commercial products; sufficiency of Sunesis’ cash resources and expenses, including those related to the consummation of the Merger, capital requirements and needs for additional financing, and ability to obtain additional financing and to continue as a going concern if the Merger is not completed; developments and projections relating to Sunesis' competitors or Sunesis' industry and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “anticipates,” “believe,” “continue,” “estimates,” “expects,” “intend,” “look forward,” “may,” “could,” “seeks,” “plans,” “potential,” or “will” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors,” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Please also see “Special Note Regarding Forward-Looking Statements.”

In this report, “Sunesis,” the “Company,” “we,” “us,” and “our” refer to Sunesis Pharmaceuticals, Inc. and its wholly-owned subsidiary, except where it is made clear that the term refers only to the parent company.

Overview

Sunesis is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. Sunesis is developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K-dependent and independent signaling pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that tumors with mutations or deletions of the Cyclin Dependent Kinase Inhibitor 2A (“CDKN2A”) gene are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. In other in vitro studies, SNS-510 had strong activity against a broad range of sarcoma cell lines. SNS-510 showed synergistic activity when combined with inhibitors of CDK4/6, KRAS G12C, or BCL-2 in breast cancer, sarcoma, KRAS-mutant, and lymphoma cell lines. In in vivo studies, SNS-510 demonstrated potent, pathway-mediated antitumor activity in FLT3-mutated and wild-type AML xenograft mouse models, as well as in a myc-activated, CDKN2A-deleted lymphoma xenograft mouse model. Sunesis is completing reporting of Investigational New Drug-enabling studies for SNS-510 and is evaluating the next steps for the program.

Sunesis’s second program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. In June 2020, Sunesis announced that it will not advance its non-covalent BTK inhibitor vecabrutinib in the planned Phase 2 portion of the Phase 1b/2 trial for adults with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies. The decision was made after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK-inhibitor resistant disease to move the program into Phase 2. Sunesis has completed the Phase 1b portion of the Phase 1b/2 trial and is evaluating the best path forward for vecabrutinib.

Sunesis also has two partnered programs: DAY101 (formerly TAK-580) and vosaroxin. Sunesis has a license agreement with DOT Therapeutics-1 (“DOT-1”) where Sunesis is eligible to receive potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized. On February 10, 2021, Sunesis received a $3.0 million development milestone payment from DOT-1 pursuant to the license agreement. In addition, Sunesis has a license agreement with Denovo Biopharma where Sunesis is eligible to receive potential regulatory and commercial milestones, and royalties on future sales of vosaroxin, when and if approved and commercialized.

To conserve its cash resources, Sunesis has substantially reduced its workforce and has reduced its research and development activities. In July 2020, Sunesis reduced its workforce by 30% to focus on development of its PDK1 inhibitor SNS-510 while evaluating its strategic alternatives with a goal to enhance stockholder value, including asset in-licensing, partnering, and mergers and acquisitions. Sunesis recognized one-time employee severance expenses of $0.2 million related to the reduction in workforce in the third quarter of 2020.

The Sunesis Board commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, the Sunesis Board engaged MTS Health Partners, L.P. to help explore Sunesis’s available strategic alternatives, including possible mergers and business combinations, a sale of part or all of Sunesis’s assets, and collaboration and licensing arrangements. On November 30, 2020, Sunesis and Viracta Therapeutics, Inc. (“Viracta”) announced the signing of an Agreement and Plan of Merger and Reorganization, dated November 29, 2020, as may be amended from time to time (the “Merger Agreement”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Sunesis’s stockholders, a wholly owned subsidiary of Sunesis will be merged with and into Viracta, with Viracta surviving the Merger as a wholly-owned subsidiary of Sunesis (the “Merger”).

Although Sunesis has entered into the Merger Agreement and intends to consummate the Merger, there is no assurance that it will be able to successfully consummate the Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, Sunesis will reconsider its strategic alternatives and could pursue one or more of the following courses of action:

•

Pursue potential collaborative, partnering or other strategic arrangements for Sunesis’s assets, including a sale or other divestiture of its assets. Sunesis may elect to seek potential collaborative, partnering or other strategic arrangements for its programs, including a sale or other divestiture of its assets which could allow Sunesis’s technology to continue being developed. Sunesis may be unable to divest its assets in a timely manner, or at all, and therefore may not receive any return on Sunesis’ investment in its program assets.

•	Pursue another strategic transaction like the Merger. The Sunesis Board may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the Merger.

•

Dissolve and liquidate Sunesis’s assets. If, for any reason, the Merger is not consummated and Sunesis is unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for its assets, or to continue to operate its business due to its inability to raise additional funding, Sunesis may be required to dissolve and liquidate its assets. In such case, Sunesis would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to Sunesis’s stockholders after paying its debts and other obligations and setting aside funds for reserves.

On December 18, 2020, due to the entry into the Merger Agreement, Sunesis reduced its workforce by approximately 40% to preserve cash resources while completing the proposed Merger. As a result of the workforce reduction, Sunesis recognized one-time employee severance expenses of $1.3 million, which were included in accrued compensation on the consolidated balance sheet as of December 31, 2020, and noncash stock compensation expenses related to accelerated vesting of certain employee stock options of $0.1 million, both of which were recorded as operating expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

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

As of the date of the filing of this Annual Report on Form 10-K, management is evaluating all options to conserve cash to complete the Merger, to permit the Company to continue operations. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

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

Controlled Equity Offerings

Cantor Controlled Equity Offering

In August 2011, we entered into a Controlled Equity OfferingSM sales agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as agent and/or principal, pursuant to which we could issue and sell shares of common stock. The Sales Agreement, as amended, provides for an aggregate gross sales of $45.0 million. We will pay Cantor a commission of up to 3.0% of the gross proceeds from any common stock sold under the Sales Agreement, as amended. During 2020, no shares of common stock were sold under the Sales Agreement, as amended.

Aspire Common Stock Purchase Agreement

In June 2018, we entered into a Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), pursuant to which we could issue and sell shares of our common stock having an aggregate gross sales price of up to $15.5 million. The CSPA with Aspire expired on June 25, 2020 and no shares were issued under the CSPA in 2020 prior to its expiration.

Capital Requirements

We have incurred significant losses in each year since our inception. As of December 31, 2020, we had cash and cash equivalents of $20.4 million and an accumulated deficit of $704.4 million. We expect to continue to incur significant losses for the foreseeable future as we continue the development of our kinase inhibitor pipeline, including our PDK1 inhibitor, SNS-510. We have product candidates that are still in the early stages of development and will require significant additional investment.

We expect our current cash and cash equivalents of $20.4 million are not sufficient to support our operations for a period of twelve months from the date the financial statements are available to be issued. We will require additional financing to fund working capital and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that we will be successful in completing the Merger or acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date these financial statements are available to be issued. If we are unsuccessful in our efforts to complete the Merger, seek other strategic alternatives, or raise additional financing in the near term, we will be required to significantly reduce or cease operations. The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Revenue Recognition

We account for our contract revenues under Topic 606, Revenue from Contracts with Customers (“Topic 606”). Our contract revenues consist of license revenue primarily generated through agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreement typically include non-refundable upfront fees, payments based upon achievement of milestones and royalties on net product sales. We have both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration.

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

The table below sets forth our research and development expense by program for each period presented:

	Year ended December 31,
	2020	2019

Vecabrutinib	$7,857	$14,014
SNS-510	4,402	908
Vosaroxin	-	490
Total	$12,259	$15,412

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

Results of Operations

Years Ended December 31, 2020 and 2019

Revenue. Total revenue was $0.1 million in 2020 compared to $2.1 million in 2019. Revenue in both periods was derived from license agreements. The decrease of $2.0 million in 2020 was primarily due to revenue recognized in 2019 from the upfront payments received under the license agreements with DOT-1 and Denovo.

Research and development expense. Research and development expense was $12.3 million in 2020 as compared to $15.4 million in 2019, primarily relating to the SNS-510 and vecabrutinib development programs in each year, respectively. The decrease of $3.1 million in 2020 was primarily due to a $1.8 million decrease in clinical expenses and a $0.2 million decrease in professional service expenses due to the decision not to advance our clinical trial for vecabrutinib into Phase 2, and a $1.6 million decrease in salary and personnel expenses due to lower headcount and less business-related travel, partially offset by $0.7 million increase in severance expense related to the workforce reductions in 2020.

General and administrative expense. General and administrative expense was $10.2 million in 2020 compared to $9.9 million in 2019. The increase of $0.3 million in 2020 was primarily due to a $0.9 million increase in professional services expenses due to higher legal and consulting expenses related to the Merger, a $0.2 million increase in director and officer insurance premiums, and a $0.4 million increase in severance expenses related to the workforce reductions in 2020, partially offset by a $1.3 million decrease in salary and personnel expenses due to lower headcount and stock-based compensation.

Interest expense. Interest expense was $0.3 million in 2020 compared to $0.5 million in 2019. The decrease in 2020 was primarily due the lower interest paid due to the lower interest rate on the lower principal amount under the SVB Loan Agreement.

Other income, net. Net other income was $1.0 million in 2020 as compared to $0.5 million in 2019. The $0.5 million increase in 2020 was primarily due to a $0.8 million gain on equity investments, partially offset by a $0.4 million decrease in interest income from short term investments.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant losses in each year since our inception. As of December 31, 2020, we had cash and cash equivalents of $20.4 million and an accumulated deficit of $704.4 million. We expect to continue to incur significant losses for the foreseeable future. Our products are still in the early stages of approval and will require significant additional investment.

We expect our current cash and cash equivalents of $20.4 million as of December 31, 2020, are not sufficient to support our operations for a period of twelve months beyond the date the financial statements are available to be issued. We will require additional financing to fund working capital and pay our obligations as they come due, so substantial doubt exists about our ability to continue as a going concern.  Additional financing might include one or more of a combination of offerings of equity securities or debt arrangements or partnerships or licensing collaborations. However, there can be no assurance that we will be successful in completing the Merger and acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

In July 2020, we completed an underwritten public offering of 5,999,999 shares of our common stock, including the full exercise of the underwriter’s option to purchase 782,608 shares of common stock to cover over-allotments, at a price to the public of $2.30 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million, and net proceeds were approximately $12.6 million.

During the year ended December 31, 2020, no shares of common stock were sold under the Sales Agreement with Cantor and no shares were issued under the CSPA with Aspire to its expiration on June 25, 2020.

Our cash and cash equivalents was $20.4 million as of December 31, 2020, compared to cash and cash equivalents, restricted cash, and marketable securities of $34.6 million as of December 31, 2019. The decrease of $14.2 million was primarily due cash used in operating activities, mainly resulting from our net loss of $21.6 million for the year ended December 31, 2020, the $5.5 million principal payment on the SVB Loan Agreement, partially offset by the $12.6 million net proceeds from issuance of common stock.

In April 2019, we entered into the SVB Loan Agreement, pursuant to which we borrowed $5.5 million. In April 2020, we entered into the SVB Deferral Agreement, which extended the interest-only payment period through June 30, 2021 and deferred the maturity date of the borrowing under the SVB Loan Agreement to June 1, 2023. In July 2020, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the SVB Loan Agreement. The repayment to SVB was approximately $5.7 million, which satisfied all of our debt obligations, including a final interest payment equal to 4% of the original principal amount of the borrowing.

If we are unable to complete the Merger and become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. Other than raising additional funds from investors or business partners, management cannot identify conditions or events to mitigate the substantial doubt that exists about our ability to continue as a going concern.

Cash Flows

Operating activities

Net cash used in operating activities was $21.4 million in 2020, compared to $22.2 million in 2019. Net cash used in the 2020 period resulted primarily from the net loss of $21.6 million and changes in operating assets and liabilities of $0.3 million, offset by net adjustments for non-cash items of $0.5 million. Net cash used in the 2019 period resulted primarily from the net loss of $23.3 million and changes in operating assets and liabilities of $0.7 million, offset by net adjustments for non-cash items of $1.8 million.

Investing activities

Net cash provided by investing activities was $16.4 million in 2020, compared to net cash used by investing activities of $16.3 million in 2019. Net cash provided by investing activities in 2020 consisted of primarily $17.2 million proceeds from maturities of marketable securities and net purchases of $0.7 million marketable securities. Net cash used in investing activities in 2019 consists of $16.3 million net purchases of marketable securities.

Financing activities

Net cash provided by financing activities was $7.2 million in 2020, compared to $43.0 million in 2019. Net cash provided by financing activities in 2020 resulted primarily from $12.6 million net proceeds from issuance of common stock, offset by $5.5 million principal payment on the SVB Loan Agreement. Net cash provided in 2019 resulted primarily from $45.1 million net proceeds from issuance of common and preferred stock, and $5.5 million proceeds from the SVB Loan Agreement, offset by $7.5 million principal payment on the Loan Agreement and Amendments.

Operating Cash Requirements

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2020, we had cash and cash equivalents of $20.4 million and cash used in operating activities of $21.4 million for 2020.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	our ability to complete the Merger;
•	the rate of progress and cost of our clinical trials;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining FDA, EMA, or other regulatory approvals;
•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;
•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments; and
•	the costs of supporting our arrangements with Takeda.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our SNS-510, vecabrutinib and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in the United States or Europe, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

In addition, the recent COVID-19 pandemic has significantly disrupted world financial markets and negatively impacted US market conditions. This may reduce opportunities for us to find additional funding from partnering or selling equity. Though we raised additional funds in our July 2020 offering, we will require additional financing to fund working capital and continue clinical development of SNS-510.  Further decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. If we fail to complete the Merger or raise sufficient additional financing, on terms and dates acceptable to us, we may not be able to continue our operations and the development of our product candidates, and we may be required to reduce staff, reduce or eliminate research and development, slow the development of our product candidates, outsource or eliminate several business functions or shut down operations.

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

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2020, we had net operating loss carry-forwards for federal and state income tax purposes of $475.8 million and $335.0 million, respectively. We also had federal and state research and development tax credit carry-forwards of $9.7 million and $8.9 million, respectively. If not utilized, the federal net operating loss and tax credit carry-forwards will begin to expire in 2021 and the state net operating loss carry-forwards expire beginning in 2028. The state research and development tax credit carry-forwards do not expire. Utilization of these net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to ownership change rules under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations are applicable if an “ownership change,” as defined in the Code, is deemed to have occurred or occurs in the future. The annual limitation may result in the expiration of net operating loss and credit carry-forwards before they can be utilized.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sunesis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunesis Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial expenses
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s accrued expenses for clinical trials are based on estimates of contracted services provided by contract research organizations and clinical trial sites. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed as incurred, with any refundable advances related to enrollment of the first patient recorded as prepayments and assessed for recoverability on a quarterly basis. Costs related to patient enrollment are accrued as patients progress through the clinical trial, including amortization of any first-patient prepayments. This amortization generally matches when the related services are rendered, however, these cost estimates may or may not match the actual costs incurred by the contract research organizations or clinical trial sites, and if the Company has incomplete or inaccurate information, the clinical trial accruals may not be accurate.

Auditing accrued clinical trial expenses is complex because of the judgments applied by management to determine the number of patients enrolled, as well as their progress through the clinical trial during the reporting period for services not yet billed by contracted third-party vendors, and the high volume of data used to determine the estimated accrual.

How We Addressed the Matter in Our Audit

To test the estimate of accrued clinical trial expenses, we performed audit procedures that included, among others, direct confirmation of key inputs to the accrual calculation, such as, but not limited to, the costs incurred for setting up clinical trial sites for participation in trials and number of patients enrolled with a sample of the Company’s third-party vendors. We further tested the clerical accuracy of the calculation and evaluated the assumptions used in management’s accrual models by inspecting actual invoices paid and agreeing inputs to contractual terms. We also performed procedures to evaluate the reliability, completeness and relevance of management’s data used in the calculation of the accrual by inspecting actual invoices paid and performing inquiries with clinical or administrative staff outside of the finance function to assess the progress and estimated level of expended effort incurred by the Company’s third-party vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998

Salt Lake City, Utah

February 24, 2021

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,410	$12,761
Restricted cash	—	5,500
Marketable securities	—	16,364
Prepaids and other current assets	1,734	1,697
Total current assets	22,144	36,322
Property and equipment, net	—	3
Operating lease - right-of-use asset	273	817
Other assets	830	98
Total assets	$23,247	$37,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479	$791
Accrued clinical expense	87	521
Accrued compensation	1,384	985
Other accrued liabilities	1,087	1,109
Notes payable	—	5,465
Operating lease liability - current	273	545
Total current liabilities	3,310	9,416
Other liabilities	—	9
Operating lease liability - long term	—	272
Total liabilities	3,310	9,697
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized as of December 31, 2020; 10 and 20 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5,545	11,769
Common stock, $0.0001 par value; 400,000 shares authorized as of December 31, 2019; 18,108 and 11,139 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	1
Additional paid-in capital	718,800	698,572
Accumulated other comprehensive income	—	1
Accumulated deficit	(704,410)	(682,800)
Total stockholders’ equity	19,937	27,543
Total liabilities and stockholders’ equity	$23,247	$37,240

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue:
License and other revenue	$120	$2,073
Total revenues	120	2,073
Operating expenses:
Research and development	12,259	15,412
General and administrative	10,164	9,949
Total operating expenses	22,423	25,361
Loss from operations	(22,303)	(23,288)
Interest expense	(302)	(514)
Other income, net	995	472
Net loss	(21,610)	(23,330)
Unrealized (loss) and gain on available-for-sale securities	(1)	1
Comprehensive loss	$(21,611)	$(23,329)
Basic and diluted loss per common share:
Net loss:	$(21,610)	$(23,330)
Shares used in computing net basic and diluted loss per common share:	14,093	8,712
Net loss per common share:	$(1.53)	$(2.68)

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other		Total
	Convertible				Additional	Comprehensive		Stock
	Preferred Stock		Common Stock		Paid-In	Income	Accumulated	holders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance as of December 31, 2018	18	$20,998	3,747	$-	$642,464	$-	$(659,469)	$3,993
Issuance of $38,000 of common stock, $10,000 preferred stock, net of issuance cost of $3,400	25	12,533	6,133	1	32,070	—	—	44,604
Issuance of common stock upon conversion of preferred stock	(23)	(21,762)	1,195	—	21,762	—	—	—
Issuance of $473 of common stock through controlled equity offering facilities, net of issuance costs of $9	—	—	40	—	464	—	—	464
Issuance of common stock from vesting of restricted stock awards	—	—	11	—	54	—	—	54
Issuance of common stock under employee stock purchase plans	—	—	13	—	63	—	—	63
Stock-based compensation expenses	—	—	—	—	1,695	—	—	1,695
Net loss	—	—	—	—	—	—	(23,331)	(23,331)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Balance as of December 31, 2019	20	11,769	11,139	1	698,572	1	(682,800)	27,543
Issuance of $13,800 of common stock, net of issuance cost of $1,167	—	—	6,000	1	12,632	—	—	12,633
Issuance of common stock upon conversion of preferred stock	(10)	(6,224)	947	—	6,224	—	—	—
Issuance of common stock under employee stock purchase plans	—	—	22	—	48	—	—	48
Stock-based compensation expenses	—	—	—	—	1,324	—	—	1,324
Net loss	—	—	—	—	—	—	(21,610)	(21,610)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Balance as of December 31, 2020	10	$5,545	18,108	$2	$718,800	$—	$(704,410)	$19,937

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(21,610)	$(23,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,324	1,749
Accretion of investment discounts and depreciation	(41)	(70)
Amortization of debt discount and debt issuance costs	35	116
Gain on conversion of note receivable to equity investments	(830)	—
Changes in operating assets and liabilities:
Prepaids and other assets	61	(294)
Accounts payable	(312)	(602)
Accrued clinical expense	(434)	21
Accrued compensation	399	42
Other accrued liabilities	(31)	183
Net cash used in operating activities	(21,439)	(22,185)
Cash flows from investing activities
Purchases of marketable securities	(747)	(20,035)
Sale and maturities of marketable securities	17,154	3,750
Net cash provided by (used in) investing activities	16,407	(16,285)
Cash flows from financing activities
Proceeds from notes payable, net of issuance cost	—	5,453
Principal payments on notes payable	(5,500)	(7,500)
Proceeds from issuance of convertible preferred stock offering, net	—	12,533
Proceeds from issuance of common stock, net	12,633	32,022
Proceeds from issuance of common stock through controlled equity offering facilities, net	—	464
Proceeds from exercise of stock options and stock purchase rights	48	63
Net cash provided by financing activities	7,181	43,035
Net increase in cash and cash equivalents	2,149	4,565
Cash, cash equivalents and restricted cash at beginning of period	18,261	13,696
Cash, cash equivalents and restricted cash at end of period	$20,410	$18,261
Supplemental disclosure of cash flow information
Interest paid	$339	$695
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$6,224	$21,762
Conversion of notes receivable to equity investments	$830	$—
Right-of-use asset obtained in exchange for lease obligation	$—	$1,362

See accompanying notes to consolidated financial statements.

SUNESIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Description of Business

Sunesis Pharmaceuticals, Inc. (“Sunesis” or the “Company”) is a biopharmaceutical company focused on the development of novel targeted inhibitors for the treatment of hematologic and solid cancers. Sunesis is developing SNS-510, a PDK1 inhibitor licensed from Millennium Pharmaceuticals, Inc. (“Takeda Oncology”), a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited. SNS-510 interaction with PDK1 inhibits both PI3K-dependent and independent signaling pathways integral to many malignancies, and PDK1 can also be overexpressed in breast, lung, prostate, hematologic and other cancers. Evaluation of SNS-510 in the Eurofins Oncopanel™, a panel of >300 genomically profiled cancer cell lines from diverse tissue origins, indicated that tumors with mutations or deletions of the Cyclin Dependent Kinase Inhibitor 2A (“CDKN2A”) gene are particularly sensitive to SNS-510. CDKN2A alterations are common in human cancers and may prove to be useful biomarkers for broad investigation of SNS-510 as a monotherapy and in combination with other anticancer agents. In other in vitro studies, SNS-510 had strong activity against a broad range of sarcoma cell lines. SNS-510 showed synergistic activity when combined with inhibitors of CDK4/6, KRAS G12C, or BCL-2 in breast cancer, sarcoma, KRAS-mutant, and lymphoma cell lines. In in vivo studies, SNS-510 demonstrated potent, pathway-mediated antitumor activity in FLT3-mutated and wild-type AML xenograft mouse models, as well as in a myc-activated, CDKN2A-deleted lymphoma xenograft mouse model. Sunesis is completing reporting of Investigational New Drug-enabling studies for SNS-510 and is evaluating the next steps for the program.

Sunesis’s second program is vecabrutinib, a selective non-covalent inhibitor of Bruton’s Tyrosine Kinase (“BTK”) with activity against both wild-type and C481S-mutated BTK, the most common mutation associated with resistance to covalent BTK inhibitors. In June 2020, Sunesis announced that it will not advance its non-covalent BTK inhibitor vecabrutinib in the planned Phase 2 portion of the Phase 1b/2 trial for adults with relapsed or refractory chronic lymphocytic leukemia (“CLL”) and other B-cell malignancies. The decision was made after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK-inhibitor resistant disease to move the program into Phase 2. Sunesis has completed the Phase 1b portion of the Phase 1b/2 trial and is evaluating the best path forward for vecabrutinib.

Sunesis also has two partnered programs: DAY101 (formerly TAK-580) and vosaroxin. Sunesis has a license agreement with DOT Therapeutics-1 (“DOT-1”), where Sunesis is eligible to receive potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized. In addition, Sunesis has a license agreement with Denovo Biopharma (“Denovo”) where Sunesis is eligible to receive potential regulatory and commercial milestones, and royalties on future sales of vosaroxin, when and if approved and commercialized.

To conserve its cash resources, Sunesis has substantially reduced its workforce and has reduced its research and development activities. In July 2020, Sunesis reduced its workforce by 30% to focus on development of its PDK1 inhibitor SNS-510 while evaluating its strategic alternatives with a goal to enhance stockholder value, including asset in-licensing, partnering, and mergers and acquisitions. Sunesis recognized one-time employee severance expenses of $0.2 million related to the reduction in workforce in the third quarter of 2020.

The Sunesis Board commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, the Sunesis Board engaged MTS Health Partners, L.P. to help explore Sunesis’s available strategic alternatives, including possible mergers and business combinations, a sale of part or all of Sunesis’s assets, and collaboration and licensing arrangements. On November 30, 2020, Sunesis and Viracta Therapeutics, Inc. (“Viracta”) announced the signing of an Agreement and Plan of Merger and Reorganization, dated November 29, 2020, as may be amended from time to time (the “Merger Agreement”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Sunesis’s stockholders, a wholly owned subsidiary of Sunesis will be merged with and into Viracta, with Viracta surviving the Merger as a wholly-owned subsidiary of Sunesis (the “Merger”).

On December 18, 2020, due to the entry into the Merger Agreement, Sunesis reduced its workforce by approximately 40% to preserve cash resources while completing the proposed Merger. As a result of the workforce reduction, Sunesis recognized one-time employee severance expenses of $1.3 million, which were included in accrued compensation on the consolidated balance sheet as of December 31, 2020, and noncash stock compensation expenses related to accelerated vesting of certain employee stock options of $0.1 million, both of which were recorded as operating expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception, and as of December 31, 2020, had cash and cash equivalents totaling $20.4 million and an accumulated deficit of $704.4 million.

The Company expects to continue to incur significant losses for the foreseeable future as it continues development of its kinase inhibitor pipeline, including its PDK1 inhibitor, SNS-510.

The Company’s cash and cash equivalents are not sufficient to support its operations for a period of twelve months from the date these consolidated financial statements are available to be issued. These factors raise substantial doubt about its ability to continue as a going concern. The Company will require additional financing to fund working capital and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or partnership or licensing collaborations. However, there can be no assurance that the Company will be successful in completing the Merger or acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. If the Company is unsuccessful in its efforts to complete the Merger, seek other strategic alternatives or raise additional financing in the near term, the Company will be required to significantly reduce or cease operations. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk generally consist of cash and cash equivalents. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents to the extent of the amounts recorded in the balance sheets.

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

The carrying amounts of the Company’s financial instruments, including cash, prepayments, equity investments, accounts payable, accrued liabilities, deferred revenue, and notes payable approximated their fair value as of December 31, 2020 and December 31, 2019.

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

Leases may contain initial periods of free rent and/or periodic escalations. When such items are included in a lease agreement, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a deferred rent liability. The Company expenses any additional payments under its operating leases for taxes, insurance or other operating expenses as incurred

Revenue Recognition

The Company accounts for its contract revenues under Topic 606, Revenue from Contracts with Customers (“Topic 606”). The Company’s contract revenues consist of license revenue primarily generated through agreements with strategic partners for the development and commercialization of its product candidates. The terms of the agreement typically include non-refundable upfront fees, payments based upon achievement of milestones and royalties on net product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration.

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

The following table sets forth the computation of basic and diluted loss per common share for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss—basic and diluted	$(21,610)	$(23,330)
Denominator:
Weighted-average common shares outstanding—basic and diluted	14,093	8,712
Net loss per common share:
Basic and Diluted	$(1.53)	$(2.68)

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect (in thousands):

	As of December 31,
	2020	2019
Warrants to purchase shares of common stock	21	22
Convertible preferred stock	1,025	1,971
Options to purchase shares of common stock	678	516
Outstanding securities not included in calculations	1,724	2,509

4. Financial Instruments

Financial Assets

The following tables summarize the estimated fair value of the Company’s financial assets measured on a recurring basis as of the dates indicated (in thousands):

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2020	Input Level	Cost	Gains	Losses	Value
Money market funds - classified as cash equivalents	Level 1	$19,504	$—	$—	$19,504

			Gross	Gross
	Valuation	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2019	Input Level	Cost	Gains	Losses	Value
Money market funds	Level 1	$3,495	$—	$—	$3,495
U.S. Treasury securities	Level 1	1,594	1	—	1,595
Repurchase agreements	Level 2	5,000	—	—	5,000
U.S. corporate debt obligations	Level 2	5,155	—	—	5,155
U.S. commercial paper	Level 2	11,412	—	—	11,412
Total available-for-sale securities		26,656	1	—	26,657
Less amounts classified as cash equivalents		(10,293)	—	—	(10,293)
Amounts classified as marketable securities		$16,363	$1	$—	$16,364

There were no available-for-sale securities in an unrealized loss position as of December 31, 2020 and 2019.

There were no realized gains or losses on the available-for-sale securities in the years ended December 31, 2020 and 2019. There were no sales of available-for-sale debt securities in the years ended December 31, 2020 and 2019.  Available-for-sale marketable securities at December 31, 2019 had remaining contractual maturities of one year or less.

5. Other Accrued Liabilities

Other accrued liabilities as of December 31 were as follows (in thousands):

	2020	2019
Accrued outside services	$299	$690
Accrued professional services	624	220
Accrued interest	—	57
Deferred revenue	—	120
Other accruals	164	22
Total other accrued liabilities	$1,087	$1,109

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

Takeda Oncology

In March 2011, Takeda Oncology purchased and exclusively licensed Biogen’s rights to a PDK1 inhibitor program and a pan-Raf inhibitor program which were both originally developed through a collaboration agreement between Sunesis and Biogen. In January 2014, the Company entered into an amended and restated license agreement with Takeda Oncology (the “Amended Takeda Agreement”), to provide the Company with an exclusive worldwide license to develop and commercialize preclinical inhibitors of PDK1. In December 2019, the Company partitioned the Amended Takeda Agreement into two separate agreements: (i) an amended and restated license agreement for PDK (the “PDK Agreement”), and (ii) an amended and restated license agreement for RAF (the “Millennium RAF Agreement”). Pursuant to the PDK Agreement, the Company may in the future be required to pay up to $9.2 million in pre-commercialization milestone payments depending on its development of PDK1 inhibitors and tiered royalty payments depending on related product sales, if any, beginning in the mid-single-digits and not to exceed the low-teens.

DOT-1

In December 2019, Takeda Oncology assigned the Millennium RAF Agreement to DOT-1, a venture capital-funded biopharmaceutical company. The Company entered into a concurrent license agreement with DOT-1. Pursuant to this agreement, the Company received a $2.0 million upfront payment from DOT-1 to grant DOT-1 a worldwide, exclusive license of DAY101. The agreement also includes up to $57.0 million in pre-commercialization, event-based milestone payments and royalty payments to Sunesis on future sales of DAY101. The Company recognized the $2.0 million upfront payment as revenue upon inception of the contract as identified performance obligation has been satisfied. As of December 31, 2020, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized on these variable considerations. On February 10, 2021, Sunesis received a $3.0 million development milestone payment from DOT-1 pursuant to the license agreement.

Denovo

In December 2019, the Company entered into the Denovo License Agreement, pursuant to which Sunesis licensed vosaroxin intellectual property to Denovo, received an upfront payment of $0.2 million, and is eligible to receive up to $57.0 million in regulatory and commercial milestones payments and double-digit royalty payments on future sales of vosaroxin. The Company recognized $0.1 million of the upfront payment as revenue in 2019 and the remaining $0.1 million during the first quarter of 2020 when the identified performance obligation was satisfied. As of December 31, 2020, all future event-based payments and royalty payments are considered fully constrained variable considerations and therefore, no contract assets have been recorded and no revenue have been recognized on these variable considerations.

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

8. Commitments and Contingencies

From time to time, the Company may be involved in legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business or otherwise. Following announcement of the merger agreement on November 29, 2020, nine lawsuits were filed by alleged stockholders of Sunesis challenging the merger. As of the date of the filing of this Form 10-K, the plaintiffs in all nine lawsuits have filed voluntary notices of dismissal. On January 8, 2021, a lawsuit was filed by a purported stockholder of Sunesis in connection with the proposed merger between Sunesis and Viracta. The lawsuit was brought as a putative class action and captioned Mooney v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00182 (N.D. Cal.). The Mooney complaint named as defendants Sunesis, Merger Sub, Viracta and the members of the Sunesis board. The Mooney complaint alleged claims for breaches of fiduciary duty against the members of the Sunesis board, aiding and abetting breaches of fiduciary duty against Sunesis, Viracta and Merger Sub, violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants, and violations of Section 20(a) of the Exchange Act against the members of the Sunesis board. The plaintiff contended that the proposed merger between Sunesis and Viracta is unfair and undervalues Sunesis, and that the registration statement on Form S-4 filed on December 22, 2020 omitted or misrepresented material information regarding the proposed merger between Sunesis and Viracta, rendering the registration statement false and misleading.

Additional complaints were filed against Sunesis and the Sunesis board on January 14, 15, 16, 19, 21, and 29, 2021 (captioned Hajdini v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00359 (S.D.N.Y.); Blomquist v. Sunesis Pharmaceuticals, Inc., et al., No. 21-cv-00225 (E.D.N.Y.); Ciccotelli v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00406 (S.D.N.Y.); Zivan v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00478 (S.D.N.Y.); Rond v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00531 (S.D.N.Y.); Wheeler v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00511 (N.D. Cal.); Kubicek v. Sunesis Pharmaceuticals, Inc., et al., No. 3:21-cv-00710 (N.D. Cal.); and Sabina v. Sunesis Pharmaceuticals, Inc., et al., No. 1:21-cv-00860 (S.D.N.Y.)). The Ciccotelli and Sabina complaints additionally asserted claims against Viracta and the Merger Sub. All of the complaints alleged violations of Section 14(a) and Section 20(a) of the Exchange Act. The Hajdini complaint additionally asserted a claim for breach of fiduciary duty against the board and interim Chief Executive Officer of Sunesis. All complaints sought injunctive and declaratory relief.

On February 12, 2021, Sunesis filed a Form 8-K to update and supplement the proxy statement/prospectus/information statement with additional disclosures relating to the Merger. Notices of voluntary dismissal have since been filed in all nine lawsuits. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of the defense costs, diversion of management resources and other factors. Except as provided above, the Company is not currently involved in any material legal proceedings.

9. Stockholders’ Equity

Underwritten Offerings

In July 2020, the Company completed underwritten public offering of 5,999,999 shares of its common stock, including the full exercise of the underwriter’ option to purchase 782,608 shares of common stock to cover over-allotments, at a price to the public of $2.30 for each share of common stock. Gross proceeds from the sale were approximately $13.8 million and net proceeds were approximately $12.6 million.

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 and 19,714 shares of preferred stock outstanding as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company issued a total of 946,600 shares of its common stock upon conversion of 1,381 shares of its Series D Stock and 8,085 shares of Series E Stock. As of December 31, 2020, zero, 1,915, and 8,333 shares of Series D Stock, Series E Stock, and Series F Stock remain outstanding, respectively.

The Series E Stock and Series F Stock are non-voting Series E and Series F Convertible Preferred Stock at a price of $500 and $600 per share, respectively. Each share of non-voting Series E Stock and Series F Stock is convertible into 100 shares of common stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series E and Series F Stock will receive a payment equal to $0.0001 per share of Series E and Series F Stock before any proceeds are distributed to the holders of Common Stock. Shares of Series E and Series F Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series E Stock will be required to amend the terms of the Series E and Series F Stock. Shares of the Series E and Series F Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all of the Company’s Common Stock;
•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series E and Series F Stock;
•	on parity with any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series E and Series F Stock;
•

junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series E and Series F Stock; in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

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

During the years ended December 31, 2020 and 2019, the Company sold zero shares and less than 0.1 million shares, respectively, of common stock under the Sales Agreement, as amended, at an average price of approximately zero and $11.90 per share, respectively, for gross and net proceeds of nil and $0.5 million, respectively, after deducting Cantor’s commission.

Aspire Common Stock Purchase Agreement

In June 2018, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Aspire Capital Fund, LLC (“Aspire”), pursuant to which the Company could issue and sell shares of its common stock having an aggregate gross sales price of up to $15.5 million. The CSPA with Aspire expired on June 25, 2020 and no shares were issued under the CSPA in 2019 and 2020 prior to its expiration.

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

The number of shares of common stock available for issuance under the 2011 Plan automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 4.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2020 and 2019, in accordance with the above, the number of shares of common stock available for issuance under the 2011 Plan was increased by 445,572 and 149,896 shares, respectively.

During the year ended December 31, 2020, options to purchase 337,087 shares of the Company’s common stock were granted under the 2011 Plan. As of December 31, 2020, there were 398,550 shares available for future grants under the 2011 Plan.

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

The number of shares of common stock available for issuance under the 2011 ESPP automatically increases on January 1st of each year for a period of 10 years commencing on January 1, 2012 by an amount equal to: (i) 1.0% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board of Directors. On January 1, 2020, in accordance with the above, the number of shares of common stock available for issuance under the 2011 ESPP was increased by 27,848 shares.

A total of 22,413 and 13,332 shares were issued under the 2011 ESPP during the year ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, there were 32,234 shares available for future issuance under the ESPP.

Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of December 31, 2020 were as follows (in thousands, except per share amounts):

		Exercise Price
Date Issued	Shares	Per Share	Expiration
March 2016	21	$32.45	March 2021
Total warrants outstanding and exercisable	21

Reserved Shares

Shares of the Company’s common stock reserved for future issuance as of December 31, 2020 were as follows (in thousands):

	Shares
	Available		Total
	for Future	Outstanding	Shares
	Grant	Securities	Reserved
Warrants	—	21	21
Convertible preferred stock	—	1,025	1,025
Stock option plans	399	678	1,077
Employee stock purchase plan	32	—	32
Total reserved shares of common stock	431	1,724	2,155

10. Stock-Based Compensation

Overview

Employee stock-based compensation expense is calculated based on the grant-date fair value of awards ultimately expected to vest and recognized under the straight-line attribution method, assuming that all stock-based awards will vest. The following table summarizes stock-based compensation expense related to the Company’s stock-based awards for the periods indicated (in thousands):

	Year ended December 31,
	2020	2019
Research and development	$490	$513
General and administrative	530	816
Employee stock-based compensation expense	1,020	1,329
Non-employee stock-based compensation expense	304	420
Total stock-based compensation expense	$1,324	$1,749

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

	Year Ended December 31,
	2020		2019
	Employees	Consultants	Employees	Consultants
Assumptions:
Expected term (years)	4.7	4.9	4.4	4.2
Expected volatility	117.6%	118.1%	108.9%	114.2%
Risk-free interest rate	0.3%	0.4%	1.9%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value:
Weighted-average estimated grant date fair value per share	$3.12	$3.36	$6.70	$5.60
Options granted (in thousands)	288	49	110	62
Total estimated grant date fair value (in thousands)	$897	$166	$735	$292

The estimated fair value of stock options that vested in the years ended December 31, 2020 and 2019 was $1.2 million and $1.6 million, respectively. The Company based its assumptions for the expected term on historical cancellation and exercise data, and the contractual term and vesting terms of the awards. Expected volatility is based on historical volatility of the Company’s common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and therefore uses an expected dividend yield of zero.

Option Plan Activity

The following table summarizes stock option activity for the Company’s stock option plans in the periods presented (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding as of December 31, 2019	516	$27.30
Options granted	337	$4.20
Options exercised	—	$—
Options forfeited or expired	(175)	$8.30
Outstanding as of December 31, 2020	678	$20.23	6.98	$—
Vested and expected to vest as of December 31, 2020	678	$20.23	6.98	$—
Exercisable as of December 31, 2020	508	$24.85	6.31	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders if they had exercised all their options on December 31, 2020.

The intrinsic value of options exercised during each of the years ended December 31, 2020 and 2019 was zero. As the Company believes it is probable that no stock option related tax benefits will be realized, the Company does not record any net tax benefits related to exercised options.

Total estimated unrecognized stock-based compensation cost related to unvested stock options was $0.7 million as of December 31, 2020, which is expected to be recognized over the respective vesting terms of each award. The weighted average term of the unrecognized stock-based compensation expense is 2.1 years.

11. Income Taxes

Loss before the provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
U.S. operations	$(21,609)	$(23,330)
Foreign operations	—	—
Loss before provision for income taxes	$(21,609)	$(23,330)

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period and the Company’s full valuation allowance position. The income tax provision differs from the amount computed by applying the statutory income tax rate of 21% to pre-tax loss as follows:

	Year Ended December 31,
	2020	2019
Tax (benefit) at statutory federal rate	21.0%	21.0%
State tax (benefit), net of federal benefit	7.5	7.1
Permanent differences	(0.6)	(0.6)
Research and development credits	1.3	1.3
Change in valuation allowance	(19.1)	(20.9)
Provision-to-return	—	—
Expired NOLs, research and development credits, and other carryforwards	(9.8)	(6.9)
Non-qualified stock option cancellations	(0.3)	(1.0)
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carry-forwards	$123,313	$119,015
Federal and state research credit carry-forwards	15,235	15,140
Capitalized research costs	5,772	6,081
Stock-based compensation	4,110	3,996
Lease liabilities	76	152
Property and equipment	74	77
Accrued liabilities	4	86
Gross deferred tax assets	148,584	144,547
Deferred tax liabilities:
Right-of-use assets	(76)	(152)
Gross deferred tax liabilities	(76)	(152)
Net deferred tax assets	148,508	144,395
Valuation allowance	(148,508)	(144,395)
Deferred tax assets, net of valuation allowance	$—	$—

The Company’s unrecognized tax benefits relate to research and development tax credits claimed on the Company’s tax returns. The research and development tax credits have not been utilized, are fully offset by a valuation allowance, and currently have no tax expense impact and no related interest and penalties have been accrued. The Company does not anticipate the unrecognized tax benefits position will significantly change over the next twelve months. Due to the valuation allowance, no amount of unrecognized tax benefits would affect the effective tax rate if recognized.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is follows (in thousands):

	December 31,
	2020	2019
Unrecognized tax benefits at beginning of period	$1,847	$1,812
Increases related to current year tax positions	55	58
Decreases related to prior year tax positions	(37)	(23)
Unrecognized tax benefits at the end of period	$1,865	$1,847

The Company has recorded a full valuation allowance against its net deferred tax assets due to the uncertainty as to whether such assets will be realized.  The valuation allowance increased by approximately $4.1 million in the year ended December 31, 2020 primarily due to the generation of current year net operating losses and research and development credits claimed.

As of December 31, 2020, the Company had federal net operating loss carry-forwards of $475.8 million and federal research and development tax credit carry-forwards of $9.7million. If not utilized, the federal net operating loss and tax credit carry-forwards will begin to expire 2021. As of December 31, 2020, the Company had state net operating loss carry-forwards of $335.0 million, which expire beginning in 2028, and state research and development tax credit carry-forwards of $8.9 million, which do not expire. In addition, the use of net operating loss and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code in certain situations where changes occur in the stock ownership of a company.  In the event that the Company has had a change in ownership, utilization of the carryforwards could be restricted.

The Company recognizes the financial statement effect of tax positions when it is more likely than not that the tax positions will be sustained upon examination by the appropriate taxing authorities. As of December 31, 2020 and 2019, the Company had unrecognized tax benefits of $1.9 million and $1.8 million, respectively.

The Company files U.S. federal and California tax returns.  The Company’s wholly owned subsidiary, Sunesis Europe Limited, currently is not required to file tax returns. To date, neither the Company nor any of its subsidiary have been audited by the Internal Revenue Service, any state income tax authority or tax authority in the related jurisdictions. Due to net operating loss carry-forwards, substantially all of the Company’s tax years remain open to tax examination.

12. Guarantees and Indemnification

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The indemnification agreements with the Company’s officers and directors terminate upon termination of their employment, but the termination does not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company’s officer and director insurance policy reduces the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification agreements is minimal. In addition, in the ordinary course of business the Company enters into agreements, such as licensing agreements, clinical trial agreements and certain services agreements, containing standard indemnifications provisions. The Company believes that the likelihood of an adverse judgment related to such indemnification provisions is remote. Accordingly, the Company has not recorded any liabilities for any of these agreements as of December 31, 2020.

13. Leases

The Company’s operating lease obligations as of December 31, 2020 relate solely to the leasing of office space in a building at 395 Oyster Point Boulevard in South San Francisco, California, which is currently the Company’s headquarters. The lease was entered into in January 2014 and was amended several times since 2014. The lease was last amended in December 2017 to extend the expiration date to June 30, 2021, with an option to extend the lease for two additional years. The Company did not assume the option to extend the lease term for two additional years in its determination of the lease term as the exercise of the option was not reasonably certain when the lease was last amended in December 2017. The remaining lease term as of December 31, 2020 was six months.

The cash paid for operating lease liability was $0.6 million for the year ended December 31, 2020.

Maturity of lease liability is as follows (in thousands):

Through December 31,	Payments
2021	294
Total rental payments	294
Less imputed interest	(21)
Present value of lease liability	$273

The Company recognizes rent expense on a straight-line basis. The Company recorded rent expense of $0.6 million for each of the year ended December 31, 2020 and 2019.

14. Restructuring Costs

In July 2020, the Company reduced its workforce by 30% to focus on development of its PDK1 inhibitor SNS-510 while evaluating its strategic alternatives with a goal to enhance stockholder value, including asset in-licensing, partnering, and mergers and acquisitions. As a result, during the three months ended September 30, 2020, the Company recognized and paid a one-time employee severance expenses of $0.2 million, which was recorded as operating expenses on the consolidated statement of operations and comprehensive loss.

In December 2020, due to the entry into the Merger Agreement, Sunesis reduced its workforce by approximately 40% to preserve cash resources while completing the proposed Merger. As a result, during the three months ended December 31, 2020, the Company recognized one-time employee severance expenses of $1.3 million, which were included in accrued compensation on the consolidated balance sheet as of December 31, 2020, and noncash stock compensation expenses related to accelerated vesting of certain employee stock options of $0.1 million. The total expense of $1.4 million were recorded as operating expenses on the consolidated statement of operations and comprehensive loss with $0.9 million in research and development expenses and $0.5 million in general and administrative expenses.

15. Subsequent Events

On February 19, 2021, the Company sold its equity investment in Carmot Therapeutics, Inc. (“Carmot”) for net proceeds of approximately $0.7 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our evaluation as of December 31, 2020, the Company’s interim Chief Executive Officer and Principal Financial Officer, with the participation of management, have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) were effective at the reasonable assurance level to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our interim Chief Executive Officer and Principal Financial Officer with only reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management, including our interim Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors, or our Board, currently consists of seven members and is divided into three classes of directors serving staggered three-year terms. Directors for each class are elected at the annual meeting of stockholders held in the year in which the term for their class expires and hold office for a three-year term and until their successors are duly elected and qualified, or their earlier death, resignation or removal. In accordance with our amended and restated certificate of incorporation and bylaws, our Board may fill any vacancy on the Board by appointment.

The following table sets forth certain information as of December 31, 2020, with respect to our directors.

Name	Age	Director Since
James W. Young, Ph.D.	76	2000
Dayton Misfeldt	47	2009
Steve R. Carchedi	59	2013
Steven B. Ketchum, Ph.D.	56	2012
Nicole Onetto, M.D.	67	2019
Homer L. Pearce, Ph.D.	68	2006
David C. Stump, M.D.	71	2006
H. Ward Wolff	72	2018

The principal occupations and positions of our directors for at least the past five years, are as follows:

James W. Young, Ph.D. served as Executive Chairman of our Board from December 2003 to April 2009 and has served as non-executive Chairman of our Board since April 2009. From May 2000 to November 2003, Dr. Young served as our Chief Executive Officer. In April 2006, he joined 5AM Ventures, a venture capital firm, as a Venture Partner. From September 1995 to March 2000, Dr. Young served as Vice President of Research, as Senior Vice President, Research and Development, and as Group Vice President at ALZA Corporation, a pharmaceutical company. From September 1992 to August 1995, Dr. Young served as Senior Vice President for Business Development and as President of the Pharmaceuticals Division of Affymax, N.V., a biopharmaceutical company. From September 1987 to August 1992, he served as Senior Vice President for Business Development and as Senior Vice President and General Manager of the Pharmaceuticals Division at Sepracor Inc., a pharmaceutical company. Dr. Young holds a B.S. in Chemistry from Fordham University and a Ph.D. in Organic Chemistry from Cornell University. The Board has concluded that Dr. Young should serve on our Board due to his prior history as our Chief Executive Officer and his long tenure as Board Chairman, which brings continuity to the Board and a depth of understanding. In addition, the Board believes that he brings operational and industry expertise due to his experience in management of other pharmaceutical and biopharmaceutical companies, as well as leadership skills that are important to the Board.

Dayton Misfeldt served as a member of our Board from April 3, 2009 to December 31, 2020 and our Interim Chief Executive Officer from January 1, 2018 to December 31, 2020. Mr. Misfeldt is a Managing Director at Bay City Capital LLC, a venture capital firm he has worked at since May 2000, where he focuses on biopharmaceutical investment opportunities. Prior to joining Bay City Capital, Mr. Misfeldt was a Vice President at Roth Capital Partners where he worked as a sell-side analyst covering the biopharmaceutical industry. Mr. Misfeldt served on as a member of Interleukin Genetics, Inc. board of directors from 2013 to 2017. Mr. Misfeldt has also worked as a Project Manager at LifeScience Economics. Mr. Misfeldt received a B.A. in Economics from the University of California, San Diego.

Steve R. Carchedi currently serves as the Chief Executive Officer and director of Allarity Therapeutics A/S (formerly Oncology Venture A/S), a late clinical-stage, precision medicine company, a position he has held since September 2019. Mr. Carchedi previously served as the Chief Executive Officer and President of Apexian Pharmaceuticals, Inc., an oncology discovery and development company, from 2016 to 2019, as Chief Executive Officer and President of Cornerstone Pharmaceuticals, Inc., an oncology discovery and development company, from 2014 to 2016, and as the Senior Vice President and President, Commercial Operations for Mallinckrodt Pharmaceuticals from 2012 to 2013. He served as Chief Marketing Officer for General Electric (GE) Healthcare-MDx where he was responsible for leading worldwide marketing for GE’s Medical Diagnostics business. Prior to joining GE Healthcare, Mr. Carchedi held senior commercial leadership positions at Endo Pharmaceuticals, Enzon Pharmaceuticals, McNeil Specialty Pharmaceuticals (a subsidiary of Johnson & Johnson), Eli Lilly & Company, and Bristol Myers Squibb. Mr. Carchedi holds a Bachelor of Science in marketing from the West Chester University and a Masters in Business Administration in marketing from Drexel University. The Board has concluded that Mr. Carchedi qualified to serve on our Board due to his experience in oncology drug development and commercialization.

Steven B. Ketchum, Ph.D. served as our Senior Vice President, Research and Development from June 2008 to February 2012. In February 2012, Dr. Ketchum accepted the position of President of Research and Development, Senior Vice President at Amarin Corporation plc, a biopharmaceutical company, and concurrently transitioned from his executive role to a member of our Board. From May 2005 to May 2008, Dr. Ketchum served as Senior Vice President, Research & Development and Medical Affairs of Reliant Pharmaceuticals, Inc., a pharmaceutical company, which was acquired by GlaxoSmithKline in 2007. From June 2002 to April 2005, Dr. Ketchum served as Senior Vice President, Operations and Regulatory Affairs for IntraBiotics Pharmaceuticals, Inc. Dr. Ketchum also held positions at ALZA Corporation from November 1994 to May 2002, most recently as Senior Director, Regulatory Affairs. Dr. Ketchum earned a Ph.D. in Pharmacology from University College London (funded by the Sandoz Institute for Medical Research) and a B.S. in Biological Sciences from Stanford University. The Board has concluded Dr. Ketchum is qualified to serve on our Board due to his tenure at Sunesis and his scientific and regulatory expertise and industry background, which position him to make an effective contribution to the Board.

Nicole Onetto, M.D. has served as a member of our Board since September 2019. Dr. Onetto is a medical doctor and independent consultant in oncology, drug development, and translational research. She was Deputy Director and Chief Scientific Officer at the Ontario Institute for Cancer Research from 2009 to 2016. From 2005 to 2009 she was Chief Medical Officer at ZymoGenetics, a biotechnology company developing protein therapeutics. From 2002 to 2005, she served at OSI Pharmaceuticals, a biopharma company developing targeted cancer therapies, first as Executive Vice President Oncology, and then as Chief Medical Officer. Her career in the pharmaceutical industry also includes senior management positions at Bristol-Myers Squibb, Nexstar Pharmaceuticals, which was acquired by Gilead Sciences, and Immunex. Previously, she served for eleven years as a board member of ImmunoGen. Dr. Onetto earned her BS from the University of Paris, and an MS in Pharmacology from the University of Montréal. She obtained her MD and a Hematology-Oncology Certificate from the University of Paris. The Board has concluded that Dr. Onetto is qualified to serve on our Board due to her scientific and medical expertise and experience in oncology drug development.

Homer L. Pearce, Ph.D. served in various capacities at Eli Lilly & Company between 1979 and March 2006, including Vice President, Cancer Research and Clinical Investigation from 1994 to 2002 and Distinguished Research Fellow, Cancer Research, Lilly Research Laboratories from 2002 to March 2006. Dr. Pearce is a member of the American Association for Cancer Research, the American Chemical Society and the American Association for the Advancement of Science. Dr. Pearce holds a B.S. from Texas A&M University and a Ph.D. in Organic Chemistry from Harvard University. The Board has concluded that Dr. Pearce is qualified to serve on our Board due to his scientific expertise and industry background.

David C. Stump, M.D. was most recently Executive Vice President, Research and Development at Human Genome Sciences, Inc., a biopharmaceutical company, serving there from November 1999 until December 2012.  Dr. Stump served as a member of Dendreon Corporation board of directors from 2010 until 2015. From December 2003 to May 2007, Dr. Stump served as Executive Vice President, Drug Development at Human Genome Sciences and, from November 1999 to December 2003, as its Senior Vice President, Drug Development. Prior to joining Human Genome Sciences, Dr. Stump held roles of increasing responsibility at Genentech, Inc., a biopharmaceutical company, from 1989 to 1999, including Vice President, Clinical Research and Genentech Fellow. Prior to joining Genentech, Dr. Stump was an Associate Professor of Medicine and Biochemistry at the University of Vermont. Dr. Stump is a member of the board of directors of MacroGenics, Inc., a biopharmaceutical company, Regenxbio, Inc., a biopharmaceutical company, Portola Pharmaceuticals Inc., a commercial stage biotechnology company, until its merger with Alexion Pharmaceuticals, Inc. in July 2020, and a member of the board of trustees of Earlham College. Dr. Stump holds an A.B. from Earlham College and an M.D. from Indiana University and did his residency and fellowship training in internal medicine, hematology, oncology and biochemistry at the University of Iowa. The Board has concluded that Dr. Stump is qualified to serve on our Board due to his scientific and clinical expertise and industry background.

H. Ward Wolff currently serves as a member of the boards of directors of Calithera Biosciences, Inc., a clinical stage biotechnology company, and Portola Pharmaceuticals Inc., a commercial stage biotechnology company, until its merger with Alexion Pharmaceuticals, Inc. in July 2020.  Mr. Wolff served as Executive Vice President and Chief Financial Officer of Sangamo Therapeutics, Inc., a genomic medicine company, from 2007 until his retirement in March 2017. Prior to Sangamo, Mr. Wolff served as Senior Vice President, Finance and Chief Financial Officer of Nuvelo, Inc. until its restructuring in August 2007 and, before that, he was Chief Financial Officer and Senior Vice President, Finance, of Abgenix, Inc. until April 2006 when Abgenix merged with Amgen Inc. Prior to joining Abgenix, Mr. Wolff held financial management positions in both public and private emerging growth companies. He began his career with Price Waterhouse, where he held a number of positions as a certified public accountant, including Senior Audit Manager. Mr. Wolff received a B.A. degree in Economics from the University of California at Berkeley and an M.B.A. degree from Harvard Business School.  The Board has concluded that Mr. Wolff is qualified to serve on our Board due to his management experience in several public companies and financial and accounting expertise.

There are no family relationships among any of our executive officers, directors or persons nominated to become one of our directors.

Executive Officers

Set forth below is information regarding each of our executive officers as of December 31, 2020.

Name	Age	Position
Dayton Misfeldt(1)	47	Interim Chief Executive Officer and Director
Judith A. Fox, Ph.D.	64	Chief Scientific Officer, Executive Vice President, Research & Development

(1)	On December 16, 2020, Mr. Misfeldt tendered his resignation as an officer and director of Sunesis, effective as of December 31, 2020.

Judith A. Fox, Ph.D. rejoined the Company in March 2017 as Chief Scientific Officer where she previously served as Vice President, Product & Preclinical Development from 2006 to 2013. She has over 25 years of experience developing large and small molecule therapeutics from research stage through licensure at companies including Genentech, Inc., Chiron Corporation and Genecor International. She founded FoxBiopharma LLC in 2013 and has consulted for emerging immunooncology and biotech companies since its establishment. Dr. Fox received her Ph.D. in Biological Chemistry from the Massachusetts Institute of Technology, where she served on the Chemistry Visiting Committee from 2010-2017, and an A.B. in Chemistry from Bryn Mawr College. She conducted postdoctoral research at The Rockefeller University.

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

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2020, our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements, except the change in beneficial ownership on Form 4 in connection with one option grant was inadvertently filed late by Tina Gullotta, our Vice President, Finance.

ITEM 11.	EXECUTIVE COMPENSATION

Sunesis’s named executive officers for the year ended December 31, 2020, which consists of its principal executive officer, and its two other most highly compensated executive officers are:

•	Dayton Misfeldt, Sunesis’s former Interim Chief Executive Officer

•	William P. Quinn, Sunesis’s former Chief Financial Officer, Senior Vice President, Finance and Corporate Development

•	Judith A. Fox, Ph.D., Sunesis’s Chief Scientific Officer, Executive Vice President, Research & Development

Summary Compensation Table

The following table sets forth information regarding the compensation for services performed during the years ended December 31, 2020 and 2019, awarded to, paid to or earned by Sunesis’s Interim Chief Executive Officer, one other executive officer serving as of December 31, 2020, plus one former executive officer. Such individuals are referred to as Sunesis’s “named executive officers” for the year ended December 31, 2020. All compensation awarded to, earned by, or paid to Sunesis’s named executive officers are included in the table below for the years indicated.

			Non-equity
			Incentive	Option	All Other
Name and principal position	Year	Salary(1)	Plan			Total
			Compensation	Awards(2)	Compensation
Dayton Misfeldt(3)	2020	$—	$—	$172,992	$40,000	$212,992
Former Interim Chief Executive Officer	2019	—	—	299,886	40,000	339,886
William P. Quinn(4)	2020	135,183	—	120,564	5,401(5)	261,148
Former Chief Financial Officer,	2019	391,400	82,194	68,880	3,130	545,604
Senior Vice President, Finance
and Corporate Development

Judith A. Fox, Ph.D.(4)	2020	397,800	159,120(6)	153,217	5,272(7)	715,409
Chief Scientific Officer, Executive	2019	385,035	86,707	78,804	5,272	555,818
Vice President, Research &
Development

(1)	Includes amounts earned but deferred at the election of the named executive officer, such as salary deferrals under 401(k) Plan established under Section 401(k) of the Code.
(2)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted pursuant to Sunesis’s equity compensation plans for the respective fiscal year. These amounts have been calculated in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions, refer to Note 10, Stock-Based Compensation, of the Notes to Consolidated Financial Statements section of this Annual Report on Form 10-K, which identifies assumptions made in the valuation of option awards in accordance with FASB ASC Topic 718.

(3)

Amounts disclosed under “Option Awards” and “All Other Compensation” include the aggregate grant date fair value of stock awards of $11,808 and cash director fees of $40,000, respectively, received by Mr. Misfeldt for his services as a director. Mr. Misfeldt’s cash director fee was paid to Bay City Capital LLC, manager of the general partner to Bay City Capital Fund V, L.P. and Bay City Capital Fund V Co-Investment Fund, L.P., as described in the “Security Ownership of Certain Beneficial Owners and Management” section of this Annual Report on Form 10-K. On December 16, 2020, Mr. Misfeldt tendered his resignation as an officer and director of Sunesis, effective as of December 31, 2020.

(4)	On April 20, 2020, Mr. Quinn tendered his resignation as an officer and Secretary of Sunesis, effective as of May 1, 2020.

(5)	Consists of $334 in group life insurance premiums and $5,067 in vacation payout upon termination of employment.

(6)

Represents target annual bonus under the 2020 Bonus Program, to be paid under the Retention Program as described under the “Potential Payments Upon Termination or Change of Control” section below, subject to their continued employment through the closing of the Merger or involuntary termination (other than for cause as defined in the executive’s severance benefits agreement) on or before the closing of the Merger. See “2020 Bonus Program” section below.

(7)	Consists of $2,772 in group life insurance premiums and $2,500 in matching 401(k) contributions.

2020 Bonus Program

In February 2020, the Sunesis Board approved Sunesis’s 2020 bonus program (the “2020 Bonus Program”), which provided Sunesis’s named executive officers and other eligible employees the opportunity earn bonuses based on the level of achievement from January 1, 2020 through December 31, 2020 of certain corporate objectives and by each participant of certain individual performance objectives. A participant must have remained an employee through the payment date under the 2020 Bonus Program to have earned a bonus.

The Compensation Committee approved the corporate objectives and assigned a weighting to each objective. The Compensation Committee set the individual objectives of the executive officer participants based on the recommendations of the chief executive officer. The individual objectives of non-executive participants were set by each participant’s immediate supervisor. Each eligible participant in the 2020 Bonus Program may receive a bonus in an amount up to a specified percentage of such participant’s annual base salary earned in 2020, or the Bonus Targets; provided, that the Compensation Committee may, in its sole discretion, pay all or any portion of an earned bonus to any participant in shares of common stock granted under the 2011 Plan.

Under the 2020 Bonus Program, the Bonus Targets range from 30.0% to 55.0% of a participant’s 2020 base salary for vice president level employees and above. Bonus Targets for participants will be correspondingly adjusted downward in the event the Corporate Objectives are deemed by the Compensation Committee to have not been fully achieved. The Committee also has the right, in its sole discretion, to adjust the Bonus Target of any participant upward in the event of over-achievement of the Corporate Objectives as determined by the Compensation Committee. The Compensation Committee set the Bonus Targets for each named executive officer as follows:

	Bonus	Bonus	Individual
	Target	Target	Goal
Name	Percentage	Amount	Weighting
	(%)	($)	(%)

William P. Quinn	35	—	—
Judith A. Fox, Ph.D	40	159,120	—

Sunesis’s former interim Chief Executive Officer, Dayton Misfeldt, was not eligible to participate in the 2020 Bonus Program and he did not receive any salary for his service as an interim Chief Executive Officer. On December 16, 2020, Mr. Misfeldt tendered his resignation as an officer and director of Sunesis, effective as of December 31, 2020. On April 20, 2020, Mr. Quinn tendered his resignation as an officer and Secretary of Sunesis, effective as of May 1, 2020, and is not eligible for his bonus under the 2020 Bonus Program. Under the Retention Program adopted in connection with the Merger, Dr. Fox is eligible to receive a guaranteed cash bonus equal to her current target annual bonus for 2020 (regardless of actual performance), which amounts to $159,120, subject to her continued employment through the closing of the Merger or involuntary termination (other than for cause as defined in the executive’s severance benefits agreement) on or before the closing of the Merger.

Stock Option Grants in 2020

See “Outstanding Equity Awards at Fiscal Year-End” below for the terms of the stock options held by Sunesis’s named executive officers as of December 31, 2020, including the stock options granted to Sunesis’s named executive officers in 2020. Mr. Misfeldt was appointed as Sunesis’s interim Chief Executive Officer, effective January 1, 2018, and remained in the interim Chief Executive Officer role as Sunesis continued its search for a permanent Chief Executive Officer and, as compensation for his continued service in this role, on June 30, 2020, Mr. Misfeldt was granted options to purchase 48,000 shares of our common stock, pursuant to the 2011 Plan, which vests monthly over six equal monthly installments measured from the grant date. All rights and obligations with respect to Mr. Misfeldt’s grants are as set forth in the 2011 Plan and applicable 2011 Plan documents.

Outstanding Equity Awards at Fiscal Year-End

The following information sets forth the outstanding option awards and stock awards held by Sunesis’s named executive officers as of December 31, 2020:

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised		Option
		Options	Options	Exercise
	Grant Date	Exercisable	Unexercisable	Price	Expiration
		(#)	(#)	($)	Date
Dayton Misfeldt	6/30/11	833	—	125.40	6/30/21
	6/29/12	416	—	172.20	6/29/22
	6/28/13	333	—	311.10	6/28/23
	6/30/14	333	—	391.20	6/30/24
	6/30/15	666	—	180.60	6/30/25
	6/30/16	833	—	32.86	6/30/26
	5/31/17	2,500	—	29.60	5/31/27
	12/29/17	20,000	—	36.90	12/29/27
	6/29/18	2,500	—	21.20	6/29/28
	6/29/18	20,000	—	21.20	6/29/28
	12/31/18	20,000	—	4.16	12/31/28
	6/28/19	6,000	—	7.27	6/28/29
	6/28/19	48,000	—	7.27	6/28/29
	3/31/20	48,000	—	4.15	3/31/30
	6/30/20	3,000	3,000(3)	2.634	6/30/30
Judith A. Fox, Ph.D.	11/30/16	400	—	40.00	11/30/26
	3/31/17	3,000	188(4)	41.00	3/31/27
	7/10/17	1,278	—	26.20	7/10/24
	7/31/17	854	146(4)	26.40	7/31/27
	12/29/17	14,637	4,862(4)	36.90	12/29/27
	12/31/18	7,508	7,491(4)	4.16	12/31/28
	3/29/19	3,284	4,215(4)	12.15	3/29/29
	7/31/19	534	965(4)	8.60	7/31/29
	3/31/20	—	45,749(4)	4.15	3/31/30

(1)

All of the option awards granted since March 2011 were granted under the 2011 Plan. Unless stated otherwise, all option awards vest monthly during the 48-month period measured from the grant date, subject to the holder’s continued service with Sunesis.

(2)

All of the stock option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by the Sunesis Board.

(3)	Shares subject to this option award vest in equal monthly installment for 12 months.

(4)

25% of the shares subject to this option award vest on the one year anniversary of the vesting commencement date, with the remaining shares vesting in equal monthly installments over the subsequent three years.

Potential Payments Upon Termination or Change of Control

Executive Severance Benefits Agreements

Judith A. Fox

On July 20, 2017, Sunesis entered into an Executive Severance Benefits Agreement with Judith A. Fox, Ph.D., Chief Scientific Officer, Executive Vice President, Research & Development of Sunesis.

Under the agreement with Dr. Fox, subject to Dr. Fox’s (i) entry into a general release of claims in favor of Sunesis and its affiliates,

(ii)

resignation from all of her positions with Sunesis and (iii) continued compliance with all of their obligations to Sunesis and its affiliates including those under the agreement and their confidential information and invention assignment agreement, Dr. Fox will be entitled to receive the following benefits:

•

In the event that. Dr. Fox is terminated by Sunesis other than for “cause” or suffers a “constructive termination” (each as defined in the Agreement) (collectively, a “Covered Termination”), (a) she will receive a severance payment equal to her then applicable base salary for a period of nine months paid in a single lump sum on the 60th day following the termination, (b) if she timely elects and remains eligible for continued coverage under COBRA, the health insurance premiums that Sunesis was paying on behalf of herself and her covered dependents prior to the date of termination, until the earliest of (1) nine months following termination, (2) the date she ceases to be eligible for COBRA continuation coverage, or (3) the date she becomes eligible for substantially equivalent insurance in connection with new employment or self-employment (collectively, the “Severance Benefit.”);

•

In the event of a “change of control” (as defined in the Agreement), the vesting of 50% of the unvested stock options and other stock awards for our common stock held by her as of immediately prior to such change of control will accelerate; and;

•

In the event that she suffers a Covered Termination on or within 12 months following a change of control, in addition to the Severance Benefits, the vesting of the unvested stock options and other stock awards for our common stock held by her as of immediately prior to such termination will accelerate in full.

On November 29, 2020, in connection with the Merger Agreement, Sunesis board of directors upon recommendation of the compensation committee adopted a retention program for certain of its executive officers, or the Retention Program. Under the Retention Program. Dr. Fox will be eligible to receive (i) a guaranteed cash bonus equal to her current target annual bonus for 2020 (regardless of actual performance), which amounts to $159,120, subject to her continued employment through the closing of the Merger or involuntary termination (other than for cause as defined in the executive’s severance benefits agreement) on or before the closing of the Merger; and (ii) an extension of the post-termination exercise period for all options held by her with an exercise price below $10.00 per share until the earlier of the original expiration date of such option or twelve months following the date on which her employment with Sunesis terminates. Such retention benefits are in addition to the severance benefits available to Dr. Fox under the severance agreement. The Retention Program also provides to Dr. Fox outplacement services for six months.

Dayton Misfeldt

Mr. Misfeldt is not a party to any employment agreement or other arrangement with Sunesis, and therefore is not eligible for any severance or change in control payment in connection with termination or change in control. On December 16, 2020, Mr. Misfeldt tendered his resignation as an officer and director of Sunesis, effective as of December 31, 2020. Under the Retention Program and consulting agreement with Sunesis, subject to his continued service through the closing of the Merger, Mr. Misfeldt will be eligible for an extension of the post-termination exercise period for all options held by him with an exercise price below $10.00 per share until the earlier of the original expiration date of such option or 24 months following the closing of the Merger.

William P. Quinn

On January 2, 2018, Sunesis entered into an Executive Severance Benefits Agreement with William P. Quinn, former Chief Financial Officer, Senior Vice President, Finance and Corporate Development. Mr. Quinn was eligible for the benefits under his Executive Severance Benefits Agreement but left Sunesis in May 2020 and is not eligible for any change in control payments in connection with the Merger.

The Compensation Committee believes such agreements help Sunesis attract and retain employees in a marketplace where such protections are commonly offered by Sunesis’s peer companies. Sunesis also believes that severance protections offered upon terminations arising in connection with a change of control allow Sunesis’s executives to assess a potential change of control objectively, without regard to the potential impact of the transaction on their own job security. At the time Sunesis originally entered into the executive severance benefits agreement with Dr. Fox, the Compensation Committee determined that the terms of such executive severance benefits agreement reflected industry standard severance payments, benefits and equity acceleration.

In general, a “change of control” under the executive severance benefits agreement includes (a) an acquisition transaction in which a person or group becomes the beneficial owner of more than 50% of Sunesis’s voting stock (with certain exceptions as described in the agreements); (b) the consummation of certain types of corporate transactions, such as a merger, consolidation, reorganization, business combination or sale of all or substantially all of Sunesis’s assets; or (c) the approval of a liquidation or dissolution of Sunesis by its stockholders.

The executive severance benefits agreement described above provides that, in the event that any benefits provided in connection with a change of control (or a related termination of employment) would be subject to the 20% excise tax imposed by Section 4999 of the Code, the executive officer will receive the greater, on an after-tax basis (taking account of all federal, state and local taxes and excise taxes), of such benefits or such lesser amount of benefits as would result in no portion of the benefits being subject to the excise tax. An executive officer’s receipt of any severance benefits is subject to his execution of a release in favor of Sunesis. Any benefits under the executive severance benefits agreement would terminate immediately if the executive officer, at any time, violates any proprietary information or confidentiality obligation to Sunesis.

Retirement Savings

Sunesis encourages its executives and employees generally to plan for retirement compensation through voluntary participation in Sunesis’s 401(k) Plan. All of Sunesis’s employees, including its executives, may participate in its 401(k) Plan by making pre-tax contributions from wages of up to 60% of their annual cash compensation, up to the current Internal Revenue Service limits. All of Sunesis’s executives can participate in the 401(k) Plan on the same terms as Sunesis’s employees. Sunesis believes this program is comparable with programs offered by Sunesis’s peer companies and assists Sunesis in attracting and retaining Sunesis’s executives.

During 2019, Mr. Quinn and Dr. Fox elected to defer a portion of their compensation under the 401(k) Plan and, as a result, received corresponding matching contributions from Sunesis. During 2020, Dr. Fox also elected to defer a portion of her compensation under the 401(k) Plan and received corresponding matching contribution from Sunesis.

Change of Control Equity Incentive Plan Protections

Pursuant to Sunesis’s 2011 Plan, a stock award may be subject to additional acceleration of vesting upon or after a “change in control,” as provided in the applicable stock award agreement or any other written agreement between Sunesis and the participant. In the absence of such provision, the 2011 Plan shall govern. Under the 2011 Plan, if the surviving or acquiring entity (or its parent company) elects not to assume or substitute for outstanding stock awards, then, with respect to any such stock awards that are held by participants whose service with Sunesis or an affiliate has not terminated as of immediately prior to the change in control, the vesting and exercisability of such stock awards will be accelerated in full. In the event of a change in control in which the surviving or acquiring entity (or its parent company) assumes or continues substantially similar awards for outstanding stock awards and if such participant’s continuous service terminates due to an involuntary termination (not including death or disability) without cause or due to a voluntary resignation for good reason on or within 12 months after the effective time of such change in control, the vesting and exercisability of such stock awards will be accelerated in full effective as of the date of the participant’s termination of continuous service.

Sunesis believes that the terms of its equity incentive plans described above are consistent with industry practice.

Director Compensation

Board and Committee Fees and Awards

According to the Sunesis Director Compensation Policy, each non-employee director (other than the Board Chairman) is entitled to receive a quarterly payment of $10,000 and the non-employee Board Chairman is entitled to receive a quarterly payment of $15,000, each in connection with his or her services as a director and Board Chairman, respectively. Additionally, the non-employee director who serves as Chairman of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee is entitled to receive a quarterly payment of $5,000, $3,750 and $1,875, respectively, for service as Chairman. Each non-employee director who serves as a committee member of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee is entitled to receive a quarterly payment of $2,500, $1,875 and $1,250, respectively, for service as a non-chairman member of each such committee.

In addition, in accordance with the Sunesis Director Compensation Policy, on the last trading day of the month in which each annual meeting of stockholders is held, each non-employee director that continues to serve as a non-employee member on the Sunesis Board was entitled receive an option to purchase 6,000 shares of Sunesis’s common stock, or the Annual Grants. The exercise price of these options equaled the fair market value of Sunesis Common Stock on the date of grant, and these options vested monthly over a one-year period, subject to the director’s continued service as a director. Each person who became a non-employee director, whether by election by Sunesis’s stockholders or by appointment by the Board to fill a vacancy, would automatically be granted an option to purchase 9,000 shares of Sunesis Common Stock on the last date of the month in which such person first becomes a non-employee director, or the Initial Grant, and such Initial Grant would be in lieu of such person’s Annual Grant for that year, unless the non-employee director is elected or appointed to the Board for the first time for more than 3 months prior to the date of the annual meeting of stockholders but after the date of the prior year’s annual meeting of stockholder, then the non-employee director shall receive pro-rata Annual Grant based on the number of calendar quarters in which the non-employee director has served prior to the date of the annual meeting of stockholders. The Initial Grant would vest monthly over a two-year period, subject to the director’s continued service as a director.

The Director Compensation Policy is intended to provide a total compensation package that enables Sunesis to attract and retain qualified and experienced individuals to serve as directors and to align Sunesis’s directors’ interests with those of Sunesis’s stockholders.

On June 30, 2020, each recurring non-employee director of the Sunesis Board serving on the Sunesis Board on that date received a grant of non-qualified stock options to purchase 6,000 shares of Sunesis Common Stock under the 2011 Plan. Each of these options vests monthly over a one-year period and has an exercise price of $2.634 per share.

The following table sets forth the compensation information for Sunesis’s non-employee directors for the year ended December 31, 2020:

Name(1)	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Steve R. Carchedi	$65,000	$11,808	$76,808
Steven B. Ketchum	45,000	11,808	56,808
Nicole Onetto, M.D.	47,500	8,856	56,356
Homer L. Pearce, Ph.D.	55,000	11,808	66,808
David C. Stump, M.D.	50,000	11,808	61,808
H. Ward Wolff	60,000	11,808	71,808
James W. Young, Ph.D.	60,000	11,808	71,808

(1)	Consists of fees earned for Board and committee meeting attendance as described above.
(2)

The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted pursuant to the 2011 Plan in the year ended December 31, 2020. These amounts have been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. For additional information on the valuation and forfeiture related assumptions, refer to Note 10, Stock-Based Compensation, of the Notes to Consolidated Financial Statements in Sunesis’s Annual Report on Form 10-K for the year ended December 31, 2019, which identifies assumptions made in the valuation of option awards in accordance with FASB ASC Topic 718.

The aggregate grant date fair value of option awards and director fees received by Mr. Misfeldt for his services as a director are disclosed in the “Summary Compensation Table” above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Sunesis Securities

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2020 by: (i) each person or group of affiliated persons known by Sunesis to be the beneficial owner of more than 5% of its common stock; (ii) each director; (iii) each of Sunesis’s named executive officers; (iv) and all executive officers and directors of Sunesis as a group.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Sunesis believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 18,108,307 shares outstanding on December 31, 2020, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is: c/o Sunesis Pharmaceuticals, Inc., 395 Oyster Point Boulevard, Suite 400, South San Francisco, CA 94080.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
	(#)	(%)
Greater than 5% stockholders
Entities affiliated with BVF Inc.(3)	1,815,308	9.98%
Entities affiliated with Laurence W. Lytton(4)	1,598,519	8.83%
Entities affiliated with Ayrton Capital LLC(5)	1,086,956	6.00%
Entities affiliated with Aisling Capital IV, LP(6)	1,010,000	5.58%
Executive Officers and Directors
Dayton Misfeldt(7)	337,311	1.86%
William P. Quinn(8)	35,732	*
Judith A. Fox(9)	37,310	*
Steven B. Ketchum, Ph.D.(10)	20,066	*
James W. Young, Ph.D.(11)	19,351	*
Homer L. Pearce, Ph.D.(12)	18,414	*
David C. Stump, M.D.(13)	18,414	*
Steve R. Carchedi(14)	17,332	*
H. Ward Wolff(15)	14,375	*
Nicole Onetto(16)	9,375	*
All executive officers and directors as a group (10 persons)	527,680	2.91%

*	Represents beneficial ownership of less than one percent (1.0%) of the outstanding shares of Sunesis’s capital stock.

(1)

This table is based upon information provided to Sunesis by Sunesis’s executive officers and directors and upon information about principal stockholders known to Sunesis based on Schedules 13G and 13D filed with the SEC and otherwise available.

(2)	Includes shares issuable pursuant to stock options and warrants exercisable and Series D, Series E and Series F preferred stock convertible within 60 days of December 31, 2020.

(3)

Based on a Schedule 13G/A filing on February 14, 2020, reporting beneficial ownership as of December 31, 2019, as adjusted for the September Reverse Split. The Schedule 13G/A provides information only as of December 31, 2019, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2019 and December 31, 2020. BVF Partners L.P., or Partners, is the general partner of Biotechnology Value Fund, L.P., or BVF, and Biotechnology Value Fund II, L.P., or BVF II, is the investment manager of Biotechnology Value Trading Fund OS LP, or Trading Fund OS, and the sole member of BVF Partners OS Ltd, or Partners OS. BVF Inc. is the general partner of Partners, and Mark N. Lampert is a director and officer of BVF Inc. Partners OS disclaims beneficial ownership of the shares of common stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF II, Trading Fund OS, and certain Partners management accounts. Series B, Series C, Series D, and Series E preferred stock per their terms shall not be converted if, after such conversion, its holding group would beneficially own, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, more than 9.98% of the number of shares of common stock then issued and outstanding. The address of the principal business and office of BVF Inc. and its affiliates is 1 Sansome Street, 30th Floor, San Francisco, CA 94104. Includes 88,000 shares of common stock currently issuable upon the conversion of Series E Preferred, held by BVF, BVF II, Trading Fund OS, and certain Partners management accounts and the remaining 103,500 and 833,300 shares of common stock underlying the Series E Preferred and Series F Preferred (as defined below), respectively, would not be converted due to the 9.98% limitation.

(4)

Based on the 13G filing on January 4, 2021, reporting beneficial ownership as of December 22, 2020. The Schedule 13G provides information only as of December 22, 2020, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 22, 2020 and December 31, 2020. The address of the principal business and office of Laurence W. Lytton and his affiliates is 467 Central Park West, New York, NY 10025.

(5)

Based on the 13G filing on August 7, 2020, reporting beneficial ownership as of July 29, 2020, adjusted for the September Reverse Split. The Schedule 13G provides information only as of July 29, 2020, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between July 29, 2020 and December 31, 2020. Shares reported herein were held by Alto Opportunity Master Fund, SPC— Segregated Master Portfolio B (the “Fund”), a Cayman Islands exempted company. The Fund is a private investment vehicle for which Ayrton Capital LLC serves as the investment manager and Waqas Khatri serves as the managing member of the Ayrton Capital LLC. The address of the principal business and office of Ayrton Capital LLC and its affiliates is 222 Broadway 19th Floor, New York, New York, 10038.

(6)

Based on the 13F filing on November 11, 2020, reporting beneficial ownership as of September 30, 2020. The Schedule 13F provides information only as of September 30, 2020, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between September 30, 2020 and December 31, 2020. Aisling Capital Partners IV LLC, or Aisling Partners GP, is a general partner of Aisling Capital Partners IV, LP, which is a general partner of Aisling Capital IV, LP, or Aisling. Mr. Steve Elms and Mr. Andrew Schiff is each a managing member of Aisling Partners GP. Each of Aisling, Aisling Partners and Aisling Partners GP may be deemed to have sole power to direct the voting and disposition of the shares of common stock beneficially owned by Aisling. Each of Messrs. Elms and Schiff may be deemed to share the power to direct the voting and the disposition of the shares of common stock beneficially owned by Aisling. The address of the principal business and office of Aisling and its affiliates is 888 Seventh Avenue, 12th Floor, New York, NY 10106.

(7)

Includes 162,897 shares of our common stock outstanding held by entities affiliated with Bay City Capital LLC, or BCC. Mr. Misfeldt is a partner of BCC. BCC is the manager of Management V. Management V, the general partner of Fund V and Co-Investment V, has sole voting and dispositive power with respect to the securities held by Fund V and Co-Investment V. BCC, as the manager of Management V, is also an advisor to Fund V and Co-Investment V. Also includes option held by Mr. Misfeldt to purchase 174,414 share of our common stock exercisable within 60 days of December 31, 2020. The address for Mr. Misfeldt is c/o Bay City Capital, 750 Battery Street, Suite 400, San Francisco, CA 94111.

(8)	Includes options held by Mr. Quinn to purchase 22,963 shares of our common stock that are exercisable within 60 days of December 31, 2020.

(9)	Includes options held by Dr. Fox to purchase 33,283 shares of our common stock that are exercisable within 60 days of December 31, 2020.

(10)	Includes options held by Dr. Ketchum to purchase 18,955 shares of our common stock exercisable within 60 days of December 31, 2020.

(11)

Includes 32 shares of our common stock held by family members of Dr. Young. Dr. Young disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. Also includes options held by Dr. Young to purchase 18,665 shares of common stock that are exercisable within 60 days of December 31, 2020.

(12)	Consists of options held by Dr. Pearce to purchase 18,414 shares of our common stock exercisable within 60 days of December 31, 2020.
(13)	Consists of options held by Dr. Stump to purchase 18,414 shares of our common stock exercisable within 60 days of December 31, 2020.

(14)	Consists of options held by Mr. Carchedi to purchase 17,332 shares of our common stock exercisable within 60 days of December 31, 2020.

(15)	Consists of options held by Mr. Wolff to purchase 14,375 shares of our common stock exercisable within 60 days of December 31, 2020.
(16)	Consists of options held by Dr. Onetto to purchase 9,375 shares of our common stock exercisable within 60 days of December 31, 2020.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2020:

	(A)		(B)	(C)
Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted Average	Equity Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	678,089	(2)	$20.23	430,784	(3)
Equity Compensation Plans Not Approved by Stockholders	—		$—	—
Total	678,089		$20.23	430,784

(1)	Includes securities issuable under our 2011 Equity Incentive Plan, or 2011 Plan, and 2011 Employee Stock Purchase Plan, or ESPP.
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

(3)

Includes (i) 398,550 shares of common stock available for issuance under our 2011 Plan and (ii) 32,234 shares of common stock available for issuance under our ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2011 Plan automatically increases on January 1st of each year by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by our Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the last two completed fiscal years, there has not been any transaction or series of similar transactions to which Sunesis was a party in which the amount involved exceeds the lesser of $302,000, which represents 1% of our average total assets for the past two fiscal year, or  $120,000 and in which any current director, executive officer, holder of more than 5% of our common stock or any immediate family member of any of the foregoing persons had or will have a direct or indirect material interest requiring disclosure in this proxy statement, except as described below.

Certain Related Party Transactions

Participation in Public Offering

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

Related Person Transactions Policy and Procedure

It is our policy that any transaction with an executive officer, director, nominee for the election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, must first be presented to the Audit Committee for review, consideration and approval, to the extent required by SEC regulations. This policy is included in our Code of Business Conduct and Ethics.

Independence of the Members of the Board

The laws and rules governing public companies and the Nasdaq listing requirements oblige our Board to affirmatively determine the independence of its members. The Board consults with our corporate counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in Nasdaq listing requirements, as in effect from time to time.

Consistent with these considerations, after a review of all relevant transactions or relationships between each director, or any of their family members, and Sunesis, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that Drs. Young, Ketchum, Pearce, Stump and Onetto, and Messrs. Carchedi and Wolff—all of the members of our Board—are independent directors within the meaning of the applicable Nasdaq listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of our 2020 financial statements, we entered into an engagement agreement with Ernst & Young which sets forth the terms by which Ernst & Young will perform audit and interim services for us.

The following is a summary of the aggregate fees billed to us by Ernst & Young, our independent registered public accounting firm, for the years ended December 31, 2020 and 2019, for each of the following categories of professional services:

	Year Ended December 31,
Fee Category	2020	2019
Audit fees(1)	$465,087	$435,544
Audit-related fees(2)	180,000	240,000
Tax fees	—	—
All other fees	—	—
Total fees	$645,087	$675,544

(1)

Audit fees for 2020 and 2019 included the aggregate fees and out-of-pocket expenses for professional services rendered for: (a) the audit of our consolidated financial statements, and (b) the review of our interim financial statements.

(2)

Audit-related fees for 2020 and 2014 included the aggregate fees and out-of-pocket expenses for professional services rendered for: (a) the provision of auditor comfort letters to Cantor Fitzgerald & Co. in relation to our controlled equity offering sales agreements with Cantor, (b) provision of comfort letters and consents and review of documents filed with the SEC in connection with our underwritten public offerings completed in July 2020, and (c) provision of comfort letters and consents and review of documents related to registration statements on Forms S-4 and S-8 and other SEC filings.

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

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young as described above is compatible with maintaining their independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Financial Statement Schedules:

(a)(1)    Financial Statements

(a)(2)    Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)    Exhibits

A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below:

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1**	Agreement and Plan of Merger and Reorganization, dated November 29, 2020, by and among the Registrant, Sol Merger Sub, Inc. and Viracta Therapeutics, Inc.	8-K	000-51531	2.1	11/30/2020

2.2	Form of Registrant’s Support Agreement, dated November 29, 2020, by and between the Registrant and each of the parties named in each agreement therein	8-K	000-51531	10.1	11/30/2020

2.3	Form of Lock-Up Agreement, dated November 29, 2020, by each of the parties named in each agreement therein	8-K	000-51531	10.3	11/30/2020

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-K/A	000-51531	3.1	5/23/2007

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.2	12/11/2007

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-51531	3.1	9/7/2016

3.4	Certificate of Designation of Series E Convertible Preferred Stock	8-K	000-51531	3.1	1/22/2019

3.5	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51531	3.11	8/8/2018

3.6	Certificate of Designation of the Series F Convertible Preferred Stock of the Registrant	8-K	000-51531	3.1	7/12/2019

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	000-51531	3.1	9/2/2020

3.8	Amendment to Amended and Restated Bylaws of the Registrant	8-K	000-51531	3.1	11/30/2020

4.1	Description of Capital Stock					X

4.2	Specimen Preferred Series E Stock Certificate	8-K	000-51531	4.1	1/22/2019

4.3	Specimen Preferred Series F Stock Certificate	8-K	000-51531	4.1	7/12/2019

10.1	Termination and Transition Agreement, dated March 31, 2011, by and between the Registrant, Biogen MA Inc. and Millennium Pharmaceuticals, Inc.	10-Q	000-51531	10.6	5/12/2011

10.2*	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan	S-8	333-174732	99.2	6/6/2011

10.3*	Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	10-K	000-51531	10.57	3/14/2012

10.4†	Second Amended and Restated Collaboration Agreement, dated December 16, 2013, by and between the Registrant and Biogen MA Inc.	10-K	000-51531	10.18	3/7/2019

10.5	Lease Agreement, dated January 14, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.48	3/6/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	First Amendment to Office Lease, dated June 3, 2014, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.1	8/05/2014

10.7	Second Amendment to Office Lease, dated January 28, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.44	3/12/2015

10.8	Third Amendment to Office Lease, dated September 1, 2015, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.5	11/5/2015

10.9	Warrant, dated March 31, 2016, issued to Solar Capital Ltd.	10-Q	000-51531	10.4	5/9/2016

10.10	Warrant, dated March 31, 2016, issued to Western Alliance Bank	10-Q	000-51531	10.5	5/9/2016

10.11	Fourth Amendment to Office Lease, dated May 11, 2016, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-Q	000-51531	10.4	7/29/2016

10.12*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-51531	10.2	5/8/2017

10.13*	2011 Equity Incentive Plan, as amended	DEF 14A	000-51531	Appendix A	4/20/2017

10.14	Fifth Amendment to Office Lease, dated October 17, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.42	3/9/2018

10.15	Partial Lease Termination Agreement to Office Lease, dated November 19, 2017, by and between the Registrant and Kashiwa Fudosan America, Inc., for office space located at 395 Oyster Point Boulevard, South San Francisco, California	10-K	000-51531	10.43	3/9/2018

10.16*	2020 Bonus Program	8-K	000-51531	10.1	2/14/2020

10.17†	Amended and Restated License Agreement, dated December 13, 2019, by and between the Registrant and Millennium Pharmaceuticals, Inc.	10-K	000-51531	10.29	3/10/2020

10.18*	Form of Executive Severance Benefits Agreement between Sunesis Pharmaceuticals, Inc. and certain officers	S-4	333-251567	10.29	12/22/2020

10.19*	Form of Retention Benefits Letter between Sunesis Pharmaceuticals, Inc. and certain officers	8-K	000-51531	10.4	11/30/2020

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20*	Consulting Agreement between Sunesis Pharmaceuticals, Inc. and Dayton Misfeldt, effective as of January 1, 2021	S-4/A	333-251567	10.31	1/13/2021

10.21*	Sunesis Pharmaceuticals, Inc. 2021 Equity Incentive Plan	S-4/A	333-251567	Annex E	1/13/2021

10.22*	Form of Indemnification Agreement for directors and executive officers	S-1	333-121646	10.5	12/23/2004

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on Signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunesis Pharmaceuticals, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2021.

SUNESIS PHARMACEUTICALS, INC.

By:	/S/ PARVINDER HYARE
Parvinder Hyare
Interim Chief Executive Officer(Principal Executive Officer)

By:	/S/ TINA GULLOTTA
Tina Gullotta
Vice President, Finance (Principal Financial and Accounting Officer)

POWER OF ATTORNEY KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Parvinder Hyare and Tina Gullotta, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ JAMES W. YOUNG, PH.D.	Chairman of the Board	February 24, 2021
James W. Young, Ph.D.

/S/ Parvinder Hyare	Interim Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Parvinder Hyare

/S/ TINA GULLOTTA	Vice President, Finance (Principal Financial and Accounting Officer)	February 24, 2021
Tina Gullotta

/S/ STEVE CARCHEDI	Director	February 24, 2021
Steve Carchedi

/S/ STEVEN B. KETCHUM, PH.D	Director	February 24, 2021
Steven B. Ketchum, Ph. D.

/S/ NICOLE ONETTO	Director	February 24, 2021
Nicole Onetto

/S/ HOMER L. PEARCE, PH.D.	Director	February 24, 2021
Homer L. Pearce, Ph.D.

/S/ DAVID C. STUMP, M.D.	Director	February 24, 2021
David C. Stump, M.D.

/S/ H. Ward wolff	Director	February 24, 2021
H. Ward Wolff