Form 10-Q
period 2021-03-31
Viracta Therapeutics, Inc.
filed 2021-05-13
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-51531

VIRACTA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3295878
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2533 S. Coast Hwy. 101, Suite 210 Cardiff, California	92007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 400-8470

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VIRX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2021, the registrant had 37,043,151 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$129,181	$47,089
Prepaid expenses	3,123	110

Total current assets	132,304	47,199
Property and equipment, net	40	44
Operating lease right-of-use asset	1,038	986
Other assets	2,827	76

Total assets	$136,209	$48,305

Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,571	$1,557
Accrued expenses	3,638	3,362
Operating lease liabilities	483	334
Current portion of long-term debt	573	1,031

Total current liabilities	6,265	6,284
Long-term debt, net	4,633	4,155
Operating lease liabilities, less current portion	567	658
Preferred stock warrant liability	—	106

Commitments and contingencies

Series A-1 Convertible Preferred Stock, $0.0001 par value; 4,819,012 shares authorized, 4,819,012 shares issued and outstanding as of December 31, 2020; liquidation preference of $13,720,612 at December 31, 2020	—	2,968
Series B Convertible Preferred Stock, $0.0001 par value; 2,788,249 shares authorized, 2,788,249 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,811,782 at December 31, 2020	—	15,484
Series C Convertible Preferred Stock, $0.0001 par value; 1,587,722 shares authorized, 1,587,722 shares issued and outstanding as of December 31, 2020; liquidation preference of $10,695,494 at December 31, 2020	—	9,392
Series D Convertible Preferred Stock, $0.0001 par value; 2,240,916 shares authorized, 2,224,329 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,774,988 at December 31, 2020		16,589
Series E Convertible Preferred Stock, $0.0001 par value; 7,472,730 shares authorized, 7,392,240 shares issued and outstanding as of December 31, 2020; liquidation preference of $39,999,997 at December 31, 2020	—	38,869

Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021; 10,248 shares issued and outstanding as of March 31, 2021	5,452	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,036,294 and 905,987 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	249,434	4,714
Accumulated deficit	(130,146)	(50,915)

Total stockholders’ equity (deficit)	124,744	(46,200)

Total liabilities and stockholders’ equity (deficit)	$136,209	$48,305

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$4,024	$3,446
Acquired in-process research and development	84,478	—
General and administrative	3,840	1,011

Total operating expenses	92,342	4,457
Gain on Royalty Purchase Agreement	13,500	—

Loss from operations	(78,842)	(4,457)
Other income (expense):
Interest income	6	40
Interest expense	(105)	—
Other expense	(290)	—

Total other income (expense)	(389)	40

Net loss and comprehensive loss	$(79,231)	$(4,417)

Net loss per share of common stock, basic and diluted	$(5.22)	$(1.86)

Weighted-average shares used to compute basic and diluted net loss per share	15,166,737	2,373,560

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2019	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	72	$—	$3,515	$(31,898)	$(28,383)
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,417)	(4,417)

Balance March 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	73	$—	$3,602	$(36,315)	$(32,713)

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	132	—	81	—	81
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,231)	(79,231)

Balance March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,036	$4	$249,434	$(130,146)	$124,744

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(79,231)	$(4,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	84,478	—
Share-based compensation expense	644	86
Depreciation and amortization	16	2
Change in fair value of preferred stock warrant liability	290	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(2,447)	(265)
Other assets	455	(4)
Accounts payable	(409)	359
Accrued liabilities	(1,250)	581
Lease liabilities, net	5	—

Net cash provided by (used in) operating activities	2,551	(3,658)

Investing activities
Cash acquired in connection with the Merger	17,143	—

Net cash provided by investing activities	17,143	—

Financing activities
Issuance of common stock, net of issuance costs	62,317	—
Exercise of warrants and stock options to purchase common stock	81	—

Net cash provided by financing activities	62,398	—

Net increase (decrease) in cash and cash equivalents	82,092	(3,658)
Cash and cash equivalents at beginning of period	47,089	18,218

Cash and cash equivalents at end of period	$129,181	$14,560

Supplemental disclosure of cash flow information
Interest paid	$84	$—

Noncash financing activities
Warrant liability reclassification to equity	$396	—
Issuance of convertible preferred stock upon Merger	$5,452	—
Conversion of convertible preferred stock into common stock upon Merger	$83,302	—
Issuance of common stock upon Merger	$97,982	—

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998. The Company is a clinical-stage biopharmaceutical company based in San Diego, California. Viracta is a precision oncology company, focused on the development of new medicines targeting virus-associated malignancies. The Company is currently in the Phase 2 portion of a Phase 1b/2a clinical trial, testing Viracta’s product candidate as a potential therapy for the treatment of relapsed/refractory Epstein-Barr virus-positive (“EBV+”) lymphoma.

Merger Transaction between Private Viracta Therapeutics, Inc. and Sunesis Pharmaceuticals, Inc. and Name Change

On November 29, 2020, the Company, then operating as Sunesis Pharmaceuticals, Inc., entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with privately-held Viracta Therapeutics, Inc. (“Private Viracta”) and Sol Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On February 24, 2021, the Merger was completed. Merger Sub merged into Private Viracta, with Private Viracta as surviving the merger as a wholly owned subsidiary of the Company. Sunesis changed its name to Viracta Therapeutics, Inc. On February 25, 2021, the combined company’s common stock began trading on The Nasdaq Global Select Market under the ticker symbol “VIRX”.

Except as otherwise indicated, references herein to “Viracta,” the “Company,” or the “combined company”, refer to Viracta Therapeutics, Inc. on a post-Merger basis, and the term “Private Viracta” refers to the business of privately-held Viracta Therapeutics, Inc., prior to the completion of the Merger. References to “Sunesis” refer to Sunesis Pharmaceuticals, Inc. prior to completion of the Merger.

Pursuant to the terms of the Merger Agreement, each outstanding share of Private Viracta common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.1119 shares of Company common stock (the “Exchange Ratio”), after taking into account the Reverse Stock Split, as defined below. Immediately prior to the closing of the Merger, all shares of Private Viracta preferred stock then outstanding were exchanged into shares of common stock of Private Viracta. In addition, all outstanding options exercisable for common stock of Private Viracta and warrants exercisable for capital stock of Private Viracta became options and warrants exercisable for the same number of shares of common stock of the Company multiplied by the Exchange Ratio at an exercise price equal to the pre-Merger price divided by the Exchange Ratio. Immediately following the Merger, stockholders of Private Viracta owned approximately 86% of the outstanding common stock of the combined company.

This transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For accounting purposes, Viracta was considered to be acquiring Sunesis and the Merger was accounted for as an asset acquisition, even though Sunesis was the legal acquirer and the issuer of the common stock in the Merger. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Viracta’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Viracta designated a majority of the members of the initial board of directors of the combined company, and (iii) Private Viracta’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of the Sunesis were recorded at their acquisition-date relative fair values in the accompanying condensed consolidated financial statements of the Company and the reported operating results prior to the Merger are those of Private Viracta.

To determine the accounting for this transaction under GAAP, a company must assess whether an integrated set of assets and activities should be accounted for as an acquisition of a business or an asset acquisition. The guidance required an initial screen test to determine if substantially all of the fair value of the gross assets acquired was concentrated in a single asset or group of similar assets. The initial screen test was not met as there was no single asset or group of similar assets for Sunesis that represented a significant majority in this acquisition. However, at the time of the closing of the Merger, Sunesis did not have processes or an organized workforce that significantly contributed to its ability to create outputs, and substantially all of its fair value was concentrated in cash, working capital, and in-process research and development (“IPR&D”). As such, the acquisition was treated as an asset acquisition.

Concurrent with the execution of the Merger Agreement, Private Viracta entered into an agreement for the sale of common stock in a private placement, which was completed immediately prior to the close of the Merger and resulted in gross proceeds of approximately $65.0 million. In connection with the closing of the Merger and the concurrent private placement of common stock, the holders of the Company’s preferred stock waived their right to exchange their shares into any class of the Company’s stock other than common stock.

On February 24, 2021, in connection with, and prior to the completion of, the Merger, the Company effected a 3.5-for-one reverse stock split of its then outstanding common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. Unless otherwise noted herein, references to share and per-share amounts give retroactive effect to the Reverse Stock Split and the Exchange Ratio which was effected upon the Merger.

Liquidity and Risks

As of March 31, 2021, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2021, had an accumulated deficit of $130.1 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional equity through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of March 31, 2021, the Company had cash and cash equivalents of $129.2 million and working capital of $126 million. In February 2021, as disclosed above, Private Viracta completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, the Company received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. Finally, in March 2021, the Company received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC (see Note 4). Based on the Company’s current financial position and business plan, management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these financial statements.

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company’s clinical trial, employees, and vendors. At this point, the degree to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain. A prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. While the Company has not been required to pause enrollment in its current study, delays could still occur and also affect the commencement and operation of future trials.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2020, which are contained in the Company’s Current Report on Form 8-K/A filed with the SEC on March 23, 2021. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents.

Significant Accounting Policies

On January 1, 2018, the Company adopted the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”). In accordance with ASC 610-20, the Company recognizes any gains when the Company transfers control of a property and when it is probable that the Company will collect substantially all of the related consideration. The Company had no transactions since the adoption except for on March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with existing licenses relating to two clinical-stage product candidates, DAY101 and vosaroxin, which were obtained in the Merger. The Company received an upfront payment of $13.5 million and may receive up to $20 million in a pre-commercialization, event-based milestone.

There have been no other material changes in the Company’s accounting policies from those disclosed in the audited financial statements and related notes thereto as of and for the year ended December 31, 2020, which are contained in the Company’s Current Report on Form 8-K/A filed with the SEC on March 23, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include cash in readily available check and money market accounts.

Clinical Trial and Contracts Accruals

Clinical trial costs include payments to sites participating in clinical trials and to outside contract research organizations that assist in developing, monitoring and administering the clinical trials. Measurement of clinical trial expenses and the related accrual recorded in any given period requires judgment as invoices or other notification of actual costs may not exist as of the date of the financial statements, making it necessary to estimate the efforts completed to date and the related expense. The period over which services are performed, the level of services performed as of a given date, and the cost of such services are often subjective determinations. The Company’s principal vendors operate within terms of contracts which establish program costs and estimated timelines. The status of the Company’s programs is assessed in relation to the scope of work outlined in the contracts, and the related amount of expense is recognized accordingly. Estimates are adjusted to actual costs as they become known and subsequent changes to estimates have not historically resulted in a material change to the accruals.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs consist primarily of salaries and other personnel-related expenses, including share-based compensation; facility-related expenses; and services performed by clinical research organizations, research institutions, and other outside service providers.

The Company recorded the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued expenses in the balance sheet and within research and development expense in the statement of operations and comprehensive loss. As actual costs become known, the Company will adjust its accrued expenses and related research and development expenses.

Share-Based Compensation

Share-based compensation expense for stock option grants and restricted stock units (“RSUs”) under the Company’s equity plans is recorded at the estimated fair value of the award as of the grant date and is recognized as expense on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. The estimate of fair value for share-based compensation for stock options requires management to make estimates and judgments about, among other things, employee exercise behavior and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at March 31, 2021.

Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market- based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair values for these financial instruments due to their short maturities.

The Company’s liabilities measured at fair value on a recurring basis carried on the balance sheet. The preferred stock warrant liability, a level 3 fair value measurement, was $0 as of March 31, 2021, due to the reclassification to equity, and $106,000 as of December 31, 2020. The Company had no assets measured at fair value on a recurring basis as of March 31, 2021. The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020, other than the preferred stock warrant liability.

Preferred stock warrant liability

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability were as follows:

February 24, 2021 (date of Merger close)
Expected volatility	90.2%
Risk-free interest rate	1.38%
Expected dividend yield	0%
Expected term	9.3 years
Fair value per share of preferred stock	$17.15

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2020	$106
Change in fair value of preferred stock warrant liability	290
Reclassification to equity	(396)

Balance at March 31, 2021	$—

Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants to purchase common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding common stock equivalents.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Shares issuable upon conversion of preferred stock	292,799	11,419,312
Common stock options and RSUs outstanding	4,266,928	1,579,041
Warrants to purchase common stock	23,100	—

Total excluded securities	4,582,827	12,998,353

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses, Topic 326, providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defers the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard and other related subsequently issued ASUs will be effective for the Company for annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the standard and other related subsequently issued ASUs will have on its financial statements and accompanying footnotes.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusion. In addition, this ASU improves and amends the related earnings per share guidance. The amendments in this ASU are effective for the Company on January 1, 2024, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified retrospective transition method that allows for a cumulative-effect adjustment in the period of adoption. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

3. Financial Statement Details

Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and benefits	$776	$1,501
Accrued clinical trial and contract expenses	1,773	1,095
Accrued professional services and expenses	321	716
Other accrued expenses	768	50

Total accrued expenses	$3,638	$3,362

4. XOMA Transaction

On March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with existing licenses relating to two clinical-stage product candidates, DAY101 and vosaroxin, which were obtained in the Merger (the “XOMA Transaction”). The Company received an upfront payment of $13.5 million and may receive up to $20 million in a pre-commercialization, event-based milestone. The upfront payment is nonrefundable, there are no clawback provisions, and the Company has no significant involvement or obligations going forward related to potential future milestones and royalties. The Company has recognized no income from the milestone to date.

In December 2019, Sunesis entered into a license agreement with DOT Therapeutics-1, LLC (“DOT-1”) to grant DOT-1 a worldwide, exclusive license of DAY101. The DOT-1 license agreement includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized, $3.0 million of which was received by Sunesis prior to the XOMA Transaction. Also in December 2019, Sunesis entered into an agreement to license vosaroxin to Denovo Biopharma LLC, which includes up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized. The potential milestone and royalty payments related to DAY101 and vosaroxin were sold in the XOMA Transaction.

5. Debt

SVB Loan Agreement

On July 30, 2020, Private Viracta and Silicon Valley Bank (the “Lender”) entered into a loan and security agreement ( the “SVB Loan Agreement”), providing for up to $15.0 million in four tranches. Upon entering into the SVB Loan Agreement, Private Viracta borrowed $5.0 million. Under the terms of the SVB Loan Agreement, the Company may, subject to the achievement of certain milestones, borrow from the Lender up to an additional $10.0 million until January 31, 2022.

The loan will be due on the scheduled maturity date of July 1, 2024 (the “Maturity Date”). In accordance with the original terms of the SVB Loan Agreement, repayment of the loan was interest only through July 31, 2021, and in February 2021, upon completion of the private placement of common stock, the interest only period was extended through January 31, 2022. This period of interest only will be followed by 30 equal monthly payments of principal plus accrued interest commencing on February 1, 2022. The per annum interest rate for any outstanding loan is the lesser of (i) 10%, or (ii) the greater of (A) 3.5% above the prime rate or (B) 6.75%. The interest rate as of March 31, 2021 was 6.75% per annum. In addition, a final payment of 7.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs.

The Company is subject to customary affirmative and restrictive covenants under the SVB Loan Agreement. The Company’s obligations under the SVB Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than our intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the SVB Loan Agreement.

The SVB Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the SVB Loan Agreement and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the SVB Loan Agreement, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB Loan Agreement. As of March 31, 2021, the Company was in compliance with all financial covenants under the SVB Loan Agreement and there had been no material adverse change.

The following table summarizes future minimum payments under the term loan facility as of March 31, 2021 (in thousands):

Year Ending December 31,
2021	$258
2022	2,123
2023	2,154
2024	1,543

Total future minimum payments	6,078
Less: interest payments	(1,126)

Principal amount of long-term debt	4,952
Current portion of long-term debt	(333)

Long-term debt, net	$4,619

The debt issuance cost and common stock warrants issued are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of March 31, 2021.

Paycheck Protection Program Loan

On April 24, 2020, Viracta received loan proceeds of $253,700 from First Republic Bank, as lender, pursuant to the Payment Protection Program (“PPP”) of the CARES Act (the “PPP Loan”). The PPP Loan matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan is evidenced by a promissory note dated April 23, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The short term and long-term portions of the PPP Loan are approximately $239,600 and $14,100 respectively, at March 31, 2021.

All or a portion of the PPP Loan may be forgiven by the SBA upon the Company’s application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and PPP Flexibility Act, loan forgiveness is available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24-week period beginning on the date of loan disbursement. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal and includes accrued interest.

The Company has used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and is seeking forgiveness in accordance with the program.

6. Merger

The Merger, which closed on February 24, 2021, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of its fair value was concentrated in cash, working capital, and IPR&D. As the IPR&D assets had no alternative future use, the fair value attributable to these assets was recorded as acquired IPR&D in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021.

The estimated fair value of total consideration given was $103.4 million based on 5,173,772 shares of Sunesis common stock and 10,248 shares of Sunesis convertible preferred stock (or 292,799 Sunesis common shares on an as-converted basis) outstanding immediately prior to the merger date. The number of outstanding common stock and preferred stock on an as-converted basis was multiplied by the Sunesis closing common stock price of $18.62 on the date of the merger, plus transaction costs of approximately $1.6 million, to determine the estimated fair value of total consideration.

The allocation of the purchase price is as follows (in thousands):

Net assets acquired (1)	$18,956
Acquired IPR&D (2)	84,478

Purchase price	$103,434

(1)	Net assets acquired (in thousands):

Cash and cash equivalents	$17,143
Prepaid expenses and other assets	3,768
Accounts payable and accrued liabilities	(1,955)

Net assets acquired	$18,956

(2)

Represents the research and development projects of Sunesis which were in-process, but not yet completed. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense on the acquisition date. The acquired IPR&D assets did not have outputs or employees.

7. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of March 31, 2021 and December 31, 2020 was 37,036,294 and 905,987, respectively.

Concurrent Financing

On February 24 2021, immediately prior to the closing of the Merger, the Company completed the February 2021 private placement offering of an aggregate of 12,012,369 shares of common stock for gross proceeds of $65 million and incurred fees and other offering costs of approximately $2.7 million.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock. As of December 31, 2020, Private Viracta’s convertible preferred stock is classified as temporary equity on the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of Private Viracta’s control, including liquidations, sale or transfer of control of Private Viracta. Private Viracta did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not deemed probable.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of March 31, 2021, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

The Series E Stock and Series F Stock are non-voting Series E and Series F Convertible Preferred Stock at a stated price of $500 and $600 per share, respectively. Each share of non-voting Series E Stock and Series F Stock is convertible at a conversion ratio equal to the stated price divided by the conversion price, which is $17.50 per share and $21.00 per share, respectively, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series E and Series F Stock will receive a payment equal to $0.0001 per share of Series E and Series F Stock before any proceeds are distributed to the holders of Common Stock. Shares of Series E and Series F Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of this outstanding Series E Stock will be required to amend the terms of the Series E and Series F Stock. Shares of the Series E and Series F Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

•	senior to all of the Company’s Common Stock;

•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series E and Series F Stock;

•	on parity with any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series E and Series F Stock; and

•

junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series E and Series F Stock; in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price is $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of March 31, 2021, 103,114 shares of Viracta Common Stock had been issued upon the exercise of Common Warrants (including net exercises) and Common Warrants to purchase 146,691 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the three months ended March 31, 2021 and December 31, 2020 as their exercise price is for nominal consideration.

In July 2020, the Company issued warrants exercisable for 206,440 shares of Series E preferred stock, at an exercise price of $0.6055 per share, to Silicon Valley Bank in conjunction with the Company’s entry into the SVB Loan Agreement (the “Lender Warrants”). Upon completion of the Merger, the Lender Warrants became exercisable for 23,100 shares of common stock at an exercise price of $5.42 per share. The Lender Warrants will expire on July 30, 2030.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31, 2021	December 31, 2020
Conversion of preferred stock	292,799	18,811,552
Common stock warrants	169,791	193,266
Preferred stock warrants	—	23,100
Stock options issued and outstanding for all plans	3,414,742	1,127,840
RSUs outstanding	852,186	—
Authorized for future option grants	1,026,176	1,108,809
Common stock authorized for the ESPP	60,948	—

Total	5,816,642	21,264,567

Equity Incentive Plans

In 2016, the Company adopted the Viracta Therapeutics, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), which permits stock option and restricted stock unit grants to employees, members of the board of directors, and outside consultants. The Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Viracta’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the Company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and generally vest over zero to four years. In connection with the closing of the Merger, no further awards will be made under the 2016 Plan but the 2016 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.

At the time of the close of the Merger, the Company adopted the Viracta Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which also permits stock options and restricted stock unit grants to employees, members of the board of directors, and outside consultants. The maximum number of shares of the Company’s common stock available for issuance under the 2021 Plan equals the sum of (a) 2,628,571 shares; (b) any shares of common stock of the Company which are subject to awards under the Sunesis 2011 Equity Incentive Plan (the “Sunesis 2011 Plan”) or the 2016 Plan as of the effective date of the 2021 Plan which become available for issuance under the 2021 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with January 1 of the calendar year following the effectiveness of the 2021 Plan and ending with the last January 1 during the initial ten year term of the 2021 Plan. This annual increase would be equal to the lesser of (i) 3,771,428 shares, (ii) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (iii) such number of shares of the Company’s common stock as determined by the Company’s board of directors. The 2021 Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Viracta’s common stock, nonqualified options with exercise prices of at least 100% of the fair market value of the Company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and generally vest over zero to four years.

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of March 31, 2021, 165,943 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $73.76 per share.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all share-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$337	$58
General and administrative	307	28

Total	$644	$86

Stock Options

The Company recorded share-based compensation of $569,000 and $86,000 for the three months ended March 31, 2021 and 2020, respectively. Fair value is determined on the date of grant for options. Compensation expense is recognized over the vesting period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table (no grants were made during the three months ended March 31, 2020):

Three Months Ended March 31,
2021
Risk free interest rate	0.66% - 1.09%
Expected option term	5.8 – 6.3 years
Expected volatility of common stock	90.2%
Expected dividend yield	0.0%

The expected term of stock options is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of March 31, 2021, unrecognized compensation expense related to unvested options granted totaled $14.9 million. The expense is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended March 31, 2021 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	1,128	$1.08	8.5
Granted	2,231	$8.30
Exercised	(85)	$0.90
Cancelled	(25)	$1.26

Outstanding at March 31, 2021	3,249	$5.66	9.4

Outstanding at March 31, 2021 (Sunesis 2011 Plan)	166	$73.76	3.5

Restricted Stock Units

The Company recorded share-based compensation of $75,000 and $0 for the three months ended March 31, 2021 and 2020, respectively. For RSU equity awards, grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the vesting period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended March 31, 2021 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	—	$—	—
Granted	852	4.22
Vested	—	—
Cancelled	—	—

Outstanding at March 31, 2021	852	$4.22	3.9

As of March 31, 2021, unrecognized compensation expense related to unvested RSUs totaled $3.5 million. The expense is expected to be recognized over a weighted-average period of 3.9 years.

Employee Stock Purchase Plan

The Company adopted the 2011 Employee Stock Purchase Plan (the “2011 ESPP”) as part of the Merger. The 2011 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2011 ESPP may be issued or transferred shares of common stock value at more than $25,000 per calendar year.

As of March 31, 2021, there were 60,948 shares available for future issuance under the ESPP.

8. Commitments and Contingencies

Leases

In 2018, the Company negotiated a one-year lease for its office (“Lease”). The effective date of the Lease was September 1, 2018. Under the terms of the Lease the rental rate was $14,132 per month. In June 2019, the Company amended the term of the Lease to extend the termination date to August 31, 2020. Under the terms of the Lease amendment, the rental rate was $14,980 per month. Upon the Lease amendment, the Company no longer met the short-term lease exemption and recorded an operating lease right-of-use (“ROU”) asset and corresponding lease liability for $225,000.

In June 2020, the Company amended the Lease and another existing office lease to enter into a noncancelable operating lease to extend the lease term through August 2023 with a renewal option for an additional year (“Amended Lease”). The Amended Lease monthly base rent will increase approximately 4% annually from $20,019 to $21,444 over the life of the lease, including utilities and other operating costs. Upon the execution of the Amended Lease, the Company recorded an operating lease ROU asset and corresponding lease liability for $667,000.

In August 2020, the Company entered into an additional noncancelable operating lease agreement for certain office space with a lease term from August 2020 through August 2023 with a renewal option for an additional year (“New Lease”). The New Lease also includes a buyout option to terminate the lease prior to its expiration with at least one month’s prior written notice and a one-time payment equal to four months’ rent. The New Lease monthly base rent will increase approximately 4% to 9% from $12,462 to $14,033 over the life of the lease, including utilities and other operating costs. In connection with the execution of the New Lease, the Company recorded an operating lease ROU asset and corresponding lease liability for $439,000.

Total lease expense for the three months ended March 31, 2021 and 2020 was $71,354 and $47,170, respectively. At March 31, 2021, the Company had remaining lease liabilities of approximately $1,049,981 of which $567,128 was recorded as noncurrent lease liability as of March 31, 2021, and operating lease ROU assets of $1,038,103. Total cash paid for amounts included in the measurement of operating lease liabilities was $99,116 and $55,680 for the three months ended March 31, 2021 and 2020, respectively. The weighted average discount rate for the operating leases recorded during the twelve months ended December 31, 2020 was 8.0% and the weighted average remaining lease term was 2 years as of March 31, 2021.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2020 contained in our Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange” Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates, product approvals, future regulatory developments, research and development costs, the timing and likelihood of success, plans and objectives of management for future operations, future results of current and anticipated products and the expected impact of the novel coronavirus (“COVID-19”) on us, U.S. Food and Drug Administration (the “FDA”), or on third parties on whom we rely, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Viracta,” “we,” “us” and “our” refer to Viracta Therapeutics, Inc.

Overview

Viracta is a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated malignancies. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination of nanatinostat, Viracta’s proprietary investigational drug, and valganciclovir. Viracta has recently completed enrollment in the Phase 2 portion of its ongoing Phase 1b/2 clinical trial for the treatment of EBV-positive lymphoma and expects updated data from this trial in the second half of 2021. Viracta also plans to initiate its global pivotal trial in the second quarter of 2021. In addition, Viracta expects the clearance of a U.S. Investigational New Drug application for the treatment of EBV-associated solid tumors in mid-2021 and expects to initiate a global Phase 1b/2 clinical trial the second half of 2021.

EBV has been recognized as a Group 1 human carcinogen by the World Health Organization. Despite the association of EBV with cancer, attempts to develop vaccines have not proven successful. EBV enters periods of latency during which most viral genes are epigenetically suppressed, which allows an infected cell to not be killed by the virus should it enter a lytic replication cycle. Likewise, the latently infected cell can evade the body’s immune surveillance mechanisms. In some stages of latency, no viral proteins are expressed on the cell surface, making it difficult to develop broadly effective immunotherapies. There are over 300,000 new cases of EBV-associated cancers each year with regard to lymphoma, nasopharyngeal carcinoma (“NPC”) and gastric carcinoma (“GC”), and there are currently no approved therapies for these cancers, which are responsible for over 180,000 deaths each year. Viracta’s novel synthetic lethality approach targets the EBV genome to enable the killing of the tumor cells by inducing the expression of certain viral kinase genes which in-turn activate an antiviral drug. The activated antiviral drug disrupts the DNA replication cycle of the target cells resulting in chain termination and killing of the tumor cells by inducing apoptosis, also known as programmed cell death. This synthetic lethality approach may also be applicable to other cancers associated with the herpes family of viruses, to which EBV belongs, such as glioblastoma associated with cytomegalovirus, Kaposi’s sarcoma with Kaposi’s sarcoma virus, and gastrointestinal carcinomas with Human Herpesvirus 6.

Development Plans

Viracta plans to initiate NAVAL-1 (Nanatinostat in Combination with Valganciclovir), a multinational, multicenter, open-label Phase 2 basket design trial. The trial will include multiple subtype-specific cohorts of relapsed/refractory (“R/R”) EBV-positive lymphoma patients designed to evaluate the anti-tumor activity of the combination treatment of nanatinostat with valganciclovir and is anticipated to enroll up to 140 patients. The primary endpoint of the trial is objective tumor response rate as assessed by an independent review committee, while secondary endpoints include duration of response, survival outcomes, and the safety profile of the combined treatment. If successful, Viracta believes this trial could support multiple U.S. New Drug Application filings across various EBV-positive lymphoma subtypes. Viracta also plans to initiate a Phase 1b/2 trial in EBV+ solid tumors, including NPC and GC, in the second half of 2021.

Viracta has received Fast Track Designation by the U.S. Food and Drug Administration for the treatment of relapsed or refractory EBV+ lymphoid malignancies, in addition to orphan drug designations for the treatment of post-transplant lymphoproliferative disorders, plasmablastic lymphoma, and T-cell lymphoma.

Recent Developments

Merger and Reverse Stock Split

On February 24, 2021, Sunesis Pharmaceuticals, Inc. (“Sunesis”) completed the business combination with Viracta Therapeutics, Inc. (“Private Viracta”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated November 29, 2020, by and among the Company, Sol Merger Sub, Inc. (“Merger Sub”) and Private Viracta (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Viracta, with Private Viracta surviving as a wholly owned subsidiary of Sunesis (the “Merger”).

Also, on February 24, 2021, in connection with and immediately prior to the effective time of the Merger (the “Effective Time”), we effected a reverse stock split of our common stock, par value $0.0001 per share (“Common Stock”), at a ratio of 3.5:1 (the “Reverse Stock Split”), and we changed our name from “Sunesis Pharmaceuticals, Inc.” to “Viracta Therapeutics, Inc.” (the “Name Change”). Following the completion of the Merger, the business conducted by the combined company became primarily the business conducted by Viracta, a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated malignancies.

Under the terms of the Merger Agreement, we issued shares of the Company’s Common Stock to Private Viracta’s stockholders, at an exchange ratio of 0.1119 shares of Common Stock (taking into account the Reverse Stock Split), in exchange for each share of Private Viracta’s common stock outstanding as of the Effective Time (including the shares of common stock issuable upon conversion of all shares of Private Viracta preferred stock prior to the Effective Time). The combined company also assumed all of the stock options issued and outstanding under the Viracta 2016 Equity Incentive Plan, as amended, (the “2016 Viracta Plan”) and issued and outstanding warrants of Private Viracta, with such stock options and warrants henceforth representing the right to purchase a number of shares of Common Stock equal to 0.1119 multiplied by the number of shares of Private Viracta’s common stock previously represented by such stock options and warrants, as applicable.

Immediately following the Effective Time, there were approximately 37.0 million shares of Common Stock outstanding (post Reverse Stock Split). Immediately following the Effective Time, the Private Viracta stockholders owned approximately 86% of the outstanding shares of Common Stock, and Sunesis stockholders immediately prior to the Merger, whose shares of Common Stock remain outstanding after the Merger, owned approximately 14% of the outstanding shares of Common Stock.

The Common Stock, which was previously listed on The Nasdaq Stock Market LLC (“Nasdaq”) and traded through the close of business on February 24, 2021, under the ticker symbol “SNSS,” commenced trading on Nasdaq under the ticker symbol “VIRX” on February 25, 2021. The shares previously traded on The Nasdaq Capital Market and began trading on The Nasdaq Global Select Market as of February 25, 2021.

Impact of COVID-19

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

Financial Operations Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•	clinical and regulatory-related costs;

•	expenses incurred under agreements with contract research organizations (“CROs”);

•	manufacturing and stability testing costs and related supplies and materials; and

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense.

All of our research and development expenses to date have been incurred in connection with the development of nanatinostat in combination with valganciclovir. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development and commercialization of nanatinostat in combination with valganciclovir is still highly uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of nanatinostat in combination with valganciclovir, though such costs may be significant. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•	per patient trial costs;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible subjects;

•	the number of subjects that participate in the trials;

•	the number of doses that subjects receive;

•	the cost of comparative agents used in trials;

•	the drop-out or discontinuation rates of subjects;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

We do not yet know when nanatinostat in combination with valganciclovir may be commercially available, if at all.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors and officers liability insurance premiums. We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with potential commercialization of nanatinostat in combination with valganciclovir and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Other income (expense)

Other income (expense) consists of interest income and expense as well as various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market accounts for cash and cash equivalents. Interest expense is primarily attributable to interest charges associated with borrowings under the loan and security agreement with Silicon Valley Bank.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies and estimates underlying the accompanying unaudited financial statements are those set forth in our financial statements and accompanying notes for the year ended December 31, 2020, which are contained in our Current Report on Form 8-K/A filed with the SEC on March 23, 2021.

Other Information

None.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Research and development expenses	$4,024	$3,446	$578
General and administrative expenses	3,840	1,011	2,829
Acquired in-process research and development	84,478	—	84,478
Gain on Royalty Purchase Agreement	13,500	—	13,500
Other expense	290	—	290

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased by approximately $578,000. The increase in research and development expenses for the three months ended March 31, 2021 was primarily due to increases in costs incurred to support the initiation of the NAVAL-1 trial as well as an increase in headcount and non-cash share-based compensation.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased by approximately $2.8 million. The increase is largely due to expenses associated with the merger and functioning as a public company and non-cash share-based compensation. The increase includes legal fees, audit fees, consulting expenses, filing fees and increase directors and officer’s insurance costs.

Acquired in-process research and development. The expense is the estimated fair value of the in-process research and development projects acquired in the asset acquisition with no alternative future use which was charged to expense on the Merger date.

Gain on Royalty Purchase Agreement. The gain was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Other expense. Other expense was the fair market value adjustment to the preferred stock warrant liability.

Liquidity and Capital Resources

As of March 31, 2021, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of March 31, 2021, had an accumulated deficit of $130.1 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional equity through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of March 31, 2021, we had cash and cash equivalents of $129.2 million and working capital of $126 million. In February 2021, as noted below, we completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, we received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. Finally, we received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC, as discussed in the financial statement footnotes. Based on our current financial position and business plan, management believes that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least twelve months from the issuance date of these financial statements.

We expect to continue to incur expenses and increase operating losses for at least the next several years. In the near-term, we anticipate incurring costs as we:

•	conduct ongoing and planned development activities;

•	initiate pre-approval and pre-commercialization activities for our lead product candidate;

•	continue the preparation of the commercial manufacturing process;

•	maintain, expand and protect our intellectual property portfolio; and

•	continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$2,551	$(3,658)
Net cash provided by investing activities	17,143	—
Net cash provided by financing activities	62,398	—

Net increase (decrease) in cash and cash equivalents	$82,092	$(3,658)

Operating Activities. Cash provided by operating activities was $2.6 million for the three months ended March 31, 2021, as compared to cash used by operating activities of $3.7 million for the three months ended March 31, 2020. This change is primarily due to the $13.5 million in received from the Royalty Purchase Agreement with XOMA (US) LLC, and recorded into income in the period, offset by the effect of the reverse merger accounting and operating results.

Investing Activities. Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2021 compared to zero for the three months ended March 31, 2021. This change is a result of the cash and cash equivalents acquired in the Merger.

Financing Activities. Net cash provided by financing activities was $62.4 million for the three months ended March 31, 2021 compared to zero for the three months ended March 31, 2021. This change is a result of the financing proceeds from sale of common stock concurrent with the reverse merger, net of issuance costs.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	we may not have sufficient financial and other resources to complete clinical development and commercialization for nanatinostat in combination with valganciclovir;

•	we may not be able to provide acceptable evidence of safety and efficacy for nanatinostat in combination with valganciclovir;

•	we may be required to undertake additional clinical trials and other studies of nanatinostat in combination with valganciclovir;

•	FDA may disagree with the design of our future clinical trials, if any are necessary;

•	variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;

•	FDA may not agree with the analysis of our clinical trial results;

•	the results of our clinical trials may not meet the level of statistical or clinical significance or other bioequivalence parameters required by FDA for marketing approval;

•	subjects in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to our products;

•	contract manufacturers, suppliers, and/or consultants may not meet appropriate timelines;

•	we may not be able to obtain, maintain and enforce our patents and other intellectual property rights;

•	we may not be able to establish commercial-scale manufacturing capabilities; and

•	we may not be able to establish commercialization capabilities.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

Off-Balance Sheet Arrangements

Through March 31, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

On March 22, 2021, we entered into the Royalty Purchase Agreement with XOMA (US) LLC, pursuant to which, XOMA (US) LLC paid us an upfront payment of $13.5 million for the right to receive future milestones and royalties that we are entitled to receive under the terms of a license agreement with DOT Therapeutics-1, Inc. dated December 16, 2019 and a license agreement with Denovo Biopharma LLC dated December 5, 2019, net of certain obligations we have to a third party. Pursuant to the Royalty Purchase Agreement, we (directly or through a wholly-owned subsidiary) are also eligible to receive an up to $20 million pre-commercialization, event based milestone.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2021, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), as of March 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

On February 24, 2021, we completed the Merger as described above. Otherwise, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Quarterly Report on Form 10-Q, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risk factors include, but are not limited to, statements concerning the following:

Risks related to our financial position:

•	our limited operating history and no products approved for commercial sale;

•	we have incurred net losses in every year since our inception and anticipates that we will continue to incur net losses in the future;

•	our ability to generate revenue and achieve profitability; and

•	we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates;

Risks related to the discovery, development and commercialization of our product candidates:

•

our future success is highly dependent on future revenues from our lead product candidate, nanatinostat in combination with valganciclovir, and we may be unable to complete development of, obtain approval for and commercialize nanatinostat in combination with valganciclovir;

•

there may be delays in completing the pivotal clinical trial for nanatinostat in combination with valganciclovir in EBV+ lymphomas, which may lead to a delay in commercializing nanatinostat in combination with valganciclovir and our development costs increasing;

•

clinical development is a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate;

•

our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration (the “FDA”), European Medicines Agency (the “EMA”) or other comparable foreign regulatory authorities or otherwise produce positive results;

•

our future clinical trials may reveal significant adverse events not seen in its preclinical studies or other clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidate;

•	any positive results from early preclinical studies and clinical trials are not necessarily predictive of the results of any future clinical trials;

•

interim top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

•	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

•	risks associated with public health threats and epidemics, including the COVID-19 pandemic and related public health emergency;

•

we are developing nanatinostat in combination with valganciclovir, which is a combination containing a product developed and commercialized by parties other than us and approved outside of oncology, which exposes us to additional risks;

•	we may develop nanatinostat in combination with valganciclovir or other product candidates in combination with other therapies, which exposes us to additional risks;

•

if we are required by the FDA to obtain approval of a companion diagnostic test in connection with approval of nanatinostat in combination with valganciclovir or any of our other product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired;

•

we have limited resources and are currently focusing our efforts on developing nanatinostat in combination with valganciclovir for particular indications and advancing our preclinical programs which may cause us to fail to capitalize on other product candidates that may be more profitable;

•

our competitors could develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted;

•	changes in methods of product candidate manufacturing or formulation may result in additional costs or delay;

•	our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success;

•	the market opportunities for our products;

•	our ability to grow our product pipeline; and

•

our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Risks related to the regulatory environment:

•	extensive federal and state regulation related to our business by numerous government agencies, including the FDA;

•

we may not be able to obtain or maintain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products;

•	the potential difficulties from changes to current regulations and future legislation;

•	the potential need to seek additional clearances or approvals for our products; and

•	potential FDA or state regulatory enforcement action.

Risks related to employee matters, managing our growth, and other risks related to our business:

•	our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees;

•	the possibility that we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates;

•	the potential difficulties growing the size of our organization; and

•	federal income tax reform could materially adversely affect our financial condition.

Risks related to our intellectual property:

•	our ability to secure and maintain patent or other intellectual property protection for the intellectual property used in our proprietary technologies;

•	the possibility that any of our patents may be challenged, invalidated, circumvented or rendered unenforceable; and

•	patent and other intellectual property litigation if our products infringe or appear to infringe the intellectual property rights of others.

Risks related to our common stock:

•	the volatility of the trading price of our common stock;

•	the publication of research reports by securities or industry analysts;

•	potential sales of a large number of shares of our common stock;

•	anti-takeover provisions in our charter documents and under Delaware law; and

•	our intention not to pay dividends for the foreseeable future.

Risks Related to our Financial Position and Need for Additional Capital

We have a limited operating history, have not initiated or completed any large-scale or pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are currently conducting a Phase 1b/2 clinical trial of our lead product candidate, nanatinostat in combination with valganciclovir, in Epstein-Barr virus-positive (“EBV+”) lymphomas and plan to initiate a registrational trial of nanatinostat in combination with valganciclovir in EBV+ lymphomas in the first half of 2021 and a Phase 1b/2 clinical trial of nanatinostat in combination with valganciclovir in EBV+ solid tumors in the second half of 2021. To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We have not yet demonstrated our ability to successfully initiate and complete any large-scale or pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. We may also need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $79.2 million for the quarter ended March 31, 2021. As of March 31, 2021, we have an accumulated deficit of $130.1 million. Our lead product candidate, nanatinostat in combination with valganciclovir, is in a Phase 1b/2 clinical trial, and we plan to initiate a registrational trial in lymphomas in the first half of 2021 and a Phase 1b/2 trial in solid tumor cancers in the second half of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates, and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates.

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•	successful and timely completion of preclinical and clinical development of our lead product candidate, nanatinostat in combination with valganciclovir, and our other future product candidates;

•

establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of nanatinostat in combination with valganciclovir and our other future product candidates;

•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

•	developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;

•

establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•	a continued acceptable safety profile following any marketing approval of our product candidates;

•	commercial acceptance of our product candidates by patients, the medical community and third-party payors;

•	keeping abreast of changes to applicable regulatory requirements and maintaining compliance with such requirements;

•	satisfying any required post-marketing approval commitments to applicable regulatory authorities;

•	identifying, assessing and developing new product candidates;

•	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protecting our rights in our intellectual property portfolio;

•	defending against third-party interference or infringement claims, if any;

•

entering into and maintaining, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•	obtaining coverage and adequate reimbursement by third-party payors for our product candidates;

•	addressing any competing therapies and technological and market developments; and

•	attracting, hiring and retaining qualified personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, nanatinostat in combination with valganciclovir. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including nanatinostat in combination with valganciclovir, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote nanatinostat in combination with valganciclovir, or any other product candidate, in the U.S. before it receives marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of March 31, 2021, we had $129.2 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditures into 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use the existing cash and cash equivalents to fund our ongoing and planned clinical trials of nanatinostat in combination with valganciclovir and to fund our other research and development activities, as well as for working capital and other general corporate purposes. Advancing the development of nanatinostat in combination with valganciclovir and any other product candidate, will require a significant amount of capital. The existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of nanatinostat in combination with valganciclovir.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Pursuant to the terms of the Loan and Security Agreement between us and Silicon Valley Bank (“SVB”), dated July 30, 2020, as amended (the “SVB Loan Facility”), we have borrowed $5 million and may be eligible to borrow up to an additional $10 million. The additional financing available under the SVB Loan Facility is not expected to be sufficient to fund our future operations. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. Under our license agreements with Shenzhen Salubris Pharmaceutical Co. Ltd. and ImmunityBio, Inc., we may be entitled to receive future milestone and royalty payments. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are substantially dependent on the success of our lead product candidate, nanatinostat in combination with valganciclovir, which is planned to begin registrational trial in the second quarter of 2021. If we are unable to complete development of, obtain approval for and commercialize nanatinostat in combination with valganciclovir for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully complete clinical trials, obtain marketing approval for and successfully commercialize nanatinostat in combination with valganciclovir, our lead product candidate. We are investing the majority of our efforts and financial resources in the research and development of nanatinostat in combination with valganciclovir for multiple indications. Our lead product candidate is a combination product candidate consisting of nanatinostat, a potent and selective small molecule inhibitor of class I histone deacetylases (“HDAC”), and valganciclovir, an FDA-approved anti-viral drug used to treat and prevent disease caused by a virus called cytomegalovirus (“CMV”) in people who have received organ transplants. In 2018, we initiated a Phase 1b/2 clinical trial evaluating nanatinostat in combination with valganciclovir in patients with relapsed/refractory EBV+ lymphomas. Prior to these clinical trials, nanatinostat has been studied in one previous clinical trial. Nanatinostat in combination with valganciclovir will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote nanatinostat in combination with valganciclovir, or any other product candidate, before it receives marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of the nanatinostat in combination with valganciclovir product candidate will depend on several factors, including the following:

•	the successful and timely completion of our ongoing and planned clinical trials of nanatinostat in combination with valganciclovir;

•

addressing any delays in our clinical trials and additional costs incurred as a result of the coronavirus-19 (“COVID-19”) pandemic, including those resulting from preclinical study delays and adjustment to our clinical trials;

•

the initiation and successful patient enrollment and completion of additional clinical trials of nanatinostat in combination with valganciclovir on a timely basis, including the planned registrational trial of nanatinostat in combination with valganciclovir in patients with relapsed/refractory EBV+ lymphomas;

•	maintaining and establishing relationships with CROs and clinical sites for the clinical development of nanatinostat in combination with valganciclovir both in the United States and internationally;

•	the type, frequency and severity of adverse events in clinical trials;

•	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

•	the timely receipt of marketing approvals for nanatinostat in combination with valganciclovir from applicable regulatory authorities;

•	the timely identification, development and approval of companion diagnostic tests, if required;

•	maintaining compliance with applicable regulatory and quality requirements;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•

the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of nanatinostat in combination with valganciclovir;

•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	the protection of our rights in our intellectual property portfolio;

•	the successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of our current or any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize nanatinostat in combination with valganciclovir, which would materially harm our business. If we do not receive marketing approvals for nanatinostat in combination with valganciclovir, we may not be able to continue our operations.

If there are delays in completing the registrational clinical trial for nanatinostat in combination with valganciclovir in EBV+ lymphomas, we will be delayed in commercializing nanatinostat in combination with valganciclovir, our development costs may increase, and our business may be harmed.

The registrational clinical trial of nanatinostat in combination with valganciclovir in relapsed/refractory EBV+ lymphomas is expected to be initiated in the first half of 2021. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize nanatinostat in combination with valganciclovir or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on nanatinostat in combination with valganciclovir and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development of nanatinostat in combination with valganciclovir include, among other things:

•	unexpectedly high rate of patients withdrawing consent or being lost to follow-up;

•

feedback from the FDA and foreign regulatory authorities, institutional review boards (“IRBs”) or the data safety monitoring board, or results from clinical trials that might require modification to a clinical trial protocol;

•

imposition of a clinical hold by the FDA or other regulatory authorities, a decision by the FDA, other regulatory authorities, IRBs, or Viracta, or a recommendation by a data safety monitoring board to suspend or terminate trials at any time for safety issues or for any other reason;

•	deviations from the trial protocol by clinical trial sites and investigators or failure to conduct the trial in accordance with regulatory requirements;

•	failure of third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delays in the testing, validation, manufacturing and delivery of nanatinostat and valganciclovir to the clinical trial sites;

•	delays caused by patients dropping out of a trial due to side effects or disease progression;

•	unacceptable risk-benefit profile or unforeseen safety issues or adverse drug reactions;

•	failure to demonstrate the efficacy of nanatinostat in combination with valganciclovir in this clinical trial;

•	changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics, such as the COVID outbreak.

An inability by us to timely complete clinical development could result in additional costs to us or impair our ability to generate product revenues or development, regulatory, commercialization and sales milestone payments and royalties on product sales.

In addition to nanatinostat in combination with valganciclovir, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates other than nanatinostat in combination with valganciclovir. As a result of the Merger, our product candidate pipeline also includes vecabrutinib, a clinical-stage product candidate, and SNS-510, a preclinical product candidate. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. For example, in the case of vecabrutinib, Sunesis decided not to move the program into Phase 2 after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK inhibitor resistant-disease. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:

•	generating sufficient data to support the initiation or continuation of clinical trials;

•	Addressing any delays in our research programs resulting from factors related to the COVID-19 pandemic;

•	obtaining regulatory and ethical committee permission to initiate clinical trials;

•	contracting with the necessary parties to conduct clinical trials;

•	successful enrollment of patients in, and the completion of, clinical trials on a timely basis;

•	the timely manufacture of sufficient quantities of a product candidate for use in clinical trials; and

•	adverse events in clinical trials.

Even if we successfully advance any other product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from any product candidates.

The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, or diversion of resources to currently handle the COVID-19 public health emergency and pandemic may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. In addition, the impact of COVID-19 may cause the FDA to allocate additional resources to product candidates focused on treating related illnesses, which could lead to longer approval processes for our product candidates. Finally, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

•

the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, are only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for our proposed indication is acceptable;

•

the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostic tests that are required for our product candidates; and

•	the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities or otherwise produce positive results.

Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	negative or inconclusive clinical trial results that may require it to conduct additional clinical trials or abandon certain drug development programs;

•

the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;

•	third-party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•

the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics or risks;

•	the cost of clinical trials of our product candidates being greater than anticipated;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate;

•

we may experience delays due to the recent COVID-19 pandemic, including with respect to submission of NDAs, filing of investigational new drug (“IND”) applications and starting any clinical trials for other indications or programs; and

•	regulators revising the requirements for approving our product candidates.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval, if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

Our product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate the product candidates’ safety, interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from obtaining regulatory approval, achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, in our ongoing Phase 1b/2 of nanatinostat in combination with valganciclovir, while most treatment-related adverse events were mild or moderate, most commonly thrombocytopenia, nausea, neutropenia and fatigue, there were instances of Grade 3/4 treatment related adverse events: neutropenia, anemia, and nausea.

Patients in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Nanatinostat in combination with valganciclovir or other product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, nanatinostat in combination with valganciclovir is being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with nanatinostat in combination with valganciclovir or our other product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our nanatinostat in combination with valganciclovir clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials, which has occurred in the past.

If further significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether nanatinostat in combination with valganciclovir will perform in current or future clinical trials as it has performed in preclinical studies or prior clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, while we are aware of several other approved and clinical-stage HDAC inhibitors being developed by multiple other companies, to our knowledge, there are no HDAC inhibitors approved specifically for the treatment of EBV+ cancer. As such, the development of nanatinostat in combination with valganciclovir and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product candidate and those of other companies’ HDAC inhibitors. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which it may market our product candidates, or prevent regulatory approval.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes.

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any of our product candidates.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from our ongoing Phase 1b/2 clinical trial of nanatinostat in combination with valganciclovir in patients with EBV+ lymphomas. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, nanatinostat in combination with valganciclovir or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For instance, patients for our trials are screened using EBV-positivity, which can be determined by the presence of EBV-encoded RNA (“EBER”), as detected by in situ hybridization, and utilizing such biomarker-driven identification and/or certain highly specific criteria related to the cancer sub-types may limit patient populations eligible for our clinical trials. If our strategies for patient identification prove unsuccessful, it may have difficulty enrolling or maintaining patients appropriate for nanatinostat in combination with valganciclovir.

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we are aware of certain nanatinostat in combination with valganciclovir clinical trial sites that had temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our nanatinostat in combination with valganciclovir clinical trials and our regulatory submissions.

Patient enrollment may be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

•	size and nature of the patient population;

•	severity of the disease under investigation;

•	availability and efficacy of approved drugs for the disease under investigation;

•	patient eligibility criteria for the trial in question as defined in the protocol;

•	perceived risks and benefits of the product candidate under study;

•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;

•	clinicians’ willingness to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients; and

•

the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

Our operations and financial results could be adversely impacted by the COVID-19 pandemic in the United States and the rest of the world.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has now spread to numerous other countries, including extensively within the United States, resulting in the World Health Organization characterizing COVID-19 as a pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this pandemic. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business and clinical trials, including:

•

interruption of key research and discovery or other activities related to any impact of COVID-19 contraction by or transmission among our employees, including those that are essential workers and work within our laboratory;

•

delays or difficulties in enrolling patients in our clinical trials, or those conducted by third parties, and further incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments;

•	challenges related to ongoing and increased operational expenses related to the COVID-19 pandemic;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

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

•

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs; and

•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. These orders were in place until August 28, 2020. Should COVID-19 cases in California continue to increase, the country or state may re-institute a “shelter in place” order at any time. On June 19, 2020, the FDA also issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. Our primary operations are located in San Diego County. As a result of such county and California state orders and FDA guidance, the majority of our employees are currently telecommuting, and due to modified schedules and work protocols to enable adequate physical distancing, which may impact certain of our operations over the near term and long term. Disruptions caused by the COVID-19 pandemic have also resulted in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of additional costs.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for nanatinostat in combination with valganciclovir, which could delay or otherwise impact our nanatinostat in combination with valganciclovir clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

The global outbreak of COVID-19 continues to rapidly evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk factors” section.

We are developing nanatinostat in combination with valganciclovir, which is a combination containing a product developed and commercialized by parties other than us and approved outside of oncology, which exposes us to additional risks.

We are developing nanatinostat in combination with valganciclovir, which is a combination product candidate containing valganciclovir. Valganciclovir is an anti-viral that is approved by the FDA for the treatment and prevention of CMV retinitis in the setting of, acquired immunodeficiency syndrome (“AIDS”) and post-solid organ transplantation, but valganciclovir is currently not approved for the treatment of cancers. The first generic version of valganciclovir was first approved in 2014. In 2018, we initiated a Phase 1b/2 trial to define the recommended Phase 2 dose of nanatinostat and valganciclovir and to evaluate the efficacy of this combination in patients with relapsed/refractory EBV+ lymphomas. Patients may not be able to tolerate nanatinostat or valganciclovir in combination with each other or may have unexpected consequences. Even if the nanatinostat and valganciclovir combination were to receive marketing approval or be commercialized for the treatment of cancers, we would continue to be subject to the risks that the

FDA, EMA or other comparable foreign regulatory authorities could revoke approval of valganciclovir, or safety, efficacy, manufacturing or supply issues could arise with valganciclovir. This could result in the need to identify other antiviral drug candidates or nanatinostat in combination with valganciclovir being removed from the market or being less successful commercially. If the FDA, EMA or other comparable foreign regulatory authorities do not revoke their approval of valganciclovir, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with valganciclovir, we may be unable to obtain approval of or successfully market nanatinostat in combination with valganciclovir.

Additionally, if the third-party providers of valganciclovir are unable to produce sufficient quantities for clinical trials or for commercialization of nanatinostat in combination with valganciclovir, or if the cost become prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. For example, for our Phase 1b/2 trial of nanatinostat in combination with valganciclovir, we entered into a supply agreement with a third-party manufacturer who currently markets a generic version of valganciclovir. If this agreement terminates and we are unable to obtain valganciclovir on the current terms, the cost to us to conduct this trial may significantly increase or we may be unable to complete future clinical trials.

We may develop nanatinostat in combination with valganciclovir or other product candidates in combination with other therapies, which exposes us to additional risks.

We may develop nanatinostat in combination with valganciclovir or other product candidates, in combination with one or more currently approved cancer therapies or therapies in development. Patients may not be able to tolerate nanatinostat in combination with valganciclovir or any of our other product candidates in combination with other therapies or dosing of nanatinostat in combination with valganciclovir in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates, or our own products being removed from the market or being less successful commercially.

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with nanatinostat in combination with valganciclovir or any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

If we are required by the FDA to obtain approval of a companion diagnostic test in connection with approval of nanatinostat in combination with valganciclovir or any of our other product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication.

One common method used by investigators in our Phase 1b/2 clinical trial to determine EBV positivity of lymphomas is EBV in situ hybridization for EBV encoded RNA (“EBER-ISH”). This method, among others, will be used by investigators to identify patients for the planned registrational trial in EBV+ lymphomas. If the FDA requires a companion diagnostic for the approval of nanatinostat in combination with valganciclovir and a satisfactory companion diagnostic is not approved and commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated therapeutic product candidate and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has required premarket approval or clearance of all companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after it obtains marketing approval, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such product candidate. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidate, if approved, on a timely or profitable basis, if at all.

We have limited resources and are currently focusing our efforts on developing nanatinostat in combination with valganciclovir for particular indications and advancing our preclinical programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing our resources and efforts on developing nanatinostat in combination with valganciclovir for particular indications and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for nanatinostat in combination with valganciclovir and other preclinical programs may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for nanatinostat in combination with valganciclovir or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the products we develop, our commercial opportunities will be negatively impacted.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In addition, our products may need to compete with drugs that physicians currently use to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our products.

In particular, there is intense competition in the field of oncology. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

We are not aware of any FDA- or EMA-approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with four currently approved by the FDA for oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma, belinostat for the treatment of peripheral T-cell lymphoma, and panobinostat for the treatment of multiple myeloma. In addition, a number of companies and academic institutions are developing drug or therapy candidates for EBV-associated post-transplant lymphoproliferative disease (“PTLD”) and other EBV-associated diseases including: Atara Biotherapeutics, which is conducting a Phase 3 clinical trial for tabelecleucel for virus-associated

PTLD as well as in earlier stage development for other EBV-associated diseases, AlloVir , which is conducting clinical trials for Viralym-M (“ALVR105”), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is planning to initiate several Phase 2 and Phase 3 trials for the treatment of various viruses, including EBV, next year, Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (“CAR”) EBV-specific T cells (“EBVSTs”) for CD30 positive lymphomas in Phase 1, and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce alternative formulations of nanatinostat and/or valganciclovir into the registrational trial. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, the approved product candidates may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;

•	the timing of market introduction of the product candidate as well as competitive products;

•	the clinical indications for which a product candidate is approved;

•

restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy, if any, which may not be required of alternative treatments and competitor products;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement by third-party payors, including government authorities;

•	the availability of an approved product candidate for use as a combination therapy;

•	relative convenience and ease of administration;

•

the willingness of the target patient population to try new therapies and undergo required diagnostic screening to determine treatment eligibility and of physicians to prescribe these therapies and diagnostic tests;

•	the effectiveness of sales and marketing efforts;

•	unfavorable publicity relating to our product candidates; and

•	the approval of other new therapies for the same indications.

If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted.

The market opportunities for nanatinostat in combination with valganciclovir and other product candidates we develop, if approved, may be limited to certain smaller patient subsets.

Cancer therapies are sometimes characterized as first-line, second-line or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our ongoing and planned clinical trials for nanatinostat in combination with valganciclovir are with patients who have received one or more prior treatments. There is no guarantee that product candidates that we develop, even if approved, would be approved for first-line or second-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for nanatinostat in combination with valganciclovir and other product candidates may be limited or may not be amenable to treatment with our product candidates. Regulatory approval may limit the market of a product candidate to target patient populations when such biomarker-driven identification and/or highly specific criteria related to the stage of disease progression are utilized. Even if we obtain significant market share for any approved product, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

We may not be successful in growing our product pipeline through acquisitions and in-licenses.

We believe that accessing external innovation and expertise is important to our success; and while we plan to leverage our leadership team’s prior business development experience as we evaluate potential in-licensing and acquisition opportunities to further expand our portfolio, we may not be able to identify suitable licensing or acquisition opportunities, and even if we do, we may not be able to successfully secure such licensing and acquisition opportunities. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully license or acquire additional product candidates to expand our portfolio, our pipeline, competitive position, business, financial condition, results of operations, and prospects may be materially harmed.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.

Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often does, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of drug development, clinical trials and FDA regulatory review.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy (“REMS”) plan as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

Our ongoing clinical trial is being undertaken in the United States and Brazil. We may choose to conduct additional clinical trials internationally as well. For example, we plan to conduct our registrational trial of nanatinostat in combination with valganciclovir in the United States, Europe and other countries. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be harmed.

Following the United Kingdom’s departure from the EU on January 31, 2020, commonly referred to as “Brexit”, there is a “transition period” ending December 31, 2020 during which the United Kingdom will essentially be treated as a Member State of the EU and the regulatory regime will remain the same across the United Kingdom and the EU. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, and the European Union is anticipated to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport, visas, judicial, law enforcement and security matters. Notably, under the trade and cooperation agreement, UK goods no longer benefit from the free movement of goods, and there is no longer the free movement of people between the United Kingdom and the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom relating to quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit will materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. In the first instance, a separate United Kingdom authorization from any centralized authorization for the EU would need to be applied for in advance of a hard Brexit or before the end of any agreed transition period. In the immediately foreseeable future, the process is likely to remain very similar to that applicable in the EU, albeit that the processes for applications will be separate. Longer term, the United Kingdom is likely to develop its own legislation that diverges from that in the EU.

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (“cGMPs”) and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•	delays in or the rejection of product approvals;

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on the products, manufacturers or manufacturing process;

•	warning letters or untitled letters;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production; and

•	imposition of restrictions on operations, including costly new manufacturing requirements.

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for nanatinostat in combination with valganciclovir as a treatment for EBV+ lymphomas, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

A Fast Track or Breakthrough Therapy designation for nanatinostat in combination with valganciclovir may not lead to a faster development or review process, or we may be unable to maintain or effectively utilize such a designation. We may also seek additional Fast Track designations from the FDA for nanatinostat any of our other product candidates. Even if one or more of our product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

In November 2019, we announced that the FDA granted Fast Track designation for nanatinostat in combination with valganciclovir for the treatment of relapsed/refractory EBV+ lymphoid malignancies. This Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of nanatinostat in combination with valganciclovir. Even though we received this Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw the Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program. We may also seek Fast Track designation for additional cancer indications, and we may not be successful in securing such additional designation or in expediting development if such designations were received.

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may also seek a Breakthrough Therapy designation for nanatinostat in combination with valganciclovir for various cancer indications. The Breakthrough Therapy designation is for a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a Breakthrough Therapy may request the FDA to designate the drug as a Breakthrough Therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a Breakthrough Therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

The FDA has broad discretion is determining whether to grant a Fast Track or Breakthrough Therapy designation for a drug. Obtaining a Fast Track or Breakthrough Therapy designation does not change the standards for product approval but may expedite the development or approval process. There is no assurance that the FDA will grant either such designation. Even if the FDA does grant either such designation for nanatinostat in combination with valganciclovir, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that nanatinostat in combination with valganciclovir will receive marketing approval in the United States.

We may not be able to obtain or maintain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

We received orphan drug designation from the FDA for nanatinostat in combination with valganciclovir for the treatment of post-transplant lymphoproliferative disorder, plasmablastic lymphoma, and T-cell lymphomas. We may be unable to obtain regulatory approval for nanatinostat in combination with valganciclovir for these orphan populations or any other orphan population, or we may be unable to successfully commercialize nanatinostat in combination with valganciclovir for such orphan populations due to risks that include:

•	the orphan patient populations may change in size;

•	there may be changes in the treatment options for patients that may provide alternative treatments to nanatinostat in combination with valganciclovir;

•	the development costs may be greater than projected revenue of drug sales for the orphan indications;

•	the regulatory agencies may disagree with the design or implementation of our clinical trials;

•	there may be difficulties in enrolling patients for clinical trials;

•	nanatinostat in combination with valganciclovir may not prove to be efficacious in the respective orphan patient populations;

•	clinical trial results may not meet the level of statistical significance required by the regulatory agencies; and

•	nanatinostat in combination with valganciclovir may not have a favorable risk/benefit assessment in the respective orphan indication.

If we are unable to obtain regulatory approval for nanatinostat in combination with valganciclovir for any orphan population or are unable to successfully commercialize nanatinostat in combination with valganciclovir for such orphan population, it could harm our business prospects, financial condition and results of operations.

Where appropriate, we plan to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., breakthrough therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may face difficulties from changes to current regulations and future legislation.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. For example, various portions of the ACA have been subject to legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. The Supreme Court held oral arguments on the Fifth Circuit Court case in November 2020 and is expected to issue a decision by mid-2021. It is unclear how this Supreme Court decision, future litigation, and healthcare measures promulgated by the Biden administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is currently unknown. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”), was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its products available to eligible patients as a result of the Right to Try Act.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is also possible that additional governmental action is taken to address the COVID-19 pandemic.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Additionally, the collection and use of health data in the European Union is governed by the General Data Protection Regulation (“GDPR”), which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Failure to comply with the GDPR and the applicable national data protection laws of the EU Member States may result in fines up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to put in place additional mechanisms in an effort to comply with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. Further, the European Court of Justice (“ECJ”) recently invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the EU to the U.S. for companies that had self-certified to the Privacy Shield. To the extent that we were to rely on Privacy Shield, we will not be able to do so in the future, and the ECJ’s decision otherwise may impose additional obligations with respect to the transfer of personal data from the EU to the U.S., each of which could increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EU to the U.S.

Further, the decision of the United Kingdom (“UK”) to leave the EU, often referred to as Brexit, has created uncertainty regarding data protection regulation in the UK. In particular, while the UK has implemented legislation that implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, aspects of data protection regulation in the UK, including with respect to cross-border data transfers, remain unclear in the medium to longer term following Brexit. The UK’s relationship with the EU may, for example, require us to implement additional safeguards relating to transfers of personal data from the EU to the UK, which may require us to incur significant costs and expenses in an effort to do so. More generally, we may incur liabilities, expenses, costs, and other operational losses under GDPR and the privacy and data protection laws of applicable EU member states and the United Kingdom in connection with any measures we take to comply with them.

Finally, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission (“SEC”) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to significant losses, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and health care providers, as those terms are defined by HIPAA, and their respective business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to covered recipients will be expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

If we fail to comply with other U.S. healthcare laws and compliance requirements, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

In the United States, our current and future activities with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are subject to regulation by various federal, state and local authorities in addition to the FDA, which may include but are not limited to, CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our business practices, including our clinical research, sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of HIPAA transparency requirements, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, item, facility or service reimbursable, in whole or part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the ACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is implicated. In addition, the ACA codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies are being investigated or, in the past, have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Analogous U.S. state laws and regulations, including state anti-kickback and false claims laws, may apply to claims involving healthcare items or services reimbursed by any third-party payor, including private insurers our business practices.

HIPAA, as amended by HITECH, and their implementing regulations, imposes requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to covered recipients will be expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants and certified nurse-midwives.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain.

State and local laws also require pharmaceutical and biotechnology companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, establish marketing compliance programs, restrict payments that may be made to healthcare providers professionals and entities and other potential referral sources, file periodic reports with the state relating to pricing and marketing, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register field representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, exclusion, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

Risks Related to Employee Matters, Managing our Growth and Other Risks Related to our Business

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

Additionally, we rely on our scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with these advisors or they provide services to our competitors, our development and commercialization efforts will be impaired, and our business will be significantly harmed.

If we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.

We currently do not have and have never had a marketing or sales team. In order to commercialize any product candidates, if approved, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

In order to successfully implement our plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2021, we had 14 full-time employees, including nine employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•

managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for nanatinostat and any other product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize nanatinostat in combination with valganciclovir and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of nanatinostat in combination with valganciclovir and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize nanatinostat in combination with valganciclovir and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure or dissemination of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on or behalf, or inappropriate disclosure or dissemination of any such information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Our current operations are located in California, and we or the third parties upon whom we depend, may be adversely affected by natural disasters or the COVID-19 outbreak, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 outbreak, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in it being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidate or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our NOL carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020, 2021, and 2022. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2020, we had federal NOL carryforwards of approximately $80.5 million, which will begin to expire in 2027. In addition, we generated in 2018 and 2019 federal NOL carryforwards of $19.7 million which do not expire. We also have available California NOL carryforwards of approximately $38.9 million as of December 31, 2020, which begin to expire in 2030.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use our pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and it may experience ownership changes in the future as a result of the Merger or subsequent shifts in our stock ownership, some of which are outside our control. we have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize its NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

U.S. federal income tax reform could materially adversely affect our financial condition.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revises the Code. The Tax Act, as amended by the CARES Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeals the alternative minimum tax for corporations, limits the tax deduction for interest expense to 30% (50% for taxable years beginning in 2019 or 2020) of adjusted taxable income (except for certain small businesses), limits the deduction in taxable years beginning after December 31, 2020, for NOLs carried forward from taxable years beginning after December 31, 2017, eliminates net operating loss carrybacks for NOLs generated in taxable years beginning after December 31, 2020, and modifies or repeals many business deductions and credits. Our financial statements included elsewhere in this periodic report reflect the effects of the Tax Act based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the Tax Act and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service, or the IRS, may issue further guidance on how the provisions of the Tax Act will be applied or otherwise administered, which may differ from our current interpretation. In addition, the Tax Act could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. Additionally, the new administration in the United States and congressional decisions made in the near future may result in increased corporate tax, which may adversely impact our business.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements and reimbursement regimes in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the FCPA or comparable foreign regulations;

•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related to our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

Although we own or license three issued patents in the United States, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that any of our current or potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•

the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

•	patent applications may not result in any patents being issued;

•	if clinical trials encounter delays, the period of time during which we could market our current or future product candidates under patent protection would be reduced;

•	patents may be challenged, invalidated, modified, narrowed, revoked, circumvented, found to be unenforceable, found to be not infringed or otherwise may not provide any competitive advantage;

•

our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates or design around any Viracta owned, co-owned, or licensed patents;

•

since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product; or (ii) invent any of the inventions claimed in our patents or patent applications;

•

even when laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than us;

•

there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

The patent prosecution process is also expensive and time-consuming, and we and our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of our licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (“PGR”) and inter parties review (“IPR”), or other similar proceedings challenging our owned or in-licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights or those of our licensors, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;

•	we or our licensors or collaborators might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;

•	we or our licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that the pending patent applications we own or license will not lead to issued patents;

•	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may have an adverse effect on our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, it could significantly harm our business, results of operations and prospects.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we or our licensors were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation that may cause negative publicity;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;

•	subject us to significant liability to third parties; or

•

require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Although no third party has asserted a claim of patent infringement against us as of the date of this periodic report, others may hold proprietary rights that could prevent our product candidates from being marketed. For example, various patent offices periodically grant mode of action patents and a third party may have or obtain a patent with claims covering modes of action relevant to our product candidates. While these mode of action patents may be difficult to enforce, the third party may assert a claim of patent infringement directed at one of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially reasonable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

Because our development programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain or maintain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or our licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or our licensors’ patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of our licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents or our licensors’ patents in such a way that such patents no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could render our patents or our licensors’ patents invalid. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or the patents and patent applications of our licensors has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in the patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of our licensors and the enforcement or defense of our issued patents or those of our licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although we own, co-own, or have licensed at least three issued patents in the United States and pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, license or obtain.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or patent applications and those of our licensors. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market our self and our products. our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, these agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets.

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that it or its employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Parties making claims against us may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, operating results, financial condition and prospects.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the pharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Our rights to develop and commercialize our technology and product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

We have entered into license agreements with third parties, and we may enter into additional license agreements in the future with others to advance our research or allow commercialization of product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected.

Our licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patents and other rights to third parties;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	our right to transfer or assign the license;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors, us and our partners; and

•	the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially reasonable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of the patent applications and patents relating to our product candidates, there may be times when the preparation, filing, prosecution, maintenance, enforcement and defense activities for patents and patent applications relating to our product candidates are controlled by our licensors or collaboration partners. If any of our licensors or collaboration partners fail to prepare, file, prosecute, maintain, enforce, and defend such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. We collaborate with other companies and institutions with respect to research and development matters. Also, we rely on numerous third parties to provide us with materials that we use to develop our technology. If we cannot successfully negotiate sufficient ownership, licensing, and/or commercial rights to any invention that result from our use of any third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s materials, or data developed in a collaborator’s study, our ability to capitalize on the market potential of these inventions or developments may be limited or precluded altogether. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Our licensed patent applications may have been or may be in the future supported through the use of U.S. government funding awarded by the National Institute of Health and the Army Medical Research and Materiel Command. Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, we may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of nanatinostat in combination with valganciclovir, and we expect to continue to rely upon third parties to conduct additional clinical trials of nanatinostat in combination with valganciclovir and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our drug development activities.

Our reliance on these third parties for such drug development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. We are also required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We contract with third parties for the production of our product candidates for preclinical studies and clinical trials and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In the case of nanatinostat, we rely on a single third-party manufacturer and we currently have no alternative manufacturer in place. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of nanatinostat or any other product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the failure of the third party to manufacture our product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates, are constrained by the recent COVID-19 pandemic or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	the breach by the third-party contractors of our agreements with them;

•	the failure of third-party contractors to comply with applicable regulatory requirements, including manufacturing drug supply pursuant to strictly enforced cGMPs;

•	the failure of the third party to manufacture our product candidates according to our specifications;

•	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•

clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the misappropriation of our proprietary information, including our trade secrets and know-how.

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both active pharmaceutical ingredients (“API”) and finished drug products. To date, we have obtained API and drug product for nanatinostat from single-source third party CMOs. We are in the process of developing our supply chain for nanatinostat and valganciclovir and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. As we advance our product candidates through development, we will consider redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

We entered into collaboration agreements with Salubris and ImmunityBio, and we may form or seek additional strategic alliances or collaborations in the future. Such alliances and collaborations may inhibit future opportunities, or we may not realize the benefits of such collaborations or alliances.

We have entered into license agreements with Shenzhen Salubris Pharmaceutical Co. Ltd. (“Salubris”) and ImmunityBio, Inc., formerly NantKwest, Inc. (“ImmunityBio”) for the development and commercialization of nanatinostat, respectively, and we may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with other third parties that we believe will complement or augment our development and commercialization efforts with respect to future product candidates that we may develop.

In May 2017, we entered into a license agreement with ImmunityBio, which was amended by the parties in November 2018 (as amended, the “NK License Agreement”). Pursuant to the NK License Agreement, we granted an exclusive worldwide license to ImmunityBio and its affiliates to develop and commercialize nanatinostat for use in combination with natural killer cell immunotherapies (“NK Covered Products”). Under the NK License Agreement, we are eligible to receive up to a total of $100.0 million in regulatory and commercial milestone payments upon the occurrence of certain milestone events. We are also eligible to earn tiered royalties as a percentage of net sales of licensed NK Covered Products, ranging from the low to mid-single digits. ImmunityBio is responsible for conducting all necessary studies, including safety studies and clinical trials necessary in connection with seeking regulatory approvals to market NK Covered Products under the NK License Agreement in any territory.

In November 2018, we entered into a collaboration and license agreement (the “Salubris License Agreement”) with Salubris, pursuant to which we granted Salubris an exclusive license, with the right to grant sublicenses, to our patent and know-how rights to develop and commercialize nanatinostat in combination with an antiviral drug, such as valganciclovir, for treatment, prevention, or diagnosis of virus-associated malignancies in humans and non-humans (the “Salubris Covered Products”) in the Republic of China, excluding Hong Kong, Macau, and Taiwan (the “Salubris Territory”). Furthermore, the license includes the right to develop and commercialize nanatinostat and an antiviral drug with one or more additional therapeutic drugs but expressly excludes rights to nanatinostat and an antiviral with certain NK cell therapies.

As partial consideration for the Salubris License Agreement, Salubris entered into a stock purchase agreement with us, pursuant to which Salubris purchased a total of $10.0 million of our Series C Preferred Stock in two closings in November 2018 and January 2019. Under the Salubris License Agreement, we are also eligible to receive up to a total of $103.0 million in development, regulatory and commercial milestone payments, contingent on the occurrence of certain events. We are also eligible to receive tiered royalties as a percentage of net sales of licensed products by Salubris, its affiliates or sublicensees, ranging from mid-teens to high single digits, which royalties are potentially subject to various reductions and offsets. Salubris is responsible for all regulatory filings and regulatory approvals and has the sole right to manufacture and commercialize Salubris Covered Products in the Salubris Territory. Salubris and us will each perform development and commercialization activities within their respective territory independent of one another and any development work completed by us that benefits Salubris’ development efforts within the Salubris Territory will be reimbursed to us by Salubris.

Future efforts for additional alliances or collaborations may also require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Furthermore, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, it will achieve the revenues or specific net income that justifies such transaction.

We depend on Salubris and ImmunityBio to develop and commercialize product candidate within their respective licensed fields and territories, and we have limited control over how Salubris and ImmunityBio will conduct development and commercialization activities for such product candidates.

Under the existing license agreements with Salubris and ImmunityBio, we rely on Salubris and ImmunityBio for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for the NK Covered Products and the Salubris Covered Products (collectively, the “Licensed Products”), and we have limited control over the amount and timing of resources that Salubris or ImmunityBio devote to the Licensed Products. In addition, payments associated with development, regulatory and commercial milestones that we may be eligible to receive, as well as royalties, will be dependent upon further advancement of the Licensed Products by ImmunityBio and Salubris. If these milestones are not met and if the Licensed Products are not commercialized, we will not receive future revenues from the collaborations. Either Salubris or ImmunityBio may fail to develop or effectively commercialize the Licensed Products for a variety of reasons, including because: Salubris or ImmunityBio does not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources or a change in strategic focus; Salubris or ImmunityBio decides to pursue a competitive product developed outside of the our collaboration; or Salubris or ImmunityBio cannot obtain the necessary regulatory approvals.

The collaboration agreements with Salubris and ImmunityBio subject us to a number of risks, including:

•	Salubris or ImmunityBio may not commit sufficient resources to the development, regulatory approval, marketing or distribution of the Licensed Products;

•

Salubris or ImmunityBio may be unable to successfully complete the clinical development of the Licensed Products or obtain all necessary approvals from the FDA and similar foreign regulatory agencies required to market the Licensed Products;

•

Salubris or ImmunityBio may fail to manufacture the Licensed Products in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;

•

there may be disputes between us and either Salubris or ImmunityBio, including disagreements regarding their respective license agreement with us, that may result in (1) the delay of (or prevent entirely) the achievement of development, regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the development or commercialization of the Licensed Products, (3) costly litigation or arbitration that diverts our management’s attention and resources; and/or (4) termination of the underlying license agreement.

•

Salubris or ImmunityBio may not comply with applicable regulatory guidelines with respect to developing or commercializing the Licensed Products, which could adversely impact the development of or sales of the Licensed Products and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•	Salubris or ImmunityBio may experience financial difficulties;

•

business combinations or significant changes in either the business strategy of Salubris or ImmunityBio may also adversely affect such partners ability to perform its obligations under their license agreement with us;

•

Salubris or ImmunityBio may not properly maintain our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

Salubris or ImmunityBio may develop or commercialize nanatinostat in a manner that may adversely impact our development or commercialization of nanatinostat in combination with valganciclovir and/or future product candidates outside of such collaborations; and

•	Salubris or ImmunityBio could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

If Salubris or ImmunityBio does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the development, regulatory approval, and commercialization efforts related to the Licensed Products could be delayed. It may be necessary for us to assume the responsibility at its own expense for the development of the Licensed Products. In that event, we would likely need to seek additional funding and its potential to generate future revenues from the Licensed Products could be significantly reduced and our business could be materially and adversely harmed.

We have entered into collaborations with third parties in connection with the development of nanatinostat. Even if we believe that the development of such product candidates is promising, our partners may choose not to proceed with such development.

Our existing agreements with our collaboration partners, Salubris and ImmunityBio, and any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

We are also at risk that our current and any potential collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

•	Our collaboration partners may incur financial and cash flow difficulties that force them to limit or reduce their efforts under their collaboration agreement with us;

•

Our collaboration partners may be pursuing alternative technologies or developing alternative products that are competitive to our technology and products, either on their own or in partnership with others;

•

Our collaboration partners may terminate their collaboration with us, which could make it difficult for us to attract new partners or adversely affect our perception in the business and financial communities; and

•	Our collaboration partners may pursue higher priority programs or change the focus of their development programs, which could affect their commitment to us.

If we cannot maintain successful collaborations, our business, financial condition and operating results may be adversely affected.

If Salubris or ImmunityBio terminates its respective collaboration with us, we may not receive additional payments under such collaboration agreement, and we may not be able to enter into a similar agreement on favorable terms, or at all.

Pursuant to the collaboration agreements, Salubris and ImmunityBio each have certain termination rights in the circumstances of an uncured material breach or insolvency by us and each has the right to terminate its respective agreement with us without cause upon 90 days prior written notice to us. If either Salubris or ImmunityBio terminates their collaboration with us, we will not receive additional milestones or royalties under the applicable collaboration agreement, and we may be unable to enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. Further, any delays in entering into new strategic partnership agreements related to nanatinostat could delay the development and commercialization of nanatinostat in combination with valganciclovir, which would harm our business, prospects, financial condition and results of operations.

We may not realize the potential benefits of our licensing arrangements for product candidates such as vosaroxin and DAY101 (formerly TAK-580) and the royalty purchase agreement with XOMA relating to such product candidates and may not receive any future milestones or royalty payments.

There can be no assurance that product candidate that been out-licensed, such as vosaroxin to Denovo and DAY101 (formerly TAK-580) to DOT Therapeutics-1, Inc., will be successfully developed and commercialized. The product candidate(s) may fail in development, or our partner(s) may elect to discontinue development and/or terminate their agreement(s) with us. Completing development of one of these product candidates could require significant resources. If we cannot find another partner and do not undertake development on our own, there will be no possibility of any future upside from such product candidate, including payments that we may be eligible for under our royalty purchase agreement with XOMA (US) LLC.

We may fail to make timely milestone or royalty payments under our agreements, triggering remedies that would be adverse to us.

Under certain existing agreements, we have certain milestone and royalty obligations, such as the remaining development milestones payable for our development of SNS-510 and on future sales of SNS-510, when and if approved and commercialized, to Takeda Oncology. In addition, we are required to pay RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, a specified percentage of any consideration we receive for vosaroxin. If we do not make timely payments, our partners may seek remedies.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

From time to time, we evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and

•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

If we decide to establish collaborations but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may enter into collaborations with third parties for the development and commercialization of product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

•

collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may rely on third parties to conduct development, manufacturing, and/or commercialization activities, and except for remedies available to us under our collaboration agreements, we have limited ability to control the conduct of such activities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product, if approved, relative to other products;

•	we may grant exclusive rights to our collaborators that would prevent us from collaborating with others;

•

collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;

•

collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our product candidates;

•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and

•	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws, resulting in civil or criminal proceedings.

Risks Related to the Securities Markets and Ownership of our Common Stock

We do not know whether an active, liquid and orderly trading market will continue for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your shares of our common stock.

We can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

The price of our stock is volatile.

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk factors” section and elsewhere in this periodic report, these factors include:

•	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;

•	the success of competitive products or announcements by potential competitors of their product development efforts;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	market conditions in the pharmaceutical and biotechnology sector;

•	changes in the structure of healthcare payment systems;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	expiration of market stand-off or lock-up agreements;

•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and

•	general economic, political, industry and market conditions, including the change of administration in the United States in 2021.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our common stock.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business or our market. We currently have research coverage from a limited number of securities or industry analysts. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

Our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the timing and cost of, and level of investment in, research and development activities relating to our current product candidates and any future product candidates and research-stage programs, which will change from time to time;

•	our ability to enroll patients in clinical trials and the timing of enrollment;

•

the cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies or other assets;

•	the timing and outcomes of clinical trials for nanatinostat in combination with valganciclovir, and any of our other product candidates, or competing product candidates;

•	the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;

•

competition from existing and potential future products that compete with nanatinostat in combination with valganciclovir and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	any delays in regulatory review or approval of nanatinostat in combination with valganciclovir or any of our other product candidates;

•	the level of demand for nanatinostat in combination with valganciclovir and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;

•

the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with nanatinostat in combination with valganciclovir and any of our other product candidates;

•

our ability to commercialize nanatinostat in combination with valganciclovir and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

•	our ability to establish and maintain collaborations, licensing or other arrangements;

•	our ability to adequately support future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic and political environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price for our common stock.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to related compliance initiatives. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall

Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second Annual Report on Form 10-K as a public company, we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the facts that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years, and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of their stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting;

•	authorize our board of directors to amend the bylaws;

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

•	require a super-majority vote of stockholders to amend some provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty;

•	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings.

It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. We will be highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

We are expected to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

We qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status ends once we have a public float greater than $250 million. In that event, we could still be a smaller reporting company if our annual revenues are below $100 million, and we have a public float of less than $700 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated November 29, 2020, by and among the Registrant, Sol Merger Sub, Inc. and Viracta Therapeutics, Inc., incorporated by reference to Exhibit 2.1 of the Registrants Current Report on Form 8-K filed on November 30, 2020

2.2	Form of Viracta Therapeutics, Inc.’s Support Agreement, dated November 29, 2020, by and between Viracta Therapeutics, Inc. and each of the parties named in each agreement therein, incorporated by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K filed on November 30, 2020

2.3	Form of Registrant’s Support Agreement, dated November 29, 2020, by and between the Registrant and each of the parties named in each agreement therein, incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on November 30, 2020

2.4	Form of Lock-Up Agreement, dated November 29, 2020, by each of the parties named in each agreement therein, incorporated by reference to Exhibit 10.3 of the Registrants Current Report on Form 8-K filed on November 30, 2020

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrants Annual Report on Form 10-K/A filed on May 23, 2007

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrants Current Report on Form 8-K filed on December 11, 2007

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant’s filing on Form S-8 filed on July 10, 2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2011

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2016

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 24, 2021

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on February 24, 2021

3.8	Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.11 of the Registrant’s Quarterly Report of Form 10-Q on August 8, 2018

3.9	Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2020

4.1	Description of Capital Stock, incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2021

4.2	Specimen Preferred Series E Stock Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 22, 2019

4.3	Specimen Preferred Series F Stock Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 12, 2019

10.1#	Executive Employment Agreement between the Company and Ivor Royston, MD, dated May 31, 2017, incorporated by reference to Exhibit 10.18 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.2#	Executive Employment Agreement between the Company and Daniel Chevallard, dated July 29, 2019, incorporated by reference to Exhibit 10.19 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.3#	Executive Employment Agreement between the Company and Lisa Rojkjaer, MD, dated as of February 26, 2020, incorporated by reference to Exhibit 10.20 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

Exhibit Number	Description of Exhibit

10.4#	Viracta Therapeutics, Inc. 2016 Equity Incentive Plan, as amended, and forms of agreements thereunder, incorporated by reference to Exhibit 10.21 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.5	Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of July 30, 2020, incorporated by reference to Exhibit 10.22 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.6	Warrant to Purchase Preferred Stock between the Company and Silicon Valley Bank, dated July 30, 2020, incorporated by reference to Exhibit 10.23 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.7†	Amended and Restated License Agreement between the Company and Boston University, dated as of August 22, 2018, incorporated by reference to Exhibit 10.24 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.8†	License Agreement between the Company and NantKwest, Inc., dated as of May 1, 2017 and Amendment No. 1 thereto, incorporated by reference to Exhibit 10.25 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.9†	Exclusive Collaboration and License Agreement between the Company and Salubris Pharmaceutical Co. Ltd., dated as of November 30, 2018, incorporated by reference to Exhibit 10.26 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.10	Lease Agreement between the Company and PLASTINO II, a limited partnership, dated as of June 11, 2020, incorporated by reference to Exhibit 10.27 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.11	Lease Agreement between the Company and PLASTINOII, a limited partnership, dated as of August 1, 2020, incorporated by reference to Exhibit 10.28 on the Registrant’s filing on form S-4/A (File No. 333-251567) on January 13, 2021

10.12^#	Amended and Restated Outside Director Compensation Plan

10.13^†	Royalty Purchase Agreement by and between the Registrant and XOMA (US) LLC, dated March 22, 2021.

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement.

^	Filed herewith.
#	Management contract or compensatory plan or arrangement.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†	Certain portions of this exhibit have been omitted and are subject to confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viracta Therapeutics, Inc.

Date: May 13, 2021	By:	/s/ Ivor Royston, M.D.
Ivor Royston, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)