Form 10-Q
period 2021-06-30
Viracta Therapeutics, Inc.
filed 2021-08-12
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-51531

VIRACTA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3295878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2533 S. Coast Hwy. 101, Suite 210 Cardiff, California	92007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 400-8470

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VIRX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2021, the registrant had 37,226,233 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$122,721	$47,089
Prepaid expenses	2,421	110
Total current assets	125,142	47,199
Property and equipment, net	41	44
Operating lease right-of-use asset	816	986
Other assets	2,680	76
Total assets	$128,679	$48,305
Liabilities and stockholders’ equity (deficit)
Current Liabilities:
Accounts payable	$2,566	$1,557
Accrued expenses	3,196	3,362
Operating lease liabilities	358	334
Current portion of long-term debt	833	1,031
Total current liabilities	6,953	6,284
Long-term debt, net	4,155	4,155
Operating lease liabilities, less current portion	474	658
Preferred stock warrant liability	—	106
Commitments and contingencies
Series A-1 Convertible Preferred Stock, $0.0001 par value; 4,819,012 shares authorized, 4,819,012 shares issued and outstanding as of December 31, 2020; liquidation preference of $13,720,612 at December 31, 2020	—	2,968
Series B Convertible Preferred Stock, $0.0001 par value; 2,788,249 shares authorized, 2,788,249 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,811,782 at December 31, 2020	—	15,484
Series C Convertible Preferred Stock, $0.0001 par value; 1,587,722 shares authorized, 1,587,722 shares issued and outstanding as of December 31, 2020; liquidation preference of $10,695,494 at December 31, 2020	—	9,392
Series D Convertible Preferred Stock, $0.0001 par value; 2,240,916 shares authorized, 2,224,329 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,774,988 at December 31, 2020	—	16,589
Series E Convertible Preferred Stock, $0.0001 par value; 7,472,730 shares authorized, 7,392,240 shares issued and outstanding as of December 31, 2020; liquidation preference of $39,999,997 at December 31, 2020	—	38,869
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2021; 10,248 shares issued and outstanding as of June 30, 2021	5,452	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,140,817 and 905,987 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	250,957	4,714
Accumulated deficit	(139,316)	(50,915)
Total stockholders’ equity (deficit)	117,097	(46,200)
Total liabilities and stockholders’ equity (deficit)	$128,679	$48,305

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,446	$3,361	$9,470	$6,807
Acquired in-process research and development	—	—	84,478	—
General and administrative	3,871	879	7,711	1,890
Total operating expenses	9,317	4,240	101,659	8,697
Gain on Royalty Purchase Agreement	—	—	13,500	—
Loss from operations	(9,317)	(4,240)	(88,159)	(8,697)
Other income (expense):
Gain on forgiveness of PPP Loan	257	—	257	—
Interest income	12	4	18	44
Interest expense	(122)	—	(227)	—
Other expense	—	—	(290)	—
Total other income (expense)	147	4	(242)	44
Net loss and comprehensive loss	$(9,170)	$(4,236)	$(88,401)	$(8,653)
Net loss per share of common stock, basic and diluted	$(0.25)	$(15.52)	$(3.37)	$(32.13)
Weighted-average shares used to compute basic and diluted net loss per share	37,221,407	273,056	26,255,992	269,325

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	132	—	81	—	81
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,231)	(79,231)
Balance March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,036	$4	$249,434	$(130,146)	$124,744
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	104	—	136	—	136
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,170)	(9,170)
Balance June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,141	$4	$250,957	$(139,316)	$117,097

See accompanying notes to these unaudited condensed consolidated financial statements.

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	72	$—	$3,515	$(31,898)	$(28,383)
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,417)	(4,417)
Balance March 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	73	$—	$3,602	$(36,315)	$(32,713)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	11	—	10	—	10
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)
Balance June 30, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	85	$—	$3,682	$(40,551)	$(36,869)

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(88,401)	$(8,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP Loan	(257)	—
Acquired in-process research and development	84,478	—
Share-based compensation expense	2,030	155
Depreciation and amortization	67	4
Change in fair value of preferred stock warrant liability	290	—
Change in operating assets and liabilities:
Prepaid expenses	(1,747)	(30)
Other assets	601	(8)
Accounts payable	587	961
Accrued liabilities	(1,699)	313
Lease liabilities, net	9	—
Net cash used in operating activities	(4,042)	(7,258)
Investing activities
Purchase of property and equipment	(5)	(50)
Cash acquired in connection with the Merger	17,143	—
Net cash provided by (used in) investing activities	17,138	(50)
Financing activities
Proceeds from debt, net of issuance costs	—	254
Issuance of common stock, net of issuance costs	62,319	—
Exercise of warrants and stock options to purchase common stock	217	10
Net cash provided by financing activities	62,536	264
Net increase (decrease) in cash and cash equivalents	75,632	(7,044)
Cash and cash equivalents at beginning of period	47,089	18,218
Cash and cash equivalents at end of period	$122,721	$11,174
Supplemental disclosure of cash flow information
Interest paid	$142	$—
Noncash financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$-	$667
Warrant liability reclassification to equity	$396	$-
Issuance of convertible preferred stock upon Merger	$5,452	$-
Conversion of convertible preferred stock into common stock upon Merger	$83,302	$-
Issuance of common stock upon Merger	$97,982	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Viracta is a precision oncology company, focused on the development of new medicines targeting virus-associated malignancies. The Company is currently conducting multiple Phase 2 clinical trials for its combination product candidate as a potential therapy for the treatment of relapsed/refractory Epstein-Barr virus-positive (“EBV+”) lymphoma.

Merger Transaction between Private Viracta Therapeutics, Inc. and Sunesis Pharmaceuticals, Inc. and Name Change

On November 29, 2020, the Company, then operating as Sunesis Pharmaceuticals, Inc., entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with privately-held Viracta Therapeutics, Inc. (“Private Viracta”) and Sol Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On February 24, 2021, transactions contemplated by the Merger Agreement were completed, and Merger Sub merged into Private Viracta, with Private Viracta as surviving the merger as a wholly owned subsidiary of the Company (the "Merger") . Sunesis changed its name to Viracta Therapeutics, Inc. On February 25, 2021, the combined company’s common stock began trading on The Nasdaq Global Select Market under the ticker symbol “VIRX”.

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

This transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as Viracta was considered to be acquiring Sunesis and the Merger was accounted for as an asset acquisition, even though Sunesis was the legal acquirer and the issuer of the common stock in the Merger. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Viracta’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Viracta designated a majority of the members of the initial board of directors of the combined company, and (iii) Private Viracta’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of Sunesis were recorded at their acquisition-date relative fair values in the accompanying condensed consolidated financial statements of the Company and the reported operating results prior to the Merger are those of Private Viracta.

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

Liquidity and Risks

As of June 30, 2021, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2021, had an accumulated deficit of $139.3 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional equity through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of June 30, 2021, the Company had cash and cash equivalents of approximately $122.7 million and working capital of $118.2 million. In February 2021, as disclosed above, Private Viracta completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, the Company received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. Finally, in March 2021, the Company received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC (see Note 4). Based on the Company’s current financial position and business plan, management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these financial statements.

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company’s clinical trials, employees, and vendors. At this point, the degree to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain. A prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.

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

Significant Accounting Policies

On January 1, 2018, the Company adopted the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”). In accordance with ASC 610-20, the Company recognizes any gains when the Company transfers control of a property and when it is probable that the Company will collect substantially all of the related consideration. The Company had no transactions since the adoption except for on March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with existing licenses relating to two clinical-stage product candidates, DAY101 and vosaroxin, which were obtained in the Merger. The Company received an upfront payment of $13.5 million and may receive up to $20.0 million in a pre-commercialization, event-based milestone.

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

Share-Based Compensation

Share-based compensation expense for stock option grants and restricted stock units (“RSUs”) under the Company’s equity plans are recorded at the estimated fair value of the award as of the grant date and recognized as expense on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. The estimate of fair value for share-based compensation for stock options requires management to make estimates and judgments about, among other things, employee exercise behavior and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at June 30, 2021.

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

The preferred stock warrant liability, a level 3 fair value measurement, was $0 as of June 30, 2021, due to the reclassification to equity, and $106,000 as of December 31, 2020. The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2021. The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020, other than the preferred stock warrant liability.

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

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2020	$106
Change in fair value of preferred stock warrant liability	290
Reclassification to equity	(396)
Balance at June 30, 2021	$—

Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants to purchase common stock for nominal consideration outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding common stock equivalents.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2021	2020
Shares issuable upon conversion of preferred stock	292,799	11,419,329
Common stock options and RSUs outstanding	4,384,919	1,567,851
Warrants to purchase common stock	23,100	—
Total excluded securities	4,700,818	12,987,180

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

3.  Financial Statement Details

Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and benefits	$1,001	$1,501
Accrued clinical trial and contract expenses	1,331	1,095
Accrued professional services and expenses	342	716
Other accrued expenses	522	50
Total accrued expenses	$3,196	$3,362

4. XOMA Transaction

On March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with existing licenses relating to two clinical-stage product candidates, DAY101 and vosaroxin, which were obtained in the Merger (the “XOMA Transaction”). The Company received an upfront payment of $13.5 million and may receive up to $20.0 million in a pre-commercialization, event-based milestone. The upfront payment is nonrefundable, there are no clawback provisions, and the Company has no significant involvement or obligations going forward related to potential future milestones and royalties. The Company has recognized no income from the pre-commercialization, event-based milestone to date.

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

5. Debt

SVB Loan Agreement

On July 30, 2020, Private Viracta and Silicon Valley Bank (the “Lender”) entered into a loan and security agreement (the “SVB Loan Agreement”), providing for up to $15.0 million in four tranches. Upon entering into the SVB Loan Agreement, Private Viracta borrowed $5.0 million. Under the terms of the SVB Loan Agreement, the Company may, subject to the achievement of certain milestones, borrow from the Lender up to an additional $10.0 million until January 31, 2022.

The loan will be due on the scheduled maturity date of July 1, 2024 (the “Maturity Date”). In accordance with the original terms of the SVB Loan Agreement, repayment of the loan was interest only through July 31, 2021, and in February 2021, upon completion of the private placement of common stock, the interest only period was extended through January 31, 2022. This period of interest only will be followed by 30 equal monthly payments of principal plus accrued interest commencing on February 1, 2022. The per annum interest rate for any outstanding loan is the lesser of (i) 10%, or (ii) the greater of (A) 3.5% above the prime rate or (B) 6.75%. The interest rate as of June 30, 2021 was 6.75% per annum. In addition, a final payment of 7.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs.

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

The SVB Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the SVB Loan Agreement and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the SVB Loan Agreement, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB Loan Agreement. As of June 30, 2021, the Company was in compliance with all financial covenants under the SVB Loan Agreement and there had been no material adverse change.

The following table summarizes future minimum payments under the term loan facility as of June 30, 2021 (in thousands):

Year Ending December 31,
2021	$172
2022	2,123
2023	2,154
2024	1,543
Total future minimum payments	5,992
Less: interest payments	(1,004)
Principal amount of long-term debt	4,988
Current portion of long-term debt	(833)
Long-term debt, net	$4,155

The debt issuance cost and common stock warrants issued are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of June 30, 2021.

Paycheck Protection Program Loan

On April 24, 2020, Viracta received loan proceeds of $253,700 from First Republic Bank, as lender, pursuant to the Payment Protection Program (“PPP”) of the CARES Act (the “PPP Loan”). The maturity date of the PPP Loan was April 23, 2022, with a per annum interest rate of 1.0%. The PPP Loan was evidenced by a promissory note dated April 23, 2020, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan could have been prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan was potentially eligible for forgiveness by the U.S. Small Business Administration ("SBA") upon the Company’s application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and PPP Flexibility Act, loan forgiveness was available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24-week period beginning on the date of loan disbursement. In the event the PPP Loan, or any portion thereof, was forgiven pursuant to the PPP, the amount forgiven would be applied to outstanding principal and would include accrued interest.

The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and sought forgiveness in accordance with the program in late 2020.

In June 2021, the Company received notification from the SBA that the Company's Forgiveness Application of the PPP Loan and accrued interest, totaling $257,000, was approved in full and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan in the period ending June 30, 2021.

6. Merger

The Merger, which closed on February 24, 2021, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of its fair value was concentrated in cash, working capital, and IPR&D. As the IPR&D assets had no alternative future use, the fair value attributable to these assets was recorded as acquired IPR&D in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2021.

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

7. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of June 30, 2021 and December 31, 2020 was 37,140,817 and 905,987, respectively.

Concurrent Financing

On February 24 2021, immediately prior to the closing of the Merger, the Company completed the February 2021 private placement offering of an aggregate of 12,012,369 shares of common stock for gross proceeds of $65.0 million and incurred fees and other offering costs of approximately $2.7 million.

Sales Agreement

On May 28, 2021, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which the Company may offer and sell up to $50,000,000 of shares (the “Shares”) of its common stock, par value $0.0001 per share (“Common Stock”), from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by the Company under the Sale Agreement will be pursuant to the Company’s registration statement on Form S-3 (the “Registration Statement”), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 4, 2021.

Sales, if any, of the Shares pursuant to the Sale Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market, or sales made into any other existing trading market for the Common Stock. The Sales Agent is not required to sell any specific amount of securities, but will act as the Company’s sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). As of June 30, 2021, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement. As of June 30, 2021, no shares had been issued pursuant to the Sales Agreement.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock. As of December 31, 2020, Private Viracta’s convertible preferred stock was classified as temporary equity on the accompanying condensed consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of Private Viracta’s control, including liquidations, sale or transfer of control of Private Viracta. Private Viracta did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not deemed probable.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of June 30, 2021, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price is $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of June 30, 2021, 118,982 shares of Viracta Common Stock had been issued upon the exercise of Common Warrants (including net exercises) and Common Warrants to purchase 130,823 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 as their exercise price is for nominal consideration.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30, 2021	December 31, 2020
Conversion of preferred stock	292,799	18,811,552
Common stock warrants	153,923	193,266
Preferred stock warrants	—	23,100
Stock options issued and outstanding for all plans	3,532,733	1,127,840
RSUs outstanding	852,186	—
Authorized for future option grants	820,229	1,108,809
Common stock authorized for the ESPP	60,948	—
Total	5,712,818	21,264,567

Equity Incentive Plans

In January 2017, the Company adopted the Viracta Therapeutics, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), which permitted stock option and restricted stock unit grants to employees, members of the board of directors, and outside consultants. The Plan allowed for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Viracta’s common stock, nonqualified options with exercise prices of at least 85% of the fair market value of the Company’s common stock, restricted stock, and restricted stock units. All stock options granted under the 2016 Plan have a ten-year life and generally vest over zero to four years.

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of June 30, 2021, 100,394 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $34.15 per share.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all share-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$435	$28	$742	$57
General and administrative	951	40	1,288	98
Total	$1,386	$68	$2,030	$155

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grant under the 2021 Inducement Plan. As of June 30, 2021, there were 1,000,000 shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation of $1.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. Fair value is determined on the date of grant for options. Compensation expense is recognized over the vesting period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table (no grants were made during the six months ended June 30, 2020):

Six Months Ended June 30,
2021
Risk free interest rate	0.66% - 1.24%
Expected option term	5.8 - 6.3 years
Expected volatility of common stock	88.6% - 90.2%
Expected dividend yield	0%

The expected term of stock options is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of June 30, 2021, unrecognized compensation expense related to unvested options granted totaled $15.8 million. The expense is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended June 30, 2021 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	1,128	$1.08	8.5
Granted	2,509	$8.48
Exercised	(169)	$1.03
Cancelled	(35)	$3.37
Outstanding at June 30, 2021	3,433	$6.47	9.3
Outstanding at June 30, 2021 (Sunesis 2011 Plan)	100	$34.15	4.3

Restricted Stock Units

The Company recorded share-based compensation of $225,000 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $300,000 and $0 for the six months ended June 30, 2021 and 2020, respectively. For RSU equity awards, grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the vesting period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended June 30, 2021 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	—	$—	—
Granted	852	4.22
Vested	—	—
Cancelled	—	—
Outstanding at June 30, 2021	852	$4.22	3.7

As of June 30, 2021, unrecognized compensation expense related to unvested RSUs totaled $3.3 million. The expense is expected to be recognized over a weighted-average period of 3.7 years.

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

As of June 30, 2021, there were 60,948 shares available for future issuance under the ESPP.

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

Total lease expense for the three months ended June 30, 2021 and 2020 was $329,000 and $60,000, respectively, and for the six months ended June 30, 2021 and 2020 was $401,000 and $107,000, respectively. At June 30, 2021, the Company had remaining lease liabilities of approximately $832,000 of which $474,000 was recorded as noncurrent lease liability as of June 30, 2021, and operating lease ROU assets of $816,000. Total cash paid for amounts included in the measurement of operating lease liabilities was $247,000 and $108,000 for the three months ended June 30, 2021 and 2020, respectively, and was $344,000 and $162,000 for the six months ended June 30, 2021 and 2020, respectively. The weighted average discount rate for the operating leases recorded during the twelve months ended December 31, 2020 was 8.0% and the weighted average remaining lease term was 2 years as of June 30, 2021.

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

Overview

Viracta is a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated malignancies. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination of nanatinostat, Viracta’s proprietary investigational drug, and valganciclovir. This product candidate is currently being investigated in patients with multiple subtypes of relapsed/refractory EBV+ lymphoma in one Phase 1/2B trial and one Phase 2 trials, and Viracta expects to initiate a multicenter Phase 1b/2 clinical trial in patients with EBV+ solid tumors in the second half of 2021. In the merger with Sunesis Pharmaceuticals, Inc. (the "Merger"), Viracta obtained exclusive and global rights to VRx-510 (formerly SNS-510), a PDK-1 inhibitor, and vecabrutinib, a BTK inhibitor. Viracta is evaluating future development and collaboration opportunities for VRx-510 and vecabrutinib.

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1 (Nanatinostat in Combination with Valganciclovir), a global, multicenter, open-label Phase 2 basket trial for the treatment of relapsed/refractory (R/R) EBV-positive (EBV+) lymphoma. NAVAL-1 will evaluate nanatinostat in combination with valganciclovir in patients with EBV+ R/R lymphoma and is anticipated to enroll approximately 140 patients at centers in North America, Europe, and Asia-Pacific. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with relapsed or refractory disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma) without curative treatment options will be eligible for enrollment. Viracta is also conducting a Phase 1b/2 trial in EBV+ R/R lymphoma and expects updated data from this trial in the second half of 2021.

Viracta has received Fast Track Designation by the U.S. Food and Drug Administration for the treatment of relapsed or refractory EBV+ lymphoid malignancies, in addition to orphan drug designations for the treatment of post-transplant lymphoproliferative disorders, plasmablastic lymphoma, and T-cell lymphoma.

EBV+ Solid Tumors

In July 2021, Viracta announced that the FDA cleared Viracta’s Investigational New Drug (IND) application to proceed into a Phase 1b/2 trial in patients with EBV+ recurrent or metastatic nasopharyngeal carcinoma (RM-NPC) and other EBV+ solid tumors. The global Phase 1b/2 trial is designed to evaluate the safety and preliminary efficacy of Viracta’s all-oral combination regimen in advanced EBV+ solid tumors and in combination with the PD-1 inhibitor pembrolizumab in EBV+ RM-NPC. The Phase 1b dose escalation portion of the trial will evaluate safety, pharmacokinetics, and determine the recommended Phase 2 dosing regimen of nanatinostat and valganciclovir. In Phase 2, the safety, preliminary efficacy and potential pharmacodynamic markers of nanatinostat and valganciclovir together and in combination with pembrolizumab will be evaluated in EBV+ RM-NPC patients. Initiation of the trial is expected in the second half of 2021.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, otherwise known as COVID-19, was reported in Wuhan, China. On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. The effects of the COVID-19 pandemic continue to rapidly evolve and the full impact of the COVID-19 pandemic remains is highly uncertain and subject to change. For example, we have experienced an impact on the timing of clinical site initiations in the United States as a result of the COVID-19 pandemic. We have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations. The continued COVID-19 pandemic may negatively impact our workforce and our research and development activities. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Research and development expenses	$5,446	$3,361	$2,085
General and administrative expenses	3,871	879	2,992

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by approximately $2.1 million. The increase in research and development expenses for the three months ended June 30, 2021 was primarily due to increases in costs incurred to support the initiation of the NAVAL-1 trial as well as an increase in headcount and non-cash share-based compensation.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by approximately $3.0 million. The increase was largely due to incremental costs associated with being a publicly traded company and non-cash share-based compensation. The increase included legal fees, audit fees, consulting expenses, filing fees and increased directors and officer’s insurance costs.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Research and development expenses	$9,470	$6,807	$2,663
General and administrative expenses	7,711	1,890	5,821
Acquired in-process research and development	84,478	—	84,478
Gain on Royalty Purchase Agreement	13,500	—	13,500

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by approximately $2.7 million. The increase in research and development expenses for the six months ended June 30, 2021 was primarily due to increases in costs incurred to support the initiation of the NAVAL-1 trial as well as an increase in headcount and non-cash share-based compensation.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by approximately $5.8 million. The increase was largely due to significant and non-recurring costs associated with the Merger, in addition to incremental costs associated with being a publicly traded company and non-cash share-based compensation. The increase included legal fees, audit fees, consulting expenses, filing fees and increased directors and officer’s insurance costs.

Acquired in-process research and development. This non-cash and non-recurring cost was associated with the estimated fair value of the in-process research and development projects acquired in the asset acquisition with no alternative future use which was charged to expense on the Merger date.

Gain on Royalty Purchase Agreement. The gain was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Liquidity and Capital Resources

As of June 30, 2021, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of June 30, 2021, had an accumulated deficit of approximately $139.3 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional equity through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of June 30, 2021, we had cash and cash equivalents of approximately $122.7 million and working capital of approximately $118.2 million. In February 2021, as noted below, we completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, we received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. We also received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC, as discussed in the financial statement footnotes. In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50,000,000 of shares of our common stock from time to time through the Sales Agent. As of the date of the filing this Form 10-Q, no shares have been issued pursuant to the Sales Agreement. Based on our current financial position and business plan, management believes that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least twelve months from the issuance date of these financial statements.

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

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(4,042)	$(7,258)
Net cash provided by (used in) investing activities	17,138	(50)
Net cash provided by financing activities	62,536	264
Net increase (decrease) in cash and cash equivalents	$75,632	$(7,044)

Operating Activities. Cash used in operating activities was $4.0 million for the six months ended June 30, 2021, as compared to cash used in operating activities of $7.3 million for the six months ended June 30, 2020. This change was primarily due to operating results, which included the $13.5 million cash inflow associated with the Royalty Purchase Agreement with XOMA (US) LLC, and recorded into income in the period.

Investing Activities. Net cash provided by investing activities was $17.1 million for the six months ended June 30, 2021, compared to cash used in investing activities of $50,000 for the six months ended June 30, 2020. This change was a result of the cash and cash equivalents acquired in the Merger offset by purchases of property and equipment.

Financing Activities. Net cash provided by financing activities was $62.5 million for the six months ended June 30, 2021 compared to cash provided by financing activities of $264,000 for the six months ended June 30, 2020. This change was a result of the financing proceeds from the sale of common stock concurrent with the Merger in February 2021, net of issuance costs.

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

Off-Balance Sheet Arrangements

Through June 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

On March 22, 2021, we entered into the Royalty Purchase Agreement with XOMA (US) LLC, pursuant to which, XOMA (US) LLC paid us an upfront payment of $13.5 million for the right to receive future milestones and royalties that we are entitled to receive under the terms of a license agreement with DOT Therapeutics-1, Inc. dated December 16, 2019 and a license agreement with Denovo Biopharma LLC dated December 5, 2019, net of certain obligations we have to a third party. Pursuant to the Royalty Purchase Agreement, we (directly or through a wholly-owned subsidiary) are also eligible to receive an up to $20.0 million pre-commercialization, event based milestone.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2021, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

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

As required by SEC Rule 13a-15(b), as of June 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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
•
our ability to generate revenue and achieve profitability; and
•
we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

Risks related to the discovery, development and commercialization of our product candidates:

•
our future success is highly dependent on future revenues from our lead product candidate, nanatinostat in combination with valganciclovir, and we may be unable to complete development of, obtain approval for and commercialize nanatinostat in combination with valganciclovir;
•
there may be delays in completing the clinical trials for nanatinostat in combination with valganciclovir in EBV+ lymphomas, which may lead to a delay in commercializing nanatinostat in combination with valganciclovir and our development costs increasing;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are currently conducting two clinical trials for our lead product candidate, nanatinostat in combination with valganciclovir, in Epstein-Barr virus-positive (“EBV+”) lymphomas, including a Phase 2 registrational trial of nanatinostat in combination with valganciclovir in EBV+ lymphomas, and we plan to initiate a Phase 1b/2 clinical trial of nanatinostat in combination with valganciclovir in EBV+ solid tumors in the second half of 2021. To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $88.4 million for the six months ended June 30, 2021. As of June 30, 2021, we have an accumulated deficit of $139.3 million. Our lead product candidate, nanatinostat in combination with valganciclovir, is in two ongoing clinical trials, and we plan to initiate a Phase 1b/2 trial in solid tumor cancers in the second half of 2021. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2021, we had $122.7 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditures into 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use the existing cash and cash equivalents to fund our ongoing and planned clinical trials of nanatinostat in combination with valganciclovir and to fund our other research and development activities, as well as for working capital and other general corporate purposes. Advancing the development of nanatinostat in combination with valganciclovir and any other product candidate will require a significant amount of capital. The existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of nanatinostat in combination with valganciclovir.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Pursuant to the terms of the Loan and Security Agreement between us and Silicon Valley Bank (“SVB”), dated July 30, 2020, as amended (the “SVB Loan Facility”), we have borrowed $5.0 million and may be eligible to borrow up to an additional $10.0 million. The additional financing available under the SVB Loan Facility is not expected to be sufficient to fund our future operations.

On May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50,000,000 of shares (the "Shares") of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement is pursuant our registration statement on Form S-3, filed with the Securities and Exchange Commission ("SEC") on May 28, 2021 and declared effective by the SEC on June 4, 2021. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances, and shall automatically terminate upon the issuance and sale of all of the Shares. As of the date of filing this Form 10-Q, no Shares have been issued pursuant to the Sales Agreement, and there is no guarantee that we will be successful in raising meaningful funding under the Sales Agreement. Even if we sell all of the Shares under the Sales Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including but not limited to any sales under the Sales Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. Under our license agreements with Shenzhen Salubris Pharmaceutical Co. Ltd. and ImmunityBio, Inc., we may be entitled to receive future milestone and royalty payments. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are substantially dependent on the success of our lead product candidate, nanatinostat in combination with valganciclovir. If we are unable to complete development of, obtain approval for and commercialize nanatinostat in combination with valganciclovir for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully initiate and complete clinical trials, obtain marketing approval for and successfully commercialize nanatinostat in combination with valganciclovir, our lead product candidate, for which we recently announced the initiation of a Phase 2 registrational clinical trial in EBV+ lymphoma. We are investing the majority of our efforts and financial resources in the research and development of nanatinostat in combination with valganciclovir for multiple indications. Our lead product candidate is a combination product candidate consisting of nanatinostat, a potent and selective small molecule inhibitor of class I histone deacetylases (“HDAC”), and valganciclovir, an FDA-approved anti-viral drug used to treat and prevent disease caused by a virus called cytomegalovirus (“CMV”) in people who have received organ transplants. In 2018, we initiated a Phase 1b/2 clinical trial evaluating nanatinostat in combination with valganciclovir in patients with relapsed/refractory EBV+ lymphomas. Prior to these clinical trials, nanatinostat has been evaluated in one previous clinical trial as a monotherapy. Nanatinostat in combination with valganciclovir will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote nanatinostat in combination with valganciclovir, or any other product candidate, before it receives marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of the nanatinostat in combination with valganciclovir product candidate will depend on several factors, including the following:

•
the successful and timely initiation and completion of our ongoing and planned clinical trials of nanatinostat in combination with valganciclovir;
•
addressing any delays in our clinical trials and additional costs incurred as a result of the coronavirus-19 (“COVID-19”) pandemic, including those resulting from preclinical study delays and adjustment to our clinical trials;
•
the initiation and successful patient enrollment and completion of additional clinical trials of nanatinostat in combination with valganciclovir on a timely basis, including the registrational trial of nanatinostat in combination with valganciclovir in patients with relapsed/refractory EBV+ lymphomas;
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

We recently announced the initiation of a the registrational clinical trial of nanatinostat in combination with valganciclovir in relapsed/refractory EBV+ lymphomas. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize nanatinostat in combination with valganciclovir or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on nanatinostat in combination with valganciclovir and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development of nanatinostat in combination with valganciclovir include, among other things:

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we have experienced an impact on the timing of clinical site initiations in the United States as a result of the COVID-19 pandemic, and we are aware of certain nanatinostat in combination with valganciclovir clinical trial sites that temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our nanatinostat in combination with valganciclovir clinical trials and our regulatory submissions.

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. These orders were in place until August 28, 2020. Should COVID-19 cases in California continue to increase, the country or state may re-institute a “shelter in place” order at any time. On June 19, 2020, the FDA also issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. Our primary operations are located in San Diego County. As a result of such county and California state orders and FDA guidance, the majority of our employees are currently telecommuting, and modified schedules and work protocols to enable adequate physical distancing may impact certain of our operations over the near term and long term. Disruptions caused by the COVID-19 pandemic have also resulted in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of additional costs.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we have experienced an impact on the timing of clinical site initiations in the United States as a result of the COVID-19 pandemic. While we have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials, there is no guarantee we will be successful in these mitigation efforts. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. In addition, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for nanatinostat in combination with valganciclovir, which could delay or otherwise impact our nanatinostat in combination with valganciclovir clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

Additionally, if the third-party providers of valganciclovir are unable to produce sufficient quantities for clinical trials or for commercialization of nanatinostat in combination with valganciclovir, or if the cost become prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. For example, for our ongoing clinical trials of nanatinostat in combination with valganciclovir, we have entered into supply agreements with third-party manufacturers who currently market a generic version of valganciclovir. If these agreements terminate and we are unable to obtain valganciclovir on the current terms we have negotiated with third parties, the cost to us to conduct this trial may significantly increase or we may be unable to complete future clinical trials.

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

One common method used by investigators in our clinical trials to determine EBV positivity of lymphomas is EBV in situ hybridization for EBV encoded RNA (“EBER-ISH”). If the FDA requires a companion diagnostic for the approval of nanatinostat in combination with valganciclovir and a satisfactory companion diagnostic is not approved and commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

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

Our ongoing clinical trials are being undertaken in the United States, Europe, Brazil and other countries. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

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

As of June 30, 2021, we had 20 full-time employees, including 12 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Although we own, co-own, or have licensed at least three issued patents in the United States and pending patent applications in the United States and other countries related to nanatinostat and uses therefor, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If Salubris or ImmunityBio does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the development, regulatory approval, and commercialization efforts related to the Licensed Products could be delayed. It may be necessary for us to assume the responsibility at our own expense for the development of the Licensed Products. In that event, we would likely need to seek additional funding and our potential to generate future revenues from the Licensed Products could be significantly reduced and our business could be materially and adversely harmed.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, the operating entity that survived the Merger has never been required to test its internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

We qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status ends once we have a public float greater than $250.0 million. In that event, we could still be a smaller reporting company if our annual revenues are below $100.0 million, and we have a public float of less than $700.0 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Amendment to Employment Agreements with Named Executive Officers

On August 12, 2021, we entered into an amendment to the employment agreement with each of Ivor Royston, M.D., our President and Chief Executive Officer, Lisa Rojkjaer, M.D. our Chief Medical Officer, and Daniel Chevallard, our Chief Operating Officer and Chief Financial Officer (the “Amendment to Employment Agreements”).

For Dr. Royston, the Amendment to Employment Agreement increases the severance benefits upon a termination without cause or resignation for good reason, unrelated to a change of control, (i) from 12 months to 15 months of continuing payment of his current base salary and (ii) from 12 months to 15 months for the period for which we shall pay for and provide healthcare benefits. In the event of a termination without cause or resignation for good reason related to a change of control, the Amendment to Employment Agreement for Dr. Royston modifies the severance benefits by (i) changing from 12 months of continuing base salary payments to a lump sum payment equal to 18 months’ current base salary, (ii) changing from a payment of any earned but unpaid discretionary annual bonus and to a lump sum payment equal to 150% of Dr. Royston’s target bonus, and (iii) increasing the period for which we shall pay for and provide healthcare benefits from 12 months to 15 months. All other material terms and conditions of Dr. Royston’s existing employment agreement will continue in full force and effect.

For Dr. Rojkjaer and Mr. Chevallard, the Amendment to Employment Agreements increase the severance benefits upon a termination without cause or resignation for good reason, unrelated to a change of control, from nine months to 12 months of continuing payment of their current base salary. In the event of a termination without cause or resignation for good reason related to a change of control, the Amendment to Employment Agreements for Dr. Rojkjaer and Mr. Chevallard modifies the severance benefits by (i) changing from nine months of continuing base salary payments to a lump sum payment equal to 12 months’ current base salary and (ii) changing from a payment of any earned but unpaid discretionary annual bonus and to a lump sum payment equal to 100% of such executive’s target bonus. All other material terms and conditions of Dr. Rojkjaer's and Mr. Chevallard's existing employment agreements will continue in full force and effect.

The foregoing description of the Amendment to Employment Agreements with Dr. Royston, Dr. Rojkjaer and Mr. Chevallard is qualified in its entirety by reference to the Amendment to the Employment Agreements with such individuals, which are filed with this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1#	Open Market Sale AgreementSM, dated May 28, 2021, by and between Viracta Therapeutics, Inc. and Jefferies LLC

10.2#	First Amendment to Loan and Security Agreement between Viracta Subsidiary, Inc. and Silicon Valley Bank, dated as of May 27, 2021

10.3#^	2021 Inducement Equity Incentive Plan and form of agreement thereunder

10.4#^	Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Ivor Royston, M.D., dated August 12, 2021

10.5#^	Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Daniel Chevallard, dated August 12, 2021

10.6#^	Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Lisa Rojkjaer, M.D., dated August 12, 2021

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: August 12, 2021	By:	/s/ Ivor Royston, M.D.
Ivor Royston, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)