Form 10-Q
period 2021-09-30
Viracta Therapeutics, Inc.
filed 2021-11-10
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 37,311,690 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$110,983	$47,089
Prepaid expenses	2,032	110
Total current assets	113,015	47,199
Property and equipment, net	258	44
Operating lease right-of-use asset	729	986
Other assets	2,538	76
Total assets	$116,540	$48,305
Liabilities and stockholders’ equity (deficit)
Current Liabilities:
Accounts payable	$2,098	$1,557
Accrued expenses	4,693	3,362
Operating lease liabilities	370	334
Current portion of long-term debt	—	1,031
Total current liabilities	7,161	6,284
Long-term debt, net	5,026	4,155
Operating lease liabilities, less current portion	378	658
Preferred stock warrant liability	—	106
Commitments and contingencies
Series A-1 Convertible Preferred Stock, $0.0001 par value; 4,819,012 shares authorized, 4,819,012 shares issued and outstanding as of December 31, 2020; liquidation preference of $13,720,612 at December 31, 2020	—	2,968
Series B Convertible Preferred Stock, $0.0001 par value; 2,788,249 shares authorized, 2,788,249 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,811,782 at December 31, 2020	—	15,484
Series C Convertible Preferred Stock, $0.0001 par value; 1,587,722 shares authorized, 1,587,722 shares issued and outstanding as of December 31, 2020; liquidation preference of $10,695,494 at December 31, 2020	—	9,392
Series D Convertible Preferred Stock, $0.0001 par value; 2,240,916 shares authorized, 2,224,329 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,774,988 at December 31, 2020	—	16,589
Series E Convertible Preferred Stock, $0.0001 par value; 7,472,730 shares authorized, 7,392,240 shares issued and outstanding as of December 31, 2020; liquidation preference of $39,999,997 at December 31, 2020	—	38,869
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021; 10,248 shares issued and outstanding as of September 30, 2021	5,452	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,281,226 and 905,987 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	252,749	4,714
Accumulated deficit	(154,230)	(50,915)
Total stockholders’ equity (deficit)	103,975	(46,200)
Total liabilities and stockholders’ equity (deficit)	$116,540	$48,305

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,088	$3,105	$16,558	$9,912
Purchased and acquired in-process research and development	4,000	—	88,478	—
General and administrative	3,711	887	11,422	2,777
Total operating expenses	14,799	3,992	116,458	12,689
Gain on Royalty Purchase Agreement	—	—	13,500	—
Loss from operations	(14,799)	(3,992)	(102,958)	(12,689)
Other income (expense):
Gain on forgiveness of PPP Loan	—	—	257	—
Interest income	10	1	28	45
Interest expense	(125)	(66)	(352)	(66)
Other expense	—	(22)	(290)	(22)
Total other expense	(115)	(87)	(357)	(43)
Net loss and comprehensive loss	$(14,914)	$(4,079)	$(103,315)	$(12,732)
Net loss per share of common stock, basic and diluted	$(0.40)	$(14.22)	$(3.44)	$(46.27)
Weighted-average shares used to compute basic and diluted net loss per share	37,353,418	286,833	29,995,784	275,204

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	132	—	81	—	81
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,231)	(79,231)
Balance March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,036	$4	$249,434	$(130,146)	$124,744
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	104	—	136	—	136
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,170)	(9,170)
Balance June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,141	$4	$250,957	$(139,316)	$117,097
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	139	—	87	—	87
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,704	—	1,704
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,914)	(14,914)
Balance September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,281	$4	$252,749	$(154,230)	$103,975

See accompanying notes to these unaudited condensed consolidated financial statements.

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	72	$—	$3,515	$(31,898)	$(28,383)
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,417)	(4,417)
Balance March 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	73	$—	$3,602	$(36,315)	$(32,713)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	11	—	10	—	10
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,236)	(4,236)
Balance June 30, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	85	$—	$3,682	$(40,551)	$(36,869)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	29	—	33	—	33
Vesting of early exercise of employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,079)	(4,079)
Balance September 30, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	115	$—	$3,816	$(44,630)	$(40,814)

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(103,315)	$(12,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP Loan	(257)	—
Acquired in-process research and development	84,478	—
Purchased in-process research and development	4,000	—
Share-based compensation expense	3,734	255
Depreciation and amortization	119	15
Change in fair value of preferred stock warrant liability	290	—
Change in operating assets and liabilities:
Prepaid expenses	(1,359)	(35)
Other assets	743	(17)
Accounts payable	118	303
Accrued liabilities	(203)	697
Lease liabilities, net	12	1
Net cash used in operating activities	(11,640)	(11,513)
Investing activities
Purchase of property and equipment	(233)	(55)
Purchase of in-process research and development	(4,000)	—
Cash acquired in connection with the Merger	17,143	—
Net cash provided by (used in) investing activities	12,910	(55)
Financing activities
Proceeds from debt, net of issuance costs	—	5,210
Issuance of common stock, net of issuance costs	62,320	46
Exercise of warrants and stock options to purchase common stock	304	—
Net cash provided by financing activities	62,624	5,256
Net increase (decrease) in cash and cash equivalents	63,894	(6,312)
Cash and cash equivalents at beginning of period	47,089	18,218
Cash and cash equivalents at end of period	$110,983	$11,906
Supplemental disclosure of cash flow information
Interest paid	$257	$30
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$-	$1,106
Noncash financing activities
Warrants issued in connection with debt	$-	$94
Warrant liability reclassification to equity	$396	$-
Issuance of convertible preferred stock upon Merger	$5,452	$-
Conversion of convertible preferred stock into common stock upon Merger	$83,302	$-
Issuance of common stock upon Merger	$97,982	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Viracta is a precision oncology company, focused on the development of new medicines targeting virus-associated malignancies. The Company is currently conducting three clinical trials for its combination product candidate as a potential therapy for the treatment of relapsed/refractory Epstein-Barr virus-positive lymphoma.

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

Liquidity and Risks

As of September 30, 2021, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2021, had an accumulated deficit of $154.2 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional equity through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of September 30, 2021, the Company had cash and cash equivalents of approximately $111.0 million and working capital of $105.9 million. In February 2021, as disclosed above, Private Viracta completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, the Company received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. Finally, in March 2021, the Company received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC (see Note 4). Based on the Company’s current financial position and business plan, management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these financial statements.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") and Oxford Finance LLC ("Oxford") for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances.

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

Significant Accounting Policies

On January 1, 2018, the Company adopted the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”). In accordance with ASC 610-20, the Company recognizes any gains when the Company transfers control of a property and when it is probable that the Company will collect substantially all of the related consideration. The Company had no transactions under the provisions of ASC 610-20 since the adoption except for on March 22, 2021, when the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with existing licenses relating to two clinical-stage product candidates, DAY101 and vosaroxin, which were obtained in the Merger. The Company received an upfront payment of $13.5 million and may receive up to $20.0 million in a pre-commercialization, event-based milestone.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at September 30, 2021.

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

The preferred stock warrant liability, a level 3 fair value measurement, was $0 as of September 30, 2021, due to the reclassification to equity, and $106,000 as of December 31, 2020. The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2021. The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020, other than the preferred stock warrant liability.

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

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2020	$106
Change in fair value of preferred stock warrant liability	290
Reclassification to equity	(396)
Balance at September 30, 2021	$—

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2021	2020
Shares issuable upon conversion of preferred stock	292,799	11,419,329
Common stock options and RSUs outstanding	4,861,949	1,917,773
Warrants to purchase common stock	23,100	23,100
Total excluded securities	5,177,848	13,360,202

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

3. Financial Statement Details

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and benefits	$1,507	$1,501
Accrued clinical trial and contract expenses	2,609	1,095
Accrued professional services and expenses	182	716
Other accrued expenses	395	50
Total accrued expenses	$4,693	$3,362

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

5. Salubris Transaction

On August 19, 2021, the Company, through its wholly-owned subsidiary, Viracta Subsidiary, Inc., entered into a Mutual Termination Agreement with Shenzhen Salubris Pharmaceutical Co. Ltd. (“Salubris”), effective August 20, 2021 (the “Termination Agreement”), pursuant to which the parties agreed to terminate the exclusive collaboration and license agreement entered into by the parties on November 30, 2018 (the “License Agreement). The Company had granted Salubris an exclusive license, with the right to grant sublicenses, to the Company’s patent and know-how rights to develop and commercialize nanatinostat in combination with an antiviral drug, such as valganciclovir, for treatment, prevention, or diagnosis of virus-associated malignancies in humans and non-humans in the Republic of China, excluding Hong Kong, Macau, and Taiwan. Under the terms of the Termination Agreement, the Company paid Salubris a payment in the amount of $4.0 million on the effective date of the Termination Agreement, and all licenses granted by the Company to Salubris automatically terminated. The Company recorded the $4.0 million payment as purchased and acquired in-process research and development in the statement of operations and comprehensive loss for the three and nine months ended September 30, 2021.

6. Debt

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

The loan will be due on the scheduled maturity date of July 1, 2024 (the “Maturity Date”). In accordance with the original terms of the SVB Loan Agreement, repayment of the loan was interest only through July 31, 2021, and in February 2021, upon completion of the private placement of common stock, the interest only period was extended through January 31, 2022. This period of interest only will be followed by 30 equal monthly payments of principal plus accrued interest commencing on February 1, 2022. The per annum interest rate for any outstanding loan is the lesser of (i) 10%, or (ii) the greater of (A) 3.5% above the prime rate or (B) 6.75%. The interest rate as of September 30, 2021 was 6.75% per annum. In addition, a final payment of 7.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs.

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

The SVB Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the SVB Loan Agreement and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the SVB Loan Agreement, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB Loan Agreement. As of September 30, 2021, the Company was in compliance with all financial covenants under the SVB Loan Agreement and there had been no material adverse change.

The debt issuance cost and common stock warrants issued are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of September 30, 2021. On November 4, 2021, the debt was retired and new debt was issued, refer to the Subsequent Events (Note 10) for additional details.

The following table summarizes future principal payments (in thousands) under the terms of the new credit facility, as discussed in Subsequent Events (Note 10):

Year Ending December 31,
2021	$—
2022	—
2023	—
2024	1,723
Thereafter	3,303
Total future principal payments	5,026

Paycheck Protection Program Loan

On April 24, 2020, Viracta received loan proceeds of $0.3 million from First Republic Bank, as lender, pursuant to the Payment Protection Program (“PPP”) of the CARES Act (the “PPP Loan”). The maturity date of the PPP Loan was April 23, 2022, with a per annum interest rate of 1.0%. The PPP Loan was evidenced by a promissory note dated April 23, 2020, which contained customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan could have been prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

In June 2021, the Company received notification from the SBA that the Company's Forgiveness Application of the PPP Loan and accrued interest, totaling $0.3 million, was approved in full and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan for nine months ended September 30, 2021.

7. Merger

The Merger, which closed on February 24, 2021, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of its fair value was concentrated in cash, working capital, and IPR&D. As the IPR&D assets had no alternative future use, the fair value attributable to these assets was recorded as acquired IPR&D in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2021.

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

8. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of September 30, 2021 and December 31, 2020 was 37,281,226 and 905,987, respectively.

Concurrent Financing

On February 24 2021, immediately prior to the closing of the Merger, the Company completed the February 2021 private placement offering of an aggregate of 12,012,369 shares of common stock for gross proceeds of $65.0 million and incurred fees and other offering costs of approximately $2.7 million.

Sales Agreement

On May 28, 2021, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which the Company may offer and sell up to $50.0 million shares (the “Shares”) of its common stock, par value $0.0001 per share (“Common Stock”), from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by the Company under the Sale Agreement will be pursuant to the Company’s registration statement on Form S-3 (the “Registration Statement”), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 4, 2021.

Sales, if any, of the Shares pursuant to the Sale Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market, or sales made into any other existing trading market for the Common Stock. The Sales Agent is not required to sell any specific amount of securities, but will act as the Company’s sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). As of September 30, 2021, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement. As of September 30, 2021, no shares had been issued pursuant to the Sales Agreement.

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

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of September 30, 2021, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price is $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of September 30, 2021, 163,240 shares of Viracta Common Stock had been issued upon the exercise of Common Warrants (including net exercises) and Common Warrants to purchase 86,209 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 as their exercise price is for nominal consideration.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	September 30, 2021	December 31, 2020
Conversion of preferred stock	292,799	18,811,552
Common stock warrants	109,309	193,266
Preferred stock warrants	—	23,100
Stock options issued and outstanding for all plans	4,009,763	1,127,840
RSUs outstanding	852,186	—
Authorized for future option grants	1,247,752	1,108,809
Common stock authorized for the ESPP	60,948	—
Total	6,572,757	21,264,567

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of September 30, 2021, 94,871 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $33.54 per share.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all share-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$668	$58	$1,411	$115
General and administrative	1,036	42	2,323	140
Total	$1,704	$100	$3,734	$255

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grant under the 2021 Inducement Plan. As of September 30, 2021, there were 715,000 shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation of $1.5 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020 respectively. Fair value is determined on the date of grant for options. Compensation expense is recognized over the vesting period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table (no grants were made during the nine months ended September 30, 2020):

Nine Months Ended September 30,
2021
Risk free interest rate	0.66% - 1.24%
Expected option term	5.8 - 6.3 years
Expected volatility of common stock	84.91% - 90.20%
Expected dividend yield	0%

The expected term of stock options is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of September 30, 2021, unrecognized compensation expense related to unvested options granted totaled $18.9 million. The expense is expected to be recognized over a weighted-average period of 3.2 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended September 30, 2021 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	1,128	$1.08	8.5
Granted	3,087	$8.96
Exercised	(265)	$0.99
Cancelled	(35)	$3.37
Outstanding at September 30, 2021	3,915	$7.28	9.2
Outstanding at September 30, 2021 (Sunesis 2011 Plan)	95	$33.54	3.0

Restricted Stock Units

The Company recorded share-based compensation of $0.2 million and $0 for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. For RSU equity awards, grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the vesting period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended September 30, 2021 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	—	$—	—
Granted	852	4.22
Vested	—	—
Cancelled	—	—
Outstanding at September 30, 2021	852	$4.22	3.6

As of September 30, 2021, unrecognized compensation expense related to unvested RSUs totaled $3.1 million. The expense is expected to be recognized over a weighted-average period of 3.6 years.

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

As of September 30, 2021, there were 60,948 shares available for future issuance under the ESPP.

9. Commitments and Contingencies

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

Total lease expense for the three months ended September 30, 2021 and 2020 was $103,000 and $86,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $504,000 and $194,000, respectively. At September 30, 2021, the Company had remaining lease liabilities of approximately $748,000 of which $378,000 was recorded as noncurrent lease liability as of September 30, 2021, and operating lease ROU assets of $729,000. Total cash paid for amounts included in the measurement of operating lease liabilities was $304,000 and $77,000 for the three months ended September 30, 2021 and 2020, respectively, and was $648,000 and $239,000 for the nine months ended September 30, 2021 and 2020, respectively. The weighted average discount rate for the operating leases recorded during the twelve months ended December 31, 2020 was 8.0% and the weighted average remaining lease term was 1.8 years as of September 30, 2021.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

10. Subsequent Events

On November 4, 2021, the Company entered into a loan and security agreement with SVB and Oxford for up to $50.0 million. In connection with entering the new $50.0 million credit facility, the Company and SVB agreed to terminate the Company’s prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was repaid and reborrowed under this new $50.0 million credit facility. Under the terms of the $50.0 million credit facility, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company is under no obligation to draw funds in the future.

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

Overview

Viracta is a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated malignancies. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination of nanatinostat, Viracta’s proprietary investigational drug, and valganciclovir (collectively referred to as “Nana-val”). This product candidate is currently being investigated in patients with multiple subtypes of relapsed/refractory EBV-positive (“EBV+”) lymphoma in a Phase 1b/2 trial and a Phase 2 trial, and in patients with EBV+ recurrent or metastatic nasopharyngeal carcinoma (“RM-NPC”) and other EBV+ solid tumors in a Phase 1b/2 trial. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating future development and collaboration opportunities for vecabrutinib in combination with chimeric antigen receptor ("CAR") T-cell therapies and VRx-510 in multiple oncology indications.

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1 (Nanatinostat in Combination with Valganciclovir), a global, multicenter, open-label Phase 2 basket trial for the treatment of relapsed/refractory ("R/R") EBV+ lymphoma. NAVAL-1 will evaluate Nana-val in patients with EBV+ R/R lymphoma and is anticipated to enroll approximately 140 patients at centers in North America, Europe, and Asia-Pacific. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with relapsed or refractory disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. During Stage 2,

Viracta anticipates discussing the preliminary results with the U.S. Food and Drug Administration and may amend the protocol to include additional patients as necessary to enable registration. Viracta anticipates providing an update on the first cohort(s) that have expanded into Stage 2 in the second half of 2022.

Viracta is also conducting a Phase 1b/2 trial in EBV+ R/R lymphoma and final results from this trial will be presented in an oral presentation at the 2021 American Society of Hematology ("ASH") Annual Meeting in December 2021.

Viracta has received Fast Track Designation by the U.S. Food and Drug Administration for the treatment of relapsed or refractory EBV+ lymphoid malignancies, in addition to orphan drug designations for the treatment of post-transplant lymphoproliferative disorders, plasmablastic lymphoma, and T-cell lymphoma.

EBV+ Solid Tumors

In October 2021, Viracta announced the initiation of a multinational Phase 1b/2 trial in patients with EBV+ RM-NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab. The Phase 1b dose escalation portion is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+RM-NPC. In Phase 2, up to sixty patients with EBV+ RM-NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab, to evaluate safety, overall response rate, and potential pharmacodynamic markers. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort. Viracta anticipates providing preliminary clinical data from the trial in 2022.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, otherwise known as COVID-19, was reported in Wuhan, China. On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. The effects of the COVID-19 pandemic continue to rapidly evolve and the full impact of the COVID-19 pandemic remains highly uncertain and subject to change. For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic. We have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations. The continued COVID-19 pandemic may negatively impact our workforce and our research and development activities. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

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

All of our research and development expenses to date have been incurred in connection with the development of Nana-val. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development and commercialization of Nana-val is still highly uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of Nana-val, though such costs may be significant. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

We do not yet know when Nana-val may be commercially available, if at all.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly-traded company, including fees associated with investor relations and directors and officers liability insurance premiums. We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with potential commercialization of Nana-val and continue to incur additional costs associated with being a publicly-traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Other income (expense)

Other income (expense) consists of interest income and expense as well as various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market accounts for cash and cash equivalents. Interest expense is primarily attributable to interest charges associated with borrowings under our loan and security agreements.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Research and development expenses	$7,088	$3,105	$3,983
Purchased in-process research and development	4,000	—	4,000
General and administrative expenses	3,711	887	2,824

Research and development expenses. Research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 increased by approximately $4.0 million. The increase in research and development expenses for the three months ended September 30, 2021 was primarily due to increases in costs incurred to support the initiation of the NAVAL-1 and solid tumor trials as well as an increase in headcount and non-cash share-based compensation.

Purchased in-process research and development. The increase was due to the payment of $4.0 million in order to terminate the exclusive collaboration and license agreement with Shenzhen Salubris Pharmaceutical Co. Ltd. The Company had granted Salubris an exclusive license, with the right to grant sublicenses, to the Company’s patent and know-how rights to develop and commercialize nanatinostat in combination with an antiviral drug, such as valganciclovir, for treatment, prevention, or diagnosis of virus-associated malignancies in humans and non-humans in the Republic of China, excluding Hong Kong, Macau, and Taiwan, which was re-acquired upon termination.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 increased by approximately $2.8 million. The increase was largely due to incremental costs associated with being a publicly traded company, including legal fees, audit fees, consulting expenses, filing fees and increased directors and officer’s insurance costs, in addition to an increase in non-cash share-based compensation.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Research and development expenses	$16,558	$9,912	$6,646
Purchased and acquired in-process research and development	88,478	—	88,478
General and administrative expenses	11,422	2,777	8,645
Gain on Royalty Purchase Agreement	13,500	—	13,500

Research and development expenses. Research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased by approximately $6.6 million. The increase in research and development expenses was primarily due to increases in costs incurred to support the initiation of the NAVAL-1 and solid tumor trials as well as an increase in headcount and non-cash share-based compensation.

Purchased and acquired in-process research and development. Purchased in-process research and development was related to the payment of $4.0 million to terminate the exclusive collaboration and license agreement with Shenzhen Salubris Pharmaceutical Co. Ltd. The Company had granted Salubris an exclusive license, with the right to grant sublicenses, to the Company’s patent and know-how rights to develop and commercialize nanatinostat in combination with an antiviral drug, such as valganciclovir, for treatment, prevention, or diagnosis of virus-associated malignancies in humans and non-humans in the Republic of China, excluding Hong Kong, Macau, and Taiwan, which was re-acquired upon termination. The acquired in-process research and development included non-cash and non-recurring cost of $84.5 million associated with the estimated fair value of the in-process research and development projects acquired in the asset acquisition with no alternative future use, which was charged to expense on the Sunesis merger date.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased by approximately $8.6 million. The increase was largely due to significant and non-recurring costs associated with the Merger, in addition to incremental costs associated with being a publicly traded company, including legal fees, audit fees, consulting expenses, filing fees and increased directors and officer’s insurance costs, in addition to an increase in non-cash share-based compensation.

Gain on royalty purchase agreement. The gain was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Liquidity and Capital Resources

As of September 30, 2021, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of September 30, 2021, had an accumulated deficit of approximately $154.2 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional equity through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of September 30, 2021, we had cash and cash equivalents of approximately $111.0 million and working capital of approximately $105.9 million. In February 2021, as noted below, we completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, we received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. We also received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC, as discussed in the financial statement footnotes. In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. As of the date of the filing this Form 10-Q, no shares have been issued pursuant to the Sales Agreement. Based on our current financial position and business plan, management believes that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least twelve months from the issuance date of these financial statements.

On November 4, 2021, we entered into a loan and security agreement with Silicon Valley Bank ("SVB") and Oxford Finance LLC ("Oxford") for up to $50.0 million. In connection with entering the new $50.0 million credit facility, we and SVB agreed to terminate our prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was repaid and reborrowed under this new $50.0 million credit facility. Under the terms of the $50.0 million credit facility, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and we are under no obligation to draw funds in the future.

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

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(11,640)	$(11,513)
Net cash provided by (used in) investing activities	12,910	(55)
Net cash provided by financing activities	62,624	5,256
Net increase (decrease) in cash and cash equivalents	$63,894	$(6,312)

Operating Activities. Cash used in operating activities was $11.6 million for the nine months ended September 30, 2021, as compared to cash used in operating activities of $11.5 million for the nine months ended September 30, 2020. This change was materially consistent with prior year for usual operating activities.

Investing Activities. Net cash provided by investing activities was $12.9 million for the nine months ended September 30, 2021, compared to cash used in investing activities of $55,000 for the nine months ended September 30, 2020. This change was a result of the cash and cash equivalents acquired in the Merger offset by purchases of property and equipment and in-process research and development.

Financing Activities. Net cash provided by financing activities was $62.6 million for the nine months ended September 30, 2021 compared to cash provided by financing activities of $5.3 million for the nine months ended September 30, 2020. This change was a result of the financing proceeds from the private placement of common stock concurrent with the Merger in February 2021, net of issuance costs.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
we may not have sufficient financial and other resources to complete clinical development and commercialization for Nana-val;
•
we may not be able to provide acceptable evidence of safety and efficacy for Nana-val;
•
we may be required to undertake additional clinical trials and other studies of Nana-val;
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

Off-Balance Sheet Arrangements

Through September 30, 2021, we have not entered into and did not have any relationships with unconsolidated entities or financial collaborations, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2021, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

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

As required by SEC Rule 13a-15(b), as of September 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the discovery, development and commercialization of our product candidates:

•
our future success is highly dependent on future revenues from our lead product candidate, nanatinostat in combination with valganciclovir ("Nana-val"), and we may be unable to complete development of, obtain approval for and commercialize Nana-val;
•
there may be delays in completing the clinical trials for Nana-val in Epstein-Barr virus-positive (“EBV+”) lymphomas and solid tumors, which may lead to a delay in commercializing Nana-val and our development costs increasing;
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
•
we are developing Nana-val, which is a combination containing a product developed and commercialized by parties other than us and approved outside of oncology, which exposes us to additional risks;
•
we may develop Nana-val or other product candidates in combination with other therapies, which exposes us to additional risks;
•
if we are required by the FDA to obtain approval of a companion diagnostic test in connection with approval of Nana-val or any of our other product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired;
•
we have limited resources and are currently focusing our efforts on developing Nana-val for particular indications and advancing our preclinical programs which may cause us to fail to capitalize on other product candidates that may be more profitable;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are currently conducting three clinical trials for our lead product candidate, Nana-val, in EBV+ lymphomas and solid tumors, including a Phase 2 registrational trial of Nana-val in EBV+ lymphomas. To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $103.3 million for the nine months ended September 30, 2021. As of September 30, 2021, we have an accumulated deficit of $154.2 million. Our lead product candidate, Nana-val, is in three clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our business depends entirely on the successful discovery, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any current or future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of our lead product candidate, Nana-val, and our other future product candidates;
•
establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of Nana-val and our other future product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, Nana-val. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including Nana-val, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote Nana-val, or any other product candidate, in the U.S. before it receives marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of September 30, 2021, we had $111.0 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditures into 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use the existing cash and cash equivalents to fund our ongoing and planned clinical trials of Nana-val and to fund our other research and development activities, as well as for working capital and other general corporate purposes. Advancing the development of Nana-val and any other product candidate will require a significant amount of capital. The existing cash and cash equivalents will not be sufficient to fund all of the activities that are necessary to complete the development of Nana-val.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank (“SVB”) and Oxford Finance LLC ("Oxford"), dated November 4, 2021,(the “SVB-Oxford Loan Facility”), we have borrowed $5.0 million and may be eligible to borrow up to an additional $45.0 million. The additional financing available under the SVB-Oxford Loan Facility is not expected to be sufficient to fund our future operations.

On May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the "Shares") of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement is pursuant our registration statement on Form S-3, filed with the Securities and Exchange Commission ("SEC") on May 28, 2021 and declared effective by the SEC on June 4, 2021. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances, and shall automatically terminate upon the issuance and sale of all of the Shares. As of the date of filing this Form 10-Q, no Shares have been issued pursuant to the Sales Agreement, and there is no guarantee that we will be successful in raising meaningful funding under the Sales Agreement. Even if we sell all of the Shares under the Sales Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including but not limited to any sales under the Sales Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. Under our license agreements with ImmunityBio, Inc., we may be entitled to receive future milestone and royalty payments. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to the Discovery, Development and Commercialization of our Product Candidates

We are substantially dependent on the success of our lead product candidate, Nana-val. If we are unable to complete development of, obtain approval for and commercialize Nana-val for one or more indications in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely and successfully initiate and complete clinical trials, obtain marketing approval for and successfully commercialize Nana-val, our lead product candidate, for which we recently announced the initiation of a Phase 2 registrational clinical trial in EBV+ lymphoma. We are investing the majority of our efforts and financial resources in the research and development of Nana-val for multiple indications. Our lead product candidate is a combination product candidate consisting of nanatinostat, a potent and selective small molecule inhibitor of class I histone deacetylases (“HDAC”), and valganciclovir, an FDA-approved anti-viral drug used to treat and prevent disease caused by a virus called cytomegalovirus (“CMV”) in people who have received organ transplants. In 2018, we initiated a Phase 1b/2 clinical trial evaluating Nana-val in patients with relapsed/refractory EBV+ lymphomas. Prior to these clinical trials, nanatinostat has been evaluated in one previous clinical trial as a monotherapy. Nana-val will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote Nana-val, or any other product candidate, before it receives marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of the Nana-val product candidate will depend on several factors, including the following:

•
the successful and timely initiation and completion of our ongoing and planned clinical trials of Nana-val;
•
addressing any delays in our clinical trials and additional costs incurred as a result of the coronavirus-19 (“COVID-19”) pandemic, including those resulting from preclinical study delays and adjustment to our clinical trials;
•
the initiation and successful patient enrollment and completion of additional clinical trials of Nana-val on a timely basis, including the registrational trial of Nana-val in patients with relapsed/refractory EBV+ lymphomas;
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of Nana-val both in the United States and internationally;
•
the type, frequency and severity of adverse events in clinical trials;
•
demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•
the timely receipt of marketing approvals for Nana-val from applicable regulatory authorities;
•
the timely identification, development and approval of companion diagnostic tests, if required;
•
maintaining compliance with applicable regulatory and quality requirements;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of Nana-val;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of our current or any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize Nana-val, which would materially harm our business. If we do not receive marketing approvals for Nana-val, we may not be able to continue our operations.

If there are delays in completing the registrational clinical trial for Nana-val in EBV+ lymphomas, we will be delayed in commercializing Nana-val, our development costs may increase, and our business may be harmed.

We recently announced the initiation of a the registrational clinical trial of Nana-val in relapsed/refractory EBV+ lymphomas. Our product development costs could increase if we experience delays. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize Nana-val or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on Nana-val and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development of Nana-val include, among other things:

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
•
failure to demonstrate the efficacy of Nana-val in this clinical trial;
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

In addition to Nana-val, our prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates other than Nana-val. Our product candidate pipeline also includes vecabrutinib, a clinical-stage product candidate, and VRx-510, a preclinical product candidate. We may plan to explore future treatment therapies with vecabrutinib and continue to evaluate development opportunities with VRx-510. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. For example, in the case of vecabrutinib, Sunesis decided not to move the program into Phase 2 after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK inhibitor resistant-disease. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate the product candidates’ safety, interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from obtaining regulatory approval, achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, in our ongoing Phase 1b/2 of Nana-val, while most treatment-related adverse events were mild or moderate, most commonly thrombocytopenia, nausea, neutropenia and fatigue, there were instances of Grade 3/4 treatment related adverse events: neutropenia, anemia, and nausea.

Patients in our ongoing and planned clinical trials may in the future suffer other significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Nana-val or other product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, Nana-val is being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with Nana-val or our other product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our Nana-val clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials, which has occurred in the past.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether Nana-val will perform in current or future clinical trials as it has performed in preclinical studies or prior clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, while we are aware of several other approved and clinical-stage HDAC inhibitors being developed by multiple other companies, to our knowledge, there are no HDAC inhibitors approved specifically for the treatment of EBV+ cancer. As such, the development of Nana-val and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product candidate and those of other companies’ HDAC inhibitors. Regulatory authorities may also limit the scope of later-stage trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which it may market our product candidates, or prevent regulatory approval.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the interim data from our ongoing Phase 1b/2 clinical trial of Nana-val in patients with EBV+ lymphomas. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, Nana-val or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For instance, patients for our trials are screened using EBV-positivity, which can be determined by the presence of EBV-encoded RNA (“EBER”), as detected by in situ hybridization, and utilizing such biomarker-driven identification and/or certain highly specific criteria related to the cancer sub-types may limit patient populations eligible for our clinical trials. If our strategies for patient identification prove unsuccessful, it may have difficulty enrolling or maintaining patients appropriate for Nana-val.

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we have experienced an impact on the timing of clinical site initiations in the United States as a result of the COVID-19 pandemic, and we are aware of certain Nana-val clinical trial sites that temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our Nana-val clinical trials and our regulatory submissions.

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. These orders were in place until August 28, 2020. Should COVID-19 cases in California continue to increase, the country or state may re-institute a “shelter in place” order at any time. On June 19, 2020, the FDA also issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. Our primary operations are located in San Diego County. As a result of such county and California state orders and FDA guidance, many of our employees are currently telecommuting, and modified schedules and work protocols to enable adequate physical distancing may impact certain of our operations over the near term and long term. Disruptions caused by the COVID-19 pandemic have also resulted in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of additional costs.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic. While we have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials, there is no guarantee we will be successful in these mitigation efforts. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. In addition, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for Nana-val, which could delay or otherwise impact our Nana-val clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

We are developing Nana-val, which is a combination containing a product developed and commercialized by parties other than us and approved outside of oncology, which exposes us to additional risks.

We are developing Nana-val, which is a combination product candidate containing valganciclovir. Valganciclovir is an anti-viral that is approved by the FDA for the treatment and prevention of CMV retinitis in the setting of, acquired immunodeficiency syndrome

(“AIDS”) and post-solid organ transplantation, but valganciclovir is currently not approved for the treatment of cancers. The first generic version of valganciclovir was first approved in 2014. In 2018, we initiated a Phase 1b/2 trial to define the recommended Phase 2 dose of nanatinostat and valganciclovir and to evaluate the efficacy of this combination in patients with relapsed/refractory EBV+ lymphomas. Patients may not be able to tolerate nanatinostat or valganciclovir in combination with each other or may have unexpected consequences. Even if the nanatinostat and valganciclovir combination were to receive marketing approval or be commercialized for the treatment of cancers, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of valganciclovir, or safety, efficacy, manufacturing or supply issues could arise with valganciclovir. This could result in the need to identify other antiviral drug candidates or Nana-val being removed from the market or being less successful commercially. If the FDA, EMA or other comparable foreign regulatory authorities do not revoke their approval of valganciclovir, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with valganciclovir, we may be unable to obtain approval of or successfully market Nana-val.

Additionally, if the third-party providers of valganciclovir are unable to produce sufficient quantities for clinical trials or for commercialization of Nana-val, if the cost become prohibitive, or if our third-party providers are unable to meet applicable regulatory requirements, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. For example, for our ongoing clinical trials of Nana-val, we have entered into supply agreements with third-party manufacturers who currently market a generic version of valganciclovir. If these agreements terminate and we are unable to obtain valganciclovir on the current terms we have negotiated with third parties, the cost to us to conduct this trial may significantly increase or we may be unable to complete future clinical trials.

We may develop Nana-val or other product candidates in combination with other therapies, which exposes us to additional risks.

We may develop Nana-val or other product candidates, in combination with one or more currently approved cancer therapies or therapies in development. Patients may not be able to tolerate Nana-val or any of our other product candidates in combination with other therapies or dosing of Nana-val in combination with other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates, or our own products being removed from the market or being less successful commercially.

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with Nana-val or any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, if the cost of combination therapies are prohibitive, or if our third-party providers are unable to meet applicable regulatory requirements, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

If we are required by the FDA to obtain approval of a companion diagnostic test in connection with approval of Nana-val or any of our other product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication.

One common method used by investigators in our clinical trials to determine EBV positivity of lymphomas is EBV in situ hybridization for EBV encoded RNA (“EBER-ISH”). If the FDA requires a companion diagnostic for the approval of Nana-val and a satisfactory companion diagnostic is not approved and commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

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

We have limited resources and are currently focusing our efforts on developing Nana-val for particular indications and advancing our preclinical programs. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing the majority of our resources and efforts on developing Nana-val for particular indications and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for Nana-val and other programs may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for Nana-val or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We are not aware of any FDA- or EMA-approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with four currently approved by the FDA for oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma, belinostat for the treatment of peripheral T-cell lymphoma, and panobinostat for the treatment of multiple myeloma. In addition, a number of companies and academic institutions are developing drug or therapy candidates for EBV-associated post-transplant lymphoproliferative disease (“PTLD”) and other EBV-associated diseases including: Atara Biotherapeutics, which is in Phase 3 development for tabelecleucel for virus-associated PTLD as well as in earlier stage development for other EBV-associated diseases; AlloVir, which is conducting clinical trials for Viralym-M (“ALVR105”), its allogeneic, multi-virus T-cell product that targets six viruses including EBV; Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (“CAR”) EBV-specific T cells (“EBVSTs”) for CD30 positive lymphomas in Phase 1; and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

The market opportunities for Nana-val and other product candidates we develop, if approved, may be limited to certain smaller patient subsets.

Cancer therapies are sometimes characterized as first-line, second-line or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our ongoing and planned clinical trials for Nana-val are with patients who have received one or more prior treatments. There is no guarantee that product candidates that we develop, even if approved, would be approved for first-line or second-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for Nana-val and other product candidates may be limited or may not be amenable to treatment with our product candidates. Regulatory approval may limit the market of a product candidate to target patient populations when such biomarker-driven identification and/or highly specific criteria related to the stage of disease progression are utilized. Even if we obtain significant market share for any approved product, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for Nana-val as a treatment for EBV+ lymphomas, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

A Fast Track or Breakthrough Therapy designation for Nana-val may not lead to a faster development or review process, or we may be unable to maintain or effectively utilize such a designation. We may also seek additional Fast Track designations from the FDA for nanatinostat any of our other product candidates. Even if one or more of our product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

In November 2019, we announced that the FDA granted Fast Track designation for Nana-val for the treatment of relapsed/refractory EBV+ lymphoid malignancies. This Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of Nana-val. Even though we received this Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw the Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program. We may also seek Fast Track designation for additional cancer indications, and we may not be successful in securing such additional designation or in expediting development if such designations were received.

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

We may also seek a Breakthrough Therapy designation for Nana-val for various cancer indications. The Breakthrough Therapy designation is for a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a Breakthrough Therapy may request the FDA to designate the drug as a Breakthrough Therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a Breakthrough Therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

The FDA has broad discretion is determining whether to grant a Fast Track or Breakthrough Therapy designation for a drug. Obtaining a Fast Track or Breakthrough Therapy designation does not change the standards for product approval but may expedite the development or approval process. There is no assurance that the FDA will grant either such designation. Even if the FDA does grant either such designation for Nana-val, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that Nana-val will receive marketing approval in the United States.

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

We received orphan drug designation from the FDA for Nana-val for the treatment of post-transplant lymphoproliferative disorder, plasmablastic lymphoma, and T-cell lymphomas. We may be unable to obtain regulatory approval for Nana-val for these orphan populations or any other orphan population, or we may be unable to successfully commercialize Nana-val for such orphan populations due to risks that include:

•
the orphan patient populations may change in size;
•
there may be changes in the treatment options for patients that may provide alternative treatments to Nana-val;
•
the development costs may be greater than projected revenue of drug sales for the orphan indications;
•
the regulatory agencies may disagree with the design or implementation of our clinical trials;
•
there may be difficulties in enrolling patients for clinical trials;
•
Nana-val may not prove to be efficacious in the respective orphan patient populations;
•
clinical trial results may not meet the level of statistical significance required by the regulatory agencies; and
•
Nana-val may not have a favorable risk/benefit assessment in the respective orphan indication.

If we are unable to obtain regulatory approval for Nana-val for any orphan population or are unable to successfully commercialize Nana-val for such orphan population, it could harm our business prospects, financial condition and results of operations.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been legislative and judicial efforts to repeal, replace, or change some or all of the ACA. For example, various portions of the ACA have been subject to legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. The Supreme Court held oral arguments on the Fifth Circuit Court case in November 2020 and, on June 17, 2021, the Supreme Court dismissed this case after finding that plaintiffs do not have standing to challenge the constitutionality of the ACA. It is unclear how future litigation and healthcare measures promulgated by the Biden administration will impact the implementation of the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

As of September 30, 2021, we had 24 full-time employees, including 16 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize Nana-val and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of Nana-val and any other product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize Nana-val and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of Nana-val, and we expect to continue to rely upon third parties to conduct additional clinical trials of Nana-val and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our drug development activities.

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

We entered into a collaboration agreement with ImmunityBio, and we may form or seek additional strategic alliances or collaborations in the future. Such alliances and collaborations may inhibit future opportunities, or we may not realize the benefits of such collaborations or alliances.

We have entered into a license agreement with ImmunityBio, Inc., formerly NantKwest, Inc. (“ImmunityBio”) for the development and commercialization of nanatinostat, and we may form or seek strategic alliances, joint ventures or collaborations or enter into licensing arrangements with other third parties that we believe will complement or augment our development and commercialization efforts with respect to future product candidates that we may develop.

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

Furthermore, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, it will achieve the revenues or specific net income that justifies such transaction. For example, in November 2018, we entered into a collaboration and license agreement (the “Salubris License Agreement”) with Shenzhen Salubris Pharmaceutical Co. Ltd. (“Salubris”), pursuant to which we granted Salubris an exclusive license, with the right to grant sublicenses, to our patent and know-how rights to develop and commercialize nanatinostat in combination with an antiviral drug, such as valganciclovir, for treatment, prevention, or diagnosis of virus-associated malignancies in humans and non-humans in the Republic of China, excluding Hong Kong, Macau, and Taiwan. As partial consideration for the Salubris License Agreement, Salubris entered into a stock purchase agreement with us, pursuant to which Salubris purchased a total of $10.0 million of our Series C Preferred Stock in two closings in November 2018 and January 2019. Under the Salubris License Agreement, we were eligible to receive up to a total of $103.0 million in development, regulatory and commercial milestone payments, contingent on the occurrence of certain events and eligible to receive tiered royalties as a percentage of net sales of licensed products by Salubris, its affiliates or sublicensees, ranging from mid-teens to high single digits, which royalties are potentially subject to various reductions and offsets. However, the expected benefit of such transaction was not realized as, in August 2021, prior to receiving any milestones or royalties under the Salubris License Agreement, we entered into a Mutual Termination Agreement with Salubris (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Salubris License Agreement. Under the terms of the Termination Agreement, we paid Salubris a payment in the amount of $4.0 million on the effective date of the Termination Agreement, and all licenses granted by the Company to Salubris automatically terminated.

We depend on ImmunityBio to develop and commercialize our product candidate within its licensed field and territory, and we have limited control over how ImmunityBio will conduct development and commercialization activities for such product candidate.

Under the existing license agreement with ImmunityBio, we rely on ImmunityBio for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for the NK Covered Products , and we have limited control over the amount and timing of resources that ImmunityBio devotes to the NK Covered Products. In addition, payments associated with development, regulatory and commercial milestones that we may be eligible to receive, as well as royalties, will be dependent upon further advancement of the NK Covered Products by ImmunityBio. If these milestones are not met and if the NK Covered Products are not commercialized, we will not receive future revenues from the collaboration. ImmunityBio may fail to develop or effectively commercialize the NK Covered Products for a variety of reasons, including because: ImmunityBio does not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources or a change in strategic focus; ImmunityBio decides to pursue a competitive product developed outside of the our collaboration; or ImmunityBio cannot obtain the necessary regulatory approvals.

The collaboration agreement with ImmunityBio subjects us to a number of risks, including:

•
ImmunityBio may not commit sufficient resources to the development, regulatory approval, marketing or distribution of the NK Covered Products;
•
ImmunityBio may be unable to successfully complete the clinical development of the NK Covered Products or obtain all necessary approvals from the FDA and similar foreign regulatory agencies required to market the NK Covered Products;
•
ImmunityBio may fail to manufacture the NK Covered Products in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
•
there may be disputes between us and ImmunityBio, including disagreements regarding their license agreement with us, that may result in (1) the delay of (or prevent entirely) the achievement of development, regulatory and commercial objectives that would result in milestone payments, (2) the delay or termination of the development or commercialization of the NK Covered Products, (3) costly litigation or arbitration that diverts our management’s attention and resources; and/or (4) termination of the underlying license agreement.
•
ImmunityBio may not comply with applicable regulatory guidelines with respect to developing or commercializing the NK Covered Products, which could adversely impact the development of or sales of the NK Covered Products and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;
•
ImmunityBio may experience financial difficulties;
•
business combinations or significant changes in the business strategy of ImmunityBio may also adversely affect such partners ability to perform its obligations under their license agreement with us;
•
ImmunityBio may not properly maintain our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•
ImmunityBio may develop or commercialize nanatinostat in a manner that may adversely impact our development or commercialization of Nana-val and/or future product candidates outside of such collaborations; and
•
ImmunityBio could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

If ImmunityBio does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the development, regulatory approval, and commercialization efforts related to the NK Covered Products could be delayed. It may be necessary for us to assume the responsibility at our own expense for the development of the NK Covered Products. In that event, we would likely need to seek additional funding and our potential to generate future revenues from the NK Covered Products could be significantly reduced and our business could be materially and adversely harmed.

We have entered into collaborations with third parties in connection with the development of nanatinostat. Even if we believe that the development of such product candidates is promising, our partners may choose not to proceed with such development.

Our existing agreements with ImmunityBio, and any future collaboration agreements we may enter into, are generally subject to termination by the counterparty on short notice upon the occurrence of certain circumstances. Accordingly, even if we believe that the development of product candidates is worth pursuing, our partners may choose not to continue with such development. If any of our collaborations are terminated, we may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner on short notice, and the terms of any additional collaboration or other arrangements that we establish may not be favorable to us.

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

If ImmunityBio terminates its respective collaboration with us, we may not receive additional payments under such collaboration agreement, and we may not be able to enter into a similar agreement on favorable terms, or at all.

Pursuant to the NK License Agreement, ImmunityBio has certain termination rights in the circumstances of an uncured material breach or insolvency by us and each has the right to terminate its respective agreement with us without cause upon 90 days prior written notice to us. If ImmunityBio terminates its collaboration with us, we will not receive additional milestones or royalties under the NK License Agreement, and we may be unable to enter into a collaboration agreement with another pharmaceutical company with equivalent or comparable terms, or at all. Further, any delays in entering into new strategic partnership agreements related to nanatinostat could delay the development and commercialization of Nana-val, which would harm our business, prospects, financial condition and results of operations.

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

Under certain existing agreements, we have certain milestone and royalty obligations, such as the remaining development milestones payable for our development of VRx-510 and on future sales of VRx-510, when and if approved and commercialized, to Takeda Oncology. In addition, we are required to pay RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, a specified percentage of any consideration we receive for vosaroxin. If we do not make timely payments, our partners may seek remedies.

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
•
the timing and outcomes of clinical trials for Nana-val, and any of our other product candidates, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from existing and potential future products that compete with Nana-val and any of our other product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of Nana-val or any of our other product candidates;
•
the level of demand for Nana-val and any of our other product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with Nana-val and any of our other product candidates;
•
our ability to commercialize Nana-val and any of our other product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1	Mutual Termination Agreement, dated August 20, 2021, by and between Viracta Subsidiary, Inc. and Shenzhen Salubris Pharmaceutical Co. Ltd.

10.2^†	Loan and Security Agreement, dated November 4, 2021, by and among Viracta Therapeutics, Inc., Viracta Subsidiary, Inc., Silicon Valley Bank and Oxford Finance LLC

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^ Filed herewith.

* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

† Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viracta Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Ivor Royston, M.D.
Ivor Royston, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)