Form 10-K
period 2021-12-31
Viracta Therapeutics, Inc.
filed 2022-03-17
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2021, was approximately $312.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2022 was 37,485,823 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2021.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements concerning the following:

•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results
•
the timing, progress and results of preclinical studies and clinical trials for our current product candidates and other product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our research and development programs;
•
our future results of operations and financial position, including the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
the timing, scope and likelihood of regulatory filings and approvals in the United States and applicable foreign jurisdictions and our ability to obtain and maintain applicable regulatory approvals for our product candidates;
•
our business strategy, including our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•
our manufacturing, commercialization, and marketing capabilities and strategy;
•
our ability to successfully identify and develop prospective product candidates;
•
the timing and likelihood of success of our current and planned future research and development activities;
•
our ability to successfully assess personnel requirements and hire and retain such personnel;
•
our expectations regarding the impact of the COVID-19 pandemic on our business and our current and planned clinical trials;
•
the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•
our competitive position and the success of competing therapies that are or may become available;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•
our expectations regarding the approval and use of our product candidates in combination with other drugs and any potential requirements related to a companion diagnostic;
•
plans relating to the further development of our product candidates, including additional indications we may pursue;
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•
our reliance on third parties to conduct clinical trials of our product candidates and for the manufacture of our product candidates for preclinical studies and clinical trials;
•
our expectations regarding research and development costs;
•
our ability to obtain the anticipated benefits of our existing collaboration agreement and to obtain, and negotiate favorable terms of, any additional collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•
the pricing and reimbursement of our current or future product candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our current of future product candidates, if approved;

•
our estimates regarding expense, future revenue, capital requirements and needs for additional financing and our ability to obtain any such financing, on acceptable terms or at all; and
•
plans and objectives of our management for future operations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part I below, and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Viracta,” “we,” “us” and “our” refer to Viracta Therapeutics, Inc and its subsidiaries.

Item 1. Business.

Overview

Viracta Therapeutics, Inc. (“Viracta”) or (the “Company”) is a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated malignancies. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). EBV has been recognized as a Group 1 human carcinogen by the World Health Organization (“WHO”). Despite the association of EBV with cancer, there are currently no approved therapies for these cancers and attempts to develop vaccines have not proven successful. EBV enters periods of latency during which most viral genes are epigenetically suppressed. Likewise, the latently infected cell can evade the body’s immune surveillance mechanisms. In some stages of latency, viral proteins are not expressed on the cell surface, making it difficult to develop effective immunotherapies. EBV is estimated to be associated with approximately 2% of the global cancer burden with over 310,000 new cases of EBV-associated lymphoma, nasopharyngeal carcinoma (“NPC”) and gastric carcinoma (“GC”) cancers annually, which are responsible for over 180,000 deaths each year. Viracta’s novel synthetic lethality approach targets the EBV genome to enable the killing of the tumor cells by inducing the expression of certain viral kinase genes, which in-turn, activate an antiviral drug. The activated antiviral drug disrupts the DNA replication cycle of the target cells resulting in chain termination and killing of the tumor cells by inducing apoptosis, also known as programmed cell death. This synthetic lethality approach may also be applicable to other cancers associated with the herpes family of viruses, to which EBV belongs, such as glioblastoma associated with cytomegalovirus (“CMV”), Kaposi’s sarcoma with Kaposi’s sarcoma virus (“KSV”), and gastrointestinal carcinomas with Human Herpesvirus 6 (“HHV6”).

Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat, and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being evaluated in multiple ongoing clinical trials. In June 2021, Viracta initiated NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial of Nan-val for the treatment of multiple subtypes of relapsed/refractory (“R/R”) EBV-positive (“EBV+”) lymphoma. In October 2021, the Company initiated a multinational, open-label Phase 1b/2 trial of Nana-val for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors.

Viracta is also conducting a Phase 1b/2 trial of Nana-val for the treatment of EBV+ R/R lymphoma, and final results from this trial were presented in an oral presentation at the 63rd American Society of Hematology (“ASH”) Annual Meeting in December 2021. The

data demonstrated promising activity in multiple subtypes of heavily pre-treated, R/R EBV+ lymphoma patients, and a generally well-tolerated safety profile. Complete responses were observed in diffuse large B-cell lymphoma (“DLBCL”), T/NK-cell lymphoma (“T/NK-NHL”), and immunodeficiency-associated lymphoproliferative disorders (“IA-LPD”). The median duration of response was 10.4 months.

Viracta has received Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) for the treatment of R/R EBV+ lymphoid malignancies, in addition to orphan drug designations for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+ DLBCL,NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphomas.

The Viracta team possesses deep, cross-functional experience and a longstanding commitment to developing new medicines to benefit patients. Collectively, the Viracta management team has extensive industry experience in both private and publicly-traded companies, having co-founded companies, such as Hybritech, Inc. and IDEC Corporation, raised substantial debt and equity capital, conducted significant research and gained expertise on the role of viral biology in cancer, and discovered and developed oncology treatments at companies such as Novartis, Genentech, Medivation, and MorphoSys.

Merger Transaction between Private Viracta Therapeutics, Inc. and Sunesis Pharmaceuticals, Inc. and Name Change

On November 29, 2020, the Company, then operating as Sunesis Pharmaceuticals, Inc., entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with privately-held Viracta Therapeutics, Inc. (“Private Viracta”) and Sol Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On February 24, 2021, the transactions contemplated by the Merger Agreement were completed, and Merger Sub merged into Private Viracta, with Private Viracta surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Sunesis changed its name to Viracta Therapeutics, Inc. On February 25, 2021, the combined company’s common stock began trading on The Nasdaq Global Select Market under the ticker symbol “VIRX”.

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

This transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as Viracta was considered to be acquiring Sunesis and the Merger was accounted for as an asset acquisition, even though Sunesis was the legal acquirer and the issuer of the common stock in the Merger. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Viracta’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Viracta designated a majority of the members of the initial board of directors of the combined company, and (iii) Private Viracta’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of Sunesis were recorded at their acquisition-date relative fair values in the accompanying consolidated financial statements of the Company and the reported operating results prior to the Merger are those of Private Viracta.

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

Strategy

Viracta’s strategy is to build a leading precision oncology company focused on virus-associated malignancies. While the association between viruses and cancer has been well characterized, there are currently no approved therapies that specifically target virus-harboring cancer cells. Viracta’s lead program targets an area of high unmet medical need with no approved therapies. Viracta’s current pipeline is derived from its ability to leverage its synthetic lethality and biomarker-driven approach. Viracta prioritizes virus-associated targets that it believes have the potential to change the paradigm of treatment in virus-associated cancers.

Key elements of Viracta’s strategy are as follows:

•
Rapidly advance Viracta’s lead product candidate, Nana-val, through clinical development, initially in EBV+ lymphomas;
•
Expand development of Nana-val in other EBV+ malignancies, beginning with solid tumors harboring the EBV genome;
•
Leverage its synthetic lethality approach and evaluate other malignancies associated with other viruses in the herpes family;
•
Evaluate opportunities to combine Nana-val or nanatinostat with other therapeutic modalities; and
•
Evaluate other opportunities to expand Viracta’s pipeline through licensing, acquisitions and/or partnerships.

Pipeline

The following figure summarizes Viracta’s current development programs:

Figure 1: Pipeline

Scientific Background

Overview of Virus-associated Malignancies

The association of viruses and cancer has been well characterized. Despite knowing of EBV’s association with cancer for over half a century, attempts to develop vaccines have not proven successful. The figure below illustrates the association of a number of viruses with various cancers.

Figure 2: Viral Infection and Cancer

EBV, a member of the g-herpesvirus family, was the first virus directly implicated in the development of a human tumor and is formally classified as a Group 1 human carcinogen by the WHO. Primary infection with EBV typically occurs in childhood and is generally asymptomatic; however, infection later in life may manifest as infectious mononucleosis. Once infected, individuals remain life-long carriers of the virus, with approximately 95% of the world’s adult population asymptomatically infected with EBV. The EBV genome can be detected in approximately one out of one million circulating B lymphocytes.

EBV Latency

EBV enters periods of latency during which most viral genes are epigenetically suppressed, as depicted in the figure below. In some stages, no viral proteins are expressed on the cell surface, making it difficult to develop broadly effective immunotherapies.

Figure 3: EBV Latency in Cells

Latent infection and intermittent reactivation are two important characteristics of the EBV lifecycle. The maintenance of latent EBV infection requires the expression of a small subset of genes, and specific expression patterns (Types I – III) of these genes are associated with specific EBV-driven malignancies. EBV has been shown to infect B-cells, T-cells, T/NK-cells and epithelial cells, though its greatest predilection is for B-cells. EBV has been associated with a wide spectrum of human malignancies, with B-cell lymphomas being the most common, and include EBV+ diffuse large B cell lymphoma, not otherwise specified (“EBV+ DLBCL,

NOS”), Burkitt’s lymphoma (“BL”), post-transplant lymphoproliferative disorders (“PTLD”), and lymphomas associated with congenital and acquired immunodeficiencies, including HIV-related lymphomas.

Mechanism of Action of Nana-val

Nana-val utilizes a combination of Viracta’s oral proprietary epigenetic drug, nanatinostat, in combination with the oral antiviral drug valganciclovir. Nanatinostat targets the EBV genome and induces the expression of certain viral kinase genes. Valganciclovir is converted to ganciclovir in the gut, and these EBV kinases then activate ganciclovir, which disrupts the DNA replication cycle, leading to DNA chain termination and killing of the tumor cells by inducing apoptosis. This type of killing can be considered a form of synthetic lethality, where neither drug alone would be as effective in killing the tumor cells, but together the two drugs are lethal to the tumor cells.

Epigenetic Re-Programming

EBV gene products can drive aberrant cell proliferation, inhibit programmed cell death and other mechanisms that promote formation of cancer. Viruses and cancers have also evolved mechanisms to evade immune detection by up-regulating immunosuppressive signals, including the induction of PD-L1. Due to these pleiotropic effects, so-called molecularly targeted approaches that target only one oncogenic activity have shown limited ability to impact these cancers.

Epigenetics refers to mechanisms that control which genes or gene programs are turned on or which ones are silenced. Modification of gene promoter or histones, around which DNA is coiled, are major mechanisms by which gene expression is controlled.

EBV-Associated Lymphomas

EBV-associated lymphomas are a heterogeneous group of malignancies that harbor latent EBV within the tumor cells. Within a specific histologic subtype of lymphoma, the frequency of EBV positivity may vary considerably. EBV is associated with approximately 5% of DLBCL in Western countries and approximately 10%-15% in Asia and South America, whereas approximately 30% of peripheral T cell lymphoma (“PTCL”) and HL within North America are EBV+, and endemic BL are EBV+ in approximately 95% of the cases. The risk for developing an EBV+ lymphoma has been observed to be higher in the setting of immunodeficiency, including in patients with HIV, congenital immunodeficiencies and post-transplant immunosuppression. EBV-related lymphomas express a limited number of viral genes, with latency expression patterns associated with specific lymphoma subtypes. The limited expression of EBV genes may allow for persistence of the viral DNA in cells by restricting the visibility of the virus to the immune system. The observation that lymphomas in patients with impaired immune function are more likely to express a greater number of viral genes is supportive of this concept. EBV-related lymphoproliferative disease in immunosuppressed patients may respond to therapies that improve immune function, such as reduced immunosuppression (e.g., transplant patients) or adoptive immunotherapy. In contrast, EBV-related lymphomas that arise in immunocompetent patients generally express fewer viral genes and proteins, and as a result are less prone to immune attack.

While outcomes vary based on the specific malignancy, EBV-associated lymphomas (e.g., DLBCL, HL, BL, and a number of T-cell lymphomas) often present a treatment challenge as clinical outcomes such as progression free survival and overall survival are worse following standard of care regimens as compared to those for EBV-negative patients. The presence of EBV in lymphomas is therefore generally considered to be a poor prognostic indicator. As shown in the figure below, across a series of patients with DLBCL, those who were EBV+ generally presented with more aggressive disease, had lower response rates to first-line therapy, and poorer progression free survival and overall survival. In a meta-analysis evaluating survival outcomes across several lymphoma types (HL, DLBCL, T/NKCL, PTCL), EBV+ disease was associated with significantly worse overall survival.

Figure 4: Outcomes in EBV-negative vs EBV+ Lymphomas

Source: Lu TX, et al. Sci Rep 5,12168, 2015; Haverkos BM et al. Int J Cancer. 2017

EBV-positivity in tumor cells can be detected using in situ hybridization for EBV-encoded RNA (EBER-ISH). This is a clinical laboratory test that detects the presence of EBV in the cancer cell. This test is currently most often used to assist in the diagnosis of lymphoma subtypes. Because there has been a lack of actionable targeted therapies in the past, EBER-ISH has not been routinely used to guide course of treatment.

The evaluation of EBV utilizing either EBER-ISH and/or LMP-1 immunohistochemistry (“IHC”) in the diagnostic workup of B and T cell lymphomas is included in the National Comprehensive Cancer Network (“NCCN”) guidelines. Additionally, protocols established by the College of American Pathologists for both Hodgkin and non-Hodgkin lymphoma include the evaluation of EBV status. These laboratory developed tests are widely available in pathology labs, however the frequency at which the testing is performed varies by treatment center and disease type and is lower in community treatment centers compared to academic institutions. This is likely primarily due to the absence of an available EBV targeted therapy, which impacts the evaluation of treatment options for these patients.

Antivirals, including acyclovir and ganciclovir, are prodrugs that are specifically activated by herpesvirus kinases, such as thymidine kinase (“TK”) and protein kinase (“PK”). These viral kinases are strictly expressed in the lytic phase of the viral life but not in the latent phase, which is the predominant phase in EBV associated tumors. To overcome this barrier, Viracta utilizes its proprietary epigenetic drug candidate, nanatinostat, to induce the expression of these viral kinase genes. Once induced, the viral kinases will phosphorylate and activate the antiviral prodrug in the tumor cell, resulting in the killing of the tumor cell. Viracta has determined that for EBV-associated malignancies, oral valganciclovir, which is converted to ganciclovir in the gut, is its preferred antiviral drug.

Nanatinostat belongs to a class of drugs known as histone deacetylase (“HDAC”) inhibitors. HDAC inhibitors have been explored as anti-tumor agents. They were shown to have, in general, limited activity and in general, the efficacy they did exhibit was compromised by their adverse event profile. Nanatinostat is a highly potent class I HDAC inhibitor, specifically targeting those few HDAC isozymes required for silencing of EBV gene expression in tumors. Viracta has evaluated nanatinostat doses approximately 20-25% of the maximally tolerated dose (as determined in a previous Phase 1 study) to re-activate the latent EBV gene expression; the combination of nanatinostat with valganciclovir has thus far demonstrated a favorable safety and tolerability profile in a Phase 1b/2 clinical trial in patients with recurrent EBV+ lymphoma.

HDAC Enzymes and Inhibitors

Currently, 18 HDAC enzymes have been identified in mammalian cells, varying in function, localization, and substrates. They are subdivided into four main classes based on homology to yeast proteins. Three of the four classes (Classes I, II, and IV) are zinc (“Zn2+”) dependent enzymes and are inhibited by the pan-HDAC inhibitors.

Epigenetic modulation of gene expression is an essential biological process, with chromatin structure and gene transcription tightly regulated by the acetylation state of histones in the nucleosome. Histone acetylation is a balance of the actions of histone acetyltransferases (“HATs”) and HDACs, with acetylation of histones generally associated with induction of gene transcription and deacetylation with decreases in transcription. Though a seemingly simple concept, it belies the complexity of the effects of HDAC inhibition on chromatin structure. Exposure to HDAC inhibitors rapidly leads to compensating changes in histone methylation and changes in expression of histone modulators. In tumor cells, the most commonly reported effects of HDAC inhibitors relate to induction of apoptosis, though they have also been shown to interfere with cell growth and differentiation and inhibit angiogenesis. In addition, HDAC inhibitors have been shown to modulate immune responses which, in turn, affect many diverse cellular functions.

To date, more than 15 HDAC inhibitors have been tested in nonclinical and clinical studies. HDAC inhibitors are broadly classified into four main groups based on their structure: hydroxamic acids, cyclic peptides/depsipeptides, benzamides, and short-chain fatty acids. A common mechanism of action of these drugs is to bind a critical Zn2+ ion required for catalytic function of the HDAC enzyme.

Several HDAC inhibitors have demonstrated clinical antitumor activity when dosed at or near the maximum tolerated dose, with four currently approved by the FDA for oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma, belinostat for the treatment of peripheral T-cell lymphoma, and panobinostat for the treatment of multiple myeloma.

Common side effects seen with these HDAC inhibitors include thrombocytopenia, neutropenia, anemia, fatigue and diarrhea. While HDAC inhibitors have displayed some antitumor activity as single agents, data suggest that the HDAC inhibitors may have a greater role as part of combination regimens.

Rationale for the Combination of HDAC Inhibitors and Antivirals for the Treatment of EBV-Associated Lymphomas

Induction of virus-encoded kinases within EBV+ lymphomas results in the sensitization of tumor cells to the antiviral agent ganciclovir, a prodrug that is modified and activated by the EBV kinases. The modified ganciclovir serves as a nucleotide analog that blocks the process of DNA synthesis leading to tumor cell death. We believe this approach is likely to have high tumor specificity as only EBV containing tumor cells would be targeted by the activated ganciclovir. The potential for this approach was initially demonstrated in a transplant patient who had developed an EBV+ immunoblastic lymphoma four months after transplantation. In a cell line derived from the patient’s tumor, treatment with arginine butyrate, a pan-HDAC inhibitor, induced expression of EBV lytic phase proteins, which include the viral enzymes that modify ganciclovir, and resulted in halting cell proliferation and reduction in cell viability. Arginine butyrate was added to the patient’s existing treatment with ganciclovir with no apparent additional toxicity. Though the patient succumbed to a systemic Aspergillus infection that had preceded arginine butyrate therapy, subsequent pathologic examination of the tumor showed substantial necrosis compared to pre-therapy histology. However, a definitive causal relationship between arginine butyrate/ganciclovir therapy and antitumor effect was confounded by prior treatment with chemotherapy.

Additional clinical support was demonstrated in a Phase 1/2 investigator sponsored trial that combined the HDAC inhibitor arginine butyrate with intravenous ganciclovir in 15 patients with recurrent EBV+ lymphomas. Arginine butyrate was administered as a continuous intravenous infusion daily on an escalating dose schedule within each patient for 21 days of a 28-day treatment course, combined with a fixed daily dose of ganciclovir that was not interrupted. Eleven patients received at least one full cycle of therapy, and all 15 patients were evaluable for response. Antitumor activity was reported in 10 patients, with 4 complete responses and 6 partial responses.

Development Programs

Viracta’s Combination Approach

The use of Nana-val is a novel therapeutic approach to target EBV+ malignancies, using a low-dose of Viracta’s oral proprietary epigenetic drug, nanatinostat, to target the EBV genome and induce the expression of certain viral kinase genes. These viral genes then activate the antiviral prodrug, valganciclovir, which is converted to ganciclovir in the gut, and disrupts the DNA replication cycle. This disruption then leads to chain termination and killing of the tumor cells by inducing apoptosis. This type of killing can be considered a form of synthetic lethality, where neither drug alone would be as effective in killing the tumor cells, but together the two drugs are lethal to the tumor cells.

Nanatinostat is a hydroxamic acid-based Class 1 HDAC inhibitor and is a more than 2,000 times more potent inducer of the latent EBV genes targeted by this approach than arginine butyrate, the first generation HDAC inhibitor previously investigated in an academic setting. Additionally, the class specificity of nanatinostat is critical for both the targeted efficacy and safety of the approach. As a class, HDACs control the acetylation status of a range of histone and non-histone proteins, giving these enzymes a key role in a number of vital cellular processes. HDAC inhibition alters gene expression at many levels, including gene transcription, protein expression, and signal transduction pathways. Cellular effects include control of the cell cycle, cell differentiation and senescence, inflammation, angiogenesis and apoptosis. Nanatinostat has demonstrated pleiotropic activity both in vitro and in vivo across a range of human cancers in nonclinical studies.

Nanatinostat was initially evaluated as a single agent in a Phase 1 clinical trial at oral doses ranging from 5 to 160 mg daily in 39 patients with advanced solid tumors. The maximum tolerated dose (“MTD”) of nanatinostat was 80 mg daily, and the recommended Phase 2 dose was determined to be 40 mg daily. This program was beneficial in establishing the early safety and tolerability profiles of nanatinostat before it was acquired by Viracta from Chroma Therapeutics in 2016 for the development of Nana-val.

Nanatinostat induces the expression of EBV kinase genes to activate ganciclovir, rather than acting directly as a cytotoxic agent. In clinical trials, nanatinostat at doses below 40 mg daily in combination with valganciclovir has demonstrated clinical activity in patients with recurrent EBV+ lymphomas. In the ongoing Phase 1b/2 trial, 35 patients with R/R EBV+ lymphomas have received the recommended Phase 2 dose regimen of nanatinostat (20 mg p.o. (orally) daily (“QD”) for four days/week, i.e., 4 days on, 3 days off), with valganciclovir 900 mg p.o. daily. The combination has been generally well-tolerated in the trial with the most common grade 3/4 adverse events being reversible cytopenias.

Nana-val in Relapsed/Refractory EBV+ Lymphoma

Phase 1b/2 Clinical Trial in Relapsed/Refractory EBV+ Lymphomas

In 2018, Viracta initiated a Phase 1b/2 dose escalation and expansion trial to evaluate the safety and preliminary efficacy and define a recommended Phase 2 dose (“RP2D”) of Nana-val in patients with relapsed/refractory EBV+ lymphomas who had received one or more prior therapies and had exhausted standard therapies. Patients were enrolled from approximately 20 centers in the US and 6 centers in Brazil.

Figure 5: Design of Phase 1b/2 Trial in R/R EBV+ Lymphomas

Twenty-five patients were enrolled in the Phase 1b portion of the trial, and the RP2D was determined to be nanatinostat 20 mg p.o. daily for four days/week, i.e., 4 days on, 3 days off, with valganciclovir 900 mg p.o. daily. Thirty patients were enrolled in a Phase 2 expansion arm. In December 2021, the final results of the Phase 1b/2 study were presented at the ASH congress. Nana-val was generally well-tolerated and demonstrated promising activity in multiple lymphoma subtypes, with complete responses in DLBCL, T/NK-NHL, and IA-LPD, and a median duration of response of 10.4 months.

In 55 patients evaluable for safety, the most common grade 3/4 adverse events were reversible cytopenias (Figure 7). Serious adverse events (“SAEs”) occurred in 16 patients (29%); SAEs occurring in ≥2 patients were febrile neutropenia and pneumonia (both n=2). No study drug related deaths occurred in the treatment period.

Figure 6: Grade 3/4 Treatment-emergent AEs in ≥3 Patients (5%) from the

Phase 1b/2 Trial in R/R EBV+ Lymphomas (n=55) (Data Presented at ASH 2021)

	Phase 1b (n=25)			Phase 2 (n=30)
	All	G3	G4	All	G3	G4
Thrombocytopenia	13 (52%)	5 (20%)	3 (12%)	7 (23%)	1 (3%)	2 (7%)
Neutropenia	10 (40%)	4 (16%)	5 (20%)	9 (30%)	3 (10%)	4 (13%)
Anemia	9 (36%)	4 (16%)	-	8 (27%)	6 (20%)	1 (3%)
Lymphopenia	6 (24%)	2 (8%)	3 (12%)	4 (13%)	2 (7%)	1 (3%)
Leukopenia	5 (20%)	1 (4%)	2 (8%)	5 (17%)	1 (3%)	1 (3%)
Acute kidney injury	4 (16%)	2 (8%)	1 (4%)	2 (7%)	-	1 (3%)
GI hemorrhage	2 (8%)	2 (8%)	-	2 (7%)	2 (7%)	-
Febrile neutropenia	1 (4%)	1 (4%)	-	3 (10%)	2 (7%)	1 (3%)

Figure 7: Summary of Efficacy per Lymphoma Subtype in evaluable patients (n=43)

(Phase 1b/2 Trial in R/R EBV+ Lymphoma, Presented at ASH 2021)

	All patients (n=43)	DLBCL (n=6)	Other B-NHL (n=2)	ENKTL (n=8)	PTCL-NOS/AITL (n=6)	CTCL (n=1)	HIV-L (n=4)	IA-LPD (n=6)	Hodgkin (cHL) (n=10)
Response
ORR	17 (40%)	4 (67%)	-	5 (63%)	4 (67%)	-	-	3 (50%)	1 (10%)
CR	8 (19%)	2 (33%)	-	1 (13%)	3 (50%)	-	-	2 (33%)	-
PR	9 (21%)	2	-	4	1	-	-	1	1
SD	7 (16%)	1	-	-	1	-		-	5
PD	19 (44%)	1	2	3	1	1	4	3	4
Clinical benefit rate	24 (56%)	5 (83%)		5 (63%)	5 (83%)			3 (50%)	6 (60%)

* CR: complete response; PR: partial response; PD: progressive disease; ORR: objective response rate: B-NHL: B-cell non-Hodgkin lymphoma; DLBCL: diffuse large B-cell lymphoma; ENKTL: extranodal NK/T cell lymphoma; PTCL-NOS: peripheral T-cell lymphoma not otherwise specified; AITL: angioimmunoblastic T-cell lymphoma; CTCL: cutaneous T-cell lymphoma; IA-LPD: immunodeficiency-associated lymphoproliferative disorder; HIV-L: HIV-associated lymphoma; cHL: classic Hodgkin lymphoma.

NAVAL-1

An Open-Label, Phase 2 Trial of Nanatinostat in Combination With Valganciclovir in Patients With Epstein-Barr Virus-Positive (“EBV+”) Relapsed/Refractory Lymphomas

In June 2021, Viracta initiated NAVAL-1, a global, multicenter, open-label Phase 2 basket trial utilizing a Simon 2-stage design that will evaluate the combination of nanatinostat with valganciclovir in patients with R/R EBV+ lymphoma. Lymphoma subtypes demonstrating promising activity may be further expanded to assess potential support of future new drug application filings. NAVAL-1 is anticipated to enroll approximately 140 patients at centers in North America, Europe, and the Asia-Pacific region. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with EBV+ R/R disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma) without curative treatment options will be eligible for enrollment.

Nana-val in EBV+ Solid Tumors

An Open-Label, Multicenter Phase 1b/2 Study of Nanatinostat and Valganciclovir in Patients with Advanced Epstein-Barr Virus-Positive (“EBV+”) Solid Tumors and in Combination with Pembrolizumab in Patients with Recurrent/Metastatic Nasopharyngeal Carcinoma

Viracta is also evaluating Nana-val in solid tumors, having received FDA clearance of an IND in July of 2021 for a Phase 1b/2 clinical trial in patients with EBV+ solid tumors. In October 2021, Viracta initiated a multinational Phase 1b/2 trial in patients with EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 inhibitor pembrolizumab (Keytruda). The Phase 1b dose escalation portion is designed to determine the recommended RP2D of Nana-val in patients with EBV+ R/M NPC. In Phase 2, up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab, to evaluate safety, overall response rate, and potential pharmacodynamic markers. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort.

The global annual incidence of NPC and GC is estimated to be approximately 100,000 cases for each of the two malignancy types. Although some treatment options are available, there remains a high unmet need, particularly in patients with relapsed/refractory disease.

As shown in the figure below, the combination of the class I HDAC inhibitor romidepsin with ganciclovir in human tumor murine xenograft mouse models of EBV+ NPC and GC has demonstrated a greater effect upon tumor growth than the administration of either agent alone, providing the nonclinical proof of concept for combining an HDAC inhibitor with an antiviral agent in solid tumors. High tumor uptake of nanatinostat has been demonstrated in murine xenograft mouse models of colorectal cancer.

Figure 8: Murine Model of EBV+ NPC and GC

Source: Hui KW, et al. Int J Cancer:138.125-136 (2016)

About Vecabrutinib

Vecabrutinib is a well-tolerated, selective, reversible, non-covalent inhibitor of Bruton's tyrosine kinase (“BTK”) and interleukin-2-inducible kinase (“ITK”). In December 2021, new preclinical data on vecabrutinib was presented in oral and poster presentations at the 2021 American Society of Hematology (“ASH”) Annual Meeting. The oral presentation featured preclinical data indicating that vecabrutinib may enhance the efficacy and safety of CD19-targeted chimeric antigen receptor T (“CART19”) cell therapy. Though CART19 cell therapy has been shown to effectively treat certain hematological malignancies, rates of long-term durable response after therapy are low and the majority of patients develop resistance. Additionally, CAR T-cell therapies are associated with significant safety concerns such as cytokine release syndrome and neurotoxicity. Viracta is evaluating future development and collaboration opportunities for vecabrutinib in combination with CAR T-cell therapies.

About VRx-510 (formerly SNS-510)

VRx-510 is a preclinical-stage PDK-1 inhibitor. Viracta is evaluating future development and collaboration opportunities for VRx-510 in multiple oncology indications.

Other Preclinical Programs

In addition to current studies aimed at assessing the efficacy of the nanatinostat/valganciclovir modality in treatment of EBV-linked malignancies, Viracta is also investigating in pre-clinical studies the use of its proprietary epigenetic drug candidate, nanatinostat, and its potential therapeutic application in other virus-associated malignancies (e.g., HPV).

License Agreements

Boston University License Agreement

In October 2007, Viracta entered into a license agreement with Trustees of Boston University (“Boston University”), pursuant to which Boston University granted Viracta an exclusive, worldwide license to develop and commercialize certain product candidates for blood disorders (the “Original BU License Agreement”). In connection with the Original BU License agreement, Viracta sold to Boston University 100 shares of special preferred stock and 12,448 shares of Viracta Common Stock (all pre-merger share values).

Between 2009 and 2012, Viracta and Boston University entered into a series of amendments to the Original BU License Agreement, and in August 2018, the parties entered into an amended and restated license agreement, which amended and restated all prior agreements between the parties and superseded all prior agreements and amendments (the “Restated BU License Agreement”). Under the Restated BU License Agreement, Boston University granted Viracta an exclusive, sublicensable, worldwide license to Boston University’s patent and other related technology rights to develop and commercialize certain product candidates for the treatment of viral or virally induced conditions, including but not limited to nanatinostat in combination with valganciclovir for the treatment of EBV-associated malignancies. Viracta’s obligations under the Restated BU License Agreement include, among other things, using commercially reasonable efforts to bring at least one licensed product to market in the United States and using commercially reasonable efforts to continue development and marketing.

Pursuant to the Restated BU License Agreement, Viracta is required to pay royalties to Boston University ranging from the low single digits as a percentage of net sales for products covered by the licensed patent rights and royalties of less than one percent on net sales for product covered by or developed using the licensed technology. For each year during the term of the Restated BU License Agreement, Viracta is required to pay Boston University an annual minimum royalty of $30,000. In addition, Viracta is required to pay a percentage of certain payments received from sublicensees of the license granted by Boston University, ranging from mid-teens to low single digits as a percentage of the respective payments.

Unless earlier terminated as provided for in the Restated BU License Agreement, the agreement will remain in effect on a product-by-product and country-by-country basis until Viracta’s royalty obligations expire. Boston University has certain termination rights in the circumstances of uncured material breach by Viracta, Viracta’s insolvency or a challenge of Boston University’s patent rights by Viracta.

In August 2018, in connection with the execution of the Restated BU License Agreement, Viracta and Boston University agreed to exchange all 100 shares of special preferred stock for 1,679,186 shares of Series A-1 Preferred Stock (all pre-merger share values). In connection with the Merger, all of the outstanding shares of Private Viracta's convertible preferred stock were converted into shares of the Company's common stock.

ImmunityBio License Agreement

In May 2017, Viracta entered into a license agreement with ImmunityBio, Inc., formerly NantKwest, Inc. (“ImmunityBio”), which was amended by the parties in November 2018 (as amended, the “NK License Agreement”). Pursuant to the NK License Agreement, Viracta granted an exclusive worldwide license to ImmunityBio and its affiliates to develop and commercialize nanatinostat for use in combination with natural killer cell immunotherapies (“NK Covered Products”).

Under the NK License Agreement, Viracta is eligible to receive up to a total of $100.0 million in regulatory and commercial milestone payments upon the occurrence of certain milestone events. Viracta is also eligible to earn tiered royalties as a percentage of net sales of licensed NK Covered Products, ranging from the low to mid-single digits.

ImmunityBio is responsible for conducting all necessary studies, including safety studies and clinical trials necessary in connection with seeking regulatory approvals to market NK Covered Products under the NK License Agreement in any territory.

Unless earlier terminated, the NK License Agreement will continue until the expiration of all applicable royalty terms on a product-by-product and country-by-country basis. Both parties have certain termination rights in the circumstances of an uncured material breach by or insolvency of the other party. ImmunityBio has the right to terminate the NK License Agreement in whole or on a product-by-product and/or country-by-country basis without cause upon 90 days prior written notice to Viracta.

Shenzhen Salubris Pharmaceuticals Co. Ltd. License Agreement

In November 2018, Viracta entered into a License Agreement with Shenzhen Salubris Pharmaceutical Co. Ltd., (“Salubris”), pursuant to which the Company granted an exclusive, royalty-bearing license, with the right to grant sublicenses to Salubris to research, develop, use, make, have made, sell, offer for sale, have sold, import, and otherwise commercialize nanatinostat in combination an antiviral drug such as valganciclovir in the Republic of China, excluding Hong Kong, Macau, and Taiwan.

In August 2021, Viracta, through its wholly-owned subsidiary, Viracta Subsidiary, Inc., entered into a Mutual Termination Agreement with Salubris (the “Termination Agreement”), pursuant to which the parties agreed to terminate the exclusive collaboration and license agreement entered into by the parties in November 2018. Under the terms of the Termination Agreement, the Company paid Salubris a payment in the amount of $4.0 million on the effective date of the Termination Agreement, and all licenses granted by the Company to Salubris automatically terminated.

Manufacturing

Viracta uses third party contract labs and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products.

Viracta expects to continue to rely on third parties for the production of clinical and commercial quantities of any product candidates. There are no complicated biochemistries or unusual equipment required in the manufacturing process for either nanatinostat or valganciclovir.

Viracta has established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that Viracta’s products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

Competition

The pharmaceutical and biotechnology industries are characterized by rapid technological advancement technologies, significant competition and an emphasis on intellectual property. Although Viracta believes that its technology, the expertise of its executive and scientific team, research, clinical capabilities, development experience and scientific knowledge provide it with competitive advantages, Viracta faces increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Product candidates that Viracta successfully develops and commercializes may be required to compete with existing therapies and new therapies that may become available in the future to be successful.

Many of Viracta’s competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and reimbursement and marketing approved products than Viracta does. These competitors also compete with Viracta in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, Viracta’s programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in Viracta’s competitors.

Viracta’s commercial potential could be reduced or eliminated if its competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that Viracta may develop. Viracta’s competitors also may obtain FDA or other regulatory approval for their products more rapidly than Viracta may obtain approval for its products, which could result in Viracta’s competitors establishing a strong market position before Viracta is able to enter the market or make Viracta’s product development more complicated. The key competitive factors affecting the success of all of Viracta’s programs are likely to be efficacy, safety, convenience, cost, level or promotional activity devoted to them and intellectual property protection.

For Nana-val, Viracta’s proprietary HDAC inhibitor, nanatinostat, in combination with valganciclovir, Viracta is aware of several other approved and clinical-stage HDAC inhibitors being developed by competitors. To Viracta’s knowledge, there are no HDAC inhibitors approved for the treatment of EBV+ lymphoma. However, there are several marketed products and product candidates in development for the treatment of various lymphoma types that do not consider the EBV status of the patients. Some marketed products and therapies are used in the treatment of lymphomas, including EBV+ lymphomas. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which is conducting a Phase 3 clinical trial and recently filed an MAA in the EU for Tab‐cel® (tabelecleucel), a product for virus-associated EBV+ PTLD. The EMA’s Committee for Medicinal Products for Human Use (“CHMP”) granted Tab‐cel® accelerated assessment and an EU approval decision is anticipated for the second half of 2022. AlloVir, which is conducting clinical trials for Viralym-M (“ALVR105”), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is planning to initiate several Phase 2 and Phase 3 trials for the treatment of various viruses, including EBV. Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (“CAR”) EBV-specific T cells (“EBVSTs”) for CD30 positive lymphomas in Phase 1, and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies.

Intellectual property

Viracta endeavors to protect and enhance the proprietary technology, inventions and improvements that are commercially important to its business, including seeking, maintaining and defending its patent rights. Viracta owns and licenses issued patents and patent applications relating to its lead product candidate Nana-val, as well as its other product candidates. Viracta’s policy is to seek to protect its proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to its proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of its business. Viracta also relies on trade secrets and know-how relating to its proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain its proprietary position in the field of oncology. Viracta also plans to rely on data exclusivity, market exclusivity and patent term extensions when available. Viracta’s commercial success will depend in part on its ability to obtain and maintain patent and other proprietary protection for its technology, inventions and improvements; to preserve the confidentiality of its trade secrets; to defend and enforce its proprietary rights, including any patents that it may own or license in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

As of December 31, 2021 Viracta’s patent portfolio consisted of issued patents and pending patent applications that Viracta owns or licenses related to its Nana-val product candidate and various other compounds and programs. Specifically, Viracta owns or licenses four issued U.S. patents, and seven pending U.S. non-provisional patent applications and approximately 55 pending foreign patent applications and issued foreign patents, three of which are international patent applications filed under the Patent Cooperation Treaty (“PCT application”) and five of which are European regional patent applications.

More specifically with respect to Nana-val, Viracta owns one issued U.S. patent in its owned portfolio described above that has claims directed to nanatinostat as a composition of matter, as well as claims directed to pharmaceutical compositions comprising nanatinostat. This U.S. patent is expected to expire in January 2027, absent any patent term extensions for regulatory delay. In addition, and specifically with respect to Nana-val, Viracta licenses one issued U.S. patent in its portfolio described above that has claims directed to methods of treatment with Nana-val for the treatment of viral or virally-induced conditions caused by a DNA virus, including EBV. This U.S. patent is expected to expire in March 2031, absent any patent term extensions for regulatory delay. Viracta owns an additional patent related to the dosing schedule for Nana-val that will expire in May 2040, again absent any patent term extensions for regulatory delay.

Viracta also possess substantial know-how and trade secrets relating to the development and commercialization of its product candidates, including related manufacturing processes and technology.

With respect to its product candidates and processes it intends to develop and commercialize in the normal course of business, Viracta intends to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. Viracta may also pursue patent protection with respect to manufacturing and drug development processes and technologies.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like Viracta’s are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oncology has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish Viracta’s ability to protect its technology or product candidates and could affect the value of such intellectual property. In particular, Viracta’s ability to stop third parties from making, using, selling, offering to sell or importing products that infringe its intellectual property will depend in part on Viracta’s success in obtaining and enforcing patent claims that cover Viracta’s technology, inventions and improvements. Viracta cannot guarantee that patents will be granted with respect to any of its pending patent applications or with respect to any patent applications it may file in the future, nor can Viracta be sure that any patents that may be granted to it in the future will be commercially useful in protecting its products, the methods of use or manufacture of those products. Moreover, even Viracta’s issued patents may not guarantee it the right to practice its technology in relation to the commercialization of its product candidates and products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent Viracta from commercializing its product and practicing its proprietary technology, and Viracta’s issued patents may be challenged, invalidated or circumvented, which could limit its ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for Viracta’s product candidates. In addition, the scope of the rights granted under any issued patents may not provide Viracta with protection or competitive advantages against competitors with similar technology. Furthermore, Viracta’s competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, Viracta may face competition with respect to its product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Government regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. drug development

In the United States, the FDA regulates drugs under the Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources, and the expenditure of such resources does not assure that regulatory approval will ultimately be obtained. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on Viracta, market acceptance of Viracta’s products, and Viracta’s reputation.

Viracta’s product candidates are considered small molecule drugs and must be approved by the FDA through the new drug application (“NDA”) process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of nonclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements and International Council for Harmonization (“ICH”);
•
submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent institutional review board (“IRB”), or independent ethics committee at each clinical trial site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of an NDA;
•
a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the Sponsor company, contract research organizations, and/or clinical trial sites that generated the data in support of the NDA filing;
•
payment of user fees for FDA review of the NDA;
•
FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), a Risk Management Plan and the potential requirement to conduct post-approval studies.

The data required to support an NDA are generated in two distinct developmental stages: preclinical and clinical, both of which may include non-clinical (animal) studies. The preclinical and clinical testing and approval processes require substantial time, effort and financial resources, and Viracta cannot be certain that any approvals for any current and future product candidates will be granted on a timely basis, or at all.

Preclinical studies and IND submission

Before testing any drug product candidate in humans, the product candidate must undergo rigorous preclinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP and ICH regulations for safety/toxicology studies. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and transport investigational drug across state lines and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials, which are generally required for FDA approval of an NDA, to commence. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development along with any subsequent changes to the investigational plan. Some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which are designed to protect the rights, integrity, and confidentiality of research subjects and include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries, including the website maintained by the U.S. National Institutes of Health, ClinicalTrials.gov.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP and ICH requirements and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, that may overlap or be combined in certain circumstances.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
•
Phase 2 clinical trials generally involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the safety and effectiveness of the product for its intended use and to establish the overall benefit/risk relationship of the product to provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of confirmatory clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. The sponsor is also responsible for submitting written IND safety reports, including reports of serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically significant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or steering committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal safety studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process, as performed by the manufacturing facility, must be capable of consistently producing quality batches of Viracta’s product candidates. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that Viracta’s product candidates do not undergo unacceptable deterioration over their labeled shelf life.

NDA review process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of nonclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information in a request for approval to market the drug for one or more specified indications.

The application must include both negative and ambiguous results of nonclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA must be accompanied by an application user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a qualifying small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing to determine if they are sufficiently complete to permit a substantive review, and the FDA may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular-entity NDA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA also closely analyzes the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than Viracta interprets the same data.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of Viracta’s products for seven years if a competitor obtains approval before Viracta does for the same product, as defined by the FDA, for the same indication Viracta is seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication. If one of Viracta’s products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited development and review programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA approval, but ideally no later than the pre-NDA meeting with the FDA.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety or effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-marketing trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate a substantial improvement over currently available therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. However, all promotional materials for products receiving such accelerated approval must be precleared by FDA’s Office of Prescription Drug Promotion (“OPDP”).

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, requirements relating to facility registration and drug listing, monitoring and record-keeping requirements, adverse event and other periodic reporting, product sampling and distribution, and product promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations, known as “off-label use,” and limitations on industry-sponsored scientific and educational activities. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional manufacturing data or nonclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for REMS, to assure the safe use of the product. If the FDA concludes that a REMS is needed, the NDA sponsor must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. Manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, its manufacturer or the NDA holder, including recalls.

The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Corrective action could delay drug distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-marketing studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market, or product recalls;
•
fines, warning letters, or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications;
•
suspension or revocation of product approvals;
•
product seizure or detention;
•
refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

FDA regulation of companion diagnostics

Safe and effective use of a drug may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. FDA officials have issued guidance that addresses issues critical to developing in vitro companion diagnostics, such as when the FDA will require that the diagnostic and the drug be approved simultaneously. The guidance issued in August 2014 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product.

The FDA requires that devices, or in vitro companion diagnostics, intended to select the patients who will respond to the treatment to obtain premarket approval, 510(k) clearance, or authorization of a De Novo application, depending on the level of risk presented by the companion diagnostic together with available controls to mitigate the risk. Based on the guidance, and the FDA’s past treatment of companion diagnostics, the FDA may require premarket approval, 510(k) clearance, or authorization of a De Novo application of one or more in vitro companion diagnostics to identify patient populations suitable for Viracta’s therapeutic drug candidates. The review of these in vitro companion diagnostics in conjunction with the review of Viracta’s therapeutic drug candidates involves coordination of review by the FDA’s Center for Drug Evaluation and Research, or CDER, and by the FDA’s Center for Devices and Radiological Health, or CDRH, Office of In Vitro Diagnostics Device Evaluation and Safety.

The premarket approval, or PMA, process, including the gathering of clinical and manufacturing data and the submission to and review by the FDA involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee.

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a predicate device, which is a previously-cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a PMA application. The FDA’s 510(k) clearance process is subject to an application fee and may take more than 12 months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a 510(k) clearance application, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

If a new medical device does not qualify for the 510(k) clearance process because no predicate device to which it is substantially equivalent can be identified, the device must submit a PMA application unless the device is eligible for De Novo authorization. The De Novo process allows a manufacturer whose novel device would otherwise require premarket approval to request a risk-based assessment of its medical device to determine whether regulatory controls mitigate the risks of the device to provide a reasonable assurance of the device’s safety and effectiveness. The FDA may reject the De Novo application if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that adequate controls cannot be developed to mitigate the device’s risks.

Obtaining FDA premarket approval, 510(k) clearance, or De Novo authorization for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

After a device is placed on the market, it remains subject to significant regulatory requirements. Among other requirements, medical devices may be marketed only for the uses and indications for which they are cleared or approved, device manufacturers must establish registration and device listings with the FDA and a medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and the FDA also may inspect foreign facilities that export products to the U.S.

Other U.S. regulatory matters

Viracta’s current and future arrangements with healthcare providers, third-party payors, customers, and others may expose Viracta to broadly applicable fraud and abuse and other healthcare laws and regulations, which may affect the business or financial arrangements and relationships through which Viracta researches, sells, markets, and distributes any products for which Viracta obtains marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect Viracta ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug or medical device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the government may assert that a claim for health care items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•
the federal criminal False Claims Act and Civil Monetary Penalties Laws, and the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, and/or impose exclusions from federal health care programs and/or penalties for parties who engage in such prohibited conduct;
•
the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, also imposes obligations including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the FD&C Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (“CMS”) information regarding payments and other transfers of value to physicians, teaching hospitals, and other healthcare professionals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. In addition, the distribution of pharmaceutical and/or medical device products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical and/or medical device products. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act as well as other applicable consumer safety requirements.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

U.S. patent-term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of Viracta’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Viracta may apply for restoration of patent term for its currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FD&C Act also can delay the submission or the approval of certain applications. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies, chemistry, manufacturing and controls data and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness or generate such data themselves.

European Union drug development

Similar to the United States, the various phases of preclinical and clinical research (including any non-clinical research) in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (“NCA”), and one or more Ethics Committees (“ECs”). Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

European Union drug review and approval

In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the European Union and three European Free Trade Association States (Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations.

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates (“SPCs”) serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.

Coverage and reimbursement

Sales of Viracta’s products will depend, in part, on the extent to which its products will be covered by third-party payors, such as government healthcare programs, commercial insurance and managed healthcare organizations. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement of new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of Viracta’s products will be made on a payor-by-payor basis.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. Viracta may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of its products. As a result, the coverage determination process is often a time-consuming and costly process that will require Viracta to provide scientific and clinical support for the use of its products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of Viracta placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Viracta’s products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare reform

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the ACA, was passed which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the HHS Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (“AMP”), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Additionally, for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Although Viracta is aware of no pending constitutional challenges to the ACA, there is no certainty that further legal challenges will not be brought nor can there be any certainty of their outcome.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for Viracta’s products, if approved, and accordingly, Viracta’s financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Additionally, on November 20, 2020, HHS Office of Inspector General (“OIG”) issued a final rule eliminating the federal Anti-Kickback Statute safe harbors for rebates paid by manufactures to Medicare Part D plan sponsors, Medicaid managed care organizations, and those entities’ pharmacy benefit managers, the purpose of which is to further reduce the cost of drug products to consumers. The OIG created two new safe harbors for certain point-of-sale reductions in price on prescription pharmaceutical products and certain pharmacy benefit manager service fees. On December 2, 2020, OIG and CMS each issued a final rule that set forth modifications to the federal Anti-Kickback Statute, Civil Monetary Penalties Law and Physician Self-Referral Law (or the Stark Law) (respectively) regulations to remove regulatory barriers to value-based care arrangements. CMS’s final rule also clarifies and updates certain long-standing terms that appear throughout the Stark Law regulations. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which Viracta receives marketing approval. However, any negotiated prices for Viracta’s products covered by a Part D prescription drug plan likely will be lower than the prices Viracta might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. In addition, in September 2020, President Trump signed an executive order entitled “Lowering Drug Prices by Putting America First” (the “MFN Executive Order”). The MFN Executive Order provides that it is “the policy of the United States that the Medicare program should not pay more for costly Part B or Part D prescription drugs or biological products than the most-favored-nation price” within the member countries of the Organization for Economic Co-operation and Development (the “MFN Price”); and directs the Secretary of the HHS to implement rulemaking to test a payment model pursuant to which Medicare would pay no more than the MFN Price for certain drugs covered by Medicare Parts B and D. While the scope, details, and implementation of these contemplated executive actions (including whether and how their mechanism may differ from that of the proposed IPI drug pricing program discussed above) are not clear, this continues to signal that the U.S. administration intends to pursue new measures to constrain drug costs and Medicare payments for drugs. Similarly, various members of the current U.S. Congress have indicated that lowering drug prices continues to be a legislative and political priority, and some have introduced proposals aimed at drug pricing.

Human Capital

As of December 31, 2021, we employed 24 full-time employees. Our employees comprised 16 in research and development and 8 in general and administrative capacities. As of such date, all our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

We believe our employees are the driving force to achieving our business goals and growth strategy and we continuously monitor our demand for capable and talented people to support our mission. We invest in our employees through high-quality benefits, competitive compensation packages and practicing fair compensation practices. For our talent pipeline development, we work closely with individual business functions to provide training and hands-on support for managers and leaders, to assess talent and identify development opportunities. Our human capital strategy is overseen at the highest levels of our organization, from the Board of Directors and across our senior management.

Our Code of Business Conduct and Ethics ensures that our core values of respect, integrity, collaboration, innovation, trust, and excellence are applied throughout our operations. Our Code of Business Conduct and Ethics serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability.

Corporate Information

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Our principal executive offices are located at 2533 S. Coast Hwy. 101, Suite 210, Cardiff, California 92007. Our telephone number is (858) 400-8470. Our website address is https://www.viracta.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

We may announce material information to the public through filings with the SEC, our website, press releases, public conference calls, and public webcasts. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves numerous uncertainties and risks. In addition to the other information included in this Annual Report on Form 10-K, the following risks and uncertainties may have a material and adverse effect on our business, financial condition, results of operations, or stock price. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risk factors include, but are not limited to, statements concerning the following:

Risks related to our financial position:

•
our limited operating history and no products approved for commercial sale;
•
we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;
•
our ability to generate revenue and achieve profitability; and
•
we will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete the development and commercialization of our product candidates.

Risks related to the discovery, development and commercialization of our product candidates:

•
our future success is highly dependent on future revenues from our lead product candidate, nanatinostat in combination with valganciclovir (“Nana-val”), and we may be unable to complete development of, obtain approval for and commercialize Nana-val;
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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are currently conducting three clinical trials for our lead product candidate, Nana-val, in EBV+ lymphomas and EBV+ solid tumors. To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $114.8 million for the year ended December 31, 2021. As of December 31, 2021, we have an accumulated deficit of $165.7 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of December 31, 2021, we had $103.6 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditures into mid-2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), dated November 4, 2021, (the “SVB-Oxford Loan Facility”), we have borrowed $5.0 million and may be eligible to borrow up to an additional $45.0 million. The additional financing available under the SVB-Oxford Loan Facility is not expected to be sufficient to fund our future operations.

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings, none of which has been sold as of the date of filing this Annual Report on Form 10-K. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances, and shall automatically terminate upon the issuance and sale of all of the Shares. As of the date of filing this Annual Report on Form 10-K, no Shares have been issued pursuant to the Sales Agreement, and there is no guarantee that we will seek to or be successful in raising meaningful funding under the Sales Agreement. Even if we sell all of the Shares under the Sales Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including but not limited to any sales under the Sales Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we seek to raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, such as our license agreement with ImmunityBio, Inc., we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our future success is dependent on our ability to timely and successfully initiate and complete clinical trials, obtain marketing approval for and successfully commercialize Nana-val, our lead product candidate, for which, in June 2021, we announced the initiation of a Phase 2 clinical trial in EBV+ lymphoma and in October 2021, we announced the initiation of a Phase 1b/2 clinical trial in EBV+ solid tumors. We are investing the majority of our efforts and financial resources in the research and development of Nana-val for multiple indications. Our lead product candidate is a combination product candidate consisting of nanatinostat, a potent and selective small molecule inhibitor of class I histone deacetylases (“HDAC”), and valganciclovir, an FDA-approved anti-viral drug used to treat and prevent disease caused by a virus called cytomegalovirus (“CMV”) in people who have received organ transplants. In 2021, we reported final data from a Phase 1b/2 clinical trial evaluating Nana-val in patients with relapsed/refractory EBV+ lymphomas. Prior to these clinical trials, nanatinostat has been evaluated in one previous clinical trial as a monotherapy. Nana-val will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote Nana-val, or any other product candidate, before it receives marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of the Nana-val product candidate will depend on several factors, including the following:

•
the successful and timely initiation and completion of our ongoing and planned clinical trials of Nana-val;
•
addressing any delays in our clinical trials and additional costs incurred, including as a result of the coronavirus-19 (“COVID-19”) pandemic, those resulting from preclinical study delays and adjustment to our clinical trials;
•
the initiation and successful patient enrollment and completion of additional clinical trials of Nana-val on a timely basis, including the trial of Nana-val in patients with relapsed/refractory EBV+ lymphomas, and addressing any delays in enrollment and site initiation;
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

If there are delays in completing our clinical trials for Nana-val, including NAVAL-1, we will be delayed in commercializing Nana-val, our development costs may increase, and our business may be harmed.

In June 2021, we announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial, in relapsed/refractory EBV+ lymphomas. Following the initiation of NAVAL-1, we have faced challenges in site engagement and timely site initiations, in large part due to staffing shortages and the overall impact of the COVID-19 pandemic. Our product development costs could increase if we continue to experience delays in this or other trials. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize Nana-val or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on Nana-val and may harm our business, results of operations and prospects. Additional events that may result in a delay or unsuccessful completion of clinical development of Nana-val include, among other things:

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
•
changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or
•
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics, such as the COVID pandemic.

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

In addition to Nana-val, our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates other than Nana-val. Our product candidate pipeline also includes vecabrutinib, a clinical-stage product candidate, and VRx-510, a preclinical product candidate. We may explore future treatment therapies with vecabrutinib and continue to evaluate development opportunities with VRx-510. A product candidate can unexpectedly fail at any stage of preclinical and/or clinical development. For example, in the case of vecabrutinib, Sunesis decided not to move the program into Phase 2 after assessing the totality of the data including the 500 mg cohort, the highest dose studied in the trial, as Sunesis found insufficient evidence of activity in BTK inhibitor resistant-disease. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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
•
we may experience further delays due to the recent COVID-19 pandemic, including with respect to submission of NDAs, filing of investigational new drug (“IND”) applications and starting any clinical trials for other indications or programs; and
•
regulators revising the requirements for approving our product candidates.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary data from our ongoing Phase 1b/2 clinical trial of Nana-val in patients with EBV+ solid tumors. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic, and we are aware of certain Nana-val clinical trial sites that temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our Nana-val clinical trials and our regulatory submissions.

Patient enrollment may also be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

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

Our operations and financial results could be adversely impacted by the ongoing COVID-19 pandemic in the United States and the rest of the world.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and travel. COVID-19 has become a global pandemic, and as a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools were suspended as part of quarantines and other measures intended to contain this pandemic, and some continue to be limited. As the COVID-19 pandemic continues to persist, we may experience further disruptions that could severely impact our business and clinical trials, including:

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
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and availability of clinical site staff;
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

The global pandemic of COVID-19 continues to rapidly evolve. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk factors” section.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are developing Nana-val, which is a combination containing a product developed and commercialized by parties other than us and approved outside of oncology, which exposes us to additional risks.

We are developing Nana-val, which is a combination product candidate containing valganciclovir. Valganciclovir is an anti-viral that is approved by the FDA for the treatment and prevention of CMV retinitis in the setting of acquired immunodeficiency syndrome (“AIDS”) and post-solid organ transplantation, but valganciclovir is currently not approved for the treatment of cancers. The first generic version of valganciclovir was first approved in 2014. We currently have multiple ongoing clinical studies evaluating nanatinostat and valganciclovir in combination to evaluate its efficacy in patients with relapsed/refractory EBV+ malignancies. Patients may not be able to tolerate nanatinostat or valganciclovir in combination with each other or may have unexpected consequences. Even if the nanatinostat and valganciclovir combination were to receive marketing approval or be commercialized for the treatment of cancers, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of valganciclovir, or safety, efficacy, manufacturing or supply issues could arise with valganciclovir. This could result in the need to identify other antiviral drug candidates or Nana-val being removed from the market or being less successful commercially. If the FDA, EMA or other comparable foreign regulatory authorities do not revoke their approval of valganciclovir, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with valganciclovir, we may be unable to obtain approval of or successfully market Nana-val.

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

We are currently focusing the majority of our resources and efforts on developing Nana-val for particular indications and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential or may utilize our limited resources on research and development activities that do not yield a viable product candidate. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for Nana-val and other programs may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for Nana-val or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We are not aware of any FDA- or EMA-approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with four currently approved by the FDA for oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma, belinostat for the treatment of peripheral

T-cell lymphoma, and panobinostat for the treatment of multiple myeloma. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which is conducting a Phase 3 clinical trial and recently filed a MAA in the EU for Tab‐cel®, a product for virus-associated EBV. The EMA’s Committee for Medicinal Products for Human Use (CHMP) granted Tab‐cel® accelerated assessment and an EU approval decision is anticipated for the second half of 2022. AlloVir, which is conducting clinical trials for Viralym-M (ALVR105), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is planning to initiate several Phase 2 and Phase 3 trials for the treatment of various viruses, including EBV. Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (CAR) EBV-specific T cells (EBVSTs) for CD30 positive lymphomas in Phase 1, and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce alternative formulations of nanatinostat and/or valganciclovir into the trial. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including the federal healthcare programs, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford healthcare. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”) decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020 and began a transition period which expired on December 31, 2020.

In December 2020, the U.K. and the European Union agreed on a trade and cooperation agreement, under which the U.K. and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire European Union single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges.

Adverse consequences concerning Brexit or the future of the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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

We received orphan drug designation from the FDA for Nana-val for the treatment of EBV+ DLBCL, NOS, PTLD, plasmablastic lymphoma, and T-cell lymphomas. We may be unable to obtain regulatory approval for Nana-val for these orphan populations or any other orphan population, or we may be unable to successfully commercialize Nana-val for such orphan populations due to risks that include:

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

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

Further, the decision of the United Kingdom (“U.K.”) to leave the EU, often referred to as Brexit, has created uncertainty regarding data protection regulation in the U.K. In particular, while the U.K. has implemented legislation that implements and complements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, aspects of data protection regulation in the U.K., including with respect to cross-border data transfers, remain unclear in the medium to longer term following Brexit. The U.K.’s relationship with the EU may, for example, require us to implement additional safeguards relating to transfers of personal data from the EU to the U.K., which may require us to incur significant costs and expenses in an effort to do so. More generally, we may incur liabilities, expenses, costs, and other operational losses under GDPR and the privacy and data protection laws of applicable EU member states and the United Kingdom in connection with any measures we take to comply with them.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to covered recipients were expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to covered recipients were expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants and certified nurse-midwives.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

As of December 31, 2021, we had 24 full-time employees, including 16 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our current operations are located in California, and we or the third parties upon whom we depend, may be adversely affected by natural disasters or the COVID-19 pandemic, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, such as the COVID-19 pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in it being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidate or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our NOL carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020 and 2021. As of December 31, 2021, we had federal NOL carryforwards of approximately $147.5 million, which will begin to expire in 2027. In addition, we generated federal

NOL carryforwards of $107.2 million which do not expire. We also have available California NOL carryforwards of approximately $105.3 million as of December 31, 2021, which begin to expire in 2030.

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

Furthermore, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, it will achieve the revenues or specific net income that justifies such transaction. For example, in November 2018, we entered into a collaboration and license agreement (the “Salubris License Agreement”) with Shenzhen Salubris Pharmaceutical Co. Ltd. (“Salubris”), pursuant to which we granted Salubris an exclusive license, with the right to grant sublicenses, to our patent and know-how rights to develop and commercialize nanatinostat in combination with an antiviral drug, such as valganciclovir, for treatment, prevention, or diagnosis of virus-associated malignancies in humans and non-humans in the People's Republic of China (excluding Hong Kong, Macau, and Taiwan). However, the expected benefit of such transaction was not realized as, in August 2021, prior to receiving any milestones or royalties under the Salubris License Agreement, we entered into a Mutual Termination Agreement with Salubris (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Salubris License Agreement. Under the terms of the Termination Agreement, we paid Salubris a payment in the amount of $4.0 million on the effective date of the Termination Agreement, and all licenses granted by the Company to Salubris automatically terminated.

We depend on ImmunityBio to develop and commercialize our product candidate within its licensed field and territory, and we have limited control over how ImmunityBio will conduct development and commercialization activities for such product candidate.

Under the existing license agreement with ImmunityBio, we rely on ImmunityBio for a substantial portion of the financial resources and for the development, regulatory, and commercialization activities for the NK Covered Products, and we have limited control over the amount and timing of resources that ImmunityBio devotes to the NK Covered Products. In addition, payments associated with development, regulatory and commercial milestones that we may be eligible to receive, as well as royalties, will be dependent upon further advancement of the NK Covered Products by ImmunityBio. If these milestones are not met and if the NK Covered Products are not commercialized, we will not receive future revenues from the collaboration. ImmunityBio may fail to develop or effectively commercialize the NK Covered Products for a variety of reasons, including because: ImmunityBio does not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources or a change in strategic focus; ImmunityBio decides to pursue a competitive product developed outside of our collaboration; or ImmunityBio cannot obtain the necessary regulatory approvals.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate consolidated financial statements on a timely basis could be impaired.

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of its consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate consolidated financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Viracta corporate headquarters are located in Cardiff, California, where Viracta leases approximately 5,337 square feet of office space, under a lease that expires in August 2023 with an option to renew for an additional one-year term. Viracta believes that these existing facilities will be adequate for its near-term needs. If required, Viracta believes that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, Viracta may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Viracta its not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on Viracta because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol "VIRX."

Holders of Record

As of March 4, 2022, there were 62 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We expect to retain available cash to finance ongoing operations and the potential growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial conditions, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Securities Authorized for issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” under Item 1A of Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Please also see the section entitled “Forward-Looking Statements.”

Overview

Viracta is a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated malignancies. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating future development and collaboration opportunities for vecabrutinib in combination with chimeric antigen receptor (“CAR”) T-cell therapies and VRx-510 in multiple oncology indications.

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of R/R EBV+ lymphoma with centers in North America, Europe, and Asia-Pacific. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with relapsed or refractory disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. During Stage 2, Viracta anticipates discussing the preliminary results with the U.S. Food and Drug Administration (the “FDA”) and may amend the protocol to include additional patients as necessary to enable registration. Viracta anticipates providing an update on the first cohort(s) that have expanded into Stage 2 in the second half of 2022.

Viracta is also conducting a Phase 1b/2 trial of Nana-val for the treatment of EBV+ R/R lymphoma and final results from this trial were presented in an oral presentation at the 63rd American Society of Hematology (“ASH”) Annual Meeting in December 2021. The data demonstrated promising activity in multiple subtypes of heavily pre-treated, R/R EBV+ lymphoma patients, and a generally well-tolerated safety profile. Complete responses were observed in diffuse large B-cell lymphoma (“DLBCL”), T/NK-cell lymphoma (“T/NK-NHL”), and immunodeficiency-associated lymphoproliferative disorders (“IA-LPD”). The median duration of response was 10.4 months.

Viracta has received Fast Track Designation by the FDA for the treatment of R/R EBV+ lymphoid malignancies, in addition to orphan drug designations for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+DLBCL,NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphoma.

EBV+ Solid Tumors

In October 2021, Viracta announced the initiation of a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ R/M NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab (Keytruda). The Phase 1b dose escalation portion is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+ R/M NPC. In Phase 2, up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab, to evaluate safety, overall response rate, and potential pharmacodynamic markers. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort. Viracta anticipates providing preliminary clinical data from the trial in 2022.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, otherwise known as COVID-19, was reported in Wuhan, China. On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus pandemic. This pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the pandemic by instituting quarantines, mandating business and school closures, and restricting travel. The effects of the COVID-19 pandemic continue to rapidly evolve, and the full impact of the COVID-19 pandemic remains highly uncertain and subject to change. For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic. We have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations. The continued COVID-19 pandemic may negatively impact our workforce and our research and development activities. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

Research and Development Expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•
clinical and regulatory-related costs;
•
expenses incurred under agreements with contract research organizations (“CROs”);
•
manufacturing and stability testing costs and related supplies and materials; and
•
employee-related expenses, including salaries, benefits, travel, and share-based compensation expense.

The majority of our research and development expenses to date have been incurred in connection with the development of Nana-val. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development and commercialization of Nana-val is still highly uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of Nana-val, though such costs may be significant. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly traded company, including fees associated with investor relations and directors and officers liability insurance premiums. We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with potential commercialization of Nana-val and continue to incur additional costs associated with being a publicly traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. This process involves reviewing contract and purchase orders, reviewing the terms of vendor agreements, communicating with applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when it has not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice monthly in arrears for services performed.

Clinical Trial Costs and Accruals

We accrue clinical trial costs based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, our estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2021, we had federal and California tax net operating loss carryforwards of approximately $147.5 million and $105.3 million, respectively. The federal and California net operating loss carryforwards will begin to expire in 2027 and 2030, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of approximately $107.2 million do not expire and will carry forward indefinitely. As of December 31, 2021, we also had federal and California research and development tax credit carryforwards of $1.5 million and $1.8 million, respectively. Additionally, the Company has Orphan Drug Credit carryforwards of $7.3 million. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely. Furthermore, under the

U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed our analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carryforwards.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the fiscal years ended December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Research and development expenses	$23,861	$13,467	$10,394
Purchased and acquired in-process research and development	88,478	—	88,478
General and administrative expenses	15,437	5,348	10,089
Gain on Royalty Purchase Agreement	13,500	—	13,500

Research and development expenses. Research and development expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by approximately $10.4 million. The increase in research and development expenses was primarily due to increases in costs incurred to support the initiation of the NAVAL-1 and solid tumor trials as well as an increase in headcount and non-cash share-based compensation.

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

General and administrative expenses. General and administrative expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by approximately $10.1 million. The increase was largely due to significant and non-recurring costs associated with the Merger, in addition to incremental costs associated with being a publicly traded company, including legal fees, audit fees, consulting expenses, filing fees and increased directors and officer’s insurance costs, as well as an increase in non-cash share-based compensation.

Gain on royalty purchase agreement. The gain was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Liquidity and Capital Resources

As of December 31, 2021, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of December 31, 2021, had an accumulated deficit of approximately $165.7 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional equity through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of December 31, 2021, we had cash and cash equivalents of approximately $103.6 million and working capital of approximately $96.2 million. In February 2021, as noted below, we completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, we received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. We also received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC, as discussed in the financial statement footnotes. In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. As of the date of the filing of this Annual Report on Form 10-K, no shares have been sold pursuant to the Sales Agreement.

On November 4, 2021, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”) for up to $50.0 million. In connection with entering the new $50.0 million credit facility, we and SVB agreed to terminate our prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was relieved under this new $50.0 million credit facility. The Loan Agreement was accounted for as a modification based on the effect of the changes in terms from the original SVB Loan Agreement. Under the terms of the $50.0 million credit facility, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and we are under no obligation to draw funds in the future.

Based on our current financial position and business plan, management believes that our existing cash and cash equivalents, as well as our credit facility, will be sufficient to fund our planned operations for at least twelve months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K.

We expect to continue to incur expenses and increase operating losses for at least the next several years. In the near-term, we anticipate incurring costs as we:

•
conduct ongoing and planned development activities;
•
initiate pre-approval and pre-commercialization activities for our lead product candidate;
•
continue the preparation of the commercial manufacturing process;
•
maintain, expand, and protect our intellectual property portfolio; and
•
continue to fund the additional accounting, legal, insurance and other costs associated with being a public company.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(18,851)	$(16,054)
Net cash provided by (used in) investing activities	12,891	(55)
Net cash provided by financing activities	62,425	44,980
Net increase in cash and cash equivalents	$56,465	$28,871

Operating Activities. Cash used in operating activities was $18.9 million for the year ended December 31, 2021, as compared to cash used in operating activities of $16.1 million for the year ended December 31, 2020. This change was primarily due to operating results, which included the $13.5 million cash inflow associated with the Royalty Purchase Agreement with XOMA (US) LLC, and recorded into income in the period.

Investing Activities. Net cash provided by investing activities was $12.9 million for the year ended December 31, 2021, compared to cash used in investing activities of $0.1 million for the year ended December 31, 2020. This change was a result of the cash and cash equivalents acquired in the Merger offset by purchases of property and equipment and in-process research and development.

Financing Activities. Net cash provided by financing activities was $62.4 million for the year ended December 31, 2021 compared to cash provided by financing activities of $45.0 million for the year ended December 31, 2020. These amounts substantially reflect the net proceeds of the respective financing transactions closed in 2021 and 2020, respectively.

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

•
FDA may disagree with the design of our future clinical trials if any are necessary;
•
we may experience variability in subjects, adjustments to clinical trial procedures and inclusion of additional clinical trial sites;
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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

Contractual Obligations and Commitments

We enter into short-term and cancellable agreements in the normal course of operations with clinical sites and contract research organizations, or CROs, for clinical research studies, professional consultants and various third parties for preclinical research studies, clinical supply manufacturing and other services through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be cancelled upon prior notice of 90 days or less. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

On March 22, 2021, we entered into the Royalty Purchase Agreement with XOMA (US) LLC, pursuant to which, XOMA (US) LLC paid us an upfront payment of $13.5 million for the right to receive future milestones and royalties that we are entitled to receive under the terms of a license agreement with DOT Therapeutics-1, Inc. dated December 16, 2019 and a license agreement with Denovo Biopharma LLC dated December 5, 2019, net of certain obligations we have to a third party. Pursuant to the Royalty Purchase Agreement, we (directly or through a wholly owned subsidiary) are also eligible to receive an up to $20.0 million pre-commercialization, event-based milestone.

For descriptions of additional contractual obligations and commitments, see the section titled “Commitments and Contingencies” and "Debt" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on the pages indicated in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by SEC Rule 13a-15(b), as of December 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Managements Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company and non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Item 9B. Other Information.

Annual Meeting of Stockholders

Our annual meeting of stockholders will be held at 10:00 a.m. Pacific Time on Wednesday, June 8, 2022, as a virtual meeting. Holders of record at the close of business on Tuesday, April 19, 2022, will be entitled to vote at the meeting.

Pursuant to the provisions of the Company’s Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must have given timely notice in writing to the secretary and any such nomination or proposed business must constitute a proper matter for stockholder action. Under the Company’s Bylaws, to be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the corporation not less than one hundred twenty (120) calendar days before the one year anniversary of the date on which the corporation first mailed its proxy statement to stockholders in connection with the previous year’s annual meeting of stockholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date of the prior year’s meeting, notice by the stockholder to be timely must be so received not later than the close of business on the later of one hundred twenty (120) calendar days in advance of such annual meeting and ten (10) calendar days following the date on which public announcement of the date of the meeting is first made. Because the Company did not hold an annual meeting last year, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the Annual Meeting is March 26, 2022, which is 10 days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the Annual Meeting, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, the Company has determined that March 26, 2022 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Company’s Bylaws or submitting a proposal pursuant to Rule 14a-8.

Executive Incentive Compensation Plan

Effective March 14, 2021, we adopted an Executive Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan became effective on the business day immediately prior to the effective date of the registration statement of which this prospectus forms a part. Our Incentive Compensation Plan will allow our compensation committee (or other committee designated by our board of directors) to grant incentive awards, generally payable in cash, to employees selected by our compensation committee, including our executive officers, based upon performance goals established by our compensation committee.

Under our Incentive Compensation Plan, our compensation committee will determine the performance goals applicable to any award, which goals may include, without limitation, goals related to research and development, regulatory milestones or regulatory-related goals, financial milestones, new product or business development, other product release milestones, publications, cash flow, internal structure, leadership development, project, function or portfolio-specific milestones, license or research collaboration agreements, capital raising, patentability and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.

The compensation committee will administer our Incentive Compensation Plan and will, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it will not be required to establish any allocation or weighting with respect to the factors it considers.

Actual awards generally will be paid in cash (or its equivalent) only after they are earned, and, unless otherwise determined by the administrator, to earn an actual award a participant must be employed by us through the date the actual award is paid. The administrator of the Incentive Compensation Plan may reserve the right to settle an actual award with a grant of an equity award under our then-current equity compensation plan, which equity award may have such terms and conditions, including vesting, as the administrator determines. Payment of awards will occur as soon as practicable after they are earned, but no later than the dates set forth in our Incentive Compensation Plan.

Awards under our Incentive Compensation Plan are subject to any clawback policy of ours, which we may be required to adopt from time to time to comply with applicable laws. The administrator also may impose such other clawback, recovery or recoupment provisions with respect an award under our Incentive Compensation Plan as the administrator determines necessary or appropriate, including for example, reduction, cancellation, forfeiture or recoupment upon a termination of a participant’s employment for cause. Certain participants may be required to reimburse us for certain amounts paid under an award under our Incentive Compensation Plan in connection with certain accounting restatements we may be required to prepare due to our material noncompliance with any financial reporting requirements under applicable securities laws, as a result of misconduct.

Our board of directors and our compensation committee will have the authority to amend, suspend or terminate our Incentive Compensation Plan, provided such action does not impair the existing rights of any participant with respect to any earned awards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our internet website at https://www.viracta.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

Information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
Financial Statements. The following consolidated financial statements of Viracta Therapeutics, Inc., together with the report thereon of Ernst & Young LLP (PCAOB ID No. 42), an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

(2)
Those financial statement schedules.

None.

(3)
Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the signature page and is incorporated herein by reference

(b) See Exhibit Index

(c) See item (15(a)(2) above.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Viracta Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viracta Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reverse merger asset acquisition accounting

Description of the Matter

As described in Note 7 to the consolidated financial statements, on February 24, 2021, the Company completed a reverse merger transaction with Sunesis Pharmaceuticals, Inc. (“Sunesis”). The Company was determined to be the accounting acquirer of Sunesis and the merger was accounted for as an asset acquisition. The fair value of the asset acquisition total consideration was $103 million, which included net assets of $19 million and acquired in-process research and development (“IPR&D”) of $84 million.

Auditing the Company’s accounting for the reverse merger was challenging because of the judgment involved in evaluating whether the transaction met the criteria of a business combination or an asset acquisition. The subjective considerations included whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets and if the acquired entity consisted of inputs and processes applied to those inputs that had the ability to contribute to the creation of outputs.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for its reverse merger with Sunesis, we performed audit procedures that included, among others, assessing management’s conclusion that the transaction be treated as an asset acquisition with the Company as the acquiring entity. We inspected minutes of board of directors’ meetings, executed transaction agreements, and other information to assess the nature and structure of the transaction to determine if there were processes and/or activities with inputs that would be sufficient to constitute a business.

Clinical trial and contracts accruals

Description of the Matter

During the year ended December 31, 2021, the Company incurred $23.9 million for research and development expense and as of December 31, 2021, the Company accrued $3.4 million for clinical trial and contract expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with contract research organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for clinical trial and contract accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel.

How We Addressed the Matter in Our Audit

To test the completeness of the Company’s clinical trial and contracts accruals, among other procedures, we obtained supporting evidence of the research and development activities performed for clinical trial and research and development contracts. We corroborated the progress of significant research and development activities through discussion with the Company’s personnel that oversee the research and development projects, and inspection of the Company’s contracts and related amendments with third parties. To verify the appropriate measurement of clinical trial and contracts accruals, we compared the costs for a sample of transactions against the related invoices and contracts, evaluated the Company’s documentation of timelines and future projections of contract progress, and confirmed certain amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial and contracts accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 16, 2022

Viracta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$103,554	$47,089
Prepaid expenses and other current assets	1,719	110
Total current assets	105,273	47,199
Property and equipment, net	242	44
Operating lease right-of-use asset	640	986
Other assets	2,397	76
Total assets	$108,552	$48,305
Liabilities and stockholders’ equity (deficit)
Current Liabilities:
Accounts payable	$2,901	$1,557
Accrued expenses	5,802	3,362
Operating lease liabilities	381	334
Current portion of long-term debt	—	1,031
Total current liabilities	9,084	6,284
Long-term debt, net	4,819	4,155
Operating lease liabilities, less current portion	278	658
Preferred stock warrant liability	—	106
Commitments and contingencies
Series A-1 Convertible Preferred Stock, $0.0001 par value; 4,819,012 shares authorized, 4,819,012 shares issued and outstanding as of December 31, 2020; liquidation preference of $13,720,612 at December 31, 2020	—	2,968
Series B Convertible Preferred Stock, $0.0001 par value; 2,788,249 shares authorized, 2,788,249 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,811,782 at December 31, 2020	—	15,484
Series C Convertible Preferred Stock, $0.0001 par value; 1,587,722 shares authorized, 1,587,722 shares issued and outstanding as of December 31, 2020; liquidation preference of $10,695,494 at December 31, 2020	—	9,392
Series D Convertible Preferred Stock, $0.0001 par value; 2,240,916 shares authorized, 2,224,329 shares issued and outstanding as of December 31, 2020; liquidation preference of $16,774,988 at December 31, 2020	—	16,589
Series E Convertible Preferred Stock, $0.0001 par value; 7,472,730 shares authorized, 7,392,240 shares issued and outstanding as of December 31, 2020; liquidation preference of $39,999,997 at December 31, 2020	—	38,869
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021; 10,248 shares issued and outstanding as of December 31, 2021	5,452	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,424,863 and 905,987 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	254,592	4,714
Accumulated deficit	(165,677)	(50,915)
Total stockholders’ equity (deficit)	94,371	(46,200)
Total liabilities and stockholders’ equity (deficit)	$108,552	$48,305

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$23,861	$13,467
Purchased and acquired in-process research and development	88,478	—
General and administrative	15,437	5,348
Total operating expenses	127,776	18,815
Gain on Royalty Purchase Agreement	13,500	—
Loss from operations	(114,276)	(18,815)
Other income (expense):
Gain on forgiveness of PPP Loan	257	—
Interest income	38	48
Interest expense	(491)	(216)
Other expense	(290)	(34)
Total other expense	(486)	(202)
Net loss and comprehensive loss	$(114,762)	$(19,017)
Net loss per share of common stock, basic and diluted	$(3.60)	$(58.56)
Weighted-average shares used to compute basic and diluted net loss per share	31,870,067	324,728

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2019	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	—	$—	—	$—	72	$—	$3,515	$(31,898)	$(28,383)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	830	1	847	—	848
Vesting of early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	4	—	4	—	4
Issuance of convertible preferred stock net issuance cost	—	—	—	—	—	—	—	—	7,392	38,869	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,017)	(19,017)
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	411	—	339	—	339
Vesting of early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	4	—	3	—	3
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	107	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,542	—	5,542
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(114,762)	(114,762)
Balance December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,425	$4	$254,592	$(165,677)	$94,371

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(114,762)	$(19,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP Loan	(257)	—
Acquired in-process research and development	84,478	—
Purchased in-process research and development	4,000	—
Share-based compensation expense	5,542	348
Depreciation and amortization	178	32
Change in fair value of preferred stock warrant liability	290	12
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,045)	(28)
Other assets	884	(49)
Accounts payable	922	969
Accrued liabilities	907	1,674
Lease liabilities, net	12	5
Net cash used in operating activities	(18,851)	(16,054)
Investing activities
Purchase of property and equipment	(252)	(55)
Purchase of in-process research and development	(4,000)	—
Cash acquired in connection with the Merger	17,143	—
Net cash provided by (used in) investing activities	12,891	(55)
Financing activities
Proceeds from debt, net of issuance costs	(234)	5,260
Issuance of common stock, net of issuance costs	62,320	851
Issuance of preferred stock for cash, net of offering costs	—	38,869
Exercise of warrants and stock options to purchase common stock	339	—
Net cash provided by financing activities	62,425	44,980
Net increase in cash and cash equivalents	56,465	28,871
Cash and cash equivalents at beginning of period	47,089	18,218
Cash and cash equivalents at end of period	$103,554	$47,089
Supplemental disclosure of cash flow information
Interest paid	$343	$115
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,106
Noncash financing activities
Warrants issued in connection with debt	$—	$94
Warrant liability reclassification to equity	$396	$—
Issuance of convertible preferred stock upon Merger	$5,452	$—
Conversion of convertible preferred stock into common stock upon Merger	$83,302	$—
Issuance of common stock upon Merger	$97,982	$—

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Merger Transaction between Private Viracta Therapeutics, Inc. and Sunesis Pharmaceuticals, Inc. and Name Change

On November 29, 2020, the Company, then operating as Sunesis Pharmaceuticals, Inc., entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with privately-held Viracta Therapeutics, Inc. (“Private Viracta”) and Sol Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On February 24, 2021, transactions contemplated by the Merger Agreement were completed, and Merger Sub merged into Private Viracta, with Private Viracta as surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Sunesis changed its name to Viracta Therapeutics, Inc. On February 25, 2021, the combined company’s common stock began trading on The Nasdaq Global Select Market under the ticker symbol “VIRX”.

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

This transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as Viracta was considered to be acquiring Sunesis and the Merger was accounted for as an asset acquisition, even though Sunesis was the legal acquirer and the issuer of the common stock in the Merger. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Viracta’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Private Viracta designated a majority of the members of the initial board of directors of the combined company, and (iii) Private Viracta’s senior management holds all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of Sunesis were recorded at their acquisition-date relative fair values in the accompanying consolidated financial statements of the Company and the reported operating results prior to the Merger are those of Private Viracta.

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

On February 24, 2021, in connection with, and prior to the completion of, the Merger, the Company effected a 3.5-for-one reverse stock split of its then outstanding common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. Unless otherwise noted herein, references to share and per-share amounts give retroactive effect to the Reverse Stock Split and the Exchange Ratio which was effectuated upon the Merger.

Liquidity and Risks

As of December 31, 2021, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2021, had an accumulated deficit of $165.7 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional equity through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of December 31, 2021, the Company had cash and cash equivalents of approximately $103.6 million and working capital of $96.2 million. In February 2021, as disclosed above, Private Viracta completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, the Company received approximately $17.1 million in cash and cash equivalents in the Merger previously discussed. Finally, in March 2021, the Company received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC (see Note 5).

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”) for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances.

Based on the Company’s current financial position and business plan, management believes that its existing cash and cash equivalents, as well as its credit facility, will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these consolidated financial statements.

The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company’s clinical trials, employees, and vendors. At this point, the degree to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain. A continued and prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.

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

Property and Equipment

Property and equipment, which consisted of office equipment, were stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method. Leasehold improvements were amortized over the shorter of their estimated useful lives or the lease term.

Leases

The Company classifies leases as either operating or finance leases at inception and as necessary at modification. Leased assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.

Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities on the Company’s balance sheets. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease to discount lease payments; however, when the rate is not readily determinable, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The operating lease ROU asset also includes any initial direct costs, lease payments made prior to lease commencement, and lease incentives received. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. The Company’s lease terms are the noncancelable period and may include options to extend the lease when it is reasonably certain that it will exercise that option. Lease cost for lease payments is recognized on a straight-line basis over the lease term. The Company does not separate lease and non-lease components.

The Company does not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those goods and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when or as the Company satisfies the performance obligation(s).

At contract inception, the Company assesses the goods and services promised within each contract and assesses whether each promised good or service is distinct and determines that those are performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when the Company determines there are no uncertainties regarding payment terms or transfer of control.

Collaborative Arrangements

The Company evaluates collaboration arrangements to determine whether units of account within the collaboration arrangement exhibit the characteristics of a vendor and customer relationship. For arrangements and units of account where a customer relationship exists, the Company applies the revenue recognition guidance. The Company enters into collaborative arrangements with partners that may include payment to the Company of one or more of the following: (i) license fees; (ii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iii) royalties on net sales of licensed products.

If a contract has multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation in an amount that reflects the consideration the Company is entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) the Company transfers control of the product or the service applicable to such performance obligation. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.

Milestone Payments

At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. If it is probable that a milestone event would occur at the inception of the arrangement, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company evaluates the probability of achievement of such milestones and any related constraint(s), and if necessary, may adjust the Company’s estimate of the overall transaction price. To date, the Company has not recognized any milestone revenue resulting from its collaborative arrangements.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, the Company recognizes revenue when the related sales occur. To date, the Company has not recognized any royalty revenue resulting from its collaborative arrangements.

Clinical Trial and Contracts Accruals

The Company accrues clinical trial costs based on work performed. In determining the amount to accrue, the Company relies on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. The Company follows this method because it is believed to be reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that have been accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs consist primarily of salaries and other personnel-related expenses, including share-based compensation; facility-related expenses; and services performed by clinical research organizations, research institutions, and other outside service providers.

The Company makes estimates of its accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. This process involves reviewing contract and purchase orders, reviewing the terms of vendor agreements, communicating with applicable personnel to identify services that have been performed on the Company's behalf and estimating the level of service performed and the associated cost incurred for the services when it has not yet been invoiced or otherwise notified of actual cost. The majority of the Company's service providers invoice monthly in arrears for services performed.

Income Taxes

Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.

In accordance with the accounting standards for uncertain tax positions, the Company evaluates the recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Share-Based Compensation

The Company accounts for share-based compensation expense related to stock options granted to employees, members of the board of directors, and outside consultants by estimating the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The Company accounts for restricted stock units (“RSUs”) by determining the fair value of each restricted stock unit based on the closing market price of the common stock on the date of grant. The Company recognizes share-based compensation on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. The estimate of fair value for share-based compensation for stock options requires management to make estimates and judgments about, among other things, employee exercise behavior and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at December 31, 2021 and December 31, 2020.

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

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair values for these financial instruments due to their short maturities. The money market funds, classified as cash equivalents, are Level 1 and had an amortized cost and estimated fair value of $14.9 million as of December 31, 2021. The Company had no money market funds prior to 2021.

The preferred stock warrant liability, a level 3 fair value measurement, was $0 as of December 31, 2021, due to the reclassification to equity, and $106,000 as of December 31, 2020. The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2021. The Company had no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020, other than the preferred stock warrant liability.

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

The following table provides a reconciliation of the preferred stock warrant liability measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2020	$106
Change in fair value of preferred stock warrant liability	290
Reclassification to equity	(396)
Balance at December 31, 2021	$—

Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants to purchase common stock for nominal consideration outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding common stock equivalents. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company's net loss position.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2021	2020
Shares issuable upon conversion of preferred stock	292,799	18,811,552
Common stock options and RSUs outstanding	4,797,240	1,127,842
Warrants to purchase preferred stock	—	23,100
Warrants to purchase common stock	23,100	—
Total excluded securities	5,113,139	19,962,494

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. The amendments in this ASU are effective for the Company on January 1, 2024, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified retrospective transition method that allows for a cumulative-effect adjustment in the period of adoption. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU will be effective for the Company for the annual periods beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU 2021-08 in the fourth quarter of 2021 with no material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company will adopt as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and as a result, based on the Company's preliminary assessment, do not believe any will have a material impact on the consolidated financial statements or related footnote disclosures.

3. Collaboration and License Agreements

Shenzhen Salubris Pharmaceuticals Co. Ltd. License Agreement

On November 30, 2018, the Company entered into a License Agreement (the “Salubris Agreement”) with Shenzhen Salubris Pharmaceutical Co. Ltd., (“Salubris”), pursuant to which the Company granted an exclusive, royalty-bearing license, with the right to grant sublicenses to Salubris to research, develop, use, make, have made, sell, offer for sale, have sold, import, and otherwise commercialize nanatinostat in combination with an antiviral drug such as valganciclovir in the Republic of China, excluding Hong Kong, Macau, and Taiwan.

On August 19, 2021, the Company, through its wholly-owned subsidiary, Viracta Subsidiary, Inc., entered into a Mutual Termination Agreement with Salubris, effective August 20, 2021 (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Salubris Agreement. Under the terms of the Termination Agreement, the Company paid Salubris a payment in the amount of $4.0 million on the effective date of the Termination Agreement, and all licenses granted by the Company to Salubris automatically terminated. The Company recorded the $4.0 million payment as purchased and acquired in-process research and development in the statement of operations and comprehensive loss for the year ended December 31, 2021.

ImmunityBio License Agreement

On May 1, 2017, the Company entered into a License Agreement (the “NK Agreement”) with ImmunityBio, Inc., formerly NantKwest, Inc. (“ImmunityBio”) whereby the Company granted an exclusive worldwide license to ImmunityBio and its affiliates to develop and commercialize nanatinostat for use in combination with NK cell immunotherapies. ImmunityBio will be responsible for conducting all necessary studies, including safety studies and clinical trials necessary in connection with seeking regulatory approvals to market the product in any territory. If ImmunityBio requires nanatinostat, the Company has the right to manufacture nanatinostat to be sold as part of a therapeutic product utilizing nanatinostat at a transfer price related to Viracta’s cost to ImmunityBio.

In accordance with the NK Agreement, the Company is also eligible to receive up to a total of $100.0 million in milestone payments, with respect to the licensed products. The Company is eligible to earn tiered royalties on net sales of licensed products by ImmunityBio, its affiliates or sublicensees, ranging from the low to mid-single digits. The Company has recognized no revenue from milestones (variable consideration), which are fully constrained, or royalties to date.

Unless earlier terminated, the NK Agreement will continue until the expiration of all applicable royalty terms on a product-by-product and country-by-country basis. There are no performance, cancellation, termination, or refund provisions in the arrangement that contain material financial consequences to the Company.

4. Financial Statement Details

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and benefits	$1,695	$1,501
Accrued clinical trial and contract expenses	3,380	1,095
Accrued professional services and expenses	180	716
Other accrued expenses	547	50
Total accrued expenses	$5,802	$3,362

5. XOMA Transaction

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

6. Debt

Loan Agreement

On July 30, 2020, Private Viracta and Silicon Valley Bank (the “Lender”) entered into a loan and security agreement (the “SVB Loan Agreement”), providing for up to $15.0 million in four tranches. Upon entering into the SVB Loan Agreement, Private Viracta borrowed $5.0 million.

The loan was due on the scheduled maturity date of July 1, 2024 and had an interest only period through January 31, 2022, followed by 30 equal monthly payments of principal plus accrued interest commencing on February 1, 2022. The per annum interest rate for any outstanding loan was the lesser of (i) 10%, or (ii) the greater of (A) 3.5% above the prime rate or (B) 6.75%. The interest rate as of December 31, 2020 was 6.75% per annum. In addition, a final payment of 7.0% of the amount of the loan drawn was due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment was accrued through interest expense using the effective interest method. The debt issuance costs and warrants issued (Note 8) were accounted for as a debt discount. The debt discount was being amortized as interest expense over the term of the loan using the effective interest method. If the Company elected to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance was also due, depending upon when the prepayment occurs. No prepayment fee is charged if the credit is replaced with a new facility from the same bank.

On November 4, 2021, the Company entered into a new loan and security agreement with SVB and Oxford (the “Loan Agreement”) for up to $50.0 million. In connection with entering the new $50.0 million credit facility, the Company and SVB agreed to terminate the Company’s prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was relieved under this new $50.0 million credit facility. The Loan Agreement was accounted for as a modification based on the effect of changes in terms from the original SVB Loan Agreement. Under the terms of the $50.0 million credit facility, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company is under no obligation to draw funds in the future.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the Loan Agreement, repayment of the loan is interest only through December 31, 2023, and, upon completion of the certain milestones, the interest only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs. If the Company elects to not draw certain portions of the loan, the Company will incur a 3% fee of the undrawn portion.

The Company is subject to customary affirmative and restrictive covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than the Company's intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of December 31, 2021, the Company was in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of December 31, 2021.

The following table summarizes future principal payments (in thousands) under the terms of the Loan Agreement:

Year Ending December 31,
2022	$—
2023	—
2024	1,714
2025	1,714
Thereafter	1,572
Total future principal payments	5,000
Unamortized discount	(181)
Total, net	$4,819

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

All or a portion of the PPP Loan was potentially eligible for forgiveness by the U.S. Small Business Administration (“SBA”) upon the Company’s application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and PPP Flexibility Act, loan forgiveness was available for the sum of documented payroll costs, covered mortgage interest, covered rent payments and covered utilities during the 24-week period beginning on the date of loan disbursement. In the event the PPP Loan, or any portion thereof, was forgiven pursuant to the PPP, the amount forgiven would be applied to outstanding principal and would include accrued interest.

The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments, and sought forgiveness in accordance with the program in late 2020.

In June 2021, the Company received notification from the SBA that the Company's Forgiveness Application of the PPP Loan and accrued interest, totaling $0.3 million, was approved in full and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan for the year ended December 31, 2021.

7. Merger

The Merger, which closed on February 24, 2021, was accounted for as a reverse asset acquisition pursuant to Topic 805, Business Combinations, as substantially all of its fair value was concentrated in cash, working capital, and IPR&D. As the IPR&D assets had no alternative future use, the fair value attributable to these assets was recorded as acquired IPR&D in the Company’s consolidated statements of operations for the year ended December 31, 2021.

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

8. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of December 31, 2021 and December 31, 2020 was 37,424,863 and 905,987, respectively.

Concurrent Financing

On February 24, 2021, immediately prior to the closing of the Merger, the Company completed the February 2021 private placement offering of an aggregate of 12,012,369 shares of common stock for gross proceeds of $65.0 million and incurred fees and other offering costs of approximately $2.7 million.

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

Sales, if any, of the Shares pursuant to the Sale Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market, or sales made into any other existing trading market for the Common Stock. The Sales Agent is not required to sell any specific amount of securities, but will act as the Company’s sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). As of December 31, 2021, the Company has incurred legal and accounting costs of $0.1 million related to the Sales Agreement. As of December 31, 2021, no shares had been issued pursuant to the Sales Agreement.

Convertible Preferred Stock

On November 25, 2020, the Company completed a Series E Preferred Stock equity financing, issuing 7,392,240 shares at a price per share of $5.41, which yielded gross proceeds of approximately $40.0 million. The Series E Preferred Stock was convertible into common stock at any time prior to the Merger. The number of shares of common stock that will be issued upon such conversion is determined by dividing its original issuance price by the applicable conversion price.

Liquidation Preference

The outstanding shares would have been entitled to certain liquidation preferences according to their agreements, in the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary. Series E Preferred Stock held liquidation preference priority over Series D Preferred Stock, Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock. Series D Preferred Stock held liquidation preference priority over Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock. Series C Preferred Stock held liquidation preference priority over both Series B Preferred Stock and Series A-1 Preferred Stock. Series B Preferred Stock held priority over Series A-1 Preferred Stock.

If, upon the occurrence of such event, the proceeds distributed among the holders of the Series E Preferred Stock, the Series D Preferred Stock, the Series C Preferred Stock, the Series B Preferred Stock, and the Series A-1 Preferred Stock would have been insufficient to permit the full payment of the aforementioned preferential amounts to each holder of convertible preferred stock, then the entire proceeds legally available for distribution to the convertible preferred stock would have been distributed ratably among the holders of the Series E Preferred Stock, Series D Preferred Stock, Series C Preferred Stock, the Series B Preferred Stock, and the Series A-1 Preferred Stock in proportion to the full preferential amount that each such holder of convertible preferred stock was otherwise entitled to receive.

Upon completion of the distributions required by the above-mentioned liquidation preferences, any remaining proceeds would have been distributed among the holders of Series E Preferred Stock, Series D Preferred Stock, Series C Preferred Stock, Series B Preferred Stock, Series A-1 Preferred Stock and common stock pro rata based on the number of shares of common stock held by each, assuming full conversion of the Series E Preferred Stock, Series D Preferred Stock, Series C Preferred Stock, the Series B Preferred Stock, and the Series A-1 Preferred Stock, to common stock at the then-effective conversion price for such shares.

Dividends

The holders of shares of Series E Preferred Stock, Series D Preferred Stock, Series C Preferred Stock, Series B Preferred Stock, and Series Preferred Stock would have been entitled to receive dividends, out of any assets legally available, prior and in preference to any declaration or payment of any dividend on the common stock, in an amount at least equal to 8% per annum of the Series E original issue price, Series D original issue price, Series C original issue price, the Series B original issue price and the Series A-1 original issue price, respectively, all subject to adjustment from time to time for recapitalizations, payable when and if declared by the Company’s board of directors. The Company did not declared any dividends on its convertible preferred stock.

Voting

The holder of each share of Series E Preferred Stock, Series D Preferred Stock, Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock would have been entitled to one vote for each share of common stock into which such preferred stock could then be converted and, with respect to such vote, such holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock and would have been entitled to notice of any stockholders’ meeting in accordance with the Company’s bylaws.

The Company was a party to a voting agreement with certain holders of its capital stock. The parties to the voting agreement had agreed, subject to certain conditions, to vote the shares of the Company’s capital stock held by them so as to elect the following individuals as directors: (1) two individuals designated by the holders of a majority of the outstanding shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, (2) one individual who is an industry expert designated by the holders of a majority of the outstanding shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, voting together as a single class and on an as-converted to Common Stock basis, (3) one individual designated by certain Series E holder, so long as that holder owns any shares of Series E Preferred Stock, (4) one individual designated by the holders of a majority of the outstanding shares of Series E Preferred Stock, (5) one individual who is an industry expert designated by the holders of a majority the outstanding shares of Series E Preferred Stock, and (6) the Company’s Chief Executive Officer.

Upon the consummation of the merger with Sunesis Pharmaceuticals, Inc., the obligations of the parties to the voting agreement to vote its shares so as to elect these nominees, as well as the other rights and obligations under this agreement, terminated and none of the Company’s stockholders have any special rights regarding the nomination, election or designation of members of the combined company’s board of directors.

Redemption

The Company’s convertible preferred stock were not explicitly redeemable or at a specified date in the future. The convertible preferred stock were presented outside of stockholders’ equity because in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock were redeemable at the option of the holders. As these deemed liquidation events were not probable of occurring, the Company did not adjust the carrying values of the convertible preferred stock.

Automatic Conversion - Merger

Upon the closing of a sale of shares of common stock in a public offering, all outstanding shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were automatically converted into shares of common stock at the then effective conversion price, given that (a) the offering results in gross proceeds to the Company of at least $40.0 million before underwriting discount and commissions, and (b) the shares of common stock were listed for trading on the NASDAQ Global Market. In connection with the closing of the merger and the concurrent private placement of common stock, the holders of the Company’s preferred stock waived their right to exchange their shares into any class of stock other than common and converted to common stock immediately prior to the closing of the concurrent private placement of common stock.

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock. As of December 31, 2020, Private Viracta’s convertible preferred stock was classified as temporary equity on the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of Private Viracta’s control, including liquidations, sale or transfer of control of Private Viracta. Private Viracta did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because the occurrence of any such change of control event was not deemed probable.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of December 31, 2021, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

The Series E Stock and Series F Stock are non-voting Series E and Series F Convertible Preferred Stock at a stated price of $500 and $600 per share, respectively. Each share of non-voting Series E Stock and Series F Stock is convertible at a conversion ratio equal to the stated price divided by the conversion price, which is $17.50 per share and $21.00 per share, respectively, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series E and Series F Stock will receive a payment before any proceeds are distributed to the holders of Common Stock. Shares of Series E and Series F Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of this outstanding Series E Stock will be required to amend the terms of the Series E and Series F Stock. Shares of the Series E and Series F Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, and will rank:

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price was $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of December 31, 2021, Common Warrants to purchase 86,209 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2021 and 2020 as their exercise price is for nominal consideration.

In July 2020, the Company issued warrants exercisable for 206,440 pre-merger shares of Series E preferred stock, at a pre-merger exercise price of $0.6055 per share, to Silicon Valley Bank in conjunction with the Company’s entry into the SVB Loan Agreement (the “Lender Warrants”). Upon completion of the Merger, the Lender Warrants became exercisable for 23,100 shares of common stock at an exercise price of $5.42 per share. The Lender Warrants will expire on July 30, 2030.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31,
	2021	2020
Conversion of preferred stock	292,799	18,811,552
Common stock warrants	109,309	193,266
Preferred stock warrants	—	23,100
Stock options issued and outstanding for all plans	4,051,572	1,127,842
RSUs outstanding	745,668	—
Authorized for future option grants	1,169,523	1,108,809
Common stock authorized for the ESPP	60,948	—
Total	6,429,819	21,264,569

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of December 31, 2021, 88,019 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $27.65 per share.

The share-based compensation recorded in the accompanying consolidated statements of operations for the years ending December 31, 2021 and 2020 is presented below (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$2,122	$158
General and administrative	3,420	190
Total	$5,542	$348

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grant under the 2021 Inducement Plan. As of December 31, 2021, there were 715,000 shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation related to stock options of $4.8 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively. Fair value is determined on the date of grant for options. Compensation expense is recognized over the vesting period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table:

	Year Ended December 31,
	2021	2020
Risk free interest rate	0.66% - 1.33%	0.46% - 0.87%
Expected option term	5.8 - 6.3 years	5.5 - 6.3 years
Expected volatility of common stock	84.15% - 90.20%	72.13% - 90.20%
Expected dividend yield	0%	0%

The expected term of stock options is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of December 31, 2021, unrecognized compensation expense related to unvested options granted totaled $17.3 million. The expense is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended December 31, 2021 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,128	$1.08	8.5	$2,827
Granted	3,223	$8.82
Exercised	(301)	$0.98		$8
Cancelled	(86)	$3.23		$154
Outstanding at December 31, 2021	3,964	$7.33	8.9	$1,973
Outstanding at December 31, 2021 (Sunesis 2011 Plan)	88	$27.65	3.4	$—
Vested and exercisable at December 31, 2021	852	$7.39	7.8	$829

The intrinsic values of the above represent the aggregate value of the total pre-tax intrinsic value based upon a common stock price of $3.65 and $3.58 at December 31, 2021 and 2020, respectively, and the contractual exercise price.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2021 and 2020 was $6.25 and $1.64, respectively.

Restricted Stock Units

The Company recorded share-based compensation related to RSUs of $0.7 million for the year ended December 31, 2021. There were no RSUs granted prior to 2021. For RSU equity awards, grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the vesting period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended December 31, 2021 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	—	$—	—
Granted	852	4.22
Vested	(107)	4.22
Cancelled	—	—
Outstanding at December 31, 2021	745	$4.22	3.4

As of December 31, 2021, unrecognized compensation expense related to unvested RSUs totaled $2.7 million. The expense is expected to be recognized over a weighted-average period of 3.4 years.

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

As of December 31, 2021, there were 60,948 shares available for future issuance under the 2011 ESPP.

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

The following table summarizes future minimum payments under the term loan facility as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	$416
2023	284
2024	—
2025	—
Thereafter	—
Total lease payments	700
Less: imputed interest	(41)
Total operating lease liabilities	$659

Total lease expense for the years ended December 31, 2021 and 2020 was $608,000 and $297,000, respectively. At December 31, 2021, the Company had remaining lease liabilities of approximately $659,000 of which $278,000 was recorded as noncurrent lease liability as of December 31, 2021, and operating lease ROU assets of $640,000. Total cash paid for amounts included in the measurement of operating lease liabilities was $546,000 and $343,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the weighted average discount rate for the operating leases was 8.0% for both periods, and the weighted average remaining lease term was 1.6 years as of December 31, 2021. There were no new or amended lease arrangements executed in 2021.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

10. Income Taxes

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2021 and 2020. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are detailed below (in thousands).

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$37,319	$18,617
Federal and California research and development credit carryforwards	6,674	3,899
Share-based compensation expense	701	76
Capitalized 59(e) Expenses and Amortization	4,804	2,276
Other, net	107	218
Total deferred tax assets	49,605	25,086

ROU asset	(134)	(207)
Total deferred tax liabilities	(134)	(207)

Net deferred tax asset	49,471	24,879
Valuation allowance	(49,471)	(24,879)
Net deferred tax liability	$—	$—

The Company’s effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2021 and 2020 due to the following:

	Years Ended December 31,
	2021	2020
	%	%
Federal statutory rate	21	21
State tax benefit, net of federal benefit	7	—
Valuation allowance	(9)	(20)
General business credits	3	11
Acquired IPR&D	(21)	—
State rate true up	—	(5)
Other	(1)	(7)
Effective income tax rate	—	—

At December 31, 2021, the Company had federal and state net operating loss carryforwards of $147.5 million and $105.3 million, respectively. The federal loss carryforwards begin to expire in 2027, unless previously utilized, and the state carryforwards begin to expire in 2030. The Company has federal loss carryforwards of $107.2 million that are not subject to expiration. The Company also has federal and state research credit carryforwards of $1.5 million and $1.8 million, respectively. Additionally the Company has Orphan Drug Credit carryforwards of $7.3 million. The federal research credit carryforwards will begin expiring in 2027, unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is an increase of $24.6 million and $3.8 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and these financial statements do not contain any adjustment relating to such potential limitations. Due to the existence of the valuation allowance, future changes in the Company’s net operating loss and research and development credit carryforwards will not impact the Company’s effective tax rate.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$3,971	$1,952
Additions based on tax positions related to the current year	991	709
Additions for tax positions of prior years	—	1,310
Gross unrecognized tax benefits at the end of the year	$4,962	$3,971

The amount of the unrecognized tax benefits that would impact the effective tax rate, absent the valuation allowance, would be $4.5 million. Due to the full valuation allowance, the future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. At December 31, 2021, the Company has not accrued any interest or penalties related to uncertain tax positions. The Company does not anticipate that there will be a significant change in the amount of unrecognized tax benefits over the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to taxation in the U.S. and California. Due to the existence of net operating loss carryforwards, all tax periods from inception of the Company are open for examination by taxing authorities for all jurisdictions. The Company is not currently under examination by any tax authority.

11. Subsequent Events

For the purposes of the consolidated financial statements as of December 31, 2021 and for the year ended, the Company has evaluated subsequent events through the date the audited annual consolidated financial statements were issued. The Company has concluded that no subsequent event has occurred that required disclosure in the consolidated financial statements other than what has been disclosed.

Index to Exhibits

Exhibit Number	Description

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

3.9	Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 30, 2020

3.10	Certificate of Designation of Series F Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 12, 2019.

3.11	Certificate of Designation of Series E Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 22, 2019.

4.1	Description of Capital Stock, incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2021

4.2	Specimen Preferred Series E Stock Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 22, 2019

4.3	Specimen Preferred Series F Stock Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 12, 2019

4.4	Specimen Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed on March 29, 2011

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

10.7+

Amended and Restated License Agreement between the Company and Boston University, dated as of August 22, 2018, incorporated by reference to Exhibit 10.24 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.8+

License Agreement between the Company and NantKwest, Inc., dated as of May 1, 2017 and Amendment No. 1 thereto, incorporated by reference to Exhibit 10.25 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.9+

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

10.12#	Amended and Restated Outside Director Compensation Plan, incorporated by reference to Exhibit 10.12 on the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021

10.13+	Royalty Purchase Agreement by and between the Registrant and XOMA (US) LLC, dated March 22, 2021, incorporated by reference to Exhibit 10.13 on the Registrant's filing on Form 10-Q on May 13, 2021

10.14#	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.2 on the Registrant’s filing on Form S-8 (File No. 333-174732) on June 6, 2011

10.15#

Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 on the Company’s Annual Report filed on Form 10-K with the SEC on March 14, 2012

10.16#	2011 Equity Incentive Plan, as amended, incorporated by reference to Appendix A on the Registrant’s filing on form DEF 14A (File No. 000-51531) on April 20, 2017

10.17#

Form of Executive Severance Benefits Agreement between Sunesis Pharmaceuticals, Inc. and certain officers, incorporated by reference to Exhibit 10.29 on the Registrant’s filing on Form S-4 (File No. 333-251567) on December 22, 2020

10.18#

Form of Retention Benefits Letter between Sunesis Pharmaceuticals, Inc. and certain officers, incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2020

10.19#	Sunesis Pharmaceuticals, Inc. 2021 Equity Incentive Plan, incorporated by reference to ANNEX E on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.20

Open Market Sale AgreementSM, dated May 28, 2021, by and between Viracta Therapeutics, Inc. and Jefferies LLC, incorporated by reference to the Registrant's filing on Form S-3 (333-256647) on May 28, 2021

10.21

First Amendment to Loan and Security Agreement between Viracta Subsidiary, Inc. and Silicon Valley Bank, dated as of May 27, 2021, incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2021

10.22#	2021 Inducement Equity Incentive Plan and form of agreement thereunder, incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021

10.23#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Ivor Royston, M.D., dated August 12, 2021, incorporated by reference to Exhibit 10.4 on the Registrant's filing on the Form 10-Q on August 8, 2021

10.24#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Daniel Chevallard, dated August 12, 2021, incorporated by reference to Exhibit 10.5 on the Registrant's filing on the Form 10-Q on August 8, 2021

10.25#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Lisa Rojkjaer, M.D., dated August 12, 2021, incorporated by reference to 10.6 on the Registrant's filing on the Form 10-Q on August 8, 2021

10.26

Mutual Termination Agreement, dated August 20, 2021, by and between Viracta Subsidiary, Inc. and Shenzhen Salubris Pharmaceutical Co. Ltd., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2021

10.27+

Loan and Security Agreement, dated November 4, 2021, by and among Viracta Therapeutics, Inc., Viracta Subsidiary, Inc., Silicon Valley Bank and Oxford Finance LLC, incorporated by reference to 10.2 on the Registrant's filing on the Form 10-Q on November 10, 2021

10.28^	Executive Incentive Compensation Plan

21.1^	List of Subsidiaries

23.1^	Consent of Independent Registered Public Accounting Firm

24.1^	Power of Attorney (included on the signature page hereto)

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^ Filed herewith.

# Indicates management contract or compensatory plan.

+ Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Viracta Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viracta Therapeutics, Inc.

Date: March 16, 2022	By:	/s/ Ivor Royston, M.D.
Ivor Royston, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2022	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ivor Royston, M.D.	Director, President and Chief Executive Officer	March 16, 2022
Ivor Royston, M.D.	(Principal Executive Officer)

/s/ Daniel Chevallard	Chief Operating Officer and Chief Financial Officer	March 16, 2022
Daniel Chevallard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Pomerantz, M.D.	Chairman of the Board of Directors	March 16, 2022
Roger Pomerantz, M.D.

/s/ Thomas Darcy	Director	March 16, 2022
Thomas Darcy

/s/ Michael Huang, M.S., MBA	Director	March 16, 2022
Michael Huang, M.S., MBA.

/s/ Sam Murphy, Ph.D.	Director	March 16, 2022
Sam Murphy, Ph.D.

/s/ Nicole Onetto, M.D.	Director	March 16, 2022
Nicole Onetto, M.D.

/s/ Barry Simon, M.D.	Director	March 16, 2022
Barry Simon, M.D.

/s/ Gur Roshwalb, M.D.	Director	March 16, 2022
Gur Roshwalb, M.D.

/s/ Stephen Rubino, Ph.D., MBA	Director	March 16, 2022
Stephen Rubino, Ph.D., MBA

/s/ Jane Barlow, M.D., MPH, MBA	Director	March 16, 2022
Jane Barlow, M.D., MPH, MBA

/s/ Flavia Borellini, Ph.D	Director	March 16, 2022
Flavia Borellini, Ph.D