Form 10-Q
period 2022-03-31
Viracta Therapeutics, Inc.
filed 2022-05-10
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 37,488,274 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$92,199	$103,554
Prepaid expenses and other current assets	3,174	1,719
Total current assets	95,373	105,273
Property and equipment, net	210	242
Operating lease right-of-use asset	549	640
Other assets	2,255	2,397
Total assets	$98,387	$108,552
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$3,222	$2,901
Accrued expenses	4,152	5,802
Operating lease liabilities	392	381
Total current liabilities	7,766	9,084
Long-term debt, net	4,841	4,819
Operating lease liabilities, less current portion	175	278
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022; 10,248 shares issued and outstanding as of March 31, 2022 and December 31, 2021	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,486,177 and 37,424,863 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	256,372	254,592
Accumulated deficit	(176,223)	(165,677)
Total stockholders’ equity	85,605	94,371
Total liabilities and stockholders’ equity	$98,387	$108,552

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$6,096	$4,024
Acquired in-process research and development	—	84,478
General and administrative	4,336	3,840
Total operating expenses	10,432	92,342
Gain on Royalty Purchase Agreement	—	13,500
Loss from operations	(10,432)	(78,842)
Other income (expense):
Interest income	10	6
Interest expense	(124)	(105)
Other expense	—	(290)
Total other expense	(114)	(389)
Net loss and comprehensive loss	$(10,546)	$(79,231)
Net loss per share of common stock, basic and diluted	$(0.28)	$(5.22)
Weighted-average shares used to compute basic and diluted net loss per share	37,535,874	15,166,737

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$(165,677)	$94,371
Exercise of stock options to purchase common stock	—	—	7	—	7	—	7
Vesting of restricted stock units	—	—	53	—	—	—	—
Vesting of early exercise of stock options	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	(10,546)	(10,546)
Balance March 31, 2022	10	$5,452	37,486	$4	$256,372	$(176,223)	$85,605

See accompanying notes to these unaudited condensed consolidated financial statements.

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	132	—	81	—	81
Vesting of early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,231)	(79,231)
Balance March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,036	$4	$249,434	$(130,146)	$124,744

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(10,546)	$(79,231)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Acquired in-process research and development	—	84,478
Share-based compensation expense	1,772	644
Depreciation and amortization	54	16
Change in fair value of preferred stock warrant liability	—	290
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,455)	(2,447)
Other assets	142	455
Accounts payable	321	(409)
Accrued expenses	(1,650)	(1,250)
Lease liabilities, net	(1)	5
Net cash (used in) provided by operating activities	(11,363)	2,551
Investing activities
Cash acquired in connection with the Merger	—	17,143
Net cash provided by investing activities	—	17,143
Financing activities
Issuance of common stock, net of issuance costs	1	62,317
Exercise of warrants and stock options to purchase common stock	7	81
Net cash provided by financing activities	8	62,398
Net (decrease) increase in cash and cash equivalents	(11,355)	82,092
Cash and cash equivalents at beginning of period	103,554	47,089
Cash and cash equivalents at end of period	$92,199	$129,181
Supplemental disclosure of cash flow information
Interest paid	$102	$84
Noncash financing activities
Warrant liability reclassification to equity	$—	$396
Issuance of convertible preferred stock upon Merger	$—	$5,452
Conversion of convertible preferred stock into common stock upon Merger	$—	$83,302
Issuance of common stock upon Merger	$—	$97,982

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Viracta is a precision oncology company, focused on the development of new medicines targeting virus-associated malignancies. Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. The Company is also pursuing the application of its inducible synthetic lethality approach in other virus-related cancers.

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

Concurrent with the execution of the Merger Agreement, Private Viracta entered into an agreement for the sale of common stock in a private placement, which was completed immediately prior to the close of the Merger and resulted in gross proceeds of $65.0 million.

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

Liquidity and Risks

As of March 31, 2022, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2022, had an accumulated deficit of $176.2 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of March 31, 2022, the Company had cash and cash equivalents of $92.2 million and working capital of $87.6 million.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances. The second tranche of $20.0 million would be available upon request by the Company and Lenders approval until August 31, 2022, and the third tranche, $25.0 million, would be available at the Company's request subject to Lenders' discretion. As of March 31, 2022, neither tranche had been requested.

Based on the Company’s current financial position and business plan, management believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

The COVID-19 pandemic has caused significant business disruption around the globe. The effects of the COVID-19 pandemic continue to rapidly evolve, and the full impact of the COVID-19 pandemic remains highly uncertain and subject to change. The Company has taken certain measures and continues to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our clinical trials. The Company does not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2021, which are contained in the Company’s Current Report on Form 10-K filed with the SEC on March 17, 2022. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.

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

Clinical Trial and Contracts Accruals

The Company accrues clinical trial costs based on work performed. In determining the amount to accrue, the Company relies on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. The Company follows this method because it is believed to provide reasonably dependable estimates of the costs applicable to various stages of a clinical trial. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that have been accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs consist primarily of salaries and other personnel-related expenses, including share-based compensation; facility-related expenses; and services performed by clinical research organizations, research institutions, and other outside service providers.

The Company makes estimates of its accrued expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. This process involves reviewing contract and purchase orders, reviewing the terms of vendor agreements, communicating with applicable personnel to identify services that have been performed on the Company's behalf and estimating the level of service performed and the associated cost incurred for the services when it has not yet been invoiced or otherwise notified of actual cost. The majority of the Company's service providers invoice monthly in arrears for services performed.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at March 31, 2022 and December 31, 2021.

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

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair values for these financial instruments due to their short maturities. The money market funds, classified as cash equivalents, are Level 1 and had an amortized cost and estimated fair value of $14.9 million as of March 31, 2022 and December 31, 2021.

The preferred stock warrant liability, a level 3 fair value measurement, was $0 as of March 31, 2022 and December 31, 2021, due to the reclassification to equity. The Company had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2022	2021
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	6,277,172	4,266,928
Warrants to purchase common stock	23,100	23,100
Total excluded securities	6,593,071	4,582,827

Recent Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU will be effective for the Company for the annual periods beginning after December 15, 2022, with early adoption permitted. The Company early adopted ASU 2021-08 in the fourth quarter of 2021 with no material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company will adopt as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and as a result, based on the Company's preliminary assessment, do not believe any will have a material impact on the condensed consolidated financial statements or related footnote disclosures.

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

4. Financial Statement Details

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued payroll and benefits	$842	$1,695
Accrued clinical trial and contract expenses	2,711	3,380
Accrued professional services and expenses	217	180
Other accrued expenses	382	547
Total accrued expenses	$4,152	$5,802

5. XOMA Transaction

In December 2019, the Company entered into a license agreement with DOT Therapeutics-1, LLC (“DOT-1”) to grant DOT-1 a worldwide, exclusive license of DAY101. The DOT-1 license agreement includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized, $3.0 million of which was received by the Company prior to the XOMA Transaction. Also in December 2019, the Company entered into an agreement to license vosaroxin to Denovo Biopharma LLC, which includes up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized. The potential milestone and royalty payments related to DAY101 and vosaroxin were sold in the XOMA Transaction.

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

On November 4, 2021, the Company entered into a new loan and security agreement (the “Loan Agreement”) with SVB and Oxford for up to $50.0 million. In connection with entering the new $50.0 million credit facility, the Company and SVB agreed to terminate the Company’s prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was relieved under this new $50.0 million credit facility. The Loan Agreement was accounted for as a modification based on the effect of changes in terms from the original SVB Loan Agreement. Under the terms of the $50.0 million credit facility, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company is under no obligation to draw funds in the future. The second tranche of $20.0 million would be available upon request by the Company and Lenders approval until August 31, 2022, and the third tranche, $25.0 million, would be available at the Company's request subject Lenders' discretion. As of March 31, 2022, neither tranche had been requested.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the Loan Agreement, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the Milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs. If the Company elects to not draw certain portions of the loan, the Company will incur a 3% fee of the undrawn portion.

The Company is subject to customary affirmative and restrictive covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than the Company's intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement. As of March 31, 2022, the Company was in compliance with nonfinancial covenants.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders' lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2022, the Company was in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of March 31, 2022.

The following table summarizes future principal payments (in thousands) under the terms of the Loan Agreement:

Years Ending December 31,
2022 (remaining)	$—
2023	—
2024	1,714
2025	1,714
Thereafter	1,572
Total future principal payments	5,000
Unamortized discount	(159)
Total, net	$4,841

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

The estimated fair value of total consideration given was $103.4 million based on 5,173,772 shares of Sunesis common stock and 10,248 shares of Sunesis convertible preferred stock (or 292,799 Sunesis common shares on an as-converted basis) outstanding immediately prior to the merger date. The number of outstanding common stock and preferred stock on an as-converted basis was multiplied by the Sunesis closing common stock price of $18.62 on the date of the merger, plus transaction costs of $1.6 million, to determine the estimated fair value of total consideration.

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

8. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of March 31, 2022 and December 31, 2021 was 37,486,177 and 37,424,863, respectively.

Concurrent Financing

On February 24 2021, immediately prior to the closing of the Merger, the Company completed the February 2021 private placement offering of an aggregate of 12,012,369 shares of common stock for gross proceeds of $65.0 million and incurred fees and other offering costs of $2.7 million.

Sale Agreement

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

Sales, if any, of the Shares pursuant to the Sale Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market, or sales made into any other existing trading market for the Common Stock. The Sales Agent is not required to sell any specific amount of securities, but will act as the Company’s sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). As of March 31, 2022, the Company has incurred legal and accounting costs of $0.1 million related to the Sale Agreement. As of March 31, 2022, no shares had been issued pursuant to the Sale Agreement.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of March 31, 2022, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price is $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of March 31, 2022, Common Warrants to purchase 86,209 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 as their exercise price is for nominal consideration.

In July 2020, the Company issued warrants exercisable for 206,440 pre-merger shares of Series E preferred stock, at a pre-merger exercise price of $0.6055 per share, to Silicon Valley Bank in conjunction with the Company’s entry into the SVB Loan Agreement (the “Lender Warrants”). Upon completion of the Merger, the Lender Warrants became exercisable for 23,100 shares of common stock at an exercise price of $5.42 per share. The Lender Warrants will expire, if not previously exercised, on July 30, 2030.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	March 31,	December 31,
	2022	2021
Conversion of preferred stock	292,799	292,799
Common stock warrants	109,309	109,309
Stock options issued and outstanding for all plans	5,584,764	4,051,572
RSUs outstanding	692,408	745,668
Authorized for future option grants	1,500,358	1,169,523
Common stock authorized for the ESPP	60,948	60,948
Total	8,240,586	6,429,819

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

At the time of the close of the Merger, the Company adopted the Viracta Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which also permits stock options and restricted stock unit grants to employees, members of the board of directors, and outside consultants. The maximum number of shares of the Company’s common stock available for issuance under the 2021 Plan equals the sum of (a) 2,628,571 shares; (b) any shares of common stock of the Company which are subject to awards under the Sunesis 2011 Equity Incentive Plan (the “Sunesis 2011 Plan”) or the 2016 Plan as of the effective date of the 2021 Plan which become available for issuance under the 2021 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with January 1 of the calendar year following the effectiveness of the 2021 Plan and ending with the last January 1 during the initial ten year term of the 2021 Plan. This annual increase would be equal to the lesser of (i) 3,771,428 shares, (ii) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (iii) such number of shares of the Company’s common stock as determined by the Company’s board of directors. The 2021 Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Viracta’s common stock, nonqualified options with exercise prices of at least 100% of the fair market value of the Company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and generally vest over zero to four years. As of March 31, 2022, there were 985,358 shares available for issuance under the 2021 Plan.

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of March 31, 2022, 84,591 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $28.18 per share.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all share-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$646	$307
General and administrative	1,126	337
Total	$1,772	$644

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grant under the 2021 Inducement Plan. As of March 31, 2022, there were 515,000 shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation related to stock options of $1.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Fair value is determined on the date of grant for options. Compensation expense is recognized over the vesting period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table:

	Three Months Ended March 31,
	2022	2021
Risk free interest rate	1.82% - 2.19%	0.66% - 1.09%
Expected option term	6.3 years	5.8 - 6.3 years
Expected volatility of common stock	84.02% - 84.66%	90.2%
Expected dividend yield	0.0%	0.0%

The expected term of stock options is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of March 31, 2022, unrecognized compensation expense related to unvested options granted totaled $19.2 million. The expense is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended March 31, 2022 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	3,964	$7.33	8.9
Granted	1,605	$3.03
Exercised	(7)	$0.96
Cancelled	(62)	$3.27
Outstanding at March 31, 2022	5,500	$6.13	9.1
Outstanding at March 31, 2022 (Sunesis 2011 Plan)	85	$28.18	3.1

Restricted Stock Units

The Company recorded share-based compensation related to RSUs of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. For RSU equity awards, grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the vesting period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended March 31, 2022 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	745	$4.22	—
Granted	—	—
Vested	(53)	4.22
Cancelled	—	—
Outstanding at March 31, 2022	692	$4.22	3.2

As of March 31, 2022, unrecognized compensation expense related to unvested RSUs totaled $2.5 million. The expense is expected to be recognized over a weighted-average period of 3.2 years.

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

As of March 31, 2022, there were 60,948 shares available for future issuance under the ESPP.

9. Commitments and Contingencies

Leases

In June 2020, the Company amended the existing office leases to enter into a noncancelable operating lease to extend the lease terms through August 2023 with a renewal option for an additional year (“Amended Lease”). The Amended Lease monthly base rent will increase approximately 4% annually from $20,019 to $21,444 over the life of the lease, including utilities and other operating costs. Upon the execution of the Amended Lease, the Company recorded an operating lease right-of-use (“ROU”) asset and corresponding lease liability for $667,000.

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

Total lease expense for the three months ended March 31, 2022 and 2021 was $104,000 and $71,000, respectively. At March 31, 2022, the Company had remaining lease liabilities of $567,000 of which $175,000 was recorded as noncurrent lease liability as of March 31, 2022, and operating lease ROU assets of $549,000. Total cash paid for amounts included in the measurement of operating lease liabilities was $105,000 and $99,000 for the three months ended March 31, 2022 and 2021, respectively. The weighted average discount rate for the operating leases recorded in 2020 was 8.0% and the weighted average remaining lease term was 1.4 years as of March 31, 2022.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange” Act) that are based on management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement. Forward-looking statements include, but are not limited to, statements concerning the following:

•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
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

Overview

Viracta is a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated malignancies. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating future development and collaboration opportunities for vecabrutinib in combination with chimeric antigen receptor (“CAR”) T-cell therapies and VRx-510 in multiple oncology and other indications.

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of R/R EBV+ lymphoma with centers in North America, Europe, and Asia-Pacific. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with relapsed or refractory disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. During Stage 2, Viracta anticipates discussing the preliminary results with the U.S. Food and Drug Administration (the “FDA”) and may amend the protocol to include additional patients as necessary to potentially enable registration. Viracta anticipates providing an update on the first cohort(s) that may advance into Stage 2 in the second half of 2022.

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

Viracta has received Fast Track Designation by the FDA for the treatment of R/R EBV+ lymphoid malignancies, in addition to orphan drug designations for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+ DLBCL, NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphoma.

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label Phase 1b/2 trial for the treatment of EBV+ R/M NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab (Keytruda®). The Phase 1b dose escalation study is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+ R/M NPC. In Phase 2, up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab, to evaluate safety, overall response rate, and potential pharmacodynamic markers. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort. Viracta anticipates reporting preliminary Phase 1b safety and efficacy data from the trial in the second half of 2022.

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

The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:

•
per patient trial costs;
•
the number of sites included in the trials and the timing of clinical site initiations;
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

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for year ended December 31, 2021 filed with the SEC on March 17, 2022.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Research and development expenses	$6,096	$4,024	$2,072
Acquired in-process research and development	-	84,478	(84,478)
General and administrative expenses	4,336	3,840	496
Gain on Royalty Purchase Agreement	-	13,500	(13,500)

Research and development expenses. Research and development expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased by $2.1 million. The increase in research and development expenses for the three months ended March 31, 2022 was primarily due to increases in costs incurred to support the initiation of the NAVAL-1 and solid tumor trials as well as an increase in headcount and non-cash share-based compensation.

Acquired in-process research and development. The acquired in-process research and development for the three months ended March 31, 2021 included non-cash and non-recurring cost of $84.5 million associated with the estimated fair value of the in-process research and development projects acquired in the asset acquisition with no alternative future use, which was charged to expense on the Sunesis merger date.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased by $0.5 million. The increase was largely due to incremental costs associated with being a publicly traded company including directors and officer’s insurance costs, and non-cash share-based compensation.

Gain on royalty purchase agreement. The gain on royalty purchase agreement for the three months ended March 31, 2021 was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Liquidity and Capital Resources

As of March 31, 2022, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of March 31, 2022, had an accumulated deficit of $176.2 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of March 31, 2022, we had cash and cash equivalents of $92.2 million and working capital of $87.6 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. As of the date of the filing this Form 10-Q, no shares have been issued pursuant to the Sale Agreement.

On November 4, 2021, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”) for up to $50.0 million. In connection with entering the new $50.0 million credit facility, we and SVB agreed to terminate our prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was repaid and reborrowed under this new $50.0 million credit facility. Under the terms of the $50.0 million credit facility, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and we are under no obligation to draw funds in the future. The second tranche of $20.0 million would be available upon request by the Company and Lenders approval until August 31, 2022, and the third tranche, $25.0 million, would be available at our request subject to Lenders' discretion. As of March 31, 2022, neither tranche had been requested.

Based on the Company’s current financial position and business plan, management believes that its existing cash and cash equivalents, as well as its credit facility, will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(11,363)	$2,551
Net cash provided by investing activities	—	17,143
Net cash provided by financing activities	8	62,398
Net (decrease) increase in cash and cash equivalents	$(11,355)	$82,092

Operating Activities. Cash used in operating activities was $11.4 million for the three months ended March 31, 2022, as compared to cash provided by operating activities of $2.6 million for the three months ended March 31, 2021. This change was primarily due to the $13.5 million received and recorded into income from the Royalty Purchase Agreement with XOMA (US) LLC in March 2021, offset by the effect of the reverse merger accounting and operating results recorded in the three months ended March 31, 2021.

Investing Activities. Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2022, compared to $17.1 million for the three months ended March 31, 2021. This change was a result of the cash and cash equivalents acquired in the Merger offset by purchases of property and equipment and in-process research and development in the three months ended March 31, 2021.

Financing Activities. Net cash provided by financing activities was $8,000 for the three months ended March 31, 2022 compared to cash provided by financing activities of $62.4 million for the three months ended March 31, 2021. This change was a result of the financing proceeds from the private placement of common stock concurrent with the Merger in February 2021, net of issuance costs, compared to immaterial option exercise proceeds received in the three months ended March 31, 2022.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties' rights to develop or commercialize our drug candidates that we would prefer to retain.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2022, there have been no material changes in our market risk from that described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 17, 2022.

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

As required by SEC Rule 13a-15(b), as of March 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have a limited operating history, have not initiated and completed any large-scale or pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $10.5 million for the three months ended March 31, 2022. As of March 31, 2022, we have an accumulated deficit of $176.2 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2022, we had $92.2 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditures into mid-2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM(the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings, none of which has been sold as of the date of filing of this Quarterly Report on Form 10-Q. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances, and shall automatically terminate upon the issuance and sale of all of the Shares. As of the date of filing this Quarterly Report on Form 10-Q, no Shares have been issued pursuant to the Sale Agreement, and there is no guarantee that we will seek to or be successful in raising meaningful funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including but not limited to any sales under the Sale Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we seek to raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, such as our license agreement with ImmunityBio, Inc., we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In addition, enrollment of patients in our clinical trials and maintaining patients in our ongoing clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic, and we are aware of certain Nana-val clinical trial sites that temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our Nana-val clinical trials and our regulatory submissions.

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay home or at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. These orders were in place until August 28, 2020. In addition, on June 19, 2020, the FDA also issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. Our primary operations are located in San Diego County. As a result of such county and California state orders and FDA guidance, many of our employees are currently telecommuting, and modified schedules and work protocols to enable adequate physical distancing may impact certain of our operations over the near term and long term. While we have been able to broadly resume operations at our California headquarters, should COVID-19 cases in California increase or worsen in the future, the country or state may re-institute a “shelter in place” order at any time. Disruptions caused by the COVID-19 pandemic may result in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of increased costs.

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

A Fast Track or Breakthrough Therapy designation for Nana-val may not lead to a faster development or review process, or we may be unable to maintain or effectively utilize such a designation. We may also seek additional Fast Track designations from the FDA for nanatinostat and any of our other product candidates. Even if one or more of our product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

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

We received orphan drug designation from the FDA for Nana-val for the treatment of EBV+ DLBCL, NOS, PTLD, plasmablastic lymphoma, and T-cell lymphoma. We may be unable to obtain regulatory approval for Nana-val for these orphan populations or any other orphan population, or we may be unable to successfully commercialize Nana-val for such orphan populations due to risks that include:

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

As of March 31, 2022, we had 28 full-time employees, including 19 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020 and 2021. As of December 31, 2021, we had federal NOL carryforwards of $147.5 million, which will begin to expire in 2027. In addition, we generated federal NOL carryforwards of $107.2 million which do not expire. We also have available California NOL carryforwards of $105.3 million as of December 31, 2021, which begin to expire in 2030.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions, which could be impacted by various events including interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, international tariffs, military conflict and acts of war, including an escalation of the situation in Ukraine and the related response, including sanctions or other restrictive actions, by the United States and other countries.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. We will be highly dependent on our management and scientific personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

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

Viracta Therapeutics, Inc.

Date: May 10, 2022	By:	/s/ Ivor Royston, M.D.
Ivor Royston, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)