Form 10-Q
period 2022-06-30
Viracta Therapeutics, Inc.
filed 2022-08-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 37,558,229 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$81,583	$103,554
Short-term investments	1,562	—
Prepaid expenses and other current assets	3,220	1,719
Total current assets	86,365	105,273
Property and equipment, net	220	242
Operating lease right-of-use asset	456	640
Other assets	2,114	2,397
Total assets	$89,155	$108,552
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,826	$2,901
Accrued expenses	4,992	5,802
Operating lease liabilities	403	381
Total current liabilities	7,221	9,084
Long-term debt, net	4,860	4,819
Operating lease liabilities, less current portion	71	278
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022; 10,248 shares issued and outstanding as of June 30, 2022 and December 31, 2021	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,554,313 and 37,424,863 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	258,352	254,592
Accumulated deficit	(186,805)	(165,677)
Total stockholders’ equity	77,003	94,371
Total liabilities and stockholders’ equity	$89,155	$108,552

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,324	$5,446	$12,420	$9,470
Acquired in-process research and development	—	—	—	84,478
General and administrative	4,181	3,871	8,517	7,711
Total operating expenses	10,505	9,317	20,937	101,659
Gain on Royalty Purchase Agreement	—	—	—	13,500
Loss from operations	(10,505)	(9,317)	(20,937)	(88,159)
Other income (expense):
Gain on forgiveness of PPP Loan	—	257	—	257
Interest income	50	12	60	18
Interest expense	(127)	(122)	(251)	(227)
Other expense	—	—	—	(290)
Total other income (expense)	(77)	147	(191)	(242)
Net loss and comprehensive loss	$(10,582)	$(9,170)	$(21,128)	$(88,401)
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.25)	$(0.56)	$(3.37)
Weighted-average shares used to compute basic and diluted net loss per share	37,599,244	37,221,407	37,567,734	26,255,992

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$(165,677)	$94,371
Exercise of stock options to purchase common stock	—	—	7	—	7	—	7
Vesting of restricted stock units	—	—	53	—	—	—	—
Vesting of early exercise of stock options	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	1,772	—	1,772
Net loss	—	—	—	—	—	(10,546)	(10,546)
Balance March 31, 2022	10	$5,452	37,486	$4	$256,372	$(176,223)	$85,605
Exercise of stock options to purchase common stock	—	—	19	—	24	—	24
Vesting of restricted stock units	—	—	48	—	—	—	—
Vesting of early exercise of stock options	—	—	1	—	—	—	—
Share-based compensation	—	—	—	—	1,956	—	1,956
Net loss	—	—	—	—	—	(10,582)	(10,582)
Balance June 30, 2022	10	$5,452	37,554	$4	$258,352	$(186,805)	$77,003

See accompanying notes to these unaudited condensed consolidated financial statements.

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	132	—	81	—	81
Vesting of early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,231)	(79,231)
Balance March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,036	$4	$249,434	$(130,146)	$124,744
Exercise of warrants and stock options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	104	—	136	—	136
Vesting of early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,170)	(9,170)
Balance June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,141	$4	$250,957	$(139,316)	$117,097

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(21,128)	$(88,401)
Adjustments to reconcile net loss to net cash used in by operating activities:
Gain on forgiveness of PPP loan	—	(257)
Acquired in-process research and development	—	84,478
Share-based compensation expense	3,728	2,030
Depreciation and amortization	108	67
Change in fair value of preferred stock warrant liability	—	290
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,501)	(1,747)
Other assets	283	601
Accounts payable	(1,076)	587
Accrued expenses	(810)	(1,699)
Lease liabilities, net	(1)	9
Net cash used in operating activities	(20,397)	(4,042)
Investing activities
Purchases of property and equipment	(44)	(5)
Purchases of marketable securities	(1,562)	—
Cash acquired in connection with the Merger	—	17,143
Net cash (used in) provided by investing activities	(1,606)	17,138
Financing activities
Issuance of common stock, net of issuance costs	1	62,319
Exercise of warrants and stock options to purchase common stock	31	217
Net cash provided by financing activities	32	62,536
Net (decrease) increase in cash and cash equivalents	(21,971)	75,632
Cash and cash equivalents at beginning of period	103,554	47,089
Cash and cash equivalents at end of period	$81,583	$122,721
Supplemental disclosure of cash flow information
Interest paid	$208	$142
Noncash financing activities
Warrant liability reclassification to equity	$—	$396
Issuance of convertible preferred stock upon Merger	$—	$5,452
Conversion of convertible preferred stock into common stock upon Merger	$—	$83,302
Issuance of common stock upon Merger	$—	$97,982

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

Liquidity and Risks

As of June 30, 2022, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2022, had an accumulated deficit of $186.8 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $83.1 million and working capital of $79.1 million.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances. The second tranche of $20.0 million is available upon request by the Company and Lenders approval until August 31, 2022, and the third tranche, $25.0 million, is available at the Company's request subject to Lenders' discretion. As of June 30, 2022, neither tranche had been requested.

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at June 30, 2022 and December 31, 2021.

Investments

The Company invests in available-for-sale securities consisting of money market funds, commercial paper and U.S. Treasury securities. Available-for-sale securities are classified as either cash, cash equivalents or short-term investments on the Company's unaudited condensed consolidated balance sheets.

The following table summarizes, by major security type, the Company's short-term investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$41,247	$—	$—	$41,247
Commercial paper	1 or less	796	—	—	796
Total cash equivalents		42,043	—	—	42,043

Short-term investments:
U.S. Treasury securities	1 or less	1,562	—	—	1,562
Total		$43,605	$—	$—	$43,605

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

Available-for-sale securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs and commercial paper, which is measured at fair value using Level 2 inputs. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of June 30, 2022, in thousands. At December 31, 2021, all assets were in cash and cash equivalents.

		Fair Value Measurements Using
	June 30, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$41,247	$41,247	$—
Commercial paper	796	—	796
Total cash equivalents	42,043	41,247	796

Short-term investments:
U.S. Treasury securities	1,562	1,562	—
Total	$43,605	$42,809	$796

The preferred stock warrant liability, a level 3 fair value measurement, was zero as of June 30, 2022 and December 31, 2021, due to the reclassification to equity. The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2022	2021
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	6,534,336	4,384,919
Warrants to purchase common stock	23,100	23,100
Total excluded securities	6,850,235	4,700,818

Recently Adopted Accounting Pronouncements

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

4. Financial Statement Details

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and benefits	$1,329	$1,695
Accrued clinical trial and contract expenses	3,107	3,380
Accrued professional services and expenses	168	180
Other accrued expenses	388	547
Total accrued expenses	$4,992	$5,802

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

6. Debt

Loan Agreement

On November 4, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and Oxford Finance, LLC for up to $50.0 million. In connection with entering the Loan Agreement, the Company and SVB agreed to terminate the Company’s prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was replaced under this Loan Agreement. The Loan Agreement was accounted for as a modification based on the effect of changes in terms from the original SVB Loan Agreement. Under the terms of the Loan Agreement, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company is under no obligation to draw funds in the future. The second tranche of $20.0 million is available upon request by the Company and Lenders approval until August 31, 2022, and the third tranche, $25.0 million, is available at the Company's request subject Lenders' discretion. As of June 30, 2022, neither tranche had been requested.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the Loan Agreement, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the Milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of June 30, 2022, the per annum interest rate was 8.90%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs. If the Company elects to not draw certain portions of the loan, the Company will incur a 3% fee of the undrawn portion.

The Company is subject to customary affirmative and restrictive covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than the Company's intellectual property and excluding assets acquired in the Merger. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement. As of June 30, 2022, the Company was in compliance with nonfinancial covenants.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders' lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2022, the Company was in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of June 30, 2022.

The following table summarizes future principal payments (in thousands) under the terms of the Loan Agreement:

Years Ending December 31,
2022 (remaining)	$—
2023	—
2024	1,714
2025	1,714
Thereafter	1,572
Total future principal payments	5,000
Unamortized discount	(140)
Total, net	$4,860

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

8. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of June 30, 2022 and December 31, 2021 was 37,554,313 and 37,424,863, respectively.

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

Sales, if any, of the Shares pursuant to the Sale Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market, or sales made into any other existing trading market for the Common Stock. The Sales Agent is not required to sell any specific amount of securities, but will act as the Company’s sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). As of June 30, 2022, no shares had been issued pursuant to the Sale Agreement.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of June 30, 2022, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price is $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of June 30, 2022, Common Warrants to purchase 86,209 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 as their exercise price is for nominal consideration.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	June 30,	December 31,
	2022	2021
Conversion of preferred stock	292,799	292,799
Common stock warrants	109,309	109,309
Stock options issued and outstanding for all plans	5,954,398	4,051,572
RSUs outstanding	579,938	745,668
Authorized for future option grants	1,155,703	1,169,523
Common stock authorized for the ESPP	500,000	60,948
Total	8,592,147	6,429,819

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

At the time of the close of the Merger, the Company adopted the Viracta Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which also permits stock options and restricted stock unit grants to employees, members of the board of directors, and outside consultants. The maximum number of shares of the Company’s common stock available for issuance under the 2021 Plan equals the sum of (a) 2,628,571 shares; (b) any shares of common stock of the Company which are subject to awards under the Sunesis 2011 Equity Incentive Plan (the “Sunesis 2011 Plan”) or the 2016 Plan as of the effective date of the 2021 Plan which become available for issuance under the 2021 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with January 1 of the calendar year following the effectiveness of the 2021 Plan and ending with the last January 1 during the initial ten year term of the 2021 Plan. This annual increase would be equal to the lesser of (i) 3,771,428 shares, (ii) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (iii) such number of shares of the Company’s common stock as determined by the Company’s board of directors. The 2021 Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Viracta’s common stock, nonqualified options with exercise prices of at least 100% of the fair market value of the Company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and generally vest over zero to four years. As of June 30, 2022, there were 750,703 shares available for issuance under the 2021 Plan.

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of June 30, 2022, 82,924 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $27.59 per share.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all share-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$704	$435	$1,350	$742
General and administrative	1,252	951	2,378	1,288
Total	$1,956	$1,386	$3,728	$2,030

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grant under the 2021 Inducement Plan. As of June 30, 2022, there were 405,000 shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation related to stock options of $1.8 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. Fair value is determined on the date of grant for options. Compensation expense is recognized over the vesting period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table:

	Six Months Ended June 30,
	2022	2021
Risk free interest rate	1.82% - 3.60%	0.66% - 1.24%
Expected option term	5.5 - 6.3 years	5.8 - 6.3 years
Expected volatility of common stock	82.7% - 84.7%	88.6% - 90.2%
Expected dividend yield	0.0%	0.0%

The expected term of stock options is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of June 30, 2022, unrecognized compensation expense related to unvested options granted totaled $18.2 million. The expense is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended June 30, 2022 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	3,964	$7.33	8.9
Granted	2,139	$2.98
Exercised	(27)	$1.18
Cancelled	(204)	$5.56
Outstanding at June 30, 2022	5,872	$5.84	8.9
Outstanding at June 30, 2022 (Sunesis 2011 Plan)	83	$27.59	2.9

Restricted Stock Units

The Company recorded share-based compensation related to RSUs of $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. For RSU equity awards, grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the vesting period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended June 30, 2022 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	745	$4.22	3.4
Granted	—	—
Vested	(101)	$4.22
Cancelled	(64)	$4.22
Outstanding at June 30, 2022	580	$4.22	2.9

As of June 30, 2022, unrecognized compensation expense related to unvested RSUs totaled $2.0 million. The expense is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

In June 2022, the Company adopted the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 6-month offering period, or (ii) at the end of the 6-month offering period. No participant in the 2022 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. In conjunction with the adoption of the 2022 ESPP, the previous 2011 Employee Stock Purchase Plan was terminated.

As of June 30, 2022, there were 500,000 shares available for future issuance under the 2022 ESPP.

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

Total lease expense for the three months ended June 30, 2022 and 2021 was $104,000 and $329,000, respectively, and for the six months ended June 30, 2022 and 2021 was $208,000 and $401,000, respectively. At June 30, 2022, the Company had remaining lease liabilities of $474,000 of which $71,000 was recorded as noncurrent lease liability as of June 30, 2022, and operating lease ROU assets of $456,000. Total cash paid for amounts included in the measurement of operating lease liabilities was $104,000 and $247,000 for the three months ended June 30, 2022 and 2021, respectively, and for the six months ended June 30, 2022 and 2021 was $209,000 and $344,000, respectively. The weighted average discount rate for the operating leases recorded in 2020 was 8.0% and the weighted average remaining lease term was 1.2 years as of June 30, 2022.

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
•
our future results of operations and financial position, including the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
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

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of R/R EBV+ lymphoma with centers in North America, Europe, and Asia-Pacific. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with relapsed or refractory disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma and peripheral T-cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. During Stage 2, Viracta anticipates discussing the preliminary results with the U.S. Food and Drug Administration (the “FDA”) and may amend the protocol to include additional patients as necessary to potentially enable registration. Viracta anticipates providing an update on the first cohort(s) that may advance into Stage 2 in the fourth quarter of 2022.

Viracta is concluding a Phase 1b/2 trial of Nana-val for the treatment of EBV+ R/R lymphoma and final results from this trial were presented in an oral presentation at the 63rd American Society of Hematology (“ASH”) Annual Meeting in December 2021. The data demonstrated promising activity in multiple subtypes of heavily pre-treated, R/R EBV+ lymphoma patients, and a generally well-tolerated safety profile. Complete responses were observed in diffuse large B-cell lymphoma (“DLBCL”), T/NK-cell lymphoma

(“T/NK-NHL”), and immunodeficiency-associated lymphoproliferative disorders (“IA-LPD”). The median duration of response was 10.4 months.

Viracta has received Fast Track Designation by the FDA for the treatment of R/R EBV+ lymphoid malignancies, in addition to orphan drug designations for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+ DLBCL, NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphoma.

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label Phase 1b/2 trial for the treatment of EBV+ R/M NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab (Keytruda®). The Phase 1b dose escalation study is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+ R/M NPC. In June 2022, Viracta announced that the Safety Monitoring Committee for the study approved advancing to the second dose level, noting no dose-limiting toxicities were observed at the first dose level. In Phase 2, up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab, to evaluate safety, overall response rate, and potential pharmacodynamic markers. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort. Viracta anticipates reporting preliminary Phase 1b safety and efficacy data from the trial in the fourth quarter of 2022.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, otherwise known as COVID-19, was reported in Wuhan, China. On March 11, 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus pandemic. This pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the pandemic by instituting quarantines, mandating business and school closures, and restricting travel. While many of these restrictions have lifted or lessened, the effects of the COVID-19 pandemic continue to rapidly evolve, and the full impact of the COVID-19 pandemic remains highly uncertain and subject to change, especially as related to the effects of new and unknown variants thereof. For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic. We have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations. The continued COVID-19 pandemic may negatively impact our workforce and our research and development activities. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

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
•
the countries in which the trials are conducted*;
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

*The Company does not have any clinical trial sites or other clinical trial activities in Ukraine or Russia.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly traded company, including fees associated with investor relations and directors' and officers' liability insurance premiums. We expect that general and administrative expenses will increase in the future as we expand our operating activities, prepare for the growth needs associated with potential commercialization of Nana-val and continue to incur additional costs associated with being a publicly traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for year ended December 31, 2021, filed with the SEC on March 17, 2022.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Research and development expenses	$6,324	$5,446	$878
General and administrative expenses	4,181	3,871	310

Research and development expenses. Research and development expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased by $0.9 million. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and the initiation of our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in headcount and non-cash share-based compensation.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased by $0.3 million. The increase was largely due to non-cash share-based compensation.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Research and development expenses	$12,420	$9,470	$2,950
Acquired in-process research and development	—	84,478	(84,478)
General and administrative expenses	8,517	7,711	806
Gain on Royalty Purchase Agreement	—	13,500	(13,500)

Research and development expenses. Research and development expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased by $3.0 million. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and the initiation of our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in headcount and non-cash share-based compensation.

Acquired in-process research and development. The acquired in-process research and development for the six months ended June 30, 2021 included non-cash and non-recurring cost of $84.5 million associated with the estimated fair value of the in-process research and development projects acquired in the asset acquisition with no alternative future use, which was charged to expense on the Sunesis merger date.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased by $0.8 million. The increase was largely due to non-cash share-based compensation.

Gain on royalty purchase agreement. The gain on royalty purchase agreement for the six months ended June 30, 2021 was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Liquidity and Capital Resources

As of June 30, 2022, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of June 30, 2022, had an accumulated deficit of $186.8 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $83.1 million and working capital of $79.1 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. As of the date of the filing this Form 10-Q, no shares have been issued pursuant to the Sale Agreement.

On November 4, 2021, we entered into a loan and security agreement (“the Loan Agreement”) with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”) for up to $50.0 million. In connection with entering the Loan Agreement, we and SVB agreed to terminate our prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was replaced under this Loan Agreement. Under the terms of the Loan Agreement, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and we are under no obligation to draw funds in the future. The second tranche of $20.0 million is available upon request by the Company and Lenders approval until August 31, 2022, and the third tranche, $25.0 million, is available at our request subject to Lenders' discretion. As of June 30, 2022, neither tranche had been requested.

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

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

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(20,397)	$(4,042)
Net cash (used in) provided by investing activities	(1,606)	17,138
Net cash provided by financing activities	32	62,536
Net (decrease) increase in cash and cash equivalents	$(21,971)	$75,632

Operating Activities. Net cash used in operating activities was $20.4 million for the six months ended June 30, 2022, as compared to net cash used in operating activities of $4.0 million for the six months ended June 30, 2021. This change was primarily due to the $13.5 million received and recorded into income from the Royalty Purchase Agreement with XOMA (US) LLC in March 2021, offset by the effect of the reverse merger accounting and operating results recorded in the six months ended June 30, 2021.

Investing Activities. Cash used in investing activities was $1.6 million for the six months ended June 30, 2022, compared to net cash provided by $17.1 million for the six months ended June 30, 2021. Cash used in investing activities of $1.6 million for the six months ended June 30, 2022, reflects the initiation of a treasury management strategy in June 2022, given the rapid increase in the interest rate environment. Cash provided by investment activities of $17.1 million for the six months ended June 30, 2021 reflects the cash and cash equivalents acquired in the Merger in February 2021.

Financing Activities. Net cash provided by financing activities was $32,000 for the six months ended June 30, 2022, compared to cash provided by financing activities of $62.5 million for the six months ended June 30, 2021. This change was a result of the financing proceeds from the private placement of common stock concurrent with the Merger in February 2021, net of issuance costs, compared to immaterial option exercise proceeds received in the six months ended June 30, 2022.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties' rights to develop or commercialize our drug candidates that we would prefer to retain.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Inflation Risk

Inflation in general can increase the cost of clinical trials and other business operations. However, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during any periods presented herein.

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

As required by SEC Rule 13a-15(b), as of June 30, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $21.1 million for the six months ended June 30, 2022. As of June 30, 2022, we have an accumulated deficit of $186.8 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2022, we had $83.1 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operating expenses and capital expenditures into mid-2024. Our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use the existing cash, cash equivalents and short-term investments to fund our ongoing and planned clinical trials of Nana-val and to fund our other research and development activities, as well as for working capital and other general corporate purposes. Advancing the development of Nana-val and any other product candidate will require a significant amount of capital. The existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of Nana-val.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing

COVID‑19 pandemic, the conflicts in Eastern Europe, and otherwise. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on June 19, 2020, the FDA issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. In addition, many of our employees are currently telecommuting, and modified schedules and work protocols to enable adequate physical distancing may impact certain of our operations over the near term and long term. While we have been able to broadly resume operations at our California headquarters, should COVID-19 cases in California increase or worsen in the future, including as the result of new or unknown variants, the country or state may re-institute a “shelter in place” order at any time. Disruptions caused by the COVID-19 pandemic may result in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of increased costs.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business have adjusted and may continue to adjust their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic. While we have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials, there is no guarantee we will be successful in these mitigation efforts. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. In addition, as a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for Nana-val, which could delay or otherwise impact our Nana-val clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 public health emergency. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through June 30, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

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

Bills currently before the United States Congress may also affect our business, if enacted. For example, the Inflation Reduction Act of 2022, negotiated by Senate Democrats, includes drug pricing reforms. One provision in the bill would require the Medicare program to negotiate prices for a very small number of high cost drugs without generic or biosimilar equivalents. Drugs selected under specified criteria would be subject to negotiated prices beginning in 2026. Another provision aims to restrain price increases by imposing rebates on drug manufacturers that increase prices faster than annual inflation rates, starting in 2023. If this bill is passed by the United States Congress, it may impact prescription drug prices such as our product candidates, if approved for marketing. Further, the Cures 2.0 Act, H.R. 6000, 117th Cong. (2021) was introduced into the United States House of Representatives on November 17, 2021 and contains provisions that could result in legal and regulatory changes that affect our business. These changes may include a new payment pathway for breakthrough medical devices that are FDA approved or cleared on or after March 15, 2021. The enactment of Cures 2.0 may also accelerate FDA timelines for designation of breakthrough therapies and also result in new requirements for the use of patient experience data and real-world evidence in regulating certain FDA products. If enacted, these changes could make it easier for our competitors to bring comparable or more advanced products to market quickly.

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
•
federal physician self-referral law, which prohibits a physician from referring a patient to an entity with which the physician (or an immediate family member) has a financial relationship, for the furnishing of certain designated health services for which payment may be made by Medicare or Medicaid, unless an exception applies;
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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, such reporting obligations for payments and transfers of value made in 2021 to covered recipients were expanded to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state laws that prohibit giving gifts to licensed healthcare professionals; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve on-going substantial costs. Government expectations and industry best practices for compliance continue to evolve and past activities may not always be consistent with current industry best practices. Further, there is a lack of government guidance as to whether various industry practices comply with these laws, and government interpretations of these laws continue to evolve, all of which create compliance uncertainties. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, item, facility or service reimbursable, in whole or part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

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

Analogous U.S. state laws and regulations, including state anti-kickback and false claims laws, may apply to claims involving healthcare items or services reimbursed by any third-party payor, including private insurers.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

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

As of June 30, 2022, we had 31 full-time employees, including 22 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the military conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1#	2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on June 8, 2022.

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^ Filed herewith.

# Management contract or compensatory plan or arrangement

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

Viracta Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ Ivor Royston, M.D.
Ivor Royston, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)