Form 10-Q
period 2022-09-30
Viracta Therapeutics, Inc.
filed 2022-11-10
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 38,197,345 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,472	$103,554
Short-term investments	53,595	—
Prepaid expenses and other current assets	2,613	1,719
Total current assets	79,680	105,273
Property and equipment, net	184	242
Operating lease right-of-use asset	362	640
Other assets	1,972	2,397
Total assets	$82,198	$108,552
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,616	$2,901
Accrued expenses	7,393	5,802
Operating lease liabilities	378	381
Total current liabilities	9,387	9,084
Long-term debt, net	4,869	4,819
Other long-term liabilities	130	—
Operating lease liabilities, less current portion	—	278
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022; 10,248 shares issued and outstanding as of September 30, 2022 and December 31, 2021	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,902,849 and 37,424,863 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	267,103	254,592
Accumulated other comprehensive loss	(199)	—
Accumulated deficit	(204,548)	(165,677)
Total stockholders’ equity	67,812	94,371
Total liabilities and stockholders’ equity	$82,198	$108,552

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,139	$7,088	$19,559	$16,558
Purchased and acquired in-process research and development	—	4,000	—	88,478
General and administrative	10,939	3,711	19,456	11,422
Total operating expenses	18,078	14,799	39,015	116,458
Gain on royalty purchase agreement	—	—	—	13,500
Loss from operations	(18,078)	(14,799)	(39,015)	(102,958)
Other income (expense):
Gain on forgiveness of PPP Loan	—	—	—	257
Interest income	474	10	534	28
Interest expense	(139)	(125)	(390)	(352)
Other expense	—	—	—	(290)
Total other income (expense)	335	(115)	144	(357)
Net loss	(17,743)	(14,914)	(38,871)	(103,315)
Unrealized loss on short-term investments	(199)	—	(199)	—
Comprehensive loss	$(17,942)	$(14,914)	$(39,070)	$(103,315)
Net loss per share of common stock, basic and diluted	$(0.47)	$(0.40)	$(1.03)	$(3.44)
Weighted-average shares used to compute basic and diluted net loss per share	37,705,517	37,353,418	37,614,166	29,995,784

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$—	$(165,677)	$94,371
Issuance of common stock upon exercise of stock options	—	—	7	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	53	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	1	—	—	1
Share-based compensation	—	—	—	—	1,772	—	—	1,772
Net loss	—	—	—	—	—	—	(10,546)	(10,546)
Balance March 31, 2022	10	$5,452	37,486	$4	$256,372	$—	$(176,223)	$85,605
Issuance of common stock upon exercise of stock options	—	—	19	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	—	—	—	—
Share-based compensation	—	—	—	—	1,956	—	—	1,956
Net loss	—	—	—	—	—	—	(10,582)	(10,582)
Balance June 30, 2022	10	$5,452	37,554	$4	$258,352	$—	$(186,805)	$77,003
Issuance of common stock upon exercise of stock options	—	—	57	—	70	—	—	70
Issuance of common stock through "at the market" offering, net			243	—	1,034	—	—	1,034
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	1	—	—	1
Share-based compensation	—	—	—	—	7,646	—	—	7,646
Unrealized loss on short-term investments	—	—	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	—	—	(17,743)	(17,743)
Balance September 30, 2022	10	$5,452	37,903	$4	$267,103	$(199)	$(204,548)	$67,812

See accompanying notes to these unaudited condensed consolidated financial statements.

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Issuance of common stock upon exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—	—	132	—	81	—	81
Issuance of common stock upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	644	—	644
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,231)	(79,231)
Balance March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,036	$4	$249,434	$(130,146)	$124,744
Issuance of common stock upon exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—	—	104	—	136	—	136
Issuance of common stock upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,170)	(9,170)
Balance June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,141	$4	$250,957	$(139,316)	$117,097
Issuance of common stock upon exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—	—	139	—	87	—	87
Issuance of common stock upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1	—	1
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,704	—	1,704
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,914)	(14,914)
Balance September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,281	$4	$252,749	$(154,230)	$103,975

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(38,871)	$(103,315)
Adjustments to reconcile net loss to net cash used in by operating activities:
Gain on forgiveness of PPP loan	—	(257)
Acquired in-process research and development	—	84,478
Purchased in-process research and development	—	4,000
Share-based compensation expense	11,374	3,734
Depreciation and amortization	153	119
Amortization of premiums and accretion of discounts on short-term investments, net	(175)	—
Change in fair value of preferred stock warrant liability	—	290
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(894)	(1,359)
Other assets	425	743
Accounts payable	(1,285)	118
Accrued expenses	1,592	(203)
Lease liabilities, net	(3)	12
Other long-term liabilities	130	—
Net cash used in operating activities	(27,554)	(11,640)
Investing activities
Purchases of property and equipment	(45)	(233)
Purchased in-process research and development	—	(4,000)
Purchases of short-term investments	(54,418)	—
Proceeds from maturity of short-term investments	800	—
Cash acquired in connection with the Merger	—	17,143
Net cash (used in) provided by investing activities	(53,663)	12,910
Financing activities
Issuance of common stock, net of issuance costs	1,034	62,320
Exercise of warrants and stock options to purchase common stock	101	304
Net cash provided by financing activities	1,135	62,624
Net (decrease) increase in cash and cash equivalents	(80,082)	63,894
Cash and cash equivalents at beginning of period	103,554	47,089
Cash and cash equivalents at end of period	$23,472	$110,983
Supplemental disclosure of cash flow information
Interest paid	$332	$257
Noncash financing activities
Warrant liability reclassification to equity	$—	$396
Issuance of convertible preferred stock upon Merger	$—	$5,452
Conversion of convertible preferred stock into common stock upon Merger	$—	$83,302
Issuance of common stock upon Merger	$—	$97,982

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Viracta is a precision oncology company, focused on the development of new medicines targeting virus-associated cancers. Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating future development and collaboration opportunities for vecabrutinib in combination with chimeric antigen receptor (“CAR”) T-cell therapies and VRx-510 in multiple oncology and other indications.

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

Liquidity and Risks

As of September 30, 2022, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2022, had an accumulated deficit of $204.5 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $77.1 million and working capital of $70.3 million.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances, as amended August 26, 2022. The second tranche of $20.0 million is available upon request by the Company and Lenders' approval until December 30, 2022 and the third tranche, $25.0 million, is available at the Company's request subject to Lenders' discretion. As of September 30, 2022, neither tranche had been requested.

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

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and non-credit related losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and included in interest income on the condensed consolidated statements of operations and comprehensive loss.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the unaudited condensed statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash, cash equivalents and short-term investments.

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

Share-Based Compensation

The Company accounts for share-based compensation expense related to stock options granted to employees, members of the board of directors, and outside consultants by estimating the fair value of each stock option on the date of grant or modification date using the Black-Scholes option pricing model. The Company accounts for restricted stock units (“RSUs”) by determining the fair value of each restricted stock unit based on the closing market price of the common stock on the date of grant or modification date. The Company recognizes share-based compensation on a straight-line basis over the requisite service period of the stock-based award, and forfeitures are recognized as they occur. The estimate of fair value for share-based compensation for stock options requires management to make estimates and judgments about, among other things, employee exercise behavior and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at September 30, 2022 and December 31, 2021.

Investments

The Company invests in available-for-sale securities consisting of money market funds, commercial paper, corporate debt securities, U.S. Treasury securities and U.S. agency bonds. Available-for-sale securities are classified as either cash, cash equivalents or short-term investments on the Company's unaudited condensed consolidated balance sheets.

The following table summarizes, by major security type, the Company's short-term investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$19,467	$—	$—	$19,467
Commercial paper	1 or less	2,097	—	—	2,097
Total cash equivalents		21,564	—	—	21,564

Short-term investments:
U.S. Treasury securities	2 or less	18,931	—	(119)	18,812
Commercial paper	1 or less	29,441	—	(46)	29,395
Corporate debt securities	2 or less	2,669	—	(7)	2,662
U.S. Agency bonds	1 or less	2,753	—	(27)	2,726
Total short-term investments		53,794	—	(199)	53,595
Total		$75,358	$—	$(199)	$75,159

The Company has classified investments with remaining maturity at purchase of more than three months and remaining maturities of one year or less as short-term investments. The Company has also classified investments with remaining maturities of greater than one year as short-term investments, which reflects management's intention to use the proceeds from sales of these securities to fund our operations, as necessary.

As of September 30, 2022, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of September 30, 2022, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. As of September 30, 2022, none of the short-term investments were in a continuous unrealized loss position greater than 12 months.

Accrued interest receivable on available-for-sale securities was $0.1 million at September 30, 2022. At December 31, 2021, there was no accrued interest receivable on available-for-sale securities. We have not written off any accrued interest receivables for the nine months ended September 30, 2022 and 2021.

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

Available-for-sale securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs and commercial paper, corporate debt securities, and U.S. Agency bonds, which is measured at fair value using Level 2 inputs. The Company determines the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of September 30, 2022, in thousands.

		Fair Value Measurements Using
	September 30, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$19,467	$19,467	$—
Commercial paper	2,097	—	2,097
Total cash equivalents	21,564	19,467	2,097

Short-term investments:
U.S. Treasury securities	18,812	18,812	—
Commercial paper	29,395	—	29,395
Corporate debt securities	2,662	—	2,662
U.S. Agency bonds	2,726	—	2,726
Total short-term investments	53,595	18,812	34,783
Total	$75,159	$38,279	$36,880

The money market funds, classified as cash equivalents, are Level 1 and had an amortized cost and estimated fair value of $14.9 million as of December 31, 2021.

The preferred stock warrant liability, a level 3 fair value measurement, was zero as of September 30, 2022 and December 31, 2021, due to the reclassification to equity. The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants to purchase common stock for nominal consideration outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the common stock equivalents. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company's net loss position.

The following common stock equivalent securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	7,780,972	4,861,949
ESPP shares pending issuance	22,120	—
Warrants to purchase common stock	23,100	23,100
Total excluded securities	8,118,991	5,177,848

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses, Topic 326, providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defers the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard and other related subsequently issued ASUs will be effective for the Company for annual periods beginning after December 15, 2022, with early adoption permitted. The Company has adopted this pronouncement in the third quarter of 2022 with no material impact on its condensed consolidated financial statements.

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

4. Financial Statement Details

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued payroll and benefits	$2,635	$1,695
Accrued clinical trial and contract expenses	3,879	3,380
Accrued professional services and expenses	204	180
Other accrued expenses	675	547
Total accrued expenses	$7,393	$5,802

Accrued payroll and benefits includes a non-recurring charge associated with the separation agreement for the former Chief Executive Officer as of September 30, 2022. Total costs were $0.8 million, of which $0.7 million was included in accrued expenses and the remaining $0.1 million was included in other long-term liabilities as of September 30, 2022.

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

6. Debt

Loan Agreement

On November 4, 2021, the Company entered into a loan and security agreement, as amended August 26, 2022 (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) and Oxford Finance, LLC for up to $50.0 million. In connection with entering into the Loan Agreement, the Company and SVB agreed to terminate the Company’s prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was replaced under this Loan Agreement. The Loan Agreement was accounted for as a modification based on the effect of changes in terms from the original SVB Loan Agreement. Under the terms of the Loan Agreement, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company is under no obligation to draw funds in the future. The second tranche of $20.0 million is available upon request by the Company and Lenders approval until December 30, 2022, and the third tranche, $25.0 million, is available at the Company's request subject Lenders' discretion. As of September 30, 2022, neither tranche had been requested.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the Loan Agreement, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the Milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of September 30, 2022, the per annum interest rate was 10.40%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs. If the Company elects to not draw certain portions of the loan, the Company will incur a 3% fee on the undrawn portion.

The Company is subject to customary affirmative and restrictive covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than the Company's intellectual property and excluding assets acquired in the Merger. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement. As of September 30, 2022, the Company was in compliance with nonfinancial covenants.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders' lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2022, the Company was in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of September 30, 2022.

The following table summarizes future principal payments (in thousands) under the terms of the Loan Agreement:

Years Ending December 31,
2022 (remaining)	$—
2023	—
2024	1,714
2025	1,714
Thereafter	1,572
Total future principal payments	5,000
Unamortized discount	(131)
Total, net	$4,869

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

8. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of September 30, 2022 and December 31, 2021 was 37,902,849 and 37,424,863, respectively.

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

During the three and nine months ended September 30, 2022, the Company sold 242,672 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $4.39 for $1.0 million, net of commissions.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of September 30, 2022, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price is $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of September 30, 2022, Common Warrants to purchase 86,209 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 as their exercise price is for nominal consideration.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	September 30,	December 31,
	2022	2021
Conversion of preferred stock	292,799	292,799
Common stock warrants	109,309	109,309
Stock options issued and outstanding for all plans	7,249,361	4,051,572
RSUs outstanding	531,611	745,668
Authorized for future option grants	1,154,659	1,169,523
Common stock authorized for the ESPP	500,000	60,948
Total	9,837,739	6,429,819

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

At the time of the close of the Merger, the Company adopted the Viracta Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which also permits stock options and restricted stock unit grants to employees, members of the board of directors, and outside consultants. The maximum number of shares of the Company’s common stock available for issuance under the 2021 Plan equals the sum of (a) 2,628,571 shares; (b) any shares of common stock of the Company which are subject to awards under the Sunesis 2011 Equity Incentive Plan (the “Sunesis 2011 Plan”) or the 2016 Plan as of the effective date of the 2021 Plan which become available for issuance under the 2021 Plan after such date in accordance with its terms; and (c) an annual increase on the first day of each calendar year beginning with January 1 of the calendar year following the effectiveness of the 2021 Plan and ending with the last January 1 during the initial ten year term of the 2021 Plan. This annual increase would be equal to the lesser of (i) 3,771,428 shares, (ii) five percent of the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (iii) such number of shares of the Company’s common stock as determined by the Company’s board of directors. The 2021 Plan allows for grants of incentive stock options with exercise prices of at least 100% of the fair market value of Viracta’s common stock, nonqualified options with exercise prices of at least 100% of the fair market value of the Company’s common stock, restricted stock, and restricted stock units. All stock options granted to date have a ten-year life and generally vest over zero to four years. As of September 30, 2022, there were 749,659 shares available for issuance under the 2021 Plan.

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of September 30, 2022, 67,540 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $30.22 per share.

The compensation cost that has been included in the accompanying condensed consolidated statements of operations for all share-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$729	$668	$2,079	$1,411
General and administrative	6,917	1,036	9,295	2,323
Total	$7,646	$1,704	$11,374	$3,734

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grants under the 2021 Inducement Plan. In September 2022, the Board of Directors approved an increase to the 2021 Inducement Plan by 1,375,000 shares, resulting in a new authorized total of 2,375,000 shares of common stock. As of September 30, 2022, there were 405,000 shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation related to stock options of $5.9 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $9.3 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively. Share-based compensation related to stock options for the three and nine months ended September 30, 2022, included a $4.0 million non-recurring, non-cash expense associated with modifications to certain stock awards pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer in September 2022. Fair value is determined on the date of grant for options. Compensation expense is recognized over the vesting period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table, excluding the option modifications:

	Nine Months Ended September 30,
	2022	2021
Risk free interest rate	1.82% - 3.65%	0.66% - 1.24%
Expected option term	5.5 - 6.3 years	5.8 - 6.3 years
Expected volatility of common stock	82.7% - 85.9%	84.9% - 90.2%
Expected dividend yield	0.0%	0.0%

The expected term of stock options is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of September 30, 2022, unrecognized compensation expense related to unvested options granted totaled $18.4 million. The expense is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended September 30, 2022 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	3,964	$7.33	8.9
Granted	3,697	$3.85
Exercised	(83)	$1.22
Cancelled	(395)	$6.22
Outstanding at September 30, 2022	7,183	$5.67	8.8
Outstanding at September 30, 2022 (Sunesis 2011 Plan)	67	$30.22	3.3

Restricted Stock Units

The Company recorded share-based compensation related to RSUs of $1.7 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $2.1 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Share-based compensation related to RSUs for the three and nine months ended September 30, 2022, included a $1.6 million non-recurring, non-cash expense associated with modifications to certain RSUs pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer in September 2022. For RSU equity awards, the grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the vesting period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended September 30, 2022 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	745	$4.22	3.4
Granted	—	—
Vested	(149)	$4.22
Cancelled	(64)	$4.22
Outstanding at September 30, 2022	532	$4.22	2.7

As of September 30, 2022, unrecognized compensation expense related to unvested RSUs totaled $0.9 million. The expense is expected to be recognized over a weighted-average period of 2.7 years.

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

As of September 30, 2022, there were 500,000 shares available for future issuance under the 2022 ESPP.

9. Commitments and Contingencies

Leases

In June 2020, the Company amended the existing office leases to enter into a noncancelable operating lease to extend the lease terms through August 2023 with a renewal option for an additional year (“Amended Lease”). The Amended Lease monthly base rent will increase approximately 4% annually from $20,019 to $21,444 over the life of the lease, including utilities and other operating costs. Upon the execution of the Amended Lease, the Company recorded an operating lease right-of-use (“ROU”) asset and corresponding lease liability for $0.7 million.

In August 2020, the Company entered into an additional noncancelable operating lease agreement for certain office space with a lease term from August 2020 through August 2023 with a renewal option for an additional year (“New Lease”). The New Lease also includes a buyout option to terminate the lease prior to its expiration with at least one month’s prior written notice and a one-time payment equal to four months’ rent. The New Lease monthly base rent will increase approximately 4% to 9% from $12,462 to $14,033 over the life of the lease, including utilities and other operating costs. In connection with the execution of the New Lease, the Company recorded an operating lease ROU asset and corresponding lease liability for $0.4 million.

Total lease expense for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.5 million, respectively. At September 30, 2022, the Company had remaining lease liabilities of $0.4 million, all of which was recorded in current liabilities as of September 30, 2022, and operating lease ROU assets of $0.4 million. Total cash paid for amounts included in the measurement of operating lease liabilities was

$0.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and for the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.6 million, respectively. The weighted average discount rate for the operating leases recorded in 2020 was 8.0% and the weighted average remaining lease term was 1 year as of September 30, 2022.

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
•
the rate and degree of market acceptance and clinical utility of our current or future product candidates, if approved;
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

Overview

Viracta is a clinical-stage, precision oncology company focused on advancing new medicines for the treatment of virus-associated cancers. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating future development and collaboration opportunities for vecabrutinib in combination with chimeric antigen receptor (“CAR”) T-cell therapies and VRx-510 in multiple oncology and other indications.

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of R/R EBV+ lymphoma with centers in North America, Europe, and Asia-Pacific. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with relapsed or refractory disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma and peripheral T-cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. During Stage 2, Viracta anticipates discussing the preliminary results with the U.S. Food and Drug Administration (the “FDA”) and may amend the protocol to include additional patients as necessary to potentially enable registration. Viracta anticipates providing an update on the first indication that may advance into Stage 2 in the first half of 2023.

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

Viracta has received Fast Track Designation by the FDA for the treatment of R/R EBV+ lymphoid malignancies, in addition to orphan drug designations in the United Sates for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+ DLBCL, NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphoma. In addition, the European Commission has granted orphan drug designation to Nana-val for the treatment of peripheral T-cell lymphoma.

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label Phase 1b/2 trial for the treatment of EBV+ R/M NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab (Keytruda®). The Phase 1b dose escalation study is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+ R/M NPC. In November 2022, Viracta announced the completion of the initial enrollment of the third dose level in the dose escalation part of the Phase 1b/2 trial of Nana-val in patients with EBV+ solid tumors. No dose-limiting toxicities (“DLTs”) have been reported from the first two dose levels. Viracta has amended the trial protocol to include additional dose levels in the trial’s Phase 1b dose escalation portion, which is designed to determine the RP2D. Viracta anticipates initiating the Phase 2 portion of the trial in the second half of 2023, where up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab.

Impact of COVID-19

The COVID-19 pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the pandemic by instituting quarantines, mandating business and school closures, and restricting travel. While many of these restrictions have lifted or lessened, the effects of the COVID-19 pandemic continue to rapidly evolve, and the full impact of the COVID-19 pandemic remains highly uncertain and subject to change, especially as related to the effects of new and unknown variants thereof. For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic. We have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations. The continued COVID-19 pandemic may negatively impact our workforce and our research and development activities. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

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
•
potential amendments to clinical trial protocols;
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

Other income (expense)

Other income (expense) consists of interest income and expense as well as various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts, commercial paper, corporate debt securities, U.S. Treasury securities, U.S. agency bonds and money market accounts. Interest expense is primarily attributable to interest charges and amortization of debt discount associated with borrowings under our loan and security agreements.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Research and development expenses	$7,139	$7,088	$51
Purchased in-process research and development	—	$4,000	(4,000)
General and administrative expenses	10,939	3,711	7,228

Research and development expenses. Research and development expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were materially consistent. Research and development activities for the three months ended September 30, 2022 included ongoing costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, in addition to increased costs to support the advancement of our Phase 1b/2 trial for the treatment of EBV+ solid tumors, which was initiated in the fourth quarter of 2021. These expenses were offset by a decrease in costs incurred versus the comparative period relating to the Company’s previous Phase 1b/2 clinical trial in R/R EBV+ lymphoma, which has concluded its enrollment.

Purchased in-process research and development. In August 2021, the Company entered into a Mutual Termination Agreement (“Termination Agreement” with Shenzhen Salubris Pharmaceutical Co. Ltd. (“Salubris”). Under the terms of the Termination Agreement, the Company paid $4.0 million to Salubris in exchange for the termination of all licenses granted under the previous development and commercialization agreement. The payment was recorded as purchased in-process research and development in the three months ended September 30, 2021.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 increased by $7.2 million. The increase was largely due to non-cash share-based compensation expense related to stock options and RSUs of $5.9 million, including a one-time expense associated with an option and RSU modification for $5.6 million, associated with a separation agreement for the former Chief Executive Officer. In addition, $0.8 million in severance-related charges were recorded in accordance with the separation agreement. The remaining change was a result of an increase in non-severance personnel costs of $0.5 million.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Research and development expenses	$19,559	$16,558	$3,001
Purchased and acquired in-process research and development	—	88,478	(88,478)
General and administrative expenses	19,456	11,422	8,034
Gain on Royalty Purchase Agreement	—	13,500	(13,500)

Research and development expenses. Research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased by $3.0 million. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and the initiation of our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in headcount and non-cash share-based compensation.

Purchased and acquired in-process research and development. In August 2021, the Company entered into the Termination Agreement with Salubris. As described above, under the terms of the Termination Agreement, the Company paid $4.0 million to Salubris in exchange for the termination of all licenses granted under the previous development and commercialization agreement. The payment was recorded as purchased in-process research and development for the nine months ended September 30, 2021. In addition, the acquired in-process research and development included non-cash and non-recurring cost of $84.5 million for the nine months ended September 30, 2021 was associated with the estimated fair value of the in-process research and development projects acquired in the asset acquisition with no alternative future use, which was charged to expense on the Sunesis merger date.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased by $8.0 million. The increase was largely due to non-cash share-based compensation expense related to stock options and RSUs of $7.0 million, including a one-time expense associated with an option and RSU modification for $5.6 million, associated with the former Chief Executive Officer. In addition, $0.8 million in severance-related charges were recorded in accordance with the separation agreement. The remaining change was a result of an increase in non-severance personnel costs of $0.2 million.

Gain on royalty purchase agreement. The gain on royalty purchase agreement for the nine months ended September 30, 2021 was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Liquidity and Capital Resources

As of September 30, 2022, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of September 30, 2022, had an accumulated deficit of $204.5 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $77.1 million and working capital of $70.3 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent.

During the three months ended September 30, 2022, the Company sold 242,672 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $4.39 for $1.0 million, net of commissions.

On November 4, 2021, we entered into a loan and security agreement, as amended August 26, 2022 (“the Loan Agreement”) with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”) for up to $50.0 million. In connection with entering the Loan Agreement, we and SVB agreed to terminate our prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was replaced under this Loan Agreement. Under the terms of the Loan Agreement, the remaining $45.0 million is available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and we are under no obligation to draw funds in the future. The second tranche of $20.0 million is available upon request by the Company and Lenders approval until December 30, 2022 and the third tranche, $25.0 million, is available at our request subject to Lenders' discretion. As of September 30, 2022, neither tranche had been requested.

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

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(27,554)	$(11,640)
Net cash (used in) provided by investing activities	(53,663)	12,910
Net cash provided by financing activities	1,135	62,624
Net (decrease) increase in cash and cash equivalents	$(80,082)	$63,894

Operating Activities. Net cash used in operating activities was $27.6 million for the nine months ended September 30, 2022, as compared to net cash used in operating activities of $11.6 million for the nine months ended September 30, 2021. This change was primarily due to the $13.5 million received and recorded into income from the Royalty Purchase Agreement with XOMA (US) LLC in March 2021, for the nine months ended September 30, 2021. The increase can also be attributed to costs associated with the company’s continuing clinical trials and other operating activities recorded for the nine months ended September 30, 2022.

Investing Activities. Cash used in investing activities was $53.7 million for the nine months ended September 30, 2022, compared to net cash provided by $12.9 million for the nine months ended September 30, 2021. Cash used in investing activities of $53.7 million for the nine months ended September 30, 2022, reflects the initiation of a treasury management strategy in June 2022, given the rapid increase in the interest rate environment. Cash provided by investment activities of $12.9 million for the nine months ended September 30, 2021 primarily reflects the cash and cash equivalents acquired in the Merger of $17.1 million in February 2021, offset by the $4.0 million purchased in-process research and development.

Financing Activities. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2022, compared to cash provided by financing activities of $62.6 million for the nine months ended September 30, 2021. This change was a result of the financing proceeds from the private placement of common stock concurrent with the Merger in February 2021, net of issuance costs, as compared to proceeds from the issuance of common stock through the Company's common stock Sale Agreement of $1.0 million and exercise of stock options totaling $0.1 million in the nine months ended September 30, 2022.

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

As required by SEC Rule 13a-15(b), as of September 30, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $38.9 million for the nine months ended September 30, 2022. As of September 30, 2022, we have an accumulated deficit of $204.5 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2022, we had $77.1 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operating expenses and capital expenditures into mid-2024. Our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and short-term investments, and any future or potential proceeds from our Loan Agreement, sales of equity or other non-dilutive sources to fund our ongoing and planned clinical trials of Nana-val and to fund our other research and development activities, as well as for working capital and other general corporate purposes. Advancing the development of Nana-val and any other product candidate will require a significant amount of capital. The existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of Nana-val.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), dated November 4, 2021, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”), we have borrowed $5.0 million and may be eligible to borrow up to an additional $45.0 million. The additional financing available under the SVB-Oxford Loan Facility is not expected to be sufficient to fund our future operations.

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. During the three and nine months ended September 30, 2022, the Company sold 242,672 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $4.39 for $1.0 million, net of commissions. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe, increasing interest rates and inflation, and otherwise. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For instance, patients for our trials are screened for EBV-positivity, which can be determined by the presence of EBV-encoded RNA (“EBER”), as detected by in situ hybridization, and utilizing such biomarker-driven identification and/or certain highly specific criteria related to the cancer sub-types may limit patient populations eligible for our clinical trials. If our strategies for patient identification prove unsuccessful, it may have difficulty enrolling or maintaining patients appropriate for Nana-val.

In addition, enrollment of patients in our clinical trials may be delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. For instance, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic, and we are aware of certain Nana-val clinical trial sites that temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our Nana-val clinical trials and our regulatory submissions.

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

One common method used by investigators in our clinical trials to determine EBV positivity of lymphomas is in situ hybridization for EBV encoded RNA (“EBER-ISH”). If the FDA requires a companion diagnostic for the approval of Nana-val and a satisfactory companion diagnostic is not approved and commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

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

We are not aware of any FDA- or EMA-approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with three currently approved by the FDA for oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma and belinostat for the treatment of peripheral T-cell lymphoma. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which is conducting a Phase 3 clinical trial and recently filed a MAA in the EU for Tab‐cel®, a product for virus-associated EBV. The EMA’s Committee for Medicinal Products for Human Use (CHMP) recommended approval of Tab‐cel® as a monotherapy for treatment of adult and pediatric patients two years of age and older with relapsed or refractory EBV+ PTLD, who have received at least one prior therapy. With the CHMP positive opinion, an EU approval decision is anticipated by the end 2022. AlloVir, which is conducting clinical trials for Viralym-M (ALVR105), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is planning to initiate several Phase 2 and Phase 3 trials for the treatment of various viruses, including EBV. Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (CAR) EBV-specific T cells (EBVSTs) for CD30 positive lymphomas in Phase 1, and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

Cancer therapies are sometimes characterized as first-line, second-line or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first-line therapy, such as chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our ongoing and planned clinical trials for Nana-val are for patients who have received one or more prior treatments. There is no guarantee that product candidates that we develop, even if approved, would be approved for first-line or second-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

We received orphan drug designation from the FDA for Nana-val for the treatment of EBV+ DLBCL, NOS, PTLD, plasmablastic lymphoma, and T-cell lymphoma. In early September 2022, we also received from the European Commission, an orphan drug designation for Nana-val for the treatment of PTLD. We may be unable to obtain regulatory approval for Nana-val for these orphan populations or any other orphan population, or we may be unable to successfully commercialize Nana-val for such orphan populations due to risks that include:

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through September 30, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. For example, our Chief Executive Officer, Mark Rothera, joined us in September 2022, succeeding our prior Chief Executive Officer. It is important to our success that Mr. Rothera, as well as any other key employees that join us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our current corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

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

As of September 30, 2022, we had 33 full-time employees, including 22 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020 and 2021. As of December 31, 2021, we had federal NOL carryforwards of $148.2 million, which will begin to expire in 2027. In addition, we generated federal NOL carryforwards of $108.0 million which do not expire. We also have available California NOL carryforwards of $106.6 million as of December 31, 2021, which begin to expire in 2030.

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

In addition, as recently announced by the Unified Patent Court Preparatory Team to start April 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”) and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act or if and when we are required to conduct such testing with our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. As a private company, the operating entity that survived the Merger was never required to test its internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1^	First Amendment to Loan and Security Agreement between the Registrant. and Silicon Valley Bank, dated as of August 26, 2022

10.2#

Executive Employment Agreement by and between the Registrant and Mark Rothera, dated September 15, 2022, incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022.

10.3#

Separation Agreement and Release by and between the Registrant and Ivor Royston, dated September 15, 2022, incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022.

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

Viracta Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)