Form 10-K
period 2022-12-31
Viracta Therapeutics, Inc.
filed 2023-03-14
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2022, was approximately $145.7 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2023 was 38,410,935 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2022.

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
•
the effect of inflationary pressure on the United States capital markets and our ability to raise capital, including any impact of adverse developments affecting the financial services industry, such as those based on liquidity constraints or concerns;
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

Item 1. Business.

Overview

Viracta Therapeutics, Inc. (“Viracta”) or (the “Company”) is a clinical-stage, precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). EBV has been recognized as a Group 1 human carcinogen by the World Health Organization (“WHO”). Despite the association of EBV with cancer, there are currently no approved therapies in the United States specifically for EBV-associated cancers and attempts to develop vaccines have not proven successful. EBV enters periods of latency during which most viral genes are epigenetically suppressed. Likewise, the latently infected cell can evade the body’s immune surveillance mechanisms. In some stages of latency, viral proteins are not expressed on the cell surface, making it difficult to develop effective immunotherapies. EBV is estimated to be associated with approximately 2% of the global cancer burden with over 310,000 new cases of EBV-associated lymphoma, nasopharyngeal carcinoma (“NPC”) and gastric carcinoma (“GC”) cancers annually, which are responsible for over 180,000 deaths each year. Viracta’s novel Kick and Kill approach targets the EBV genome to enable the killing of the tumor cells by inducing the expression of certain viral kinase genes, which in-turn, activate an antiviral drug. The activated antiviral drug disrupts the DNA replication cycle of the target cells resulting in chain termination and killing of the tumor cells by inducing apoptosis, also known as programmed cell death. This approach may also be applicable to other cancers associated with the herpes family of viruses, to which EBV belongs, such as glioblastoma associated with cytomegalovirus (“CMV”), Kaposi’s sarcoma with Kaposi’s sarcoma virus (“KSV”), and gastrointestinal carcinomas with Human Herpesvirus 6 (“HHV6”).

Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat, and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being evaluated in multiple ongoing clinical trials. In June 2021, Viracta initiated NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial of Nana-val for the treatment of multiple subtypes of relapsed/refractory (“R/R”) EBV-positive (“EBV+”) lymphoma. In October 2021, the Company initiated a multinational, open-label Phase 1b/2 trial of Nana-val for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors.

Viracta also conducted a Phase 1b/2 trial of Nana-val for the treatment of EBV+ R/R lymphoma, and final results from this trial were presented in an oral presentation at the 63rd American Society of Hematology (“ASH”) Annual Meeting in December 2021. The data demonstrated promising activity in multiple subtypes of heavily pre-treated, R/R EBV+ lymphoma patients, and a generally well-tolerated safety profile. Complete responses were observed in diffuse large B-cell lymphoma (“DLBCL”), T/NK-cell lymphoma (“T/NK-NHL”), and immunodeficiency-associated lymphoproliferative disorders (“IA-LPD”). The median duration of response was 10.4 months.

Viracta has received Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) for the treatment of R/R EBV+ lymphoid malignancies. In addition, the FDA has granted orphan drug designations for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+ DLBCL, NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphomas. In addition, the European Medicines Agency (“EMA”) has granted orphan drug designations for DLBCL and Peripheral T-cell Lymphoma (“PTCL”).

The Viracta team possesses deep, cross-functional experience and a longstanding commitment to developing new medicines to benefit patients. Collectively, the Viracta management team has extensive industry experience in both private and publicly-traded companies, has raised substantial debt and equity capital, conducted significant research and gained expertise on the role of viral biology in cancer, and discovered, developed or launched multiple therapies in oncology and other rare/orphan disease treatments at companies such as Novartis, Genentech, Medivation, MorphoSys, Orchard Therapeutics, PTC Therapeutics, Aegerion Pharmaceuticals, Inc. and Shire Human Genetic Therapies.

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

Strategy

Viracta’s strategy is to build a leading precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. While the association between viruses and cancer has been well characterized, there are currently no FDA approved therapies that specifically target Epstein-Barr virus-harboring cancer cells. Viracta’s lead program targets multiple therapeutic areas of high unmet medical need. Viracta’s current pipeline is derived from its ability to leverage its targeted Kick and Kill mechanism of action across multiple potential tumor types. Viracta prioritizes virus-associated targets that it believes have the potential to change the paradigm of treatment in virus-associated cancers.

Key elements of Viracta’s strategy are as follows:

•
Rapidly advance Viracta’s lead product candidate, Nana-val, through clinical development, initially in EBV+ lymphomas;
•
Expand development of Nana-val in other EBV+ malignancies, beginning with solid tumors harboring the EBV genome;
•
Leverage its Kick and Kill approach and evaluate other malignancies associated with other viruses in the herpes family;
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

While outcomes vary based on the specific malignancy, EBV-associated lymphomas (e.g., DLBCL, HL, BL, and a number of T-cell lymphomas) often present a treatment challenge as clinical outcomes such as progression free survival and overall survival are worse for some lymphoma subtypes following standard of care regimens as compared to those for EBV-negative patients. The presence of EBV in lymphomas is therefore generally considered to be a poor prognostic indicator. As shown in the figure below, in a series of patients with DLBCL and PTCL, respectively, those who were EBV+ generally presented with more aggressive disease, had lower response rates to first-line therapy, and poorer progression free survival and overall survival. In a meta-analysis evaluating survival outcomes across several lymphoma types (HL, DLBCL, T/NKCL, PTCL), EBV+ disease was associated with significantly worse overall survival.

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

Antivirals, including acyclovir and ganciclovir, are prodrugs that are specifically activated by herpesvirus kinases, such as thymidine kinase (“TK”) and protein kinase (“PK”). These viral kinases are strictly expressed in the lytic phase of the viral life but not in the latent phase, which is the predominant phase in EBV associated tumors. To overcome this barrier, Viracta utilizes its proprietary epigenetic drug candidate, nanatinostat, to induce the expression of these viral kinase genes. Once induced, the viral kinases phosphorylate and activate the antiviral prodrug in the tumor cell, resulting in the killing of the tumor cell. Viracta has determined that for EBV-associated malignancies, oral valganciclovir, which is converted to ganciclovir in the gut, is its preferred antiviral drug.

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

Several HDAC inhibitors have demonstrated clinical antitumor activity when dosed at or near the maximum tolerated dose, with three currently marketed in the U.S. for relapsed/refractory oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma, and belinostat for the treatment of peripheral T-cell lymphoma.

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

Nanatinostat induces the expression of EBV kinase genes to activate ganciclovir, rather than acting directly as a cytotoxic agent. In clinical trials, nanatinostat at doses below 40 mg daily in combination with valganciclovir has demonstrated clinical activity in patients with recurrent EBV+ lymphomas. In the concluded Phase 1b/2 trial, 35 patients with R/R EBV+ lymphomas received the recommended Phase 2 dose regimen of nanatinostat (20 mg p.o. (orally) daily (“QD”) for four days/week, i.e., 4 days on, 3 days off), with valganciclovir 900 mg p.o. daily. The combination was generally well-tolerated in the trial with the most common grade 3/4 adverse events being reversible cytopenias.

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

NAVAL-1

An Open-Label, Phase 2 Trial of Nanatinostat in Combination With Valganciclovir in Patients With Epstein-Barr Virus-Positive (“EBV+”) Relapsed/Refractory Lymphomas

In June 2021, Viracta initiated NAVAL-1, a global, multicenter, open-label Phase 2 basket trial utilizing a Simon 2-stage design that will evaluate the combination of nanatinostat with valganciclovir in patients with R/R EBV+ lymphoma. Lymphoma subtypes demonstrating promising activity may be further expanded to assess potential support of future new drug application filings. NAVAL-1 is anticipated to enroll approximately 140 patients at centers in North America, Europe, and the Asia-Pacific region. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with EBV+ R/R disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma and PTCL) without curative treatment options will be eligible for enrollment.

Nana-val in EBV+ Solid Tumors

An Open-Label, Multicenter Phase 1b/2 Study of Nanatinostat and Valganciclovir in Patients with Advanced Epstein-Barr Virus-Positive (“EBV+”) Solid Tumors and in Combination with Pembrolizumab in Patients with Recurrent/Metastatic Nasopharyngeal Carcinoma

Viracta is also evaluating Nana-val in solid tumors, having received FDA clearance of an IND in July of 2021 for a Phase 1b/2 clinical trial in patients with EBV+ solid tumors. In October 2021, Viracta initiated a multinational Phase 1b/2 trial in patients with EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 inhibitor pembrolizumab (Keytruda). The Phase 1b dose escalation portion is designed to determine the recommended RP2D of Nana-val in patients with EBV+ R/M NPC. In January

2023, Viracta announced it had observed its first clinical response in the third dose level of the Phase 1b dose escalation study. Viracta plans to select its RP2D in 2023. In Phase 2, up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab, to evaluate safety, overall response rate, and potential pharmacodynamic markers. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort. Both the Phase 2 study and the Phase 1b dose expansion cohort are anticipated to be initiated in the second half of 2023.

Preliminary safety data from the first 3 dose levels (10 patients) demonstrated no dose limiting toxicities. Related adverse events were all mild-moderate in nature, most commonly fatigue, nausea, and increased creatinine. Dose escalation in phase 1b is ongoing.

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

Other Preclinical Programs

In addition to current studies aimed at assessing the efficacy of the nanatinostat/valganciclovir modality in treatment of EBV-linked malignancies, Viracta is also investigating in pre-clinical studies the use of its proprietary epigenetic drug candidate, nanatinostat, and its potential therapeutic application in other virus-associated malignancies (e.g., HPV) and EBV-associated diseases.

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

For Nana-val, Viracta’s proprietary HDAC inhibitor, nanatinostat, in combination with valganciclovir, Viracta is aware of several other approved and clinical-stage HDAC inhibitors being developed by competitors. To Viracta’s knowledge, there are no HDAC inhibitors approved for the treatment of EBV+ lymphoma. However, there are several marketed products and product candidates in development for the treatment of various lymphoma types that do not consider the EBV status of the patients. Some marketed products and therapies are used in the treatment of lymphomas, including EBV+ lymphomas. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which recently obtained regulatory marking approval in the EU for Tab‐cel® (tabelecleucel), a product for virus-associated EBV+ PTLD. AlloVir, which is conducting clinical trials for Viralym-M (“ALVR105”), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is planning to initiate several Phase 2 and Phase 3 trials for the treatment of various viruses, including EBV. Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (“CAR”) EBV-specific T cells (“EBVSTs”) for CD30 positive lymphomas in Phase 1, and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies.

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

As of December 31, 2022, Viracta’s patent portfolio consisted of issued patents and pending patent applications that Viracta owns or licenses related to its Nana-val product candidate and various other compounds and programs. With respect to the programs directed to virus-associated malignancies and other diseases. Viracta owns or licenses four issued U.S. patents, and approximately eleven pending U.S. non-provisional patent applications and approximately 62 pending foreign patent applications and issued foreign patents, two of which are international patent applications filed under the Patent Cooperation Treaty (“PCT application”) and seven of which are European regional patent applications.

More specifically with respect to Nana-val, Viracta owns one issued U.S. patent in its owned portfolio described above that has claims directed to nanatinostat as a composition of matter, as well as claims directed to pharmaceutical compositions comprising nanatinostat. This U.S. patent is expected to expire in January 2027, absent any patent term extensions for regulatory delay. In addition, and specifically with respect to Nana-val, Viracta licenses one issued U.S. patent in its portfolio described above that has claims directed to methods of treatment with Nana-val for the treatment of viral or virally-induced conditions caused by a DNA virus, including EBV. This U.S. patent is expected to expire in March 2031, absent any patent term extensions for regulatory delay. Viracta owns an additional patent related to the dosing schedule for Nana-val for the treatment of lymphoid malignancies that will expire in May 2040, again absent any patent term extensions for regulatory delay.

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

Human Capital

As of December 31, 2022, we employed 32 full-time employees. Our employees comprised 20 in research and development and 12 in general and administrative capacities. As of such date, all our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

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

Corporate Information

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego County, California. Our principal executive offices are located at 2533 S. Coast Hwy. 101, Suite 210, Cardiff, California 92007. Our telephone number is (858) 400-8470. Our website address is https://www.viracta.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

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
•
our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, the EMA or other comparable foreign regulatory authorities or otherwise produce positive results;
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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $49.2 million for the year ended December 31, 2022. As of December 31, 2022, we have an accumulated deficit of $214.9 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of December 31, 2022, we had $91.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operating expenses and capital expenditures into late 2024. Our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We plan to use our existing cash, cash equivalents and short-term investments and any future potential proceeds from our SVB-Oxford Loan Facility (as defined below), sales of equity or other non-dilutive sources to fund our ongoing and planned clinical trials of Nana-val and to fund our other research and development activities, as well as for working capital and other general corporate purposes. Advancing the development of Nana-val and any other product candidate will require a significant amount of capital. The existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of Nana-val.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), dated November 4, 2021, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”), we have borrowed $25.0 million and are eligible subject to lender discretion, but not required, to borrow up to an additional $25.0 million. As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. While the situation remains fluid, we have been informed by the lenders under the facility that the facility remains available subject to lender discretion on the same terms as set forth in the loan agreement, notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access the additional $25.0 million that may be available under the SVB-Oxford Loan Facility. Regardless of whether we are able to access such funds, the additional financing that may be available under the SVB-Oxford Loan Facility is not expected to be sufficient to fund our future operations.

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances, and shall automatically terminate upon the issuance and sale of all of the Shares. As of December 31, 2022, the Company had sold 564,125 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $4.26 for $2.3 million, net of commissions. There is no guarantee that we will seek to or be successful in raising meaningful funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including but not limited to any sales under the Sale Agreement, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may be difficult to obtain due to rising interest rates and inflationary pressures, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we seek to raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, such as our license agreement with ImmunityBio, Inc., we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the conflicts in Eastern Europe and other geopolitical tensions, increasing interest rates and inflation, and otherwise.

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

We will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on June 19, 2020, the FDA issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. While we have been able to resume operations at our California headquarters, should COVID-19 cases in California increase or worsen in the future, including as the result of new or unknown variants, the country or state may re-institute a “shelter in place” order at any time. Disruptions caused by the COVID-19 pandemic may result in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of increased costs.

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

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including recessionary effects and inflationary pressures. Specifically, difficult macroeconomic conditions, such as decreases in discretionary capital expenditure spending, changes to the government funding environment, a reduction in or the lapsing of COVID-19-related governmental stimulus measures, increased and prolonged unemployment.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk factors” section.

Unstable market and economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, may have serious adverse consequences on our business, financial condition, results of operations and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

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

We are not aware of any FDA approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with three currently marketed in the U.S. for relapsed/refractory oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma and belinostat for the treatment of peripheral T-cell lymphoma. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which received approval under exceptional circumstances in the EU for Ebvallo (tabelecleucel). AlloVir, which is conducting clinical trials for Viralym-M (ALVR105), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is planning to initiate several Phase 2 and Phase 3 trials for the treatment of various viruses, including EBV. Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (CAR) EBV-specific T cells (EBVSTs) for CD30 positive lymphomas in Phase 1, and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than us. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

We received orphan drug designation from the FDA for Nana-val for the treatment of EBV+ DLBCL, NOS, PTLD, plasmablastic lymphoma, and T-cell lymphomas. In September 2022 and January 2023, we received orphan drug designation from the European Commission for the treatment of PTCL and DLBCL, respectively. We may be unable to obtain regulatory approval for Nana-val for these orphan populations or any other orphan population, or we may be unable to successfully commercialize Nana-val for such orphan populations due to risks that include:

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. For example, in August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which will take effect in 2023. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway. We cannot predict the effect of any changes to the Inflation Reduction Act or other federal and state healthcare policy reform efforts including those aimed at drug pricing.

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

There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare policy will affect our business. It is also possible that additional governmental action is taken to address the COVID-19 pandemic.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. For example, our Chief Executive Officer, Mark Rothera, joined us in September 2022, succeeding our prior Chief Executive Officer. It is important to our success that Mr. Rothera, as well as any other key employees that join us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our current corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. We do not maintain “key man” life insurance on any of our senior executives. None of our senior executive team is bound by written employment contracts to remain with us for a specified period. In addition, we have not entered into non-compete agreements with members of our executive management team. The loss of any member of our executive management team could harm our ability to implement our business strategy and respond to the market conditions in which we operate.

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

As of December 31, 2022, we had 32 full-time employees, including 20 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2021 and 2022. As of December 31, 2022, we had federal NOL carryforwards of $165.5 million, which will begin to expire in 2027. In addition, we generated federal NOL carryforwards of $125.2 million which do not expire. We also have available California NOL carryforwards of $106.6 million as of December 31, 2022, which begin to expire in 2030.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use our pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of the Merger or subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize its NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. In addition, as recently announced by the Unified Patent Court Preparatory Team to start June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

There can be no assurance that a product candidate that has been out-licensed, such as vosaroxin to Denovo and DAY101 (formerly TAK-580) to DOT Therapeutics-1, Inc., will be successfully developed and commercialized. The product candidate(s) may fail in development, or our partner(s) may elect to discontinue development and/or terminate their agreement(s) with us. Completing development of one of these product candidates could require significant resources. If we cannot find another partner and do not undertake development on our own, there will be no possibility of any future upside from such product candidate, including payments that we may be eligible for under our royalty purchase agreement with XOMA (US) LLC.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions, which could be impacted by various events including interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, international tariffs, military conflict and acts of war, including the war in Ukraine and the related response, including current or potential additional future sanctions or other restrictive actions, by the United States and other countries, and other geopolitical sanctions.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2022 (the “Sarbanes -Oxley Act”) and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act or if and when we are required to conduct such testing with our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. As a private company, the operating entity that survived the Merger was never required to test its internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

Holders of Record

As of March 6, 2023, there were 54 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Viracta is a clinical-stage, precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating future development and collaboration opportunities for vecabrutinib in combination with chimeric antigen receptor (“CAR”) T-cell therapies and VRx-510 in multiple oncology and other indications.

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

Viracta is also concluding a Phase 1b/2 trial of Nana-val for the treatment of EBV+ R/R lymphoma and final results from this trial were presented in an oral presentation at the 63rd American Society of Hematology (“ASH”) Annual Meeting in December 2021. The data demonstrated promising activity in multiple subtypes of heavily pre-treated, R/R EBV+ lymphoma patients, and a generally well-tolerated safety profile. Complete responses were observed in diffuse large B-cell lymphoma (“DLBCL”), T/NK-cell lymphoma (“T/NK-NHL”), and immunodeficiency-associated lymphoproliferative disorders (“IA-LPD”). The median duration of response was 10.4 months.

Viracta has received Fast Track Designation by the FDA for the treatment of R/R EBV+ lymphoid malignancies, in addition to orphan drug designations in the United States for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+DLBCL, NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphoma. In addition, the European Commission has granted orphan drug designation to Nana-val for the treatment of peripheral T-cell lymphoma and DLBCL.

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label Phase 1b/2 trial for the treatment of EBV+ R/M NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab (Keytruda®). The Phase 1b dose escalation study is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+ R/M NPC. In January 2023, Viracta announced the completion of enrollment of the third dose level and its first observed clinical response in the dose escalation part of the Phase 1b/2 trial of Nana-val in patients with EBV+ solid tumors. No dose-limiting toxicities (“DLTs”) have been reported from the first three dose levels. Viracta has amended the trial protocol to include additional dose levels in the trial’s Phase 1b dose escalation portion, which is designed to determine the RP2D. Viracta anticipates initiating the Phase 2 portion of the trial in the second half of 2023, where up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort, which is also anticipated to be initiated in the second half of 2023.

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

Other Information

Net Operating Loss Carryforwards

As of December 31, 2022, we had federal and California tax net operating loss carryforwards of $165.5 million and $106.6 million, respectively. The federal and California net operating loss carryforwards will begin to expire in 2027 and 2030, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of $125.2 million do not expire and will carry forward indefinitely. As of December 31, 2022, we also had federal and California research and development tax credit carryforwards of $1.5 million and $2.3 million, respectively. Additionally, the Company has Orphan Drug Credit carryforwards of $10.1 million. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely. Furthermore, under the U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the fiscal years ended December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Research and development expenses	$26,262	$23,861	$2,401
Purchased and acquired in-process research and development	—	88,478	(88,478)
General and administrative expenses	24,327	15,437	8,890
Gain on Royalty Purchase Agreement	—	13,500	(13,500)

Research and development expenses. Research and development expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 increased by approximately $2.4 million. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and the initiation of our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in personnel-related costs and non-cash share-based compensation.

Purchased and acquired in-process research and development. In August 2021, the Company entered into the Termination Agreement with Salubris. Under the terms of the Termination Agreement, the Company paid $4.0 million to Salubris in exchange for the termination of all licenses granted under the previous development and commercialization agreement. The payment was recorded as purchased in-process research and development. In addition, the acquired in-process research and development included non-cash and non-recurring cost of $84.5 million associated with the estimated fair value of the in-process research and development projects acquired in the Sunesis asset acquisition with no alternative future use, which was charged to expense upon completion of the Merger in 2021.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 increased by approximately $8.9 million. The increase was largely due to non-cash share-based compensation expense of $7.3 million, including a one-time expense associated with the modification of certain equity awards totaling $5.6 million associated with the transition of the former Chief Executive Officer. In addition, $0.8 million in severance-related charges were recorded in accordance with the former Chief Executive Officer separation agreement. The remaining change was a result of an increase in non-severance personnel costs of $0.8 million.

Gain on royalty purchase agreement. The gain on royalty purchase agreement for the year ended December 31, 2021, was associated with upfront proceeds of $13.5 million recorded in connection with the multi-license milestone and royalty monetization transaction with XOMA (US) LLC.

Liquidity and Capital Resources

As of December 31, 2022, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of December 31, 2022, had an accumulated deficit of approximately $214.9 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional equity through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $91.0 million and working capital of $83.7 million. As of the date of filing this Annual Report on Form 10-K, we have access to and control over all our cash, cash equivalents and short-term investments, notwithstanding the closure of SVB (as discussed below and elsewhere in this Annual Report on Form 10-K).

In February 2021, we completed the sale of common stock in a private placement resulting in gross proceeds of approximately $65.0 million. Additionally, we received approximately $17.1 million in cash and cash equivalents in the Merger. We also received $13.5 million in upfront proceeds related to the Royalty Purchase Agreement with XOMA (US) LLC. In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. As of December 31, 2022, the Company had sold 564,125 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $4.26 for $2.3 million, net of commissions.

On November 4, 2021, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”) for up to $50.0 million and amended that agreement on August 26, 2022. In connection with entering the new $50.0 million credit facility, we and SVB agreed to terminate our prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was replaced under this new $50.0 million credit facility. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million would be available in two tranches of $20.0 million and $25.0 million under certain circumstances. On December 29, 2022, we elected to exercise our right to draw the $20.0 million tranche under the credit facility prior to the expiration of its availability. Under the terms of the $50.0 million credit facility, the remaining $25.0 million remains available at our request subject to the lenders’ discretion and we are under no obligation to draw funds in the future. As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. While the situation remains fluid, we have been informed by the lenders under the facility that the facility remains available subject to lender discretion on the same terms as set forth in the loan agreement, notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access the additional $25.0 million that may be available under the SVB-Oxford Loan Facility.

Based on the Company's current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations for at least twelve months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K.

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

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(35,457)	$(18,851)
Net cash (used in) provided by investing activities	(53,866)	12,891
Net cash provided by financing activities	22,542	62,425
Net (decrease) increase in cash and cash equivalents	$(66,781)	$56,465

Operating Activities. Cash used in operating activities was $35.5 million for the year ended December 31, 2022, as compared to cash used in operating activities of $18.9 million for the year ended December 31, 2021. This change was primarily due to the $13.5 million received and recorded into income from the Royalty Purchase Agreement with XOMA (US) LLC in March 2021 for the year ended December 31, 2021. The increase is also due to an increase in operating costs associated with the Company’s continuing clinical trials and other operating activities.

Investing Activities. Net cash used in investing activities was $53.9 million for the year ended December 31, 2022, compared to cash provided by investing activities of $12.9 million for the year ended December 31, 2021. For the year ended December 31, 2022, $53.8 million of the $53.9 million used in investing activities reflects the initiation of short-term investments pursuant to a treasury management strategy in June 2022, given the rapid increase in the interest rate environment. For the year ended December 31, 2021, the $12.9 million provided by investing activities primarily represents net cash and cash equivalents acquired in the Merger of $17.1 million in February 2021, offset by the $4.0 million purchase of in-process research and development.

Financing Activities. Net cash provided by financing activities was $22.5 million for the year ended December 31, 2022, compared to $62.4 million for the year ended December 31, 2021. For the year ended December 31, 2022, financing proceeds were the result of the issuance of common stock through the Company's common stock Sale Agreement of $2.3 million and the $20.0 million draw under the credit facility on December 29, 2022. For the year ended December 31, 2021, the financing activities were largely the result of the $62.3 million of net proceeds from the private placement of common stock executed concurrent with the Merger in February 2021.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID 19 pandemic, the conflicts in Eastern Europe and other geopolitical tensions, increasing interest rates and inflation, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

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

As required by SEC Rule 13a-15(b), as of December 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company and non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Viracta Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viracta Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical trial and contracts accruals

Description of the Matter

During the year ended December 31, 2022, the Company incurred $26.3 million for research and development expense and as of December 31, 2022, the Company accrued $3.6 million for clinical trial and contract expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial, patient enrollment and other events. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with applicable internal personnel as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for clinical trial and contract accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal personnel.

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

San Diego, California

March 14, 2023

Viracta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$36,773	$103,554
Short-term investments	54,270	—
Prepaid expenses and other current assets	2,704	1,719
Total current assets	93,747	105,273
Property and equipment, net	148	242
Operating lease right-of-use asset	266	640
Other assets	1,830	2,397
Total assets	$95,991	$108,552
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,540	$2,901
Accrued expenses	7,193	5,802
Operating lease liabilities	278	381
Total current liabilities	10,011	9,084
Long-term debt, net	24,877	4,819
Operating lease liabilities, less current portion	—	278
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022; 10,248 shares issued and outstanding as of December 31, 2022 and December 31, 2021	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,345,140 and 37,424,863 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	270,699	254,592
Accumulated other comprehensive loss	(178)	—
Accumulated deficit	(214,874)	(165,677)
Total stockholders’ equity	61,103	94,371
Total liabilities and stockholders’ equity	$95,991	$108,552

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$26,262	$23,861
Purchased and acquired in-process research and development	—	88,478
General and administrative	24,327	15,437
Total operating expenses	50,589	127,776
Gain on royalty purchase agreement	—	13,500
Loss from operations	(50,589)	(114,276)
Other income (expense):
Gain on forgiveness of PPP Loan	—	257
Interest income	1,171	38
Interest expense	(577)	(491)
Other income (expense)	798	(290)
Total other income (expense)	1,392	(486)
Net loss	(49,197)	(114,762)
Unrealized loss on short-term investments	(178)	—
Comprehensive loss	$(49,375)	$(114,762)
Net loss per share of common stock, basic and diluted	$(1.30)	$(3.60)
Weighted-average shares used to compute basic and diluted net loss per share	37,790,981	31,870,067

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$—	$(165,677)	$94,371
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	155	—	225	—	—	225
Issuance of common stock through "at the market" offering, net	—	—	564	—	2,331	—	—	2,331
Issuance of common stock upon vesting of restricted stock units	—	—	197	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	4	—	3	—	—	3
Share-based compensation	—	—	—	—	13,548	—	—	13,548
Unrealized loss on short-term investments	—	—	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	—	—	(49,197)	(49,197)
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2020	4,819	$2,968	2,788	$15,484	1,588	$9,392	2,224	$16,589	7,392	$38,869	—	$—	906	$1	$4,714	$(50,915)	$(46,200)
Issuance of common stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	—	—	5,173	—	97,982	—	97,982
Conversion of convertible preferred stock into common stock upon Merger	(4,819)	(2,968)	(2,788)	(15,484)	(1,588)	(9,392)	(2,224)	(16,589)	(7,392)	(38,869)	—	—	18,812	2	83,300	—	83,302
Reclassification of preferred stock warrant liability to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	396	—	396
Issuance of convertible preferred stock to former stockholders of Sunesis upon Merger	—	—	—	—	—	—	—	—	—	—	10	5,452	—	—	—	—	5,452
Issuance of common stock upon exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—	—	411	—	339	—	339
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	107	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	4	—	3	—	3
Issuance of common stock net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	12,012	1	62,316	—	62,317
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,542	—	5,542
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(114,762)	(114,762)
Balance December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	10	$5,452	37,425	$4	$254,592	$(165,677)	$94,371

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(49,197)	$(114,762)
Adjustments to reconcile net loss to net cash used in by operating activities:
Gain on forgiveness of PPP loan	—	(257)
Acquired in-process research and development	—	84,478
Purchased in-process research and development	—	4,000
Share-based compensation expense	13,548	5,542
Depreciation and amortization	210	178
Amortization of premiums and accretion of discounts on short-term investments, net	(626)	—
Change in fair value of preferred stock warrant liability	—	290
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(985)	(1,045)
Other assets	567	884
Accounts payable	(361)	922
Accrued expenses	1,394	907
Lease liabilities, net	(7)	12
Net cash used in operating activities	(35,457)	(18,851)
Investing activities
Purchases of property and equipment	(45)	(252)
Purchased in-process research and development	—	(4,000)
Purchases of short-term investments	(70,620)	—
Proceeds from maturity of short-term investments	16,799	—
Cash acquired in connection with the Merger	—	17,143
Net cash (used in) provided by investing activities	(53,866)	12,891
Financing activities
Proceeds from debt, net of issuance costs	19,986	(234)
Issuance of common stock, net of issuance costs	2,331	62,320
Exercise of warrants and stock options to purchase common stock	225	339
Net cash provided by financing activities	22,542	62,425
Net (decrease) increase in cash and cash equivalents	(66,781)	56,465
Cash and cash equivalents at beginning of period	103,554	47,089
Cash and cash equivalents at end of period	$36,773	$103,554
Supplemental disclosure of cash flow information
Interest paid	$454	$343
Interest earned	$1,171	$38
Noncash financing activities
Warrant liability reclassification to equity	$—	$396
Issuance of convertible preferred stock upon Merger	$—	$5,452
Conversion of convertible preferred stock into common stock upon Merger	$—	$83,302
Issuance of common stock upon Merger	$—	$97,982

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

Liquidity and Risks

As of December 31, 2022, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2022, had an accumulated deficit of $214.9 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional equity through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of December 31, 2022, the Company had cash, cash equivalents and short-term investments of approximately $91.0 million and working capital of $83.7 million. As of the date of filing this Annual Report on Form 10-K, the Company has access to and control over all its cash, cash equivalents and short-term investments, notwithstanding the closure of SVB (see Note 11).

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances, as amended August 26, 2022. The second tranche of $20.0 million was drawn by the Company on December 29, 2022 and the third tranche of $25.0 million remains available at the Company's request subject to Lenders' discretion (see Note 6).

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these consolidated financial statements.

Viracta uses third party contract labs and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the year ended December 31, 2022, the Company had two contract labs that provided 23.2% of total third-party services. For the year ended December 31, 2021, the Company had one contract lab that provided 13.2% of total third-party services.

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

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and non-credit related losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and included in interest income on the consolidated statements of operations and comprehensive loss.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on our consolidated balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Clinical Trial and Contracts Accruals

The Company accrues clinical trial costs based on work performed. In determining the amount to accrue, the Company relies on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. The Company follows this method because it believes reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that have been accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs consist primarily of salaries and other personnel-related expenses, including share-based compensation, facility-related expenses, contract manufacturing costs and services performed by clinical research organizations, research institutions, and other outside service providers.

The Company makes estimates of its accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. This process involves reviewing contracts and purchase orders, reviewing the terms of vendor agreements, communicating with applicable personnel to identify services that have been performed on the Company's behalf and estimating the level of service performed and the associated cost incurred for the services when it has not yet been invoiced or otherwise notified of actual cost. The majority of the Company's service providers invoice monthly in arrears for services performed.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at December 31, 2022 and December 31, 2021.

Investments

The Company invests in available-for-sale securities consisting of money market funds, commercial paper, corporate debt securities, U.S. Treasury securities and U.S. agency bonds. Available-for-sale securities are classified as either cash, cash equivalents or short-term investments on the Company's consolidated balance sheets.

The following table summarizes, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$15,492	$—	$—	$15,492
Total cash equivalents		15,492	—	—	15,492

Short-term investments:
U.S. Treasury securities	1 or less	19,785	—	(109)	19,676
Commercial paper	1 or less	27,739	—	(34)	27,705
Corporate debt securities	2 or less	1,872	—	—	1,872
U.S. Agency bonds	2 or less	5,052	—	(35)	5,017
Total short-term investments		54,448	—	(178)	54,270
Total		$69,940	$—	$(178)	$69,762

The Company has classified investments with remaining maturity at purchase of more than three months and remaining maturities of one year or less as short-term investments. The Company has also classified investments with remaining maturities of greater than one year as short-term investments, which reflects management's intention to use the proceeds from sales of these securities to fund operations, as necessary.

As of December 31, 2022, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of December 31, 2022, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. As of December 31, 2022, none of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months.

Accrued interest receivable on available-for-sale securities was $0.1 million at December 31, 2022. We have not written off any accrued interest receivables for the year ended December 31, 2022.

Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of December 31, 2022, in thousands.

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$15,492	$15,492	$—
Total cash equivalents	15,492	15,492	0

Short-term investments:
U.S. Treasury securities	19,676	19,676	—
Commercial paper	27,705	—	27,705
Corporate debt securities	1,872	—	1,872
U.S. Agency bonds	5,017	—	5,017
Total short-term investments	54,270	19,676	34,594
Total	$69,762	$35,168	$34,594

The money market funds, classified as cash equivalents, are Level 1 and had an amortized cost and estimated fair value of $14.9 million as of December 31, 2021.

The preferred stock warrant liability, a level 3 fair value measurement, was zero at December 31, 2021, due to the reclassification to equity at the closing of the Merger. The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

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

Net Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares and warrants to purchase common stock for nominal consideration outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from outstanding common stock equivalents. For all periods presented, there is no difference in the number of shares used to compute basic and diluted shares outstanding due to the Company's net loss position.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2022	2021
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	7,751,573	4,797,240
ESPP shares pending issuance	11,718	—
Warrants to purchase common stock	23,100	23,100
Total excluded securities	8,079,190	5,113,139

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which will require a reporting entity to use a new forward-looking impairment model for most financial assets that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, credit losses will be recognized as allowances rather than as reductions in amortized cost. Entities will apply the guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to increase stakeholders’ awareness of the amendments and to expedite improvements to the Codification. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses, Topic 326, providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics. In November 2019, FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which defers the effective dates of the new credit losses standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard and other related subsequently issued ASUs will be effective for the Company for annual periods beginning after December 15, 2022, with early adoption permitted. The Company has adopted this pronouncement in the third quarter of 2022 with no material impact on its consolidated financial statements.

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

4. Financial Statement Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued payroll and benefits	$2,961	$1,695
Accrued clinical trial and contract expenses	3,562	3,380
Accrued professional services and expenses	385	271
Other accrued expenses	285	456
Total accrued expenses	$7,193	$5,802

Other Income

Pursuant to the CARES Act, eligible employers are entitled to a refundable tax credit, the Employee Retention Credit (the "ERC"), equal to 50% of qualified wages paid to employees between March 13, 2020 and December 31, 2020, up to a maximum of $5,000 credit per employee. In December 2020, Congress expanded and amended the CARES Act by enacting Public Law 116-260. Per this amendment to the CARES Act, eligible employers are entitled to a refundable tax credit equal to 70% of qualified wages paid to employees between January 1, 2021 and June 30, 2021, up to a maximum of $10,000 of wages per employee per quarter, with a maximum of $7,000 credit per employee per quarter. Congress further extended the ERC with the American Rescue Plan signed into law on March 11, 2021, which extended the credit for the period July 1, 2021 to December 31, 2021. However, on November 15, 2021, the Infrastructure Investment and Jobs Act redacted the credit for the fourth quarter of 2021.

For the year ended December 31, 2022, the Company recognized $0.8 million in other income for the ERC, after determining that the amount was both estimable and reasonably assured. The corresponding receivable was recorded within other current assets on the Company’s consolidated balance sheet.

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

On March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with existing licenses relating to two clinical-stage product candidates, DAY101 and vosaroxin, which were obtained in the Merger (the “XOMA Transaction”). The Company received, and recorded as a gain in the statement of operations and comprehensive loss, an upfront payment of $13.5 million, and may receive up to $20.0 million in a pre-commercialization, event-based milestone. The upfront payment is nonrefundable, there are no clawback provisions, and the Company has no significant involvement or obligations going forward related to potential future milestones and royalties. The Company has recognized no income from the pre-commercialization, event-based milestone to date.

6. Debt

Loan Agreement

On November 4, 2021, the Company entered into a loan and security agreement, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”) with Silicon Valley Bank (“SVB”) and Oxford Finance, LLC for up to $50.0 million. In connection with entering into the SVB-Oxford Loan Facility, the Company and SVB agreed to terminate the Company’s prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was replaced under this SVB-Oxford Loan Facility. The SVB-Oxford Loan Facility was accounted for as a modification based on the effect of changes in terms from the original SVB loan agreement. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million was available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company was under no obligation to draw funds in the future. The second tranche of $20.0 million was drawn by the Company on December 29, 2022. The third tranche of $25.0 million remains available at the Company's request subject to the Lenders' discretion.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the Milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of December 31, 2022, the per annum interest rate was 11.90%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility. The Company’s obligations under the SVB-Oxford Loan Facility are secured by a first priority security interest in substantially all of its current and future assets, other than the Company's intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the SVB-Oxford Loan Facility.

The SVB-Oxford Loan Facility also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the SVB-Oxford Loan Facility and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the SVB-Oxford Loan Facility, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB-Oxford Loan Facility. As of December 31, 2022, the Company was in compliance with all financial covenants under the SVB-Oxford Loan Facility and there had been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of December 31, 2022.

The following table summarizes future principal payments (in thousands) under the terms of the SVB-Oxford Loan Facility:

Years Ending December 31,
2023	$—
2024	8,571
2025	8,571
2026	7,858
Thereafter	—
Total future principal payments	25,000
Unamortized discount	(123)
Total, net	$24,877

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

8. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of December 31, 2022 and December 31, 2021 was 38,345,140 and 37,424,863, respectively.

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

During the year ended December 31, 2022, the Company sold 564,125 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $4.26 for $2.3 million, net of commissions.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of December 31, 2022 and 2021, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price was $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of December 31, 2022, Common Warrants to purchase 86,209 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2022 and 2021, as their exercise price is for nominal consideration.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31,	December 31,
	2022	2021
Conversion of preferred stock	292,799	292,799
Common stock warrants	109,309	109,309
Stock options issued and outstanding for all plans	7,268,291	4,051,572
RSUs outstanding	483,282	745,668
Authorized for future option grants	1,114,248	1,169,523
Common stock authorized for the ESPP	449,671	60,948
Total	9,717,600	6,429,819

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of December 31, 2022, 67,540 fully vested options remain outstanding under the Sunesis 2011 Plan with a weighted average exercise price of $30.22 per share.

The share-based compensation recorded in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021 is presented below (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$2,782	$2,122
General and administrative	10,766	3,420
Total	$13,548	$5,542

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grant under the 2021 Inducement Plan. In September 2022, the Board of Directors approved an increase to the 2021 Inducement Plan by 1,375,000 shares, resulting in a new authorized total of 2,375,000 shares of common stock. As of December 31, 2022, there were 235,000 shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation related to stock options of $11.2 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively. Share-based compensation related to stock options for the year ended December 31, 2022, included a $4.0 million non-recurring, non-cash expense associated with modifications to certain stock awards pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer in September 2022. Fair value is determined on the date of grant for options. Compensation expense is recognized over the requisite service period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table, excluding the former Chief Executive Officer option modifications:

	Year Ended December 31,
	2022	2021
Risk free interest rate	1.82% - 3.97%	0.66% - 1.33%
Expected option term	5.5 - 6.3 years	5.8 - 6.3 years
Expected volatility of common stock	82.7% - 86.2%	84.15% - 90.2%
Expected dividend yield	0.0%	0.0%

The fair value of the former Chief Executive Officer option modifications was estimated using the Black-Scholes model with the assumptions disclosed in the following table:

Risk free interest rate	3.63% - 3.82%
Expected option term	3.6 - 6 years
Expected volatility of common stock	85.2% - 91.4%
Expected dividend yield	0.0%

Due to the Company's limited historical exercise behavior, the expected term of stock option grants is based on the simplified method, which is an average of the contractual term of the option and its vesting period. The expected term of the option modification was determined as the average between the remaining vesting period and the remaining contractual life of the options. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The risk-free interest rate is based on the average yield of U.S. Treasury Bills appropriate for the expected term of the stock option grants. The Company has not historically paid cash dividends and does not anticipate declaring dividends in the future. As of December 31, 2022, unrecognized compensation expense related to unvested options granted totaled $16.2 million. The expense is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the stock option activity under the 2016 Plan and the 2021 Plan during the period ended December 31, 2022 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,964	$7.33	8.9	$1,973
Granted	3,882	$3.79
Exercised	(105)	$1.24		$—
Cancelled	(540)	$6.54
Outstanding at December 31, 2022	7,201	$5.57	8.8	$208
Outstanding at December 31, 2022 (Sunesis 2011 Plan)	67	$30.22	3.0	$—
Vested and exercisable at December 31, 2022	2,247	$6.80	7.9	$168
Outstanding and expected to vest as of December 31, 2022	7,201	$5.57	8.8	$208

Aggregate intrinsic values are based upon a common stock price of $1.46 and $3.65 at December 31, 2022 and 2021, respectively, and the contractual exercise price on a pre-tax basis.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2022 and 2021 was $2.80 and $6.25, respectively.

Restricted Stock Units

The Company recorded share-based compensation related to RSUs of $2.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. Share-based compensation related to RSUs for the year ended December 31, 2022, included a $1.6 million non-recurring, non-cash expense associated with modifications to certain RSUs pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer in September 2022. The closing stock price on the modification date was used to estimate the fair value of the former Chief Executive Officer's unvested RSUs. For RSU equity awards, the grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the requisite service period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended December 31, 2022 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	745	$4.22	3.4
Granted	—	—
Vested	(198)	$3.94
Cancelled	(64)	$8.01
Outstanding at December 31, 2022	483	$3.83	1.3

As of December 31, 2022, unrecognized compensation expense related to unvested RSUs totaled $0.6 million. The expense is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The Company adopted the 2011 Employee Stock Purchase Plan (the “2011 ESPP”) as part of the Merger. The 2011 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2011 ESPP may be issued or transferred shares of common stock value at more than $25,000 per calendar year. No shares were purchased under the 2011 ESPP for the year ending December 31, 2021.

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

As of December 31, 2022, there were 50,329 shares issued, and 449,671 shares are available for future issuance under the 2022 ESPP. The Company recorded share-based compensation related to the 2022 ESPP of $0.1 million for the year ended December 31, 2022. There was no expense the year ended December 31, 2021.

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

The following table summarizes future minimum payments under the Company's operating leases as of December 31, 2022 (in thousands):

Years Ending December 31,
2023	$284
Thereafter	—
Total lease payments	284
Less: imputed interest	(6)
Total operating lease liabilities	$278

Total lease expense for the years ended December 31, 2022 and 2021 was $0.4 million and $0.6 million, respectively. At December 31, 2022, the Company had remaining current lease liabilities of approximately $0.3 and operating lease ROU assets of $0.3.

Other supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$0.4	$0.5

Other supplemental information, as of December 31, 2022, consisted of the following:

2022
Weighted-average discount rate	8.0%
Weighted-average remaining lease term (in years)	0.7

There were no new or amended lease arrangements executed in 2022 or 2021.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

10. Income Taxes

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2022 and 2021. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are detailed below (in thousands).

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$41,179	$37,319
Federal and California research and development credit carryforwards	9,058	6,674
Share-based compensation expense	1,899	701
Capitalized 59(e) Expenses and Amortization	3,829	4,804
Section 174 Capitalized R&D Expenditures	4,768	—
Other, net	52	107
Total deferred tax assets	60,785	49,605

ROU asset	(56)	(134)
Total deferred tax liabilities	(56)	(134)

Net deferred tax asset	60,729	49,471
Valuation allowance	(60,729)	(49,471)
Net deferred tax liability	$—	$—

The Company’s effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2022 and 2021 due to the following:

	Year Ended December 31,
	2022	2021
	%	%
Federal statutory rate	21	21
State tax benefit, net of federal benefit	—	7
Valuation allowance	(23)	(9)
General business credits	5	3
Acquired IPR&D	—	(21)
Other	(3)	(1)
Effective income tax rate	—	—

At December 31, 2022, the Company had federal and state net operating loss carryforwards of $165.5 million and $106.6 million, respectively. The federal loss carryforwards begin to expire in 2027, unless previously utilized, and the state carryforwards begin to expire in 2030. Included in the federal loss carryforwards are $125.2 million of losses that are not subject to expiration. The Company also has federal and state research credit carryforwards of $1.5 million and $2.3 million, respectively. Additionally the Company has Orphan Drug Credit carryforwards of $10.1 million. The federal research credit carryforwards will begin expiring in 2027, unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is an increase of $11.3 million and $24.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in its stock ownership.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$4,962	$3,971
Additions based on tax positions related to the current year	884	991
Reductions for tax positions of prior years	(65)	—
Gross unrecognized tax benefits at the end of the year	$5,781	$4,962

The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the year ended December 31, 2022, the Company has not recognized any interest or penalties related to income taxes.

The Company is subject to taxation in the U.S. and California. Due to the existence of net operating loss carryforwards, all tax periods from inception of the Company are open for examination by taxing authorities for all jurisdictions. The Company is not currently under examination by any tax authority.

11. Subsequent Events

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. The Company has been informed by the Lenders under its SVB-Oxford Loan Facility that the future tranche under the loan facility remains available subject to the Lenders’ discretion on the same terms as set forth in the SVB-Oxford Loan Facility. As of the date of filing this Annual Report on Form 10-K, the Company has full access to and control over all its cash, cash equivalents and short-term investments.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant’s filing on Form S-8 filed on July 10, 2009

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 14, 2011

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2016

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 24, 2021

3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on February 24, 2021

3.8

Certificate of Validation of Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.11 of the Registrant’s Quarterly Report on Form 10-Q on August 8, 2018

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

10.1#

Executive Employment Agreement between the Company and Ivor Royston, MD, dated May 31, 2017, incorporated by reference to Exhibit 10.18 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.2#

Executive Employment Agreement between the Company and Daniel Chevallard, dated July 29, 2019, incorporated by reference to Exhibit 10.19 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.3#

Executive Employment Agreement between the Company and Lisa Rojkjaer, MD, dated as of February 26, 2020, incorporated by reference to Exhibit 10.20 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.4#

Viracta Therapeutics, Inc. 2016 Equity Incentive Plan, as amended, and forms of agreements thereunder, incorporated by reference to Exhibit 10.21 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.5

Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of July 30, 2020, incorporated by reference to Exhibit 10.22 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.6

Warrant to Purchase Preferred Stock between the Company and Silicon Valley Bank, dated July 30, 2020, incorporated by reference to Exhibit 10.23 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.7+

Amended and Restated License Agreement between the Company and Boston University, dated as of August 22, 2018, incorporated by reference to Exhibit 10.24 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.8+

License Agreement between the Company and NantKwest, Inc., dated as of May 1, 2017, and Amendment No. 1 thereto, incorporated by reference to Exhibit 10.25 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.9+

Exclusive Collaboration and License Agreement between the Company and Salubris Pharmaceutical Co. Ltd., dated as of November 30, 2018, incorporated by reference to Exhibit 10.26 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.10

Lease Agreement between the Company and PLASTINO II, a limited partnership, dated as of June 11, 2020, incorporated by reference to Exhibit 10.27 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.11

Lease Agreement between the Company and PLASTINOII, a limited partnership, dated as of August 1, 2020, incorporated by reference to Exhibit 10.28 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.12#	Amended and Restated Outside Director Compensation Plan, incorporated by reference to Exhibit 10.12 on the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021

10.13+

Royalty Purchase Agreement by and between the Registrant and XOMA (US) LLC, dated March 22, 2021, incorporated by reference to Exhibit 10.13 on the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021

10.14#	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.2 on the Registrant’s filing on Form S-8 (File No. 333-174732) on June 6, 2011

10.15#

Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 on the Registrant’s Annual Report filed on Form 10-K with the SEC on March 14, 2012

10.16#	2011 Equity Incentive Plan, as amended, incorporated by reference to Appendix A on the Registrant’s filing on form DEF 14A (File No. 000-51531) on April 20, 2017

10.17#	Sunesis Pharmaceuticals, Inc. 2021 Equity Incentive Plan, incorporated by reference to ANNEX E on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.18

Open Market Sale AgreementSM, dated May 28, 2021, by and between Viracta Therapeutics, Inc. and Jefferies LLC, incorporated by reference to the Registrant's filing on Form S-3 (333-256647) on May 28, 2021

10.19

First Amendment to Loan and Security Agreement between Viracta Subsidiary, Inc. and Silicon Valley Bank, dated as of May 27, 2021, incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2021

10.20#

2021 Inducement Equity Incentive Plan and form of agreement thereunder, incorporated by reference to Exhibit 10.3 on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021

10.21#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Ivor Royston, M.D., dated August 12, 2021, incorporated by reference to Exhibit 10.4 on the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2021

10.22#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Daniel Chevallard, dated August 12, 2021, incorporated by reference to Exhibit 10.5 on the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2021

10.23#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Lisa Rojkjaer, M.D., dated August 12, 2021, incorporated by reference to 10.6 on the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2021

10.24

Mutual Termination Agreement, dated August 20, 2021, by and between Viracta Subsidiary, Inc. and Shenzhen Salubris Pharmaceutical Co. Ltd., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2021

10.25+

Loan and Security Agreement, dated November 4, 2021, by and among Viracta Therapeutics, Inc., Viracta Subsidiary, Inc., Silicon Valley Bank and Oxford Finance LLC, incorporated by reference to Exhibit 10.2 on the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2021

10.26#	Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.28 on the Registrant's Annual Report on Form 10-K filed on March 16, 2022

10.27#	2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on June 8, 2022

10.28

First Amendment to Loan and Security Agreement, dated August 26, 2022, by and among Viracta Therapeutics, Inc., Viracta Subsidiary, Inc., Silicon Valley Bank and Oxford Finance LLC, incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022

10.29#

Executive Employment Agreement, dated September 15, 2022, by and between the Registrant and Mark Rothera, incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022

10.30#

Separation Agreement, dated September 15, 2022, by and between the Registrant and Ivor Royston, incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2022.

23.1^	Consent of Independent Registered Public Accounting Firm

24.1^	Power of Attorney (included on the signature page hereto)

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: March 14, 2023	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2023	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Rothera	President and Chief Executive Officer	March 14, 2023
Mark Rothera	(Principal Executive Officer)

/s/ Daniel Chevallard	Chief Operating Officer and Chief Financial Officer	March 14, 2023
Daniel Chevallard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Pomerantz, M.D.	Chairman of the Board of Directors	March 14, 2023
Roger Pomerantz, M.D.

/s/ Thomas Darcy	Director	March 14, 2023
Thomas Darcy

/s/ Ivor Royston, M.D.	Director	March 14, 2023
Ivor Royston, M.D.

/s/ Sam Murphy, Ph.D.	Director	March 14, 2023
Sam Murphy, Ph.D.

/s/ Nicole Onetto, M.D.	Director	March 14, 2023
Nicole Onetto, M.D.

/s/ Barry Simon, M.D.	Director	March 14, 2023
Barry Simon, M.D.

/s/ Jane Chung, R. Ph.	Director	March 14, 2023
Jane Chung, R. Ph.

/s/ Stephen Rubino, Ph.D., MBA	Director	March 14, 2023
Stephen Rubino, Ph.D., MBA

/s/ Jane Barlow, M.D., MPH, MBA	Director	March 14, 2023
Jane Barlow, M.D., MPH, MBA

/s/ Flavia Borellini, Ph.D	Director	March 14, 2023
Flavia Borellini, Ph.D