Form 10-Q
period 2023-03-31
Viracta Therapeutics, Inc.
filed 2023-05-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 38,410,935 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,099	$36,773
Short-term investments	62,233	54,270
Prepaid expenses and other current assets	3,083	2,704
Total current assets	83,415	93,747
Property and equipment, net	125	148
Operating lease right-of-use asset	552	266
Other assets	1,689	1,830
Total assets	$85,781	$95,991
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,080	$2,540
Accrued expenses	7,048	7,193
Operating lease liabilities	384	278
Current portion of long-term debt	2,143	—
Total current liabilities	11,655	10,011
Long-term debt, net	22,834	24,877
Operating lease liabilities, less current portion	179	—
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023; 10,248 shares issued and outstanding as of March 31, 2023 and December 31, 2022	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,410,935 and 38,345,140 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	272,827	270,699
Accumulated other comprehensive loss	(87)	(178)
Accumulated deficit	(227,083)	(214,874)
Total stockholders’ equity	51,113	61,103
Total liabilities and stockholders’ equity	$85,781	$95,991

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$7,607	$6,096
General and administrative	4,600	4,336
Total operating expenses	12,207	10,432
Loss from operations	(12,207)	(10,432)
Other income (expense):
Interest income	878	10
Interest expense	(880)	(124)
Total other expense	(2)	(114)
Net loss	(12,209)	(10,546)
Unrealized gain on short-term investments	91	—
Comprehensive loss	$(12,118)	$(10,546)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.28)
Weighted-average shares used to compute basic and diluted net loss per share	38,458,837	37,535,874

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103
Issuance of common stock upon exercise of stock options	—	—	18	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Unrealized gain on short-term investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(12,209)	(12,209)
Balance March 31, 2023	10	$5,452	38,411	$4	$272,827	$(87)	$(227,083)	$51,113

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$—	$(165,677)	$94,371
Issuance of common stock upon exercise of stock options	—	—	7	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	53	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	1	—	—	1
Share-based compensation	—	—	—	—	1,772	—	—	1,772
Net loss	—	—	—	—	—	—	(10,546)	(10,546)
Balance March 31, 2022	10	$5,452	37,486	$4	$256,372	$—	$(176,223)	$85,605

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(12,209)	$(10,546)
Adjustments to reconcile net loss to net cash used in by operating activities:
Share-based compensation expense	2,112	1,772
Depreciation and amortization	122	54
Amortization of premiums and accretion of discounts on short-term investments, net	(523)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(379)	(1,455)
Other assets	142	142
Accounts payable	(459)	321
Accrued expenses	(146)	(1,650)
Lease liabilities, net	—	(1)
Net cash used in operating activities	(11,340)	(11,363)
Investing activities
Purchases of short-term investments	(27,622)	—
Proceeds from maturity of short-term investments	20,272	—
Net cash used in investing activities	(7,350)	—
Financing activities
Issuance of common stock, net of issuance costs	—	1
Exercise of warrants and stock options to purchase common stock	16	7
Net cash provided by financing activities	16	8
Net decrease in cash and cash equivalents	(18,674)	(11,355)
Cash and cash equivalents at beginning of period	36,773	103,554
Cash and cash equivalents at end of period	$18,099	$92,199
Supplemental disclosure of cash flow information
Interest paid	$579	$102
Interest earned	$878	$10
Supplemental disclosure of noncash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$381	$—

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

Except as otherwise indicated, references herein to “Viracta,” the “Company,” or the “combined company,” refer to Viracta Therapeutics, Inc. on a post-Merger basis, and the term “Private Viracta” refers to the business of privately-held Viracta Therapeutics, Inc., prior to the completion of the Merger. References to “Sunesis” refer to Sunesis Pharmaceuticals, Inc. prior to completion of the Merger.

Liquidity, Risks and Uncertainties

As of March 31, 2023, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2023, had an accumulated deficit of $227.1 million. The Company expects to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $80.3 million and working capital of $71.8 million.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances, as amended August 26, 2022. The second tranche of $20.0 million was drawn by the Company on December 29, 2022 and the third tranche of $25.0 million remains available at the Company's request subject to Lenders' discretion (see Note 5).

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Viracta uses third party contract labs and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the three months ended March 31, 2023 and 2022, the Company had one contract lab that provided 10.9% and two contract labs and contract manufacturers that provided 27.4% of total third-party services, respectively.

The COVID-19 pandemic caused significant business disruption around the globe and its long-term impact remains uncertain. While the Company has largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause the Company to reinstitute certain mitigating measures. The Company does not yet know the full extent of potential delays or impacts on its business, its clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on the Company’s operations, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2022, which are contained in the Company’s Current Report on Form 10-K filed with the SEC on March 14, 2023. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at March 31, 2023 and December 31, 2022.

Investments

The Company invests in available-for-sale securities consisting of money market funds, commercial paper, corporate debt securities, U.S. Treasury securities and U.S. agency bonds. Available-for-sale securities are classified as either cash, cash equivalents or short-term investments on the Company's unaudited condensed consolidated balance sheets.

The following tables summarize, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, in thousands:

		March 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$16,171	$—	$—	$16,171
U.S. Treasury securities	1 or less	1,000	—	—	1,000
Total cash equivalents		17,171	—	—	17,171

Short-term investments:
Commercial paper	1 or less	24,839	—	(22)	24,817
U.S. Treasury securities	2 or less	21,167	—	(54)	21,113
U.S. Agency bonds	2 or less	16,314	—	(11)	16,303
Total short-term investments		62,320	—	(87)	62,233
Total		$79,491	$—	$(87)	$79,404

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$15,492	$—	$—	$15,492
Total cash equivalents		15,492	—	—	15,492

Short-term investments:
U.S. Treasury securities	1 or less	19,785	—	(109)	19,676
Commercial paper	1 or less	27,739	—	(34)	27,705
Corporate debt securities	2 or less	1,872	—	—	1,872
U.S. Agency bonds	2 or less	5,052	—	(35)	5,017
Total short-term investments		54,448	—	(178)	54,270
Total		$69,940	$—	$(178)	$69,762

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

As of March 31, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of March 31, 2023, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. As of March 31, 2023, none of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months.

Accrued interest receivable on available-for-sale securities was $0.1 million at March 31, 2023 and December 31, 2022. We have not written off any accrued interest receivables for the three months ended March 31, 2023 and 2022.

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of March 31, 2023 and December 31, 2022, in thousands.

		Fair Value Measurements Using
	March 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$16,171	$16,171	$—
U.S. Treasury securities	1,000	1,000	—
Total cash equivalents	17,171	17,171	—

Short-term investments:
U.S. Treasury securities	21,113	21,113	—
Commercial paper	24,817	—	24,817
U.S. Agency bonds	16,303	—	16,303
Total short-term investments	62,233	21,113	41,120
Total	$79,404	$38,284	$41,120

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$15,492	$15,492	$—
Total cash equivalents	15,492	15,492	—

Short-term investments:
U.S. Treasury securities	19,676	19,676	—
Commercial paper	27,705	—	27,705
Corporate debt securities	1,872	—	1,872
U.S. Agency bonds	5,017	—	5,017
Total short-term investments	54,270	19,676	34,594
Total	$69,762	$35,168	$34,594

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

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

The following common stock equivalent securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2023	2022
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	9,560,329	6,277,172
ESPP shares pending issuance	37,619	—
Warrants to purchase common stock	23,100	23,100
Total excluded securities	9,913,847	6,593,071

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

3. Collaboration and License Agreement

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

In accordance with the NK Agreement, the Company is also eligible to receive up to a total of $100.0 million in milestone payments with respect to the licensed products. The Company is eligible to earn tiered royalties on net sales of licensed products by ImmunityBio, its affiliates or sublicensees, ranging from the low to mid-single digits. The Company has recognized no revenue from milestones (variable consideration), which are fully constrained, or royalties to date.

Unless earlier terminated, the NK Agreement will continue until the expiration of all applicable royalty terms on a product-by-product and country-by-country basis. There are no performance, cancellation, termination, or refund provisions in the arrangement that contain material financial consequences to the Company.

4. Financial Statement Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$1,224	$780
ERC receivable	798	798
Prepaid insurance	567	567
Current deposits	364	442
Accrued interest receivable	124	112
Other	6	5
Total prepaid expenses and other current assets	$3,083	$2,704

For the year ended December 31, 2022, the Company recorded the $0.8 million receivable for the Employee Retention Credit (the "ERC"), after determining that the amount was both estimable and reasonably assured of collection.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued payroll and benefits	$1,554	$2,961
Accrued clinical trial and contract expenses	4,849	3,562
Accrued professional services and expenses	348	385
Other accrued expenses	297	285
Total accrued expenses	$7,048	$7,193

5. Debt

Loan Agreement

On November 4, 2021, the Company entered into a loan and security agreement, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”) with SVB and Oxford for up to $50.0 million. In connection with entering into the SVB-Oxford Loan Facility, the Company and SVB agreed to terminate the Company’s prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was replaced under this SVB-Oxford Loan Facility. The SVB-Oxford Loan Facility was accounted for as a modification based on the effect of changes in terms from the original SVB loan agreement. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million was available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company was under no obligation to draw funds in the future. The second tranche of $20.0 million was drawn by the Company on December 29, 2022. The third tranche of $25.0 million remains available at the Company's request subject to the Lenders' discretion. As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. The Company has been informed by the lenders under the SVB-Oxford Loan Facility that the future tranche under the facility remains available subject to the lenders’ discretion on the same terms as set forth in the SVB-Oxford Loan Facility.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the Milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of March 31, 2023, the per annum interest rate was 12.65%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued to interest expense using the effective interest method. If the Company elects to prepay the loan, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility. The Company’s obligations under the SVB-Oxford Loan Facility are secured by a first priority security interest in substantially all of its current and future assets, other than the Company's intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the SVB-Oxford Loan Facility. As of March 31, 2023, the Company was in compliance with nonfinancial covenants.

The SVB-Oxford Loan Facility also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the SVB-Oxford Loan Facility and the occurrence of a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the SVB-Oxford Loan Facility, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB-Oxford Loan Facility. As of March 31, 2023, the Company was in compliance with all financial covenants under the SVB-Oxford Loan Facility and there had been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of March 31, 2023.

The following table summarizes future principal payments (in thousands) under the terms of the SVB-Oxford Loan Facility:

Years Ending December 31,
2023 (remaining)	$—
2024	8,571
2025	8,571
2026	7,858
Thereafter	—
Total future principal payments	25,000
Unamortized discount	(23)
Total, net	$24,977

6. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of March 31, 2023 and December 31, 2022 was 38,410,935 and 38,345,140, respectively.

Sale Agreement

On May 28, 2021, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which the Company may offer and sell up to $50.0 million shares (the “Shares”) of its common stock, par value $0.0001 per share, from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by the Company under the Sale Agreement will be pursuant to the Company’s registration statement on Form S-3 (the “Registration Statement”), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 4, 2021.

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

The Company did not sell any Shares pursuant to the Sale Agreement during the three months ended March 31, 2023 or 2022.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of March 31, 2023, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Share-Based Compensation

The share-based compensation cost recorded in the accompanying condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$741	$646
General and administrative	1,371	1,126
Total	$2,112	$1,772

As of March 31, 2023, unrecognized compensation expense related to unvested options granted and unvested RSUs totaled $16.6 million and $0.6 million, respectively. The expense for unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.9 and 2.2 years, respectively.

7. Commitments and Contingencies

Leases

In June 2020, the Company amended the existing office leases to enter into a noncancelable operating lease to extend the lease terms through August 2023 with a renewal option for an additional year (“Amended Lease”). In February 2023, the Company exercised the option for a one-year extension of the Amended Lease, extending the lease term from August 2023 to August 2024. The Amended Lease monthly base rent will increase approximately 4% annually from $20,019 to $22,195 over the life of the lease, including utilities and other operating costs. Upon the execution of the one-year extension on the Amended Lease, the Company recorded an additional operating lease right-of-use (“ROU”) asset and corresponding lease liability for $0.2 million.

In August 2020, the Company entered into an additional noncancelable operating lease agreement for certain office space with a lease term from August 2020 through August 2023 with a renewal option for an additional year (“New Lease”). In February 2023, the Company exercised the option for a one-year extension of the New Lease, extending the lease term from August 2023 to August 2024. The New Lease also includes a buyout option to terminate the lease prior to its expiration with at least one month’s prior written notice and a one-time payment equal to four months’ rent. The New Lease monthly base rent will increase approximately 4% to 9% from $12,462 to $14,524 over the life of the lease, including utilities and other operating costs. In connection with the execution of the one-year extension on the New Lease, the Company recorded an additional operating lease ROU asset and corresponding lease liability for $0.2 million.

The following table summarizes future minimum payments under the Company's operating leases as of March 31, 2023 (in thousands):

Years Ending December 31,
2023 (remaining)	$324
2024	294
Thereafter	—
Total lease payments	618
Less: imputed interest	(55)
Total operating lease liabilities	$563

Total lease expense for the three months ended March 31, 2023 and 2022 was $0.1 million. At March 31, 2023, the Company had remaining lease liabilities of approximately $0.6 million and operating lease ROU assets of $0.6 million.

Other supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$0.1	$0.1

Other supplemental information, as of March 31, 2023, consisted of the following:

March 31,
2023
Weighted-average discount rate	14.8%
Weighted-average remaining lease term (in years)	1.4

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023. Past operating results are not necessarily indicative of results that may occur in future periods.

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
•
the effect of inflationary pressure on the United States capital markets and our ability to raise capital, including any impact of adverse developments effecting the financial services industry, such as those based on liquidity constraints or concerns;
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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Viracta,” “we,” “us” and “our” refer to Viracta Therapeutics, Inc. and its subsidiaries.

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

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label Phase 1b/2 trial for the treatment of EBV+ R/M NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab (Keytruda®). The Phase 1b dose escalation study is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+ R/M NPC. In March 2023, Viracta announced that its first clinical response was confirmed at the third dose level in the dose escalation portion of the Phase 1b/2 trial of Nana-val in patients with EBV+ solid tumors. In May 2023, Viracta announced that it has advanced into the fifth dose level in the dose escalation portion of the study and no dose-limiting toxicities (“DLTs”) have been reported from the first four dose levels. Viracta has amended the trial protocol to include additional dose levels in the trial’s Phase 1b dose escalation portion, which is designed to determine the RP2D. Viracta anticipates initiating the Phase 2 portion of the trial in the second half of 2023, where up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort, which is also anticipated to be initiated in the second half of 2023.

Macroeconomic Environment and COVID-19

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the COVID-19 pandemic, the war in Ukraine, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic. We have taken certain measures and continue to evaluate other potential measures to mitigate the impact of the COVID-19 pandemic on our trials but do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. See Item 1A - “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic and these other global and national events on our business, results of operations and financial condition.

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

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for year ended December 31, 2022, filed with the SEC on March 14, 2023.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Research and development expenses	$7,607	$6,096	$1,511
General and administrative expenses	4,600	4,336	264

Research and development expenses. Research and development expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, increased by approximately $1.5 million. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and the initiation of our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in personnel-related costs.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, increased by approximately $0.3 million. The increase was largely due to personnel-related costs.

Liquidity and Capital Resources

As of March 31, 2023, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of March 31, 2023, had an accumulated deficit of $227.1 million. We expect to continue to incur net losses for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $80.3 million and working capital of $71.8 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. During the three months ended March 31, 2023, the Company did not sell any shares of its common stock pursuant to the Sale Agreement.

On November 4, 2021, we entered into a loan and security agreement with Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”) for up to $50.0 million and amended that agreement on August 26, 2022. In connection with entering the new $50.0 million credit facility, we and SVB agreed to terminate our prior $15.0 million loan and security agreement with SVB. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was replaced under this new $50.0 million credit facility. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million would be available in two tranches of $20.0 million and $25.0 million under certain circumstances. On December 29, 2022, we elected to exercise our right to draw the $20.0 million tranche under the credit facility prior to the expiration of its availability. Under the terms of the $50.0 million credit facility, the remaining $25.0 million remains available at our request subject to the lenders’ discretion and we are under no obligation to draw funds in the future. As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. We have been informed by the lenders under the facility that the future tranche under the facility remains available subject to the lenders’ discretion on the same terms as set forth in the loan and security agreement.

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

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(11,340)	$(11,363)
Net cash used in investing activities	(7,350)	—
Net cash provided by financing activities	16	8
Net decrease in cash and cash equivalents	$(18,674)	$(11,355)

Operating Activities. Net cash used in operating activities was relatively consistent at $11.3 million for the three months ended March 31, 2023, as compared to net cash used in operating activities of $11.4 million for the three months ended March 31, 2022.

Investing Activities. Net cash used in investing activities was $7.4 million for the three months ended March 31, 2023, compared to no cash investing activities for the three months ended March 31, 2022. Cash used in investing activities of $7.4 million reflects the initiation of short-term investments pursuant to a treasury management strategy adopted by the Company in June 2022, given the rapid increase in the interest rate environment.

Financing Activities. Net cash provided by financing activities was negligible for the three months ended March 31, 2023 and 2022.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID‑19 pandemic, the conflicts in Eastern Europe and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

Contractual Obligations and Commitments

We enter into short-term and cancellable agreements in the normal course of operations with clinical sites and contract research organizations, or CROs, for clinical research studies, professional consultants and various third parties for preclinical research studies, clinical supply manufacturing and other services through purchase orders or other documentation. Such short-term agreements are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be cancelled upon prior notice of 90 days or less. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.

On March 22, 2021, we entered into a royalty purchase agreement with XOMA (US) LLC, pursuant to which, XOMA (US) LLC paid us an upfront payment of $13.5 million for the right to receive future milestones and royalties that we are entitled to receive under the terms of a license agreement with DOT Therapeutics-1, Inc. dated December 16, 2019 and a license agreement with Denovo Biopharma LLC dated December 5, 2019, net of certain obligations we have to a third party. Pursuant to the royalty purchase agreement, we (directly or through a wholly-owned subsidiary) are also eligible to receive an up to $20.0 million pre-commercialization, event-based milestone.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans.

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

As required by SEC Rule 13a-15(b), as of March 31, 2023 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $12.2 million for the three months ended March 31, 2023. As of March 31, 2023, we have an accumulated deficit of $227.1 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2023, we had $80.3 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operating expenses and capital expenditures into late 2024. Our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), dated November 4, 2021, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”), we have borrowed $25.0 million and are eligible subject to lender discretion, but not required, to borrow up to an additional $25.0 million. As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023 While the situation remains fluid, we have been informed by the lenders under the facility that the facility remains available subject to lenders' discretion on the same terms as set forth in the loan agreement, notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access the additional $25.0 million that may be available under the SVB-Oxford Loan facility. Regardless of whether we are able to access such funds, the additional financing that may be available under the SVB-Oxford Loan Facility is not expected to be sufficient to fund our future operations.

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. During the three months ended March 31, 2023, the Company did not sell any shares of its common stock pursuant to the Sale Agreement. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other matters, the continued effects of the COVID 19 pandemic, the conflicts in Eastern Europe and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.

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
•
addressing any delays in our clinical trials and additional costs incurred, including as a result of the COVID-19 pandemic, those resulting from preclinical study delays and adjustment to our clinical trials;
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
•
we may experience further delays due to the ongoing effects of the COVID-19 pandemic, including with respect to submission of NDAs, filing of investigational new drug (“IND”) applications and starting any clinical trials for other indications or programs; and
•
regulators revising the requirements for approving our product candidates.

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

While we have largely resumed normal operations, we will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on June 19, 2020, the FDA issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. While we have been able to broadly resume operations at our California headquarters, should COVID-19 cases in California increase or worsen in the future, including as the result of new or unknown variants, the country or state may re-institute a “shelter in place” order at any time. Disruptions caused by the COVID-19 pandemic may result in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of increased costs.

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

We are not aware of any FDA approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with three currently marketed in the U.S. for relapsed/refractory oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma and belinostat for the treatment of peripheral T-cell lymphoma. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which received approval under exceptional circumstances in the EU for Ebvallo (tabelecleucel). AlloVir, which is conducting clinical trials for Viralym-M (ALVR105), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is planning to initiate several Phase 2 and Phase 3 trials for the treatment of various viruses, including EBV. Tessa Therapeutics, which has an allogeneic CD30-Chimeric Antigen Receptor (CAR) EBV-specific T cells (EBVSTs) for CD30 positive lymphomas in Phase 1, and multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”) decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not ensure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through June 30, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, HHS and CMS issued final rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits were brought against the HHS challenging various aspects of the rules. In May 2022, the Pharmaceutical Research and Manufactures of America (PhRMA) succeeded in its lawsuit to invalidate a portion of CMS’s December 2020 final rule dealing with accumulator programs. The impact of such lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole remains uncertain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”), was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Ongoing healthcare reform efforts may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. For example, in August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress which, among other things, included policies that were designed to have a direct impact on drug prices and reduce drug spending by the federal government, some of which entered effect in 2023. This legislation contained substantial drug pricing reforms, including the establishment of a drug price negotiation program that would require manufacturers to charge Medicare a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and required manufacturers to provide discounts on Part D drugs. Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway. We cannot predict the future course of federal and state healthcare policy reform efforts aimed at drug pricing.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

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

•
the federal criminal prohibition set out in HIPAA, which forbids, among other things, executing or attempting to execute a scheme to defraud any public or private healthcare benefit program or making false statements relating to healthcare matters;
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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members. Since January 1, 2022, such reporting obligations were extended to transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state laws that prohibit giving gifts to licensed healthcare professionals; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States, our current and future activities with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are subject to regulation by various federal, state and local authorities in addition to the FDA, which may include but are not limited to, CMS, other divisions of the HHS (e.g., the Office of Inspector General), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our business practices, including our clinical research, sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of HIPAA transparency requirements, and similar state laws, each as amended, as applicable.

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

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like it did relating to the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Since January 1, 2022, such reporting obligations were extended to transfers of value to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants and certified nurse-midwives.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. For example, our Chief Executive Officer, Mark Rothera, joined us in September 2022, succeeding our prior Chief Executive Officer. It is important to our success that Mr. Rothera, as well as any future successor executive that joins us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our current corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the start of the COVID-19 pandemic and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

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

As of March 31, 2023, we had 39 full-time employees, including 28 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third party to manufacture our product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates, are constrained by the ongoing COVID-19 pandemic or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions, which could be impacted by various events including interest rate fluctuations, financial services industry failures, increases in fuel prices, foreign currency fluctuations, international tariffs, military conflict and acts of war, including the war in Ukraine and the related response, including current or potential additional future sanctions or other restrictive actions, by the United States and other countries, and other geopolitical sanctions.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our common stock.

Additionally, a decrease in trading price of our common stock may cause our common stock to no longer satisfy the continued listing standards of Nasdaq. If we are not able to maintain the requirements for listing on Nasdaq, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as on the price and liquidity of our common stock.

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

Viracta Therapeutics, Inc.

Date: May 9, 2023	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)