Form 10-Q
period 2023-06-30
Viracta Therapeutics, Inc.
filed 2023-08-14
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 38,580,354 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,293	$36,773
Short-term investments	58,574	54,270
Prepaid expenses and other current assets	1,688	2,704
Total current assets	74,555	93,747
Property and equipment, net	296	148
Operating lease right-of-use asset	461	266
Other assets	1,547	1,830
Total assets	$76,859	$95,991
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$3,234	$2,540
Accrued expenses	7,291	7,193
Operating lease liabilities	402	278
Current portion of long-term debt	4,286	—
Total current liabilities	15,213	10,011
Long-term debt, net	20,791	24,877
Operating lease liabilities, less current portion	73	—
Total liabilities	$36,077	$34,888
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023; 10,248 shares issued and outstanding as of June 30, 2023 and December 31, 2022	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,580,354 and 38,345,140 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	275,008	270,699
Accumulated other comprehensive loss	(115)	(178)
Accumulated deficit	(239,567)	(214,874)
Total stockholders’ equity	40,782	61,103
Total liabilities and stockholders’ equity	$76,859	$95,991

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$8,197	$6,324	$15,804	$12,420
General and administrative	4,253	4,181	8,853	8,517
Total operating expenses	12,450	10,505	24,657	20,937
Loss from operations	(12,450)	(10,505)	(24,657)	(20,937)
Other income (expense):
Interest income	887	50	1,765	60
Interest expense	(921)	(127)	(1,801)	(251)
Total other expense	(34)	(77)	(36)	(191)
Net loss	(12,484)	(10,582)	(24,693)	(21,128)
Unrealized (loss) gain on short-term investments	(28)	—	63	—
Comprehensive loss	$(12,512)	$(10,582)	$(24,630)	$(21,128)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.28)	$(0.64)	$(0.56)
Weighted-average shares used to compute basic and diluted net loss per share	38,560,376	37,599,244	38,509,887	37,567,734

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103
Issuance of common stock upon exercise of stock options	—	—	18	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Unrealized gain on short-term investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(12,209)	(12,209)
Balance March 31, 2023	10	$5,452	38,411	$4	$272,827	$(87)	$(227,083)	$51,113
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	64	—	77	—	—	77
Issuance of common stock through "at the market" offering, net	—	—	57	—	127	—	—	127
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	1,977	—	—	1,977
Unrealized loss on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—		(12,484)	(12,484)
Balance June 30, 2023	10	$5,452	38,580	$4	$275,008	$(115)	$(239,567)	$40,782

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$—	$(165,677)	$94,371
Issuance of common stock upon exercise of stock options	—	—	7	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	53	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	1	—	—	1
Share-based compensation	—	—	—	—	1,772	—	—	1,772
Net loss	—	—	—	—	—	—	(10,546)	(10,546)
Balance March 31, 2022	10	$5,452	37,486	$4	$256,372	$—	$(176,223)	$85,605
Issuance of common stock upon exercise of stock options	—	—	19	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	—	—	—	—
Share-based compensation	—	—	—	—	1,956	—	—	1,956
Net loss	—	—	—	—	—	—	(10,582)	(10,582)
Balance June 30, 2022	10	$5,452	37,554	$4	$258,352	$—	$(186,805)	$77,003

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(24,693)	$(21,128)
Adjustments to reconcile net loss to net cash used in by operating activities:
Share-based compensation expense	4,089	3,728
Depreciation and amortization	241	108
Amortization of premiums and accretion of discounts on short-term investments, net	(1,061)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,016	(1,501)
Other assets	283	283
Accounts payable	695	(1,076)
Accrued expenses	97	(810)
Lease liabilities, net	3	(1)
Net cash used in operating activities	(19,330)	(20,397)
Investing activities
Purchases of property and equipment	(189)	(44)
Purchases of short-term investments	(41,453)	(1,562)
Proceeds from maturity of short-term investments	38,272	—
Net cash used in investing activities	(3,370)	(1,606)
Financing activities
Issuance of common stock, net of issuance costs	127	1
Issuance of common stock upon option exercises and from employee stock plan	93	31
Net cash provided by financing activities	220	32
Net decrease in cash and cash equivalents	(22,480)	(21,971)
Cash and cash equivalents at beginning of period	36,773	103,554
Cash and cash equivalents at end of period	$14,293	$81,583
Supplemental disclosure of cash flow information
Interest paid	$1,378	$208
Interest received	$1,733	$60
Supplemental disclosure of noncash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$381	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Viracta is a clinical-stage, precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating strategic partnerships and collaboration opportunities for vecabrutinib and VRx-510 in multiple oncology and other indications.

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

Liquidity, Risks and Uncertainties

As of June 30, 2023, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2023, had an accumulated deficit of $239.6 million. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $72.9 million and working capital of $59.3 million.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances, as amended August 26, 2022. The second tranche of $20.0 million was drawn by the Company on December 29, 2022 and the third tranche of $25.0 million remains available at the Company's request subject to Lenders' discretion (see Note 4).

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements.

Viracta uses third party contract labs and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the six months ended June 30, 2023 and 2022, the Company had one contract lab that provided 10.7% and three contract labs and contract manufacturers that provided 33.1% of total third-party services, respectively.

The COVID-19 pandemic caused significant business disruption around the globe and its long-term impact remains uncertain. While the World Health Organization has determined that COVID-19 no longer represents a global health emergency and the Company has largely resumed normal operations, any resurgence or worsening of the COVID-19 pandemic may cause the Company to reinstitute certain mitigating measures. The Company does not yet know the full extent of potential delays or impacts on its business, its clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on the Company’s operations, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at June 30, 2023 and December 31, 2022.

Investments

The Company invests in available-for-sale securities consisting of money market funds, commercial paper, corporate debt securities, U.S. Treasury securities and U.S. agency bonds. Available-for-sale securities are classified as either cash, cash equivalents or short-term investments on the Company's unaudited condensed consolidated balance sheets.

The following tables summarize, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, in thousands:

		June 30, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$13,382	$—	$—	$13,382
Total cash equivalents		13,382	—	—	13,382

Short-term investments:
Commercial paper	1 or less	20,536	—	(14)	20,522
U.S. Treasury securities	2 or less	19,817	—	(40)	19,777
Corporate debt securities	2 or less	1,163	—	(2)	1,161
U.S. Agency bonds	2 or less	17,173	—	(59)	17,114
Total short-term investments		58,689	—	(115)	58,574
Total		$72,071	$—	$(115)	$71,956

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$15,492	$—	$—	$15,492
Total cash equivalents		15,492	—	—	15,492

Short-term investments:
U.S. Treasury securities	1 or less	19,785	—	(109)	19,676
Commercial paper	1 or less	27,739	—	(34)	27,705
Corporate debt securities	2 or less	1,872	—	—	1,872
U.S. Agency bonds	2 or less	5,052	—	(35)	5,017
Total short-term investments		54,448	—	(178)	54,270
Total		$69,940	$—	$(178)	$69,762

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

As of June 30, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of June 30, 2023, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. As of June 30, 2023, none of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months.

Accrued interest receivable on available-for-sale securities was $0.1 million at June 30, 2023 and December 31, 2022. For the six months ended June 30, 2023 and 2022, we have not written off any accrued interest receivables.

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of June 30, 2023 and December 31, 2022, in thousands.

		Fair Value Measurements Using
	June 30, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$13,382	$13,382	$—
Total cash equivalents	13,382	13,382	—

Short-term investments:
U.S. Treasury securities	19,777	19,777	—
Commercial paper	20,522	—	20,522
Corporate debt securities	1,161	—	1,161
U.S. Agency bonds	17,114	—	17,114
Total short-term investments	58,574	19,777	38,797
Total	$71,956	$33,159	$38,797

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$15,492	$15,492	$—
Total cash equivalents	15,492	15,492	—

Short-term investments:
U.S. Treasury securities	19,676	19,676	—
Commercial paper	27,705	—	27,705
Corporate debt securities	1,872	—	1,872
U.S. Agency bonds	5,017	—	5,017
Total short-term investments	54,270	19,676	34,594
Total	$69,762	$35,168	$34,594

As of June 30, 2023 and December 31, 2022, the Company had no liabilities measured at fair value on a recurring basis.

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

The following common stock equivalent securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2023	2022
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	9,633,971	6,534,336
ESPP shares pending issuance	18,277	—
Warrants to purchase common stock	23,100	23,100
Total excluded securities	9,968,147	6,850,235

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

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$567	$780
ERC receivable	168	798
Prepaid insurance	567	567
Current deposits	168	442
Accrued interest receivable	144	112
Other	74	5
Total prepaid expenses and other current assets	$1,688	$2,704

For the year ended December 31, 2022, the Company recorded the $0.8 million receivable for the Employee Retention Credit (the "ERC"), after determining that the amount was both estimable and reasonably assured of collection. As of June 30, 2023, $0.6 million of the ERC receivable was received.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued payroll and benefits	$1,792	$2,961
Accrued clinical trial and contract expenses	4,864	3,562
Accrued professional services and expenses	361	385
Other accrued expenses	274	285
Total accrued expenses	$7,291	$7,193

4. Debt

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

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the Milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of June 30, 2023, the per annum interest rate was 13.15%.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility which also contains customary indemnification obligations and customary events of default. As of June 30, 2023, the Company is in compliance with all nonfinancial and financial covenants under the SVB-Oxford Loan Facility and there has been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of June 30, 2023.

The following table summarizes future principal payments, including the final payment, under the terms of the SVB-Oxford Loan Facility (in thousands):

Years Ending December 31,
2023 (remaining)	$—
2024	8,571
2025	8,571
2026	7,858
Total future principal payments	25,000
Final payment	225
Unamortized discount	(148)
Total, net	$25,077

5. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of June 30, 2023 and December 31, 2022 was 38,580,354 and 38,345,140, respectively.

Sale Agreement

On May 28, 2021, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which the Company may offer and sell up to $50.0 million of shares (the “Shares”) of its common stock, par value $0.0001 per share, from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by the Company under the Sale Agreement will be pursuant to the Company’s registration statement on Form S-3 (the “Registration Statement”), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 4, 2021.

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

For the six months ended June 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions. For the six months ended June 30, 2022, the Company had no shares issued pursuant to the Sale Agreement. As of June 30, 2023, the Company had approximately $47.5 million available under the Sale Agreement.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of June 30, 2023, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Share-Based Compensation

The share-based compensation cost recorded in the accompanying condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$645	$704	$1,385	$1,350
General and administrative	1,332	1,252	2,704	2,378
Total	$1,977	$1,956	$4,089	$3,728

As of June 30, 2023, unrecognized compensation expense related to unvested options granted and unvested RSUs totaled $14.1 million and $0.4 million, respectively. The expense for unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.7 and 1.9 years, respectively.

6. Commitments and Contingencies

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

In August 2020, the Company entered into an additional noncancelable operating lease agreement for certain office space with a lease term from August 2020 through August 2023 with a renewal option for an additional year (“New Lease”). In February 2023, the Company exercised the option for a one-year extension of the New Lease, extending the lease term from August 2023 to August 2024. The New Lease also includes a buyout option to terminate the lease prior to its expiration with at least one month’s prior written notice and a one-time payment equal to four months’ rent. The New Lease monthly base rent includes annual increases that range between 4% to 9% from $12,462 to $14,524 over the life of the lease, including utilities and other operating costs. In connection with the execution of the one-year extension on the New Lease, the Company recorded an additional operating lease ROU asset and corresponding lease liability for $0.2 million.

The following table summarizes future minimum payments under the Company's operating leases as of June 30, 2023 (in thousands):

Years Ending December 31,
2023 (remaining)	$218
2024	294
Total lease payments	512
Less: imputed interest	(37)
Total operating lease liabilities	$475

Total lease expense for the three months ended June 30, 2023 and 2022 was $0.1 million, and $0.2 million for the six months ended June 30, 2023 and 2022. At June 30, 2023, the Company had remaining lease liabilities of approximately $0.5 million and operating lease ROU assets of $0.5 million.

Other supplemental cash flow information consisted of the following:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$0.2	$0.2

Other supplemental information, as of June 30, 2023, consisted of the following:

June 30,
2023
Weighted-average discount rate	14.8%
Weighted-average remaining lease term (in years)	1.2

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

Overview

Viracta is a clinical-stage, precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating strategic partnerships and collaboration opportunities for vecabrutinib and VRx-510 in multiple oncology and other indications.

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of R/R EBV+ lymphoma with centers in North America, Europe, South America and Asia-Pacific. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with relapsed or refractory disease following two or more prior therapies (one or more for extranodal NK/T cell lymphoma and peripheral T-cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. During Stage 2, Viracta anticipates discussing the preliminary results with the U.S. Food and Drug Administration (the “FDA”) and may amend the protocol to include additional patients as necessary to potentially enable registration. In June 2023, Viracta announced the efficacy threshold was reached in NAVAL-1 for expansion into Stage 2 for patients with R/R EBV+ Peripheral T-Cell Lymphoma (“PTCL”).

In August 2023, Viracta announced the strategic prioritization of three lymphoma subtypes: (1) EBV+ PTCL; (2) EBV+ diffuse large B-cell lymphoma (“DLBCL”), an aggressive and distinct B-cell lymphoma subtype characterized by adverse clinical outcomes, and (3) EBV+ post-transplant lymphoproliferative disorders (“PTLD”), a potentially fatal complication after transplantation, which is highly associated with EBV.

Viracta also conducted a Phase 1b/2 trial of Nana-val for the treatment of EBV+ R/R lymphoma and final results from this trial were presented in an oral presentation at the 63rd American Society of Hematology (“ASH”) Annual Meeting in December 2021. The data demonstrated promising activity in multiple subtypes of heavily pre-treated, R/R EBV+ lymphoma patients, and a generally well-tolerated safety profile. Complete responses were observed in DLBCL, T/NK-cell lymphoma (“T/NK-NHL”), and immunodeficiency-associated lymphoproliferative disorders (“IA-LPD”). The median duration of response was approximately 10 months.

Viracta has received Fast Track Designation by the FDA for the treatment of R/R EBV+ lymphoid malignancies, in addition to orphan drug designations in the United States for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+ DLBCL, NOS”), PTLD, plasmablastic lymphoma, and T-cell lymphoma. In addition, the European Commission has granted orphan drug designation to Nana-val for the treatment of peripheral T-cell lymphoma and DLBCL.

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label Phase 1b/2 trial for the treatment of EBV+ R/M NPC and other EBV+ solid tumors. The trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with the PD-1 checkpoint inhibitor pembrolizumab (Keytruda®). The Phase 1b dose escalation study is designed to evaluate safety and to determine the recommended Phase 2 dose (“RP2D”) of Nana-val in patients with EBV+ R/M NPC. Viracta has amended the trial protocol to include additional dose levels in the trial’s Phase 1b dose escalation portion, which is designed to determine the RP2D. In March 2023, Viracta announced that its first clinical response was confirmed at the third dose level in the dose escalation portion of the Phase 1b/2 trial of Nana-val in patients with EBV+ solid tumors. In August 2023, Viracta announced that it has completed enrollment through the fifth dose level in the dose escalation portion of the study and no dose-limiting toxicities (“DLTs”) have been reported. Viracta anticipates initiating the Phase 2 portion of the trial in the second half of 2023, where up to sixty patients with EBV+ R/M NPC will be randomized to receive Nana-val at the RP2D with or without pembrolizumab. Additionally, patients with other EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort, which is also anticipated to be initiated in the second half of 2023.

Macroeconomic Environment and COVID-19

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the ongoing effects of the COVID-19 pandemic, the war in Ukraine, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been affected and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Research and development expenses	$8,197	$6,324	$1,873
General and administrative expenses	4,253	4,181	72

Research and development expenses. Research and development expenses increased by approximately $1.9 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in personnel-related costs.

General and administrative expenses. General and administrative expenses were $4.3 million for the three months ended June 30, 2023, compared to $4.2 million for the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022	Change
Research and development expenses	$15,804	$12,420	$3,384
General and administrative expenses	8,853	8,517	336

Research and development expenses. Research and development expenses increased by approximately $3.4 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in personnel-related costs.

General and administrative expenses. General and administrative expenses increased by approximately $0.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was largely due to personnel-related costs.

Liquidity and Capital Resources

As of June 30, 2023, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of June 30, 2023, had an accumulated deficit of $239.6 million. We expect to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $72.9 million and working capital of $59.3 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. During the three and six months ended June 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions. As of June 30, 2023, the Company had approximately $47.5 million available under the Sale Agreement.

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

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(19,330)	$(20,397)
Net cash used in investing activities	(3,370)	(1,606)
Net cash provided by financing activities	220	32
Net decrease in cash and cash equivalents	$(22,480)	$(21,971)

Operating Activities. Net cash used in operating activities was $19.3 million for the six months ended June 30, 2023, as compared to net cash used in operating activities of $20.4 million for the six months ended June 30, 2022. This change was primarily due to an increase in net loss and net short-term investments discount amortization offset by changes in working capital.

Investing Activities. Net cash used in investing activities was $3.4 million for the six months ended June 30, 2023, compared to $1.6 million of net cash used in investing activities for the six months ended June 30, 2022. Cash used in investing activities for the six months ended June 30, 2023 and 2022, primarily represents purchases of short-term investments, net of proceeds from maturities. The Company adopted a treasury management strategy in June 2022 given the rapid increase in the interest rate environment.

Financing Activities. Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2023, compared to less than $0.1 million for the six months ended June 30, 2022. This change was the result of the issuance of common stock through the Company's common stock Sale Agreement of $0.1 million, net of commissions, an increase in exercise of options to purchase common stock, and the issuance of common stock from the Company's employee stock plan.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of the COVID‑19 pandemic, the conflicts in Eastern Europe and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

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

On March 22, 2021, we entered into a royalty purchase agreement with XOMA (US) LLC, pursuant to which, XOMA (US) LLC paid us an upfront payment of $13.5 million for the right to receive future milestones and royalties that we are entitled to receive under the terms of a license agreement with Day One Biopharmaceuticals, Inc. (formerly known as DOT Therapeutics-1, Inc.) dated December 16, 2019 and a license agreement with Denovo Biopharma LLC dated December 5, 2019, net of certain obligations we have to a third party. Pursuant to the royalty purchase agreement, we (directly or through a wholly-owned subsidiary) are also eligible to receive an up to $20.0 million pre-commercialization, event-based milestone.

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

As required by SEC Rule 13a-15(b), as of June 30, 2023 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

We substantially completed the implementation of a new Enterprise Resource Planning ("ERP") system in June 2023. The implementation of the ERP system is expected to upgrade a number of business, operational and financial processes as well as decrease the number of manual processes. Except for the implementation of the new ERP system, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
potential changes to the patent laws of the United States and/or other countries in which we may operate that may limit or diminish the rights of patent holders and/or their ability to enforce their patents against infringers.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $24.7 million for the six months ended June 30, 2023. As of June 30, 2023, we have an accumulated deficit of $239.6 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2023, we had $72.9 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operating expenses and capital expenditures into late 2024. Our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. During the three and six months ended June 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions. As of June 30, 2023, the Company had approximately $47.5 million available under the Sale Agreement. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, or diversion of resources to handle a potential resurgent COVID-19 or other public health emergency/ pandemic may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. In addition, the potential impact of a resurgent COVID-19 or other public health emergency/pandemic could cause the FDA to allocate additional resources to product candidates focused on treating such related illnesses, which could lead to longer approval processes for our product candidates. Finally, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.

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
•
we may experience further delays due to the ongoing effects of the COVID-19 pandemic and any potential resurgence thereof, including with respect to submission of NDAs, filing of investigational new drug (“IND”) applications and starting any clinical trials for other indications or programs; and
•
regulators revising the requirements for approving our product candidates.

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

In addition, enrollment of patients in our clinical trials may be delayed or limited as our clinical trial sites may limit their onsite staff or temporarily close as a result of any resurgence in the COVID-19 pandemic. For instance, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic, and we are aware of certain Nana-val clinical trial sites that temporarily stopped or delayed enrolling new patients in response to the COVID-19 pandemic. While such effects are gradually abating, they would likely return in the event of a COVID-19 resurgence or the emergence of another public health emergency/pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during any such public health emergency/pandemic. These factors could delay the anticipated readouts from our Nana-val clinical trials and our regulatory submissions.

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

Our operations and financial results could be adversely impacted by the ongoing effects of the COVID-19 pandemic, a resurgence thereof or the emergence of another public health emergency/pandemic in the United States and the rest of the world.

As the COVID-19 pandemic gradually abates, we may nonetheless experience further disruptions caused by a resurgence thereof or the emergence of another public health emergency/pandemic that could severely impact our business and clinical trials, including:

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

•
challenges related to ongoing and increased operational expenses related to the COVID-19 or other public health emergency/pandemic;
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
•
changes in regulations as part of a response to the COVID-19 or other public health emergency/pandemic which may require us to change the ways in which our clinical trials are conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs; and
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel.

While the World Health Organization has determined that COVID-19 no longer represents a global health emergency and we have largely resumed normal operations, we will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from a potential resurgence the spread of COVID-19, the emergence of another public health emergency/pandemic or the consequences of either, including disruption to our business and downturns in business sentiment generally or in our industry. For example, on June 19, 2020, the FDA issued new guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in biopharmaceutical products manufacturing. While we have been able to broadly resume operations at our California headquarters, should COVID-19 cases in California increase or worsen in the future, including as the result of new or unknown variants, or should another public health emergency/pandemic emerge, the country or state may re-institute a “shelter in place” order at any time. Disruptions caused thereby by the COVID-19 pandemic may thus result in the incurrence of increased operational expenses. Should these developments continue or worsen, our operations and our program timelines may be negatively impacted and could result in the incurrence of increased costs.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business have adjusted and may continue to adjust their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, we have experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic and we would expect that impact to continue in the event of a resurgence of COVID-19 or the emergence of another public health emergency/pandemic. While we have taken certain measures and continue to evaluate other potential measures to mitigate such impacts on our trials, there is no guarantee we will be successful in these mitigation efforts. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. In addition, as a result of the COVID-19 pandemic, any resurgence thereof or any emergence of another public health emergency/pandemic, there could be delays in the manufacturing supply chain for Nana-val, which could delay or otherwise impact our Nana-val clinical trials. We and our CROs have also made certain adjustments to the operation of such trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and generally, and may need to make further adjustments in the future, including adjustments based on recently issued FDA guidance on manufacturing, supply chain, and pharmaceutical product inspections; resuming normal pharmaceutical manufacturing operations; and updates on conducting clinical trials during the COVID-19 or other public health emergency/pandemic. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. While we are currently continuing our clinical trials, we may not be successful in adding trial sites, may experience delays in patient enrollment or in the progression of our clinical trials, may need to suspend our clinical trials, and may encounter other negative impacts to our trials, due to the effects of the COVID-19 pandemic, a resurgence thereof or any emergence of another public health emergency/pandemic.

While the global pandemic of COVID-19 appears to be abating, the extent of its impact on our business and financial results remains uncertain and a resurgence or emergence of another public health crisis/pandemic could have a material negative impact on our business, financial condition and operating results.

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

To the extent the COVID-19 or other public health emergency/pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk factors” section.

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

In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and on May 1, 2023, First Republic Bank was swept into receivership.

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

We are not aware of any FDA approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with three currently marketed in the U.S. for relapsed/refractory oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma and belinostat for the treatment of peripheral T-cell lymphoma. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which received approval under exceptional circumstances in the EU for Ebvallo (tabelecleucel). AlloVir, which is conducting clinical trials for Viralym-M (ALVR105), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is currently in Phase 3 trials for the treatment and prevention of various viruses, including EBV. Additionally, multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

In December 2020, the U.K. and the European Union agreed on a trade and cooperation agreement, under which the U.K. and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the U.K. and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire European Union single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges in the U.K.

Moreover, adverse consequences resulting from Brexit and its aftermath in the U.K. or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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

The FDA has broad discretion is determining whether to grant a Fast Track or Breakthrough Therapy designation for a drug. Obtaining a Fast Track or Breakthrough Therapy designation does not change the standards for product approval but may expedite the development or approval process. There is no assurance that the FDA will grant either such designation. Even if the FDA does grant either such designation for Nana-val, it may not actually result in faster clinical development or regulatory review or approval. Further, even if granted, Breakthrough Therapy designation may be rescinded if Nana-val no longer meets the criteria for Breakthrough Therapy designation. This could occur, for example, if a different drug is approved to treat the unmet need that informed the rationale for granting Breakthrough Therapy designation to Nana-val or Breakthrough Therapy designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that Nana-val will receive marketing approval in the United States.

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

Ongoing healthcare reform efforts may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. For example, in August

2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress which, among other things, included policies that were designed to have a direct impact on drug prices and reduce drug spending by the federal government, some of which entered effect in 2023. This legislation contained substantial drug pricing reforms, including the establishment of a drug price negotiation program that would require manufacturers to charge Medicare a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and required manufacturers to provide discounts on Part D drugs. Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway. Several lawsuits have been filed against the Secretary of HHS in different federal courts asserting that the price setting provisions in the Inflation Reduction Act of 2022 are unconstitutional and represent an unlawful government taking. On July 3, 2023, CMS announced that it had issued final guidance concerning the mechanisms of the drug pricing negotiation program’s first round which will result in year-long price caps on up to 10 high expenditure drugs and biologics scheduled to enter effect on January 1, 2026. We cannot predict the future course of federal and state healthcare policy reform efforts aimed at drug pricing.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. For example, our Chief Executive Officer, Mark Rothera, joined us in September 2022, succeeding our prior Chief Executive Officer. It is important to our success that Mr. Rothera, as well as any future successor executive that joins us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our current corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We have experienced increased turnover at all levels since the Merger and general labor shortages in various areas of our business, all of which could have a material adverse impact on our business. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

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

As of June 30, 2023, we had 41 full-time employees, including 29 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our current operations are located in California, and we or the third parties upon whom we depend, may be adversely affected by natural disasters, or the COVID-19 pandemic (and any resurgence thereof) and the emergence of any other public health emergency/pandemic, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Although we own or license three issued patents in the United States, and recently received a Notice of Allowance on a fourth, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and

Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

In addition, as of June 1, 2023, European patent applications and patents may be subject to the jurisdiction of the European Unified Patent Court (“UPC”). Further, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The establishment of the UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As the UPC, as a single court system, can invalidate a European patent, we, where applicable, have opted out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third party to manufacture our product candidates according to our schedule and specifications, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates, are constrained by the ongoing effects of the COVID-19 pandemic or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On August 12, 2023, the Compensation Committee of the Company’s Board of Directors approved an Amended and Restated Outside Director Compensation Policy to include an additional annual option award to the Chair of the Board of Directors in an amount equal to thirty-seven and one-half percent (37.5%) of the number of shares subject to the standard annual director option award, and otherwise subject to the same terms and conditions of the standard annual director option award. There were no other changes to the terms of the Company’s director compensation.

The foregoing description of the Amended and Restated Director Compensation Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Director Compensation Policy, which is filed as exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1+#	Consulting Agreement between the Company and Lisa Rojkjaer, M.D., dated May 5, 2023

10.2^#	Amended and Restated Outside Director Compensation Policy

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: August 14, 2023	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)