Form 10-Q
period 2023-09-30
Viracta Therapeutics, Inc.
filed 2023-11-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 38,624,553 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,856	$36,773
Short-term investments	50,096	54,270
Prepaid expenses and other current assets	1,490	2,704
Total current assets	64,442	93,747
Property and equipment, net	218	148
Operating lease right-of-use asset	371	266
Other assets	1,406	1,830
Total assets	$66,437	$95,991
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,363	$2,540
Accrued expenses	8,506	7,193
Operating lease liabilities	381	278
Current portion of long-term debt	25,179	—
Total current liabilities	36,429	10,011
Long-term debt, net	—	24,877
Total liabilities	$36,429	$34,888
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023; 10,248 shares issued and outstanding as of September 30, 2023 and December 31, 2022	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,624,553 and 38,345,140 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	276,784	270,699
Accumulated other comprehensive loss	(65)	(178)
Accumulated deficit	(252,167)	(214,874)
Total stockholders’ equity	30,008	61,103
Total liabilities and stockholders’ equity	$66,437	$95,991

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$8,158	$7,139	$23,962	$19,559
General and administrative	4,317	10,939	13,170	19,456
Total operating expenses	12,475	18,078	37,132	39,015
Loss from operations	(12,475)	(18,078)	(37,132)	(39,015)
Other income (expense):
Interest income	827	474	2,593	534
Interest expense	(953)	(139)	(2,755)	(390)
Other income	1	—	1	—
Total other income (expense)	(125)	335	(161)	144
Net loss	(12,600)	(17,743)	(37,293)	(38,871)
Unrealized gain (loss) on short-term investments	50	(199)	113	(199)
Comprehensive loss	$(12,550)	$(17,942)	$(37,180)	$(39,070)
Net loss per share of common stock, basic and diluted	$(0.33)	$(0.47)	$(0.97)	$(1.03)
Weighted-average shares used to compute basic and diluted net loss per share	38,683,858	37,705,517	38,568,515	37,614,166

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103
Issuance of common stock upon exercise of stock options	—	—	18	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Unrealized gain on short-term investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(12,209)	(12,209)
Balance March 31, 2023	10	$5,452	38,411	$4	$272,827	$(87)	$(227,083)	$51,113
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	64	—	77	—	—	77
Issuance of common stock through "at the market" offering, net	—	—	57	—	127	—	—	127
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	1,977	—	—	1,977
Unrealized loss on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(12,484)	(12,484)
Balance June 30, 2023	10	$5,452	38,580	$4	$275,008	$(115)	$(239,567)	$40,782
Issuance of common stock upon vesting of restricted stock units	—	—	45	—	—	—	—	—
Share-based compensation	—	—	—	—	1,776	—	—	1,776
Unrealized gain on short-term investments	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(12,600)	(12,600)
Balance September 30, 2023	10	$5,452	38,625	$4	$276,784	$(65)	$(252,167)	$30,008

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$—	$(165,677)	$94,371
Issuance of common stock upon exercise of stock options	—	—	7	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	53	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	1	—	—	1
Share-based compensation	—	—	—	—	1,772	—	—	1,772
Net loss	—	—	—	—	—	—	(10,546)	(10,546)
Balance March 31, 2022	10	$5,452	37,486	$4	$256,372	$—	$(176,223)	$85,605
Issuance of common stock upon exercise of stock options	—	—	19	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	—	—	—	—
Share-based compensation	—	—	—	—	1,956	—	—	1,956
Net loss	—	—	—	—	—	—	(10,582)	(10,582)
Balance June 30, 2022	10	$5,452	37,554	$4	$258,352	$—	$(186,805)	$77,003
Issuance of common stock upon exercise of stock options	—	—	57	—	70	—	—	70
Issuance of common stock through "at the market" offering, net			243	—	1,034	—	—	1,034
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	1	—	1	—	—	1
Share-based compensation	—	—	—	—	7,646	—	—	7,646
Unrealized loss on short-term investments	—	—	—	—	—	(199)	—	(199)
Net loss	—	—	—	—	—	—	(17,743)	(17,743)
Balance September 30, 2022	10	$5,452	37,903	$4	$267,103	$(199)	$(204,548)	$67,812

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(37,293)	$(38,871)
Adjustments to reconcile net loss to net cash used in by operating activities:
Share-based compensation expense	5,865	11,374
Depreciation and amortization	369	153
Amortization of premiums and accretion of discounts on short-term investments, net	(1,579)	(175)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,215	(894)
Other assets	424	425
Accounts payable	(178)	(1,285)
Accrued expenses	1,313	1,592
Lease liabilities, net	(1)	(3)
Other long-term liabilities	—	130
Net cash used in operating activities	(29,865)	(27,554)
Investing activities
Purchases of property and equipment	(138)	(45)
Purchases of short-term investments	(59,656)	(54,418)
Proceeds from maturity of short-term investments	65,522	800
Net cash provided by (used in) investing activities	5,728	(53,663)
Financing activities
Issuance of common stock, net of issuance costs	127	1,034
Issuance of common stock upon option exercises and from employee stock plan	93	101
Net cash provided by financing activities	220	1,135
Net decrease in cash and cash equivalents	(23,917)	(80,082)
Cash and cash equivalents at beginning of period	36,773	103,554
Cash and cash equivalents at end of period	$12,856	$23,472
Supplemental disclosure of cash flow information
Interest paid	$2,224	$332
Interest received	$2,578	$462
Supplemental disclosure of noncash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$381	$—

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

Liquidity, Risks, Uncertainties, and Going Concern

As of September 30, 2023, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2023, had an accumulated deficit of $252.2 million. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. If the Company is unable to generate revenues adequate to support its cost structure, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $63.0 million and working capital of $28.0 million.

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

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Because management’s equity and/or debt financing plans, along with collaborative or other funding arrangements have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on management's assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 4) is not within the Company's control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of September 30, 2023. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern.

Viracta uses third party contract labs and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the nine months ended September 30, 2023 and 2022, the Company had one contract lab that provided 20.0% and two contract labs that provided 21.7% of total third-party services, respectively.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at September 30, 2023 and December 31, 2022.

Investments

The Company invests in available-for-sale securities consisting of money market funds, commercial paper, corporate debt securities, U.S. Treasury securities and U.S. agency bonds. Available-for-sale securities are classified as either cash, cash equivalents or short-term investments on the Company's unaudited condensed consolidated balance sheets.

The following tables summarize, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, in thousands:

		September 30, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$11,472	$—	$—	$11,472
Total cash equivalents		11,472	—	—	11,472

Short-term investments:
Commercial paper	1 or less	19,915	—	(12)	19,903
U.S. Treasury securities	1 or less	13,909	—	(15)	13,894
Corporate debt securities	2 or less	2,835	—	(3)	2,832
U.S. Agency bonds	1 or less	13,502	—	(35)	13,467
Total short-term investments		50,161	—	(65)	50,096
Total		$61,633	$—	$(65)	$61,568

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$15,492	$—	$—	$15,492
Total cash equivalents		15,492	—	—	15,492

Short-term investments:
U.S. Treasury securities	1 or less	19,785	—	(109)	19,676
Commercial paper	1 or less	27,739	—	(34)	27,705
Corporate debt securities	2 or less	1,872	—	—	1,872
U.S. Agency bonds	2 or less	5,052	—	(35)	5,017
Total short-term investments		54,448	—	(178)	54,270
Total		$69,940	$—	$(178)	$69,762

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

As of September 30, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of September 30, 2023, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. As of September 30, 2023, none of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months.

Accrued interest receivable on available-for-sale securities was $0.1 million at September 30, 2023 and December 31, 2022. For the nine months ended September 30, 2023 and 2022, we have not written off any accrued interest receivables.

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of September 30, 2023 and December 31, 2022, in thousands.

		Fair Value Measurements Using
	September 30, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$11,472	$11,472	$—
Total cash equivalents	11,472	11,472	—

Short-term investments:
U.S. Treasury securities	13,894	13,894	—
Commercial paper	19,903	—	19,903
Corporate debt securities	2,832	—	2,832
U.S. Agency bonds	13,467	—	13,467
Total short-term investments	50,096	13,894	36,202
Total	$61,568	$25,366	$36,202

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$15,492	$15,492	$—
Total cash equivalents	15,492	15,492	—

Short-term investments:
U.S. Treasury securities	19,676	19,676	—
Commercial paper	27,705	—	27,705
Corporate debt securities	1,872	—	1,872
U.S. Agency bonds	5,017	—	5,017
Total short-term investments	54,270	19,676	34,594
Total	$69,762	$35,168	$34,594

As of September 30, 2023 and December 31, 2022, the Company had no liabilities measured at fair value on a recurring basis.

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

The following common stock equivalent securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	9,737,390	7,780,972
ESPP shares pending issuance	68,465	22,120
Warrants to purchase common stock	23,100	23,100
Total excluded securities	10,121,754	8,118,991

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

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$446	$780
ERC receivable	168	798
Prepaid insurance	588	567
Current deposits	161	442
Accrued interest receivable	127	112
Other	—	5
Total prepaid expenses and other current assets	$1,490	$2,704

For the year ended December 31, 2022, the Company recorded the $0.8 million receivable for the Employee Retention Credit (the "ERC"), after determining that the amount was both estimable and reasonably assured of collection. As of September 30, 2023, $0.6 million of the ERC receivable had been received.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued payroll and benefits	$2,333	$2,961
Accrued clinical trial and contract expenses	5,516	3,562
Accrued professional services and expenses	378	385
Other accrued expenses	279	285
Total accrued expenses	$8,506	$7,193

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

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. This period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, or if the Milestone is achieved, the period of interest only will be followed by 23 equal monthly payments of principal plus accrued interest commencing on January 1, 2025. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of September 30, 2023, the per annum interest rate was 13.40%.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility which also contains customary indemnification obligations and customary events of default, including a material adverse change clause. As of September 30, 2023, the Company is in compliance with all nonfinancial and financial covenants under the SVB-Oxford Loan Facility and there has been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of September 30, 2023.

The following table summarizes future principal payments, including the final payment, under the terms of the SVB-Oxford Loan Facility (in thousands):

Years Ending December 31,
2023 (remaining)	$—
2024	8,571
2025	8,571
2026	7,858
Total future principal payments	25,000
Final payment	314
Unamortized discount	(135)
Total, net	$25,179

5. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of September 30, 2023 and December 31, 2022 was 38,624,553 and 38,345,140, respectively.

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

For the nine months ended September 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions. For the nine months ended September 30, 2022, the Company sold 242,672 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $4.39 for $1.0 million, net of commissions. As of September 30, 2023, the Company had approximately $47.5 million available under the Sale Agreement.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of September 30, 2023, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Share-Based Compensation

The share-based compensation cost recorded in the accompanying condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$591	$729	$1,976	$2,079
General and administrative	1,185	6,917	3,889	9,295
Total	$1,776	$7,646	$5,865	$11,374

As of September 30, 2023, unrecognized compensation expense related to unvested options granted and unvested RSUs totaled $12.6 million and $0.3 million, respectively. The expense for unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.4 and 1.7 years, respectively.

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

The following table summarizes future minimum payments under the Company's operating leases as of September 30, 2023 (in thousands):

Years Ending December 31,
2023 (remaining)	$110
2024	294
Total lease payments	404
Less: imputed interest	(23)
Total operating lease liabilities	$381

Total lease expense for the three months ended September 30, 2023 and 2022 was $0.1 million, and $0.3 million for the nine months ended September 30, 2023 and 2022. At September 30, 2023, the Company had remaining lease liabilities of approximately $0.4 million and operating lease ROU assets of $0.4 million.

Other supplemental cash flow information consisted of the following:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$0.3	$0.3

Other supplemental information, as of September 30, 2023, consisted of the following:

September 30,
2023
Weighted-average discount rate	14.8%
Weighted-average remaining lease term (in years)	0.9

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

•
our ability to continue as a going concern;
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

Overview

Viracta is a clinical-stage precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta’s development pipeline also includes vecabrutinib, a clinical-stage non-covalent ITK/BTK inhibitor and VRx-510 (formerly SNS-510), a preclinical-stage PDK-1 inhibitor. Viracta is evaluating strategic partnerships and collaboration opportunities for vecabrutinib and VRx-510 in multiple oncology and other indications.

EBV+ Lymphoma

In June 2021, Viracta announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of patients with R/R EBV+ lymphoma with centers in North America, Europe, South America and Asia-Pacific. The primary endpoint of this trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with R/R disease following two or more prior therapies (one or more prior therapies for extranodal NK/T cell lymphoma and peripheral T-cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. During Stage 2, Viracta plans to meet with the U.S. Food and Drug Administration (the “FDA”) to discuss preliminary results, amending the protocol to add patients as necessary to enable registration and provide other program updates. In June 2023, Viracta announced the efficacy threshold was reached in the NAVAL-1 trial for expansion into Stage 2 for patients with R/R EBV+ peripheral T-cell lymphoma (“PTCL”).

In August 2023, Viracta announced the strategic prioritization of three lymphoma subtypes in the NAVAL-1 trial to enable the allocation of resources to those indications we believe have the greatest probability of success and market opportunity in key geographies: (1) EBV+ PTCL, a T-cell lymphoma with high unmet medical need; (2) EBV+ diffuse large B-cell lymphoma (“DLBCL”), an aggressive and distinct B-cell lymphoma subtype characterized by adverse clinical outcomes, and (3) EBV+ post-transplant lymphoproliferative disorders (“PTLD”), a potentially fatal complication after transplantation, which is highly associated with EBV.

Viracta has received Fast Track Designation by the FDA for the treatment of R/R EBV+ lymphoid malignancies in addition to orphan drug designations in the United States for the treatment of EBV+ DLBCL, not otherwise specified, PTLD, plasmablastic lymphoma, and T-cell lymphoma. In addition, the European Commission has granted orphan drug designation to Nana-val for the treatment of PTCL and DLBCL.

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label, Phase 1b/2 trial for the treatment of patients with recurrent or metastatic (“R/M”) EBV+ NPC and other EBV+ solid tumors. This trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with a PD-1 checkpoint inhibitor. The Phase 1b dose escalation study is designed to evaluate the safety, pharmacokinetics (“PK”), and antitumor activity of Nana-val in patients with R/M EBV+ NPC and to determine its recommended Phase 2 dose (“RP2D”). In August 2023, Viracta announced that it has completed enrollment through the fifth dose level in the dose escalation portion of the study. In October 2023, Viracta announced patient responses that included two confirmed partial responses at the higher dose levels and five stable diseases in 17 patients enrolled. In the absence of any dose-limiting toxicities (“DLTs”) observed to date, Viracta amended the clinical trial protocol in October 2023 to include additional dose levels in its Phase 1b dose escalation portion, including higher dose levels of Nana-val on a novel split daily dosing schedule to potentially optimize the RP2D, determination of which is anticipated in 2024.

Following identification of an RP2D, Viracta anticipates initiating the Phase 2 portion of the trial, where up to 60 patients with R/M EBV+ NPC will be randomized to receive Nana-val at the RP2D with or without a PD-1 checkpoint inhibitor. Additionally, patients with other EBV+ solid tumors, including gastric carcinoma, leiomyosarcoma, and lymphoepithelioma, will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort, which is also anticipated to be initiated in 2024.

Macroeconomic Environment and COVID-19

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the ongoing effects of the COVID-19 pandemic, the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been affected and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

*The Company does not have any clinical trial sites or other clinical trial activities in Ukraine, Russia, Israel, Gaza or the West Bank.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Research and development expenses	$8,158	$7,139	$1,019
General and administrative expenses	4,317	10,939	(6,622)

Research and development expenses. Research and development expenses increased by approximately $1.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in personnel-related costs.

General and administrative expenses. General and administrative expenses decreased by approximately $6.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was largely due to non-cash share-based compensation expense for the option and RSU modification of $5.6 million associated with the separation agreement for former Chief Executive Officer in September 2022. In addition, $0.8 million in severance-related charges were recorded in accordance with the separation agreement. The remaining change was a result of a decrease in insurance costs of $0.3 million.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022	Change
Research and development expenses	$23,962	$19,559	$4,403
General and administrative expenses	13,170	19,456	(6,286)

Research and development expenses. Research and development expenses increased by approximately $4.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in personnel-related costs.

General and administrative expenses. General and administrative expenses decreased by approximately $6.3 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was largely due to non-cash share-based compensation expense for the option and RSU modification of $5.6 million associated with the former Chief Executive Officer separation in September 2022. In addition, $0.8 million in severance-related charges were recorded in accordance with the separation agreement.

Liquidity and Capital Resources

As of September 30, 2023, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of September 30, 2023, had an accumulated deficit of $252.2 million. We expect to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. If we are unable to generate revenues adequate to support our cost structure, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $63.0 million and working capital of $28.0 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. During the nine months ended September 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions. As of September 30, 2023, the Company had approximately $47.5 million available under the Sale Agreement.

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

Based on the Company’s current financial position and business plan, management believes that our existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of the condensed consolidated financial statements included herein. These matters, including the Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Because our equity and/or debt financing plans, along with collaborative or other funding arrangements, have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, we have concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on management’s assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 4 of the financial statements included herein) is not within our control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of September 30, 2023. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes we will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(29,865)	$(27,554)
Net cash provided by (used in) investing activities	5,728	(53,663)
Net cash provided by financing activities	220	1,135
Net decrease in cash and cash equivalents	$(23,917)	$(80,082)

Operating Activities. Net cash used in operating activities was $29.9 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $27.6 million for the nine months ended September 30, 2022. This change was primarily due to an increase in net loss, excluding share-based compensation and net short-term investments discount amortization, offset by changes in working capital.

Investing Activities. Net cash provided by investing activities was $5.7 million for the nine months ended September 30, 2023, compared to $53.7 million of net cash used in investing activities for the nine months ended September 30, 2022. Cash provided by investing activities primarily reflected the proceeds from the maturity of short-term investments, net of purchases, for the nine months ended September 30, 2023. Cash used in investing activities for the nine months ended September 30, 2022, primarily represented purchases of short-term investments, net of proceeds from maturities. The Company adopted a treasury management strategy in June 2022 given the rapid increase in the interest rate environment.

Financing Activities. Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2023, compared to $1.1 million for the nine months ended September 30, 2022. This change was primarily the result of the issuance of common stock through the Company's common stock Sale Agreement of $0.1 million, net of commissions, for the nine months ended September 30, 2023, compared to the issuance of common stock through the Company's common stock Sale Agreement of $1.0 million, net of commissions, for the nine months ended September 30, 2022.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of the COVID‑19 pandemic, the military conflicts in Eastern Europe, the Middle East and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

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

As required by SEC Rule 13a-15(b), as of September 30, 2023 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

We completed the implementation of a new Enterprise Resource Planning ("ERP") system in July 2023. The implementation of the ERP system is expected to upgrade a number of business, operational and financial processes as well as decrease the number of manual processes. Except for the implementation of the new ERP system, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our current liquidity position and recurring losses raise substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing;
•
our limited operating history and no products approved for commercial sale;
•
we have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future; and
•
our ability to generate revenue and achieve profitability.

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

Risks Related to our Financial Position and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing. Any capital-raising transaction we are able to complete may result in substantial dilution to our existing shareholders.

Based on the Company’s current financial position and business plan, we have determined that our existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date hereof and that the Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. There is no guarantee that investors or other financing sources will be willing to provide additional funding to us on commercially reasonable terms or at all. Any capital-raising transaction we are able to complete may result in substantial dilution to our existing shareholders, require us to relinquish significant rights, or restrict our operations.

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

As of September 30, 2023, we had $63.0 million in cash, cash equivalents and short-term investments. As set forth above, based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our planned operating expenses and capital expenditures for at least twelve months from the issuance date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Moreover, our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to obtain additional funds sooner than we currently expect.

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

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. While we continue to evaluate potential financing or strategic opportunities, adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including but not limited to any sales under the Sale Agreement (as defined below), your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may be difficult to obtain due to rising interest rates and inflationary pressures, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we seek to raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, such as our license agreement with ImmunityBio, Inc., we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital in the future due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to raise additional funds may be adversely impacted by a challenging investment climate for United States biotechnology companies, as well as potential worsening general global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other matters, the continued effects of the COVID 19 pandemic, the military conflicts in Eastern Europe, the Middle East and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.

Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), dated November 4, 2021, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”), we have borrowed $25.0 million and are eligible subject to lender discretion, but not required, to borrow up to an additional $25.0 million. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. We have been informed by the lenders under the facility that the facility remains available subject to lenders' discretion on the same terms as set forth in the loan agreement, notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access the additional $25.0 million that may be available under the SVB-Oxford Loan facility. In addition, our financial condition may result in the lenders declining to approve the funding of such additional tranche if we do request it. Regardless of whether we are able to access such funds, the additional financing that may be available under the SVB-Oxford Loan Facility is not expected to be sufficient to fund our future operations.

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. During the nine months ended September 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions. As of September 30, 2023, the Company had approximately

$47.5 million available under the Sale Agreement. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations to complete the development of Nana-val.

We have a limited operating history, have not completed any large-scale or pivotal clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and viability.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $37.3 million for the nine months ended September 30, 2023. As of September 30, 2023, we have an accumulated deficit of $252.2 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our future success is dependent on our ability to timely and successfully initiate and complete clinical trials, obtain marketing approval for and successfully commercialize Nana-val, our lead product candidate, for which, in June 2021, we announced the initiation of a Phase 2 clinical trial in EBV+ lymphoma and in October 2021, we announced the initiation of a Phase 1b/2 clinical trial in EBV+ solid tumors. We are investing the majority of our efforts and financial resources in the research and development of Nana-val for multiple indications. Our lead product candidate is a combination product candidate consisting of nanatinostat, a potent and selective small molecule inhibitor of class I histone deacetylases (“HDAC”), and valganciclovir, an FDA-approved anti-viral drug used to treat and prevent disease caused by a virus called cytomegalovirus (“CMV”) in people who have received organ transplants. In 2021, we reported final data from a Phase 1b/2 clinical trial evaluating Nana-val in patients with R/R EBV+ lymphomas. Prior to these clinical trials, nanatinostat has been evaluated in one previous clinical trial as a monotherapy. Nana-val will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote Nana-val, or any other product candidate, before it receives marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
the initiation and successful patient enrollment and completion of additional clinical trials of Nana-val on a timely basis, including the trial of Nana-val in patients with R/R EBV+ lymphomas, and addressing any delays in enrollment and site initiation;
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

In June 2021, we announced the initiation of NAVAL-1, a global, multicenter, open-label Phase 2 basket trial, in R/R EBV+ lymphomas. Following the initiation of NAVAL-1, we have faced challenges in site engagement and timely site initiations, in large part due to staffing shortages and the overall impact of the COVID-19 pandemic. Our product development costs could increase if we continue to experience delays in this or other trials. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize Nana-val or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on Nana-val and may harm our business, results of operations and prospects. Additional events that may result in a delay or unsuccessful completion of clinical development of Nana-val include, among other things:

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased interest rates, inflationary pressures, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the military conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including those in Ukraine and the Middle East, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are developing Nana-val, which is a combination product candidate containing valganciclovir. Valganciclovir is an anti-viral that is approved by the FDA for the treatment and prevention of CMV retinitis in the setting of acquired immunodeficiency syndrome (“AIDS”) and post-solid organ transplantation, but valganciclovir is currently not approved for the treatment of cancers. The first generic version of valganciclovir was first approved in 2014. We currently have multiple ongoing clinical studies evaluating nanatinostat and valganciclovir in combination to evaluate its efficacy in patients with R/R EBV+ malignancies. Patients may not be able to tolerate nanatinostat or valganciclovir in combination with each other or may have unexpected consequences. Even if the nanatinostat and valganciclovir combination were to receive marketing approval or be commercialized for the treatment of cancers, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of valganciclovir, or safety, efficacy, manufacturing or supply issues could arise with valganciclovir. This could result in the need to identify other antiviral drug candidates or Nana-val being removed from the market or being less successful commercially. If the FDA, EMA or other comparable foreign regulatory authorities do not revoke their approval of valganciclovir, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with valganciclovir, we may be unable to obtain approval of or successfully market Nana-val.

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

We are currently focusing the majority of our resources and efforts on developing Nana-val for particular indications and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential or may utilize our limited resources on research and development activities that do not yield a viable product candidate. For example, in August 2023 we announced the strategic prioritization of three lymphoma subtypes in the NAVAL-1 trial to enable the allocation of resources to those indications we believe have the greatest probability of success and market opportunity in key geographies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for Nana-val and other programs may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for Nana-val or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

We are not aware of any FDA approved products for the treatment of EBV+ lymphomas. Patients with EBV+ lymphomas receive standard of care therapies for their particular lymphoma subtype. Several HDAC inhibitors have demonstrated clinical antitumor activity, with three currently marketed in the U.S. for R/R oncology indications. These are vorinostat for the treatment of cutaneous T cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma and belinostat for the treatment of peripheral T-cell lymphoma. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including: Atara Biotherapeutics, Inc., which received approval under exceptional circumstances in the EU for Ebvallo (tabelecleucel). AlloVir, which is conducting clinical trials for Viralym-M (ALVR105), its allogeneic, multi-virus T-cell product that targets six viruses including EBV, is currently in Phase 3 trials for the treatment and prevention of various viruses, including EBV. Additionally, multiple companies are investigating the use of anti-PD1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources, and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

In November 2019, we announced that the FDA granted Fast Track designation for Nana-val for the treatment of R/R EBV+ lymphoid malignancies. This Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of Nana-val. Even though we received this Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw the Fast Track designation if it believes that the Fast Track designation is no longer supported by data from our clinical development program. We may also seek Fast Track designation for additional cancer indications, and we may not be successful in securing such additional designation or in expediting development if such designations were received.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. For example, our Chief Executive Officer, Mark Rothera, joined us in September 2022 and our Chief Medical Officer, Darrel P. Cohen M.D., Ph.D., joined us in August 2023. It is important to our success that Mr. Rothera and Dr. Cohen, as well as any future successor executive that joins us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our current corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

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

As of September 30, 2023, we had 41 full-time employees, including 30 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Although we own or license four issued patents in the United States directed to our Nana-val program, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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
•
the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•
general economic, political, industry and market conditions, which could be impacted by various events including interest rate fluctuations, financial services industry failures, increases in fuel prices, foreign currency fluctuations, international tariffs, military conflict and acts of war, including the military conflicts in Ukraine and the Middle East and the related response, including current or potential additional future sanctions or other restrictive actions, by the United States and other countries, and other geopolitical sanctions.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our common stock.

Additionally, if the trading price of our common stock does not increase, it may cause our common stock to no longer satisfy the continued listing standards of Nasdaq. If we are not able to maintain the requirements for listing on Nasdaq, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as on the price and liquidity of our common stock.

If we are unable to maintain listing of our securities on the Nasdaq Global Select Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, it could have a materially adverse effect on our ability to raise additional funds as well as on the price and liquidity of our common stock.

For example, if at any time the bid price of our common stock closes below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. If we receive a delisting notice from Nasdaq, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of the date of filing this report, our stock has closed below $1.00 per share on every trading day since October 4, 2023. On November 8, 2023, the closing price of our common stock was $0.81 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1^	First Amendment to Lease by and between the Company and Plastino II, LP, dated August 22, 2023

10.2^#	Executive Engagement Agreement by and between the Company and Darrel P. Cohen, dated August 7, 2023

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)