Form 10-K
period 2023-12-31
Viracta Therapeutics, Inc.
filed 2024-03-07
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2023, was approximately $50.2 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2024 was 39,272,434 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2023.

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

Item 1. Business.

Overview

Viracta Therapeutics, Inc. (“Viracta” or the “Company”) is a clinical-stage precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). EBV has been recognized as a Group 1 human carcinogen by the World Health Organization (“WHO”). Despite the association of EBV with cancer, there are currently no approved therapies in the United States specifically for EBV-associated cancers and attempts to develop vaccines have not proven successful. EBV enters periods of latency during which most viral genes are epigenetically suppressed. Likewise, the latently infected cell can evade the body’s immune surveillance mechanisms. In some stages of latency, viral proteins are not expressed on the cell surface, making it difficult to develop effective immunotherapies. EBV is estimated to be associated with approximately 2% of the global cancer burden with over 310,000 new cases of EBV-associated lymphoma, nasopharyngeal carcinoma (“NPC”) and gastric carcinoma (“GC”) cancers annually, which are responsible for over 180,000 deaths each year. Viracta’s novel Kick and Kill approach targets the EBV genome to enable the killing of the tumor cells by inducing the expression of certain viral kinase genes, which in-turn, convert an antiviral drug. The converted antiviral drug disrupts the DNA replication cycle of the target cells resulting in chain termination and killing of the tumor cells by inducing apoptosis, also known as programmed cell death. This approach may also be applicable to other cancers associated with the herpes family of viruses, to which EBV belongs, such as glioblastoma associated with cytomegalovirus (“CMV”), Kaposi’s sarcoma with Kaposi’s sarcoma virus (“KSV”), and gastrointestinal carcinomas with Human Herpesvirus 6 (“HHV6”).

Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat, and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being evaluated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial of Nana-val for the treatment of multiple subtypes of relapsed/refractory (“R/R”) EBV-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial of Nana-val for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors.

Viracta has received Fast Track Designation by the U.S. Food and Drug Administration (the “FDA”) for the treatment of R/R EBV+ lymphoid malignancies. In addition, the FDA has granted orphan drug designations for the treatment of EBV+ diffuse large B-cell lymphoma, not otherwise specified (“EBV+ DLBCL, NOS”), post-transplant lymphoproliferative disorders (“PTLD”), plasmablastic lymphoma, and T-cell lymphomas. In December 2023, the FDA also granted Viracta an orphan drug designation for the treatment of NPC. In addition, the European Medicines Agency (“EMA”) has granted orphan drug designations for DLBCL and Peripheral T-cell Lymphoma (“PTCL”).

The Viracta team possesses deep, cross-functional experience and a longstanding commitment to developing new medicines to benefit patients. Collectively, the Viracta management team has extensive industry experience in both private and publicly-traded companies, has raised substantial debt and equity capital, conducted significant research and gained expertise on the role of viral biology in cancer, and discovered, developed or launched multiple therapies in oncology and other rare/orphan disease treatments at companies such as Pfizer, Genentech, Medivation, Orchard Therapeutics, PTC Therapeutics, Aegerion Pharmaceuticals, Inc. and Shire Human Genetic Therapies.

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

Mechanism of Action of Nana-val

Nana-val utilizes a combination of Viracta’s oral proprietary epigenetic drug, nanatinostat, in combination with the oral antiviral drug valganciclovir. Nanatinostat targets the EBV genome and induces the expression of certain viral kinase genes. Valganciclovir is converted to ganciclovir in the gut. EBV kinases then convert ganciclovir in tumor cells, which disrupts the DNA replication cycle, leading to DNA chain termination and killing of the tumor cells by inducing apoptosis. This type of killing can be considered a form of synthetic lethality, where neither drug alone would be as effective in killing the tumor cells, but together the two drugs are lethal to the tumor cells.

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

EBV-Associated Lymphomas

EBV-associated lymphomas are a heterogeneous group of malignancies that harbor latent EBV within the tumor cells. Within a specific histologic subtype of lymphoma, the frequency of EBV positivity may vary considerably. For example, EBV is associated with approximately 5-15% of DLBCL cases globally and approximately 40-65% of peripheral T-cell lymphoma (“PTCL”) cases globally, with such variability dependent upon geography. The risk for developing an EBV+ lymphoma has been observed to be higher in the setting of immunodeficiency, including in patients with HIV, congenital immunodeficiencies and post-transplant immunosuppression. EBV-related lymphomas express a limited number of viral genes, with latency expression patterns associated with specific lymphoma subtypes. The limited expression of EBV genes may allow for persistence of the viral DNA in cells by restricting the visibility of the virus to the immune system. The observation that lymphomas in patients with impaired immune function are more likely to express a greater number of viral genes is supportive of this concept. EBV-related lymphoproliferative disease in immunosuppressed patients may respond to therapies that improve immune function, such as reduced immunosuppression (e.g., transplant patients) or adoptive immunotherapy. In contrast, EBV-related lymphomas that arise in immunocompetent patients generally express fewer viral genes and proteins, and as a result are less prone to immune attack.

While outcomes vary based on the specific malignancy, EBV-associated lymphomas (e.g., PTCL, DLBCL, and PTLD) often present a treatment challenge as clinical outcomes such as progression-free survival and overall survival are worse for some lymphoma subtypes following standard of care treatment regimens as compared to those for EBV-negative lymphoma subtypes. The presence of EBV in lymphomas is therefore generally considered to be a poor prognostic indicator. As shown in the figure below, in a series of patients with DLBCL and PTCL, respectively, those whose disease was EBV+ generally presented with more aggressive disease, had lower response rates to first-line therapy, and had poorer progression-free survival and overall survival. In a meta-analysis evaluating survival outcomes across selected lymphoma subtypes (DLBCL and PTCL), EBV+ disease was associated with significantly worse overall survival.

Figure 4: Survival Outcomes in Patients with EBV-Negative vs EBV-Positive Lymphomas

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

The evaluation of EBV utilizing either EBER-ISH and/or LMP-1 immunohistochemistry (“IHC”) in the diagnostic workup of B and T cell lymphomas is included in the National Comprehensive Cancer Network (“NCCN”) guidelines. Additionally, protocols established by the College of American Pathologists for both Hodgkin and non-Hodgkin lymphoma include the evaluation of EBV status. These laboratory developed tests are widely available in pathology laboratories; however, the frequency at which the testing is performed varies by treatment center and disease type and is lower in community treatment centers compared to academic institutions. This is likely primarily due to the absence of an available EBV targeted therapy, which impacts the evaluation of treatment options for these patients.

Antivirals, including acyclovir and ganciclovir, are prodrugs that are specifically converted by herpesvirus kinases, such as thymidine kinase (“TK”) and protein kinase (“PK”). These viral kinases are strictly expressed in the lytic phase of the viral life but not in the latent phase, which is the predominant phase in EBV associated tumors. To overcome this barrier, Viracta utilizes its proprietary epigenetic drug candidate, nanatinostat, to induce the expression of these viral kinase genes. Once induced, the viral kinases phosphorylate and convert the antiviral prodrug in the tumor cell, resulting in the killing of the tumor cell. Viracta has determined that for EBV-associated malignancies, oral valganciclovir, which is converted to ganciclovir in the gut, is its preferred antiviral drug.

Nanatinostat belongs to a class of drugs known as histone deacetylase (“HDAC”) inhibitors. HDAC inhibitors have been explored as anti-tumor agents. They were shown to have, in general, limited activity and in general, the efficacy they did exhibit was compromised by their adverse event profile. Nanatinostat is a highly potent Class I HDAC inhibitor, specifically targeting those few HDAC isozymes required for silencing of EBV gene expression in tumors. Viracta has evaluated nanatinostat doses approximately 20-25% of the maximum tolerated dose (“MTD”) (as determined in a previous Phase 1 clinical trial) to re-activate the latent EBV gene expression; the combination of nanatinostat with valganciclovir has thus far demonstrated a favorable safety and tolerability profile in Phase 1b/2 clinical trials in patients with R/R EBV+ lymphoma.

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

Several HDAC inhibitors have demonstrated clinical antitumor activity when dosed at or near the MTD, with three currently marketed in the U.S. for relapsed/refractory oncology indications. These are vorinostat for the treatment of cutaneous T-cell lymphoma, romidepsin for the treatment of cutaneous T-cell lymphoma, and belinostat for the treatment of peripheral T-cell lymphoma.

Common side effects seen with these HDAC inhibitors include thrombocytopenia, neutropenia, anemia, fatigue, and diarrhea. While HDAC inhibitors have displayed some antitumor activity as single agents, data suggest that the HDAC inhibitors may have a greater role as part of combination regimens.

Rationale for the Combination of HDAC Inhibitors and Antivirals for the Treatment of EBV-Associated Malignancies

Induction of virus-encoded kinases within EBV+ malignancies results in the sensitization of tumor cells to the antiviral agent ganciclovir, a prodrug that is modified and converted by the EBV kinases, including certain lymphomas and solid tumors. The modified ganciclovir serves as a nucleotide analog that blocks the process of DNA synthesis leading to tumor cell death. This approach is likely to have high tumor specificity, as only EBV-containing tumor cells would be targeted by the converted ganciclovir. The potential for this approach was initially demonstrated in a transplant patient who had developed an EBV+ immunoblastic lymphoma four months after transplantation. In a cell line derived from the patient’s tumor, treatment with arginine butyrate, a pan-HDAC inhibitor, induced expression of EBV lytic phase proteins, which include the viral enzymes that modify ganciclovir, and resulted in halting cell proliferation and reduction in cell viability. Arginine butyrate was added to the patient’s existing treatment with ganciclovir with no apparent additional toxicity. Though the patient succumbed to a systemic Aspergillus infection that had preceded arginine butyrate therapy, subsequent pathologic examination of the tumor showed substantial necrosis compared to pre-therapy histology. However, a definitive causal relationship between arginine butyrate/ganciclovir therapy and antitumor effect was confounded by prior treatment with chemotherapy.

Additional clinical support was demonstrated in a Phase 1/2 investigator-sponsored trial that combined the HDAC inhibitor arginine butyrate with intravenous ganciclovir in 15 patients with recurrent EBV+ lymphomas. Arginine butyrate was administered as a continuous intravenous infusion daily on an escalating dose schedule within each patient for 21 days of a 28-day treatment course, combined with a fixed daily dose of ganciclovir that was not interrupted. Eleven patients received at least one full cycle of therapy, and all 15 patients were evaluable for response. Antitumor activity was reported in 10 patients, with 4 complete responses and 6 partial responses.

Development Programs

Viracta’s Combination Approach

The use of Nana-val is a novel therapeutic approach to target EBV+ malignancies, using a low-dose of Viracta’s oral proprietary epigenetic drug, nanatinostat, to target the EBV genome and induce the expression of certain viral kinase genes. These viral genes then convert the antiviral prodrug ganciclovir into its active form, which disrupts the DNA replication cycle. This disruption then leads to chain termination and killing of the tumor cells by inducing apoptosis. This type of killing can be considered a form of synthetic lethality, where neither drug alone would be as effective in killing the tumor cells, but together the two drugs are lethal to the tumor cells.

Nanatinostat is a hydroxamic acid-based Class I HDAC inhibitor and is a more than 2,000 times more potent inducer of the latent EBV genes targeted by this approach than arginine butyrate, the first-generation HDAC inhibitor previously investigated in an academic setting as described above. Additionally, the class specificity of nanatinostat is critical for both the targeted efficacy and safety of the approach. As a class, HDACs control the acetylation status of a range of histone and non-histone proteins, giving these enzymes a key role in a number of vital cellular processes. HDAC inhibition alters gene expression at many levels, including gene transcription, protein expression, and signal transduction pathways. Cellular effects include control of the cell cycle, cell differentiation and senescence, inflammation, angiogenesis and apoptosis. Nanatinostat has demonstrated pleiotropic activity both in vitro and in vivo across a range of human cancers in nonclinical studies.

Nanatinostat was initially evaluated as a single agent in a Phase 1 clinical trial at oral doses ranging from 5 to 160 mg daily in 39 patients with advanced solid tumors. The MTD of nanatinostat was 80 mg daily, and the recommended Phase 2 dose was determined to be 40 mg daily. This program was beneficial in establishing the early safety and tolerability profiles of nanatinostat before it was acquired by Viracta from Chroma Therapeutics in 2016 for the development of Nana-val.

Nanatinostat induces the expression of EBV kinase genes to convert ganciclovir, rather than acting directly as a cytotoxic agent. In clinical trials, nanatinostat at doses below 40 mg daily in combination with valganciclovir has demonstrated clinical activity in patients with R/R EBV+ lymphomas.

Nana-val in Relapsed/Refractory EBV+ Lymphoma

Phase 1b/2 Clinical Trial in Relapsed/Refractory EBV+ Lymphomas

In 2018, Viracta initiated a Phase 1b/2 dose escalation and expansion trial to evaluate the safety and preliminary efficacy and define a recommended Phase 2 dose (“RP2D”) of Nana-val in patients with R/R EBV+ lymphomas who had received one or more prior therapies and had exhausted standard therapies. Patients were enrolled from approximately 20 centers in the US and 6 centers in Brazil.

Figure 5: Design of Phase 1b/2 Trial in R/R EBV+ Lymphomas

Twenty-five patients were enrolled in the Phase 1b portion of the trial, and the RP2D was determined to be nanatinostat 20 mg p.o. daily for four days/week, i.e., 4 days on, 3 days off, with valganciclovir 900 mg p.o. daily. Thirty patients were enrolled in a Phase 2 expansion arm. In December 2021, the final results of the Phase 1b/2 study were presented at the ASH congress, demonstrating promising activity and a generally well-tolerated safety profile in multiple lymphoma subtypes, with complete responses in DLBCL, T/NK-NHL, and IA-LPD, and a median duration of response of 10.4 months.

In 55 patients evaluable for safety, the most common Grade 3/4 adverse events were reversible cytopenias (Figure 7). Serious adverse events (“SAEs”) occurred in 16 patients (29%); SAEs occurring in ≥2 patients were febrile neutropenia and pneumonia (both n=2). No study drug related deaths occurred in the treatment period.

Table 1: Grade 3/4 Treatment-Emergent AEs in ≥3 Patients (5%) from the

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

Table 2: Summary of Efficacy by Lymphoma Subtype in Evaluable Patients (n=43)

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

In October 2023, the Company reported additional subtype-specific response and durability assessments from patients continuing in the Phase 1b/2 clinical trial of Nana-val through May 2023. These assessments included a median duration of response (“DoR”) for patients with R/R EBV+ PTCL of 17.3 months with an overall response rate/complete response rate (“ORR/CRR”) of 50%/38% (n=8). In patients with R/R EBV+ DLBCL, additional response assessments from a formulation pharmacokinetics bridging sub-study included two additional responders, one complete response and one partial response, resulting in an ORR/CRR of 67%/33% (n=9). The median DoR in the R/R EBV+ DLBCL cohort had not yet been reached, with patients remaining in response and on continued study treatment, including one complete response for over 41 months. Additional follow-up further demonstrated that Nana-val was generally well tolerated with manageable, if not reversible, low-grade toxicities; the most commonly observed treatment-emergent adverse events were hematologic or gastrointestinal in nature as well as low-grade creatinine elevations.

NAVAL-1 Trial

An Open-Label, Phase 2 Trial of Nanatinostat in Combination With Valganciclovir in Patients With Epstein-Barr Virus-Positive (“EBV+”) Relapsed/Refractory Lymphomas

In June 2021, Viracta initiated NAVAL-1, a global, multicenter, open-label Phase 2 basket trial utilizing a Simon 2-stage design to evaluate the combination of nanatinostat with valganciclovir in patients with R/R EBV+ lymphoma. Lymphoma subtypes demonstrating promising activity may be further expanded to assess potential support of future new drug application filings. The primary endpoint of the trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. In June 2023, Viracta announced the efficacy threshold was reached in the NAVAL-1 trial for expansion into Stage 2 for patients with R/R EBV+ PTCL. In August 2023, Viracta strategically prioritized three lymphoma subtypes: (1) EBV+ PTCL, a T-cell lymphoma with high unmet medical need; (2) EBV+ DLBCL, an aggressive and distinct B-cell lymphoma subtype characterized by adverse clinical outcomes, and (3) EBV+ PTLD, a potentially fatal complication after transplantation, which is highly associated with EBV. This prioritization was made to enable the allocation of resources to those indications with the greatest probability of success and market opportunity in key geographies. Enrollment of patients with extranodal NK/T-cell lymphoma (ENKTL) and other ultra-rare subtypes of EBV+ lymphoma will continue. In November 2023, Viracta further amended the NAVAL-1 clinical trial protocol to enroll DLBCL and PTLD patients previously treated with one instead of two or more prior systemic therapies, expanding from PTCL only patients. In December 2023, Viracta completed enrollment of Stage 1 in the R/R EBV+ PTCL cohort of patients (n=10 patients treated with nanatinostat and n=10 patients treated with Nana-val) and anticipates reporting data for this cohort in the first half of 2024. Viracta also anticipates it will complete enrollment of Stage 2 in the R/R EBV+ PTCL cohort in the first quarter of 2024 (n=21 total patients treated with Nana-val) and enroll patients into the post-Phase 2 expansion cohort. Viracta plans to meet with the FDA to discuss preliminary results and additional requirements for accelerated approval.

Nana-val in EBV+ Solid Tumors

An Open-Label, Multicenter Phase 1b/2 Study of Nanatinostat and Valganciclovir in Patients with Advanced Epstein-Barr Virus-Positive (“EBV+”) Solid Tumors and in Combination with Pembrolizumab in Patients with Recurrent/Metastatic Nasopharyngeal Carcinoma

Viracta is also evaluating Nana-val in solid tumors, having received FDA clearance of an IND in July of 2021 for a Phase 1b/2 clinical trial in patients with EBV+ solid tumors. The global annual incidence of EBV+ NPC and GC is estimated to be approximately 100,000 cases for each of the two malignancy types. Although some treatment options are available, there remains a high unmet medical need, particularly in patients with relapsed/refractory disease. In October 2021, Viracta initiated a multinational Phase 1b/2 trial in patients with EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. This clinical trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with a PD-1 checkpoint inhibitor. The Phase 1b dose escalation portion is designed to determine the recommended RP2D of Nana-val in patients with EBV+ R/M NPC. In January 2023, Viracta announced it had observed its first clinical response in the third dose level of the Phase 1b dose escalation study. In August 2023, Viracta announced that it had completed enrollment through the fifth dose level in the dose escalation portion of the study. In October 2023, Viracta announced patient responses that included two confirmed partial responses at the higher dose levels and five stable diseases in 17 patients enrolled without any dose-limiting toxicities observed through the fifth dose level. Viracta amended the clinical trial protocol in October 2023 to include additional dose levels in its Phase 1b dose escalation portion, including higher dose levels of Nana-val on a novel split daily dosing schedule to potentially optimize the RP2D, determination of which is anticipated in the second half of 2024.

At the start of Phase 2, anticipated to be initiated in 2024, up to 40 patients with R/M EBV+ NPC will be randomized to receive either the RP2D or a dose level below the RP2D in a dose-optimization cohort in keeping with FDA's Project Optimus initiative. Once the RP2D has been confirmed, up to 60 patients with R/M EBV+ NPC will be randomized to receive Nana-val at the RP2D with or without a PD-1 checkpoint inhibitor to further evaluate antitumor activity, safety and tolerability, pharmacokinetics, and potential pharmacodynamic biomarkers. Additionally, patients with other advanced EBV+ solid tumors such as GC will be enrolled to receive Nana-val at the RP2D in an exploratory Phase 1b dose expansion cohort, which is also anticipated to be initiated in 2024.

As shown in the figure below, the combination of the Class I HDAC inhibitor romidepsin with ganciclovir in human tumor murine xenograft mouse models of EBV+ NPC and GC has demonstrated a greater effect upon tumor growth than the administration of either agent alone, providing the nonclinical proof of concept for combining an HDAC inhibitor with an antiviral agent in solid tumors.

Figure 6: Murine Model of EBV+ NPC and GC

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

Manufacturing

Viracta uses third-party contract laboratories and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products.

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

For Nana-val, Viracta’s proprietary HDAC inhibitor, nanatinostat, in combination with valganciclovir, Viracta is aware of several other approved and clinical-stage HDAC inhibitors being developed by competitors. To Viracta’s knowledge, there are no HDAC inhibitors approved for the treatment of EBV+ lymphoma. However, there are several marketed products and product candidates in development for the treatment of various lymphoma types that do not consider the EBV status of the patients. Some marketed products and therapies are used in the treatment of lymphomas, including EBV+ lymphomas. In addition, a number of companies and academic institutions are developing drug candidates for EBV-associated PTLD and other EBV-associated diseases including Atara Biotherapeutics, Inc., which received approval under exceptional circumstances in the EU for Ebvallo (tabelecleucel), a product for virus-associated EBV+ PTLD. Additionally, multiple companies are investigating the use of anti-PD-1/PD-L1 antibodies for the treatment of EBV-associated malignancies. Nana-val is also being developed for EBV+ solid tumors, including NPC which has an EBV positive rate of 75-95%. Recently, Coherus and Junshi Biosciences received FDA approval of their anti-PD-1 mAb LOQTORZI (toripalimab-tpzi) in all lines of treatment for recurrent or metastatic NPC without considering the EBV status of patients.

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

As of December 31, 2023, Viracta’s patent portfolio consisted of issued patents and pending patent applications that Viracta owns or licenses related to its Nana-val product candidate and various other compounds and programs. With respect to the programs directed to virus-associated malignancies and other diseases. Viracta owns or licenses six issued U.S. patents, and approximately ten pending U.S. non-provisional patent applications and approximately 67 pending foreign patent applications and issued foreign patents, three of which are international patent applications filed under the Patent Cooperation Treaty (“PCT application”) and six of which are European regional patent applications.

More specifically with respect to Nana-val, Viracta owns one issued U.S. patent in its owned portfolio described above that has claims directed to nanatinostat as a composition of matter, as well as claims directed to pharmaceutical compositions comprising nanatinostat. This U.S. patent is expected to expire in January 2027, absent any patent term extensions for regulatory delay. In addition, and specifically with respect to Nana-val, Viracta licenses one issued U.S. patent in its portfolio described above that has claims directed to methods of treatment with Nana-val for the treatment of viral or virally-induced conditions caused by a DNA virus, including EBV. This U.S. patent is expected to expire in March 2031, absent any patent term extensions for regulatory delay. Viracta owns two additional patents--one related to the dosing schedule for Nana-val for the treatment of lymphoid malignancies that will expire in May 2040 and one related to the mesylate salt polymorph form of nanatinostat that will expire in October 2041, both again absent any patent term extensions for regulatory delay.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of Viracta’s products for seven years if a competitor obtains approval before Viracta does for the same product, as defined by the FDA, for the same indication Viracta is seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication. If one of Viracta’s products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

If a new medical device does not qualify for the 510(k) clearance process because no predicate device to which it is substantially equivalent can be identified, the device must submit a PMA application unless the device is eligible for De Novo authorization. The De Novo process allows a manufacturer whose novel device would otherwise require premarket approval to request a risk-based assessment of its medical device to determine whether regulatory controls mitigate the risks of the device to provide a reasonable assurance of the device’s safety and effectiveness. The FDA may reject the De Novo application if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that adequate controls cannot be developed to mitigate the device’s risks. In January 2024, FDA announced its plans to reclassify certain high-risk in vitro diagnostics, including companion diagnostics, as Class II devices. As such, to the extent we or our collaborators develop a companion diagnostic, it may be regulated as a Class II or Class III medical device, depending on its intended use and technical characteristics, among other factors.

Obtaining FDA premarket approval, 510(k) clearance, or De Novo authorization for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

After a device is placed on the market, it remains subject to significant regulatory requirements. Among other requirements, medical devices may be marketed only for the uses and indications for which they are cleared or approved, device manufacturers must establish registration and device listings with the FDA and a medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Further, the FDA issued a final rule in February 2024 replacing the QSR with Quality Management System Regulation (QMSR), which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and the FDA also may inspect foreign facilities that export products to the U.S.

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

European Union drug development

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 (“CTR”) ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU. After January 31, 2025, all clinical trials will become subject to the provisions of the CTR.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for Viracta’s products, if approved, and accordingly, Viracta’s financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example in August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Human Capital

As of December 31, 2023, we employed 40 full-time employees. Our employees comprised 29 in research and development and 11 in general and administrative capacities. As of such date, all our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

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
•
our future clinical trials may reveal serious adverse events not seen in its preclinical studies or other clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of its product candidate;
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
•
risks associated with public health threats and epidemics, including any resurgence of COVID-19 cases and related public health emergency; and
•
our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

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
•
the possibility that we are unable to establish sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates; and
•
the potential difficulties growing the size of our organization.

Risks related to our intellectual property:

•
our ability to secure and maintain patent or other intellectual property protection for the intellectual property used in our proprietary technologies;
•
the possibility that any of our patents may be challenged, invalidated, circumvented or rendered unenforceable;
•
patent and other intellectual property litigation if our products infringe or appear to infringe the intellectual property rights of others; and
•
potential changes to the patent laws of the United States and/or other countries in which we may operate that may limit or diminish the rights of patent holders and/or their ability to enforce their patents against infringers.

Risks related to our common stock:

•
the volatility of the trading price of our common stock;
•
market perceptions of our ability to maintain our listing on Nasdaq;
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

As of December 31, 2023, we had $53.7 million in cash, cash equivalents and short-term investments. As set forth above, based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our planned operating expenses and capital expenditures for at least twelve months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. Moreover, our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to obtain additional funds sooner than we currently expect.

We plan to use our existing cash, cash equivalents and short-term investments, sales of equity or other non-dilutive sources to fund our ongoing and planned clinical trials of Nana-val and to fund our other research and development activities, as well as for working capital and other general corporate purposes. Advancing the development of Nana-val and any other product candidate will require a significant amount of capital. The existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of Nana-val.

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

Our ability to raise additional funds may be adversely impacted by a challenging investment climate for United States biotechnology companies, as well as potential worsening general global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other matters, any resurgence or other outbreak of COVID-19 cases, the military conflicts in Eastern Europe, the Middle East and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.

Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), dated November 4, 2021, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”), we have borrowed $25.0 million. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023.

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. We are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, we will be limited in our ability to access additional funding from the sale of securities under Form S-3. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. For the year ended December 31, 2023, the Company sold 371,675 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.83 for $0.3 million, net of commissions. As of December 31, 2023, the Company had approximately $47.3 million available under the Sale Agreement. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations to complete the development of Nana-val.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $51.1. million for the year ended December 31, 2023. As of December 31, 2023, we have an accumulated deficit of $265.9 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
addressing any delays in our clinical trials and additional costs incurred, including as a result of any resurgence or other outbreak of COVID-19 cases, those resulting from preclinical study delays and adjustment to our clinical trials;
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
•
changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or
•
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters and public health epidemics, such as the COVID-19 pandemic.

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

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, a U.S. federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018 and 2019, or diversion of resources to handle a potential resurgent COVID-19 or other public health emergency pandemic may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. In addition, the potential impact of a resurgent COVID-19 or other public health emergency/pandemic could cause the FDA to allocate additional resources to product candidates focused on treating such related illnesses, which could lead to longer approval processes for our product candidates. Finally, our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any of our NDAs.

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

Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

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

Patients in our ongoing and planned clinical trials may in the future suffer other serious adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Nana-val or other product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, Nana-val is being studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with Nana-val or our other product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients enrolled in our Nana-val clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials, which has occurred in the past.

If further serious adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

In addition, enrollment of patients in our clinical trials may be delayed or limited as our clinical trial sites may limit their onsite staff or temporarily close as a result of any resurgence in the COVID-19 pandemic. For instance, we experienced an impact on the timing of clinical site initiations as a result of the COVID-19 pandemic in which certain Nana-val clinical trial sites temporarily stopped or delayed enrolling new patients. While such effects are gradually abating, they would likely return in the event of a COVID-19 resurgence or the emergence of another public health emergency/pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during any such public health emergency/pandemic. These factors could delay the anticipated readouts from our Nana-val clinical trials and our regulatory submissions.

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

Our operations and financial results could be adversely impacted by a resurgence of the COVID-19 pandemic, or the emergence of another public health emergency/pandemic in the United States and the rest of the world.

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

While the World Health Organization has determined that COVID-19 no longer represents a global health emergency and we have largely resumed normal operations, we will continue to assess the impact that COVID-19 may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from a potential resurgence of COVID-19, the emergence of another public health emergency/pandemic or the consequences of either, including disruption to our business and downturns in business sentiment generally or in our industry.

Additionally, certain third parties with whom we engage, including our collaborators, contract organizations, third party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business may adjust their operations and capacity in the event of a COVID-19 resurgence or other pandemic. If these third parties experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. While we have taken certain measures and continue to evaluate other potential measures to mitigate such potential impacts on our trials, there is no guarantee we will be successful in these mitigation efforts.

To the extent a resurgence of COVID-19 or the emergence of another public health emergency/pandemic may adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk factors” section.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation or administrative action, either in the United States or abroad. For example, the government may implement additional measures in response to any resurgence of the COVID-19 pandemic or other public health emergencies. If the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will stay in effect through 2032, unless Congress takes additional action. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state laws that prohibit giving gifts to licensed healthcare professionals; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the Foreign Extortion Prevention Act (“FEPA”) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our business activities may be subject to the FCPA, FEPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The newly-enacted FEPA generally prohibits the seeking of bribes by any foreign officials. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA and FEPA. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

As of December 31, 2023, we had 40 full-time employees, including 29 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our current operations are located in California, and we or the third parties upon whom we depend, may be adversely affected by natural disasters, a resurgence of the COVID-19 pandemic and the emergence of any other public health emergency/pandemic, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, public health pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in it being unable to fully utilize our facilities, or the manufacturing facilities of our third-party CMOs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidate or interruption of our business operations. The disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party CMOs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our NOL carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. Additionally, California enacted legislation limiting our ability to use our state NOLs for taxable years 2021 and 2022. As of December 31, 2023, we had federal NOL carryforwards of $188.2 million, which will begin to expire in 2027. In addition, we generated federal NOL carryforwards of $147.9 million which do not expire. We also have available California NOL carryforwards of $106.6 million as of December 31, 2023, which begin to expire in 2030.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use our pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of the Merger or subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in ownership. Our ability to utilize its NOLs and certain other tax attributes could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, and personal information of our employees, in our data storage and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach or incident could compromise our systems and networks and the information stored or otherwise processed there could be accessed, publicly disclosed, lost, stolen or otherwise processed in an unauthorized manner. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure, other processing, or loss or unavailability of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure, other processing, or loss or unavailability of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, and data integrity issues, which could divert our management’s attention from the operation of our business and materially and adversely affect our business and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions or otherwise in connection with the war in Ukraine could include cyber attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.

In addition, our insurance may be insufficient to cover our losses resulting from cyber-attacks, breaches, or other interruptions, and any incidents may result in loss of, or increased costs of, such insurance. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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

Although we own or license six issued patents in the United States directed to our Nana-val program, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. Recently, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, our patent rights with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

•
Market perceptions of our ability to maintain our listing on Nasdaq.
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
•
the impact of any natural disasters or public health emergencies, such as a resurgence of the COVID-19 or emergence of another pandemic; and
•
general economic, political, industry and market conditions, which could be impacted by various events including interest rate fluctuations, financial services industry failures, increases in fuel prices, foreign currency fluctuations, international tariffs, military conflict and acts of war, including the military conflicts in Ukraine and the Middle East and the related response, including current or potential additional future sanctions or other restrictive actions, by the United States and other countries, and other geopolitical sanctions.

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

For example, if at any time the bid price of our common stock closes below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. On November 15, 2023, we received a notice from Nasdaq indicating that for the last 30 consecutive days, the minimum bid price of the Company's stock had been below $1.00. We have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we will be reviewing our options to regain compliance with the minimum bid requirements. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of the date of filing this report, our stock has closed below $1.00 per share on every trading day since October 4, 2023. On March 6, 2024, the closing price of our common stock was $0.92 per share.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act or if and when we are required to conduct such testing with our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. As a private company, the operating entity that survived the Merger was never required to test its internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established a cybersecurity committee to oversee the implementation of policies and processes that are designed to protect against and respond to cybersecurity threats. Our cybersecurity policies and procedures are designed to ensure that appropriate cybersecurity measures and controls are developed, implemented, and maintained. These policies and procedures and the resulting safeguards are designed and evaluated in light of yearly risk assessments, which are based on guidance obtained from a recognized national standards organization. We have implemented access controls, firewalls and intrusion detection and prevention systems, vulnerability and patch management processes, and we also use a variety of other automated tools and manual processes safeguard our information systems. We maintain an incident response plan and business continuity and disaster recovery plans designed to enhance our incident response preparedness. We also require employees to undergo security awareness training when they are hired and periodically thereafter.

We use third-party security firms in different capacities to provide or operate some of our safeguards and technology systems. For example, we use third party consultants to conduct assessments, such as vulnerability scans and penetration testing.

Our cybersecurity policies and processes also include risk-based measures and evaluations of risk related to third parties and, where appropriate, we require third parties to implement and maintain appropriate security measures, consistent with all applicable laws, and to promptly report any suspected breach of its security measures that may affect our company.

Our cybersecurity risk management and strategy processes are led by a team of senior level management, including our Chief Financial Officer, Vice President of Finance, Senior Vice President of Legal and General Counsel and Vice President of Quality. These individuals collectively have significant prior work experience in various roles involving managing information security and implementing effective information and cybersecurity programs. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

As of the date of this Annual Report on Form 10-K, risks from cybersecurity threats, including from any previous incidents, have not materially affected our business, including our business strategy, results of operations, or financial condition. See Item 1A - “Risk Factors” for additional information regarding cyber threats and related risks to our business.

Governance

Our board of directors addresses the Company’s risk management and strategy, including the management of cybersecurity threats, as part of its general oversight function, and our management is responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function through the Audit Committee.

At least quarterly, the Audit Committee receives a presentation from management members of our cybersecurity committee concerning our cybersecurity threat risk management and strategy processes, which is designed to cover such topics as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and cybersecurity threat risks and/or incidents, as well as the steps management has taken to respond to such risks and/or incidents.

Item 2. Properties.

Viracta corporate headquarters are located in Cardiff, California, where Viracta leases approximately 5,337 square feet of office space, under a lease that expires in August 2024. Viracta believes that these existing facilities will be adequate for its near-term needs. If required, Viracta believes that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of March 4, 2024, there were 52 registered stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

EBV+ Lymphoma

In June 2021, Viracta initiated NAVAL-1, a global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of patients with R/R EBV+ lymphoma. The primary endpoint of this trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with R/R disease following two or more prior therapies (one or more prior therapies for extranodal NK/T cell lymphoma and peripheral T-cell lymphoma) without curative treatment options will be eligible for enrollment. If successful, Viracta believes this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. The trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if a pre-specified activity threshold is reached, additional patients will be enrolled in Stage 2. In June 2023, Viracta announced the efficacy threshold was reached in the NAVAL-1 trial for expansion into Stage 2 for patients with R/R EBV+ peripheral T-cell lymphoma (“PTCL”).

In August 2023, Viracta announced the strategic prioritization of three lymphoma subtypes in the NAVAL-1 trial to enable the allocation of resources to those indications we believe have the greatest probability of success and market opportunity in key geographies: (1) EBV+ PTCL, a T-cell lymphoma with high unmet medical need; (2) EBV+ diffuse large B-cell lymphoma (“DLBCL”), an aggressive and distinct B-cell lymphoma subtype characterized by adverse clinical outcomes, and (3) EBV+ post-transplant lymphoproliferative disorders (“PTLD”), a potentially fatal complication after transplantation, which is highly associated with EBV. In November 2023, Viracta further amended the NAVAL-1 protocol to enroll patients with one more prior therapies across all cohorts, expanding from PTCL to also include DLBCL and PTLD.

In December 2023, Viracta completed enrollment of Stage 1 in the R/R EBV+ PTCL cohort of patients (n=10 patients treated with nanatinostat and n=10 patients treated with Nana-val) and anticipates reporting data in the first half of 2024. Viracta also anticipates it will complete enrollment of Stage 2 cohort of patients in the first quarter of 2024 (n=21 total patients treated with Nana-val) and enroll patients into the post-Phase 2 expansion cohort. During Stage 2, Viracta plans to meet with the U.S. Food and Drug Administration (the “FDA”) to discuss preliminary results and additional requirements for accelerated approval.

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

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label, Phase 1b/2 trial for the treatment of patients with recurrent or metastatic (“R/M”) EBV+NPC and other EBV+ solid tumors. This trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with a PD-1 checkpoint inhibitor. The Phase 1b dose escalation study is designed to evaluate the safety, pharmacokinetics (“PK”), and antitumor activity of Nana-val in patients with R/M EBV+ NPC and to determine its recommended Phase 2 dose (“RP2D”). In August 2023, Viracta announced that it has completed enrollment through the fifth dose level in the dose escalation portion of the study. In October 2023, Viracta announced patient responses that included two confirmed partial responses at the higher dose levels and five stable diseases in 17 patients enrolled; no dose-limiting toxicities (“DLTs”) have been observed through the fifth dose level. Viracta amended the clinical trial protocol in October 2023 to include additional dose levels in its Phase 1b dose escalation portion, including higher dose levels of Nana-val on a novel split daily dosing schedule to potentially optimize the RP2D, determination of which is anticipated in the second half of 2024.

Along with the FDA's Project Optimus initiative, at the start of Phase 2, up to 40 patients with R/M EBV+ NPC will be randomized to receive either the RP2D or a dose level below the RP2D in a dose-optimization cohort. Once the RP2D has been confirmed, up to 60 patients with R/M EBV+ NPC will be randomized to receive Nana-val at the RP2D with or without a PD-1 checkpoint inhibitor to further evaluate antitumor activity, safety and tolerability, pharmacokinetics, and potential pharmacodynamic biomarkers. Additionally, patients with other advanced EBV+ solid tumors will be enrolled to receive Nana-val at the RP2D in a Phase 1b dose expansion cohort, which is also anticipated to be initiated in 2024.

In December 2023, the FDA granted an orphan drug designation to Nana-val for the treatment of NPC. This represents the first orphan drug designation granted for Nana-val in EBV+ solid tumors and outside of EBV-associated lymphomas.

Macroeconomic Environment

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. The extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been affected and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, in an effort to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

*The Company does not have any clinical trial sites or other clinical trial activities in Ukraine, Russia, Gaza or the West Bank.

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

Clinical Trial Costs and Accruals

We accrue clinical trial costs based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, our estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2023, we had federal and California tax net operating loss carryforwards of $188.2 million and $106.6 million, respectively. The federal and California net operating loss carryforwards will begin to expire in 2027 and 2030, respectively, unless previously utilized. The portion of federal net operating losses created after 2017 of $147.9 million do not expire and will carry forward indefinitely. As of December 31, 2023, we also had federal and California research and development tax credit carryforwards of $1.5 million and $2.7 million, respectively. Additionally, the Company has Orphan Drug Credit carryforwards of $13.6 million. The federal research and development tax credit carryforwards will begin to expire in 2027 unless previously utilized. The California research and development tax credit will carry forward indefinitely. Furthermore, under the U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the fiscal years ended December 31, 2023 and December 31, 2022 (in thousands):

	2023	2022	Change
Research and development expenses	$33,369	$26,262	$7,107
General and administrative expenses	17,324	24,327	(7,003)

Research and development expenses. Research and development expenses increased by approximately $7.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in research and development expenses was primarily due to increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal trial in R/R EBV+ lymphoma, and our Phase 1b/2 trial for the treatment of EBV+ solid tumors, as well as an increase in personnel-related costs.

General and administrative expenses. General and administrative expenses decreased by approximately $7.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. In 2022, general and administrative expenses included a one-time expense associated with the modification of certain equity awards totaling $5.6 million and $0.8 million in severance-related charges associated with the transition of the former Chief Executive Officer. The remaining net decrease in general and administrative expenses for the year ended December 31, 2023, related to liability insurance premiums, partially offset by an increase in personnel-related costs.

Liquidity and Capital Resources

As of December 31, 2023, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of December 31, 2023, had an accumulated deficit of $265.9 million. We expect to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. Based on our current financial position and business plan, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund our continued operations. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $53.7 million and working capital of $16.6 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. For the year ended December 31, 2023, the Company had sold 371,675 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.83 for $0.3 million, net of commissions. As of December 31, 2023, the Company had approximately $47.3 million available under the Sale Agreement. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. We are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, we will be limited in our ability to access additional funding from the sale of securities under Form S-3.

On November 4, 2021, we entered into a loan and security agreement with Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”) for up to $50.0 million and amended that agreement on August 26, 2022 (the “SVB-Oxford Loan Facility”). In connection with entering the new $50.0 million credit facility, we and SVB agreed to terminate our prior $15.0 million loan and security agreement. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was replaced under this new $50.0 million credit facility. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million would be available in two tranches of $20.0 million and $25.0 million under certain circumstances. On December 29, 2022, we elected to exercise our right to draw the $20.0 million tranche under the credit facility prior to the expiration of its availability. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023. On March 1, 2024, we entered into a Second Amendment (the “Second Amendment”) under the SVB-Oxford Loan Facility, providing for a modification of the loan amortization period and a pro rata reduction in the prospective debt amortization schedule, in exchange for a partial prepayment of the term loan. Pursuant to the terms of the Second Amendment, we have agreed to remit a prepayment of $5.0 million toward the outstanding principal. Under the terms of the Second Amendment, principal amortization will be deferred between March 2024 and June 2024, and during such time we will be required to make payments of interest-only. Principal amortization payments will recommence in July 2024, followed by 29 equal monthly payments of principal plus accrued interest through maturity. There were no changes to the maturity date of the term loan.

Based on the Company’s current financial position and business plan, management believes that our existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. These matters, including the Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Because our equity and/or debt financing plans, along with collaborative or other funding arrangements, have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, we have concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on management’s assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5 of the financial statements included herein) is not within our control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of December 31, 2023. The accompanying consolidated financial statements have been prepared on a basis which assumes we will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(39,892)	$(35,457)
Net cash provided by (used in) investing activities	14,998	(53,866)
Net cash provided by financing activities	438	22,542
Net decrease in cash and cash equivalents	$(24,456)	$(66,781)

Operating Activities. Cash used in operating activities was $39.9 million for the year ended December 31, 2023, as compared to cash used in operating activities of $35.5 million for the year ended December 31, 2022. This change was primarily due to an increase in net loss, excluding share-based compensation, and net short-term investments discount accretion, offset by changes in working capital.

Investing Activities. Net cash provided by investing activities was $15.0 million for the year ended December 31, 2023, compared to net cash used in investing activities of $53.9 million for the year ended December 31, 2022. Cash provided by investing activities primarily reflected the proceeds from the maturity of short-term investments, net of purchases, for the year ended December 31, 2023. Cash used in investing activities for the year ended December 31, 2022, primarily represented purchases of short-term investments, net of proceeds from maturities. The Company adopted a treasury management strategy in June 2022 given the rapid increase in the interest rate environment.

Financing Activities. Net cash provided by financing activities was $0.4 million for the year ended December 31, 2023, compared to $22.5 million for the year ended December 31, 2022. Cash provided by financing activities was primarily the result of the issuance of common stock through the Company's common stock Sale Agreement of $0.3 million, net of commissions, for the year ended December 31, 2023. For the year ended December 31, 2022, financing proceeds were primarily the result of the issuance of common stock through the Company's common stock Sale Agreement of $2.3 million, net of commissions, and the $20.0 million draw under the credit facility on December 29, 2022.

The amount and timing of our future funding requirements will depend on many factors and is subject to many uncertainties, including but not limited to:

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq, potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of the COVID-19 pandemic, the military conflicts in Eastern Europe, the Middle East and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

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

On March 22, 2021, we entered into the Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), pursuant to which XOMA paid us an upfront payment of $13.5 million for the right to receive future milestones and royalties that we are entitled to receive under the terms of a license agreement with Day One Biopharmaceuticals, Inc. (“Day One,” formerly known as DOT Therapeutics-1, Inc.) dated December 16, 2019 and a license agreement with Denovo Biopharma LLC dated December 5, 2019, net of certain obligations we have to a third party. Pursuant to the Royalty Purchase Agreement, we retained a certain pre-commercialization, event-based milestone. On March 4, 2024, we entered into an Amendment No. 1 (the “Day One Amendment”) to the license agreement with Day One to monetize a pre-commercialization, event-based milestone for $5.0 million to be received in March 2024, thereby reducing the milestone percentage under the agreement. On March 4, 2024, in connection with the entry into the Day One Amendment, we entered into an Amendment No. 1 to the Royalty Purchase Agreement with XOMA, modifying the economic value-share under the Royalty Purchase Agreement, by which we have retained the right, under certain circumstances, to participate in a pre-commercialization, event-based milestone up to $5.0 million.

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

As required by SEC Rule 13a-15(b), as of December 31, 2023 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management's Report on Internal Control Over Financial Reporting

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013 Framework)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023, the end of our most recent fiscal year.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company and non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Viracta Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viracta Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses from operations, negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Clinical trial and contracts accruals

Description of the Matter

During the year ended December 31, 2023, the Company incurred $33.4 million for research and development expense and as of December 31, 2023, the Company accrued $6.5 million for clinical trial and contract expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the term of the individual clinical trial and research and development contracts. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, as well as through discussions with third-party service providers and applicable internal personnel as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for clinical trial and contract accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal personnel.

How We Addressed the Matter in Our Audit

To test the completeness of the Company’s clinical trial and contracts accruals, among other procedures, we obtained supporting evidence of the research and development activities performed for clinical trial and research and development contracts. We corroborated the progress of significant research and development activities through discussion with the Company’s personnel that oversee the research and development projects, and inspection of the Company’s contracts and related amendments with third parties. To verify the appropriate measurement of clinical trial and contracts accruals, we compared the costs for a sample of transactions against the related invoices and contracts, evaluated the Company’s documentation of timelines and future projections of contract progress, and confirmed certain amounts incurred to-date directly with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial and contracts accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 7, 2024

Viracta Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$12,317	$36,773
Short-term investments	41,374	54,270
Prepaid expenses and other current assets	1,273	2,704
Total current assets	54,964	93,747
Property and equipment, net	190	148
Operating lease right-of-use asset	274	266
Other assets	1,264	1,830
Total assets	$56,692	$95,991
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,441	$2,540
Accrued expenses	10,376	7,193
Operating lease liabilities	282	278
Current portion of long-term debt, net	25,274	—
Total current liabilities	38,373	10,011
Long-term debt, net	—	24,877
Total liabilities	$38,373	$34,888
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023; 10,248 shares issued and outstanding as of December 31, 2023 and December 31, 2022	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 39,093,509 and 38,345,140 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	278,786	270,699
Accumulated other comprehensive income (loss)	9	(178)
Accumulated deficit	(265,932)	(214,874)
Total stockholders’ equity	18,319	61,103
Total liabilities and stockholders’ equity	$56,692	$95,991

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$33,369	$26,262
General and administrative	17,324	24,327
Total operating expenses	50,693	50,589
Loss from operations	(50,693)	(50,589)
Other income (expense):
Interest income	3,345	1,171
Interest expense	(3,704)	(577)
Other income (expense)	(6)	798
Total other income (expense)	(365)	1,392
Net loss	(51,058)	(49,197)
Unrealized gain (loss) on short-term investments	187	(178)
Comprehensive loss	$(50,871)	$(49,375)
Net loss per share of common stock, basic and diluted	$(1.32)	$(1.30)
Weighted-average shares used to compute basic and diluted net loss per share	38,624,462	37,790,981

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Gain (Loss)	Deficit	Equity
Balance December 31, 2021	10	$5,452	37,425	$4	$254,592	$—	$(165,677)	94,371
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	155	—	225	—	—	225
Issuance of common stock through "at the market" offering, net	—	—	564	—	2,331	—	—	2,331
Issuance of common stock upon vesting of restricted stock units	—	—	197	—	—	—	—	—
Issuance of common stock upon vesting of early exercised stock options	—	—	4	—	3	—	—	3
Share-based compensation	—	—	—	—	13,548	—	—	13,548
Unrealized loss on short-term investments	—	—	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	—	—	(49,197)	(49,197)
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	192	—	139	—	—	139
Issuance of common stock through "at the market" offering, net	—	—	372	—	299	—	—	299
Issuance of common stock upon vesting of restricted stock units	—	—	185	—	—	—	—	—
Share-based compensation	—	—	—	—	7,649	—	—	7,649
Unrealized gain on short-term investments	—	—	—	—	—	187	—	187
Net loss	—	—	—	—	—	—	(51,058)	(51,058)
Balance December 31, 2023	10	$5,452	39,094	$4	$278,786	$9	$(265,932)	$18,319

See accompanying notes to consolidated financial statements.

Viracta Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(51,058)	$(49,197)
Adjustments to reconcile net loss to net cash used in by operating activities:
Share-based compensation expense	7,649	13,548
Depreciation and amortization	492	210
Amortization of premiums and accretion of discounts on short-term investments, net	(2,054)	(626)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,431	(985)
Other assets	566	567
Accounts payable	(98)	(361)
Accrued expenses	3,184	1,394
Lease liabilities, net	(4)	(7)
Net cash used in operating activities	(39,892)	(35,457)
Investing activities
Purchases of property and equipment	(138)	(45)
Purchases of short-term investments	(67,136)	(70,620)
Proceeds from maturity of short-term investments	82,272	16,799
Net cash provided by (used in) investing activities	14,998	(53,866)
Financing activities
Proceeds from debt, net of issuance costs	—	19,986
Issuance of common stock, net of issuance costs	299	2,331
Issuance of common stock upon option exercises and from employee stock plan	139	225
Net cash provided by financing activities	438	22,542
Net decrease in cash and cash equivalents	(24,456)	(66,781)
Cash and cash equivalents at beginning of period	36,773	103,554
Cash and cash equivalents at end of period	$12,317	$36,773
Supplemental disclosure of cash flow information
Interest paid	$3,070	$454
Interest received	$3,344	$1,171
Supplemental disclosure of noncash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$381	$—

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

Liquidity and Capital Resources

As of December 31, 2023, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of December 31, 2023, had an accumulated deficit of $265.9 million. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Based on the Company's current financial position and business plan, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund its continued operations. The Company may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, it may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates. As of December 31, 2023, the Company had cash, cash equivalents and short-term investments of approximately $53.7 million and working capital of $16.6 million.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances, as amended August 26, 2022. The second tranche of $20.0 million was drawn by the Company on December 29, 2022. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023.

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these consolidated financial statements. The Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Because management’s equity and/or debt financing plans, along with collaborative or other funding arrangements have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on management's assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5) is not within the Company's control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of December 31, 2023. The accompanying consolidated financial statements have been prepared on a basis which assumes the Company will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern.

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

Viracta uses third party contract labs and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the year ended December 31, 2023, the Company had one contract lab that provided 23.9% of total third-party services. For the year ended December 31, 2022, the Company had two contract labs that provided 23.2% of total third-party services.

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

Capitalized Software Implementation Costs

The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expenses and other current assets and within property and equipment, net on the Company's balance sheets.

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

Clinical Trial and Contracts Accruals

The Company accrues clinical trial costs based on work performed. In determining the amount to accrue, the Company relies on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. The Company follows this method because it believes reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that have been accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is used in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment operating in the United States. All long-lived assets were located in the United States at December 31, 2023 and December 31, 2022.

Fair Value Measurements

The Company invests in available-for-sale securities consisting of money market funds, commercial paper, corporate debt securities, U.S. Treasury securities and U.S. agency bonds. Available-for-sale securities are classified as either cash, cash equivalents or short-term investments on the Company's consolidated balance sheets.

The following table summarizes, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, in thousands:

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,535	$—	$—	$9,535
Commercial paper	1 or less	499	—	—	499
Total cash equivalents		10,034	—	—	10,034

Short-term investments:
U.S. Treasury securities	2 or less	11,371	8	—	11,379
Commercial paper	1 or less	14,931	10	—	14,941
Corporate debt securities	2 or less	3,796	4	—	3,800
U.S. Agency bonds	1 or less	11,267	—	(13)	11,254
Total short-term investments		41,365	22	(13)	41,374
Total		$51,399	$22	$(13)	$51,408

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$15,492	$—	$—	$15,492
Total cash equivalents		15,492	—	—	15,492

Short-term investments:
U.S. Treasury securities	1 or less	19,785	—	(109)	19,676
Commercial paper	1 or less	27,739	—	(34)	27,705
Corporate debt securities	2 or less	1,872	—	—	1,872
U.S. Agency bonds	2 or less	5,052	—	(35)	5,017
Total short-term investments		54,448	—	(178)	54,270
Total		$69,940	$—	$(178)	$69,762

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

As of December 31, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of December 31, 2023, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. None of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months as of December 31, 2023 and December 31, 2022.

Accrued interest receivable on available-for-sale securities was $0.1 million at December 31, 2023 and December 31, 2022. We have not written off any accrued interest receivables for the years ended December 31, 2023 and 2022.

The fair value of financial instruments is classified into one of the following categories based upon the lowest level of input that is significant to the fair value measurement:

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of December 31, 2023 and December 31, 2022, in thousands.

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$9,535	$9,535	$—
Commercial paper	499	—	499
Total cash equivalents	10,034	9,535	499

Short-term investments:
U.S. Treasury securities	11,379	11,379	—
Commercial paper	14,941	—	14,941
Corporate debt securities	3,800	—	3,800
U.S. Agency bonds	11,254	—	11,254
Total short-term investments	41,374	11,379	29,995
Total	$51,408	$20,914	$30,494

		Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$15,492	$15,492	$—
Total cash equivalents	15,492	15,492	—

Short-term investments:
U.S. Treasury securities	19,676	19,676	—
Commercial paper	27,705	—	27,705
Corporate debt securities	1,872	—	1,872
U.S. Agency bonds	5,017	—	5,017
Total short-term investments	54,270	19,676	34,594
Total	$69,762	$35,168	$34,594

The Company had no liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2023	2022
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	9,596,644	7,751,573
ESPP shares pending issuance	21,212	11,718
Warrants to purchase common stock	23,100	23,100
Total excluded securities	9,933,755	8,079,190

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

3. Collaboration and License Agreements

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

XOMA Transaction

In December 2019, the Company entered into a license agreement with Day One Biopharmaceuticals, Inc. ("Day One," formerly known as DOT Therapeutics-1, Inc.) to grant Day One a worldwide, exclusive license of DAY101. The Day One license agreement includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized, $3.0 million of which was received by the Company prior to the XOMA Transaction. Also in December 2019, the Company entered into an agreement to license vosaroxin to Denovo Biopharma LLC, which includes up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized. The potential milestone and royalty payments related to DAY101 and vosaroxin were sold in the XOMA Transaction, defined below.

On March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with existing licenses relating to two clinical-stage product candidates, DAY101 and vosaroxin, which were obtained in the Merger (the “XOMA Transaction”). The Company received, and recorded as a gain in the statement of operations and comprehensive loss for the period, an upfront payment of $13.5 million, and retained a pre-commercialization, event-based milestone. For the years ended December 31, 2023 and 2022, the Company recognized no income pursuant to this milestone.

4. Financial Statement Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid expenses	$276	$780
ERC receivable	168	798
Prepaid insurance	581	567
Current deposits	135	442
Accrued interest receivable	113	112
Other	—	5
Total prepaid expenses and other current assets	$1,273	$2,704

For the year ended December 31, 2022, the Company recorded the $0.8 million receivable for the Employee Retention Credit (the "ERC"), after determining that the amount was both estimable and reasonably assured of collection. As of December 31, 2023, $0.6 million of the ERC receivable had been received.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued payroll and benefits	$3,374	$2,961
Accrued clinical trial and contract expenses	6,456	3,562
Accrued professional services and expenses	258	385
Other accrued expenses	288	285
Total accrued expenses	$10,376	$7,193

5. Debt

Loan Agreement

On November 4, 2021, the Company entered into a loan and security agreement, as amended August 26, 2022 (the “SVB-Oxford Loan Facility”) with SVB and Oxford for up to $50.0 million. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was replaced under this SVB-Oxford Loan Facility. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million was available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company was under no obligation to draw funds in the future. The second tranche of $20.0 million was drawn by the Company on December 29, 2022. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. As the Milestone was not met as of December 31, 2023, the period of interest only will be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, subject to a Second Amendment to the SVB-Oxford Loan Facility entered on March 1, 2024, as further described in Note 9. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of December 31, 2023, the per annum interest rate was 13.40%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility which also contains customary indemnification obligations and customary events of default, including a material adverse change clause. In the event of default by the Company under the SVB-Oxford Loan Facility, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB-Oxford Loan Facility. As of December 31, 2023, the Company is in compliance with all nonfinancial and financial covenants under the SVB-Oxford Loan Facility and there has been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of December 31, 2023.

The following table summarizes future principal payments, including the final payment, under the terms of the SVB-Oxford Loan Facility as of December 31, 2023 (in thousands):

Years Ending December 31,
2024	$8,571
2025	8,571
2026	7,858
Total future principal payments	25,000
Final payment	397
Unamortized discount	(123)
Total, net	$25,274

6. Stockholders’ Equity

Common Stock

The total number of shares of common stock of Viracta outstanding as of December 31, 2023 and December 31, 2022 was 39,093,509 and 38,345,140, respectively.

Sales Agreement

On May 28, 2021, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which the Company may offer and sell up to $50.0 million shares (the “Shares”) of its common stock, par value $0.0001 per share (“Common Stock”), from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by the Company under the Sale Agreement will be pursuant to the Company’s registration statement on Form S-3 (the “Registration Statement”), filed with the SEC on May 28, 2021 and declared effective by the SEC on June 4, 2021. The Company is currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of the Company's common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and the Company will remain subject to such limitation for so long as the aggregate market value of its common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, the Company will be limited in its ability to access additional funding from the sale of securities under Form S-3.

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

For the year ended December 31, 2023, the Company sold 371,675 shares of its common stock pursuant to the Sales Agreement at a weighted average price per share of $0.83 for $0.3 million, net of commissions. For the year ended December 31, 2022, the Company sold 564,125 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $4.26 for $2.3 million, net of commissions. As of December 31, 2023, the Company had approximately $47.3 million available under the Sale Agreement.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of December 31, 2023 and 2022, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Warrants

Concurrent with the issuance of convertible promissory notes in 2018, the Company issued to the note investors warrants to purchase 250,323 shares of Viracta Common Stock (the “Common Warrants”). The Common Warrants’ exercise price was $0.09 per share. Unless previously exercised, the Common Warrants will expire on the seven-year anniversary of the date of issuance. As of December 31, 2023, Common Warrants to purchase 86,209 shares of Viracta Common Stock remain unexercised. These shares have been included in the weighted average shares outstanding for both basic and diluted earnings per share for the years ended December 31, 2023 and 2022, as their exercise price is for nominal consideration.

In July 2020, the Company issued warrants exercisable for 206,440 pre-merger shares of Series E preferred stock, at a pre-merger exercise price of $0.6055 per share, to Silicon Valley Bank in conjunction with the Company’s entry into the original SVB loan agreement (the “Lender Warrants”). Upon completion of the Merger, the Lender Warrants became exercisable for 23,100 shares of common stock at an exercise price of $5.42 per share. The Lender Warrants will expire on July 30, 2030.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance are as follows in common equivalent shares:

	December 31,	December 31,
	2023	2022
Conversion of preferred stock	292,799	292,799
Common stock warrants	109,309	109,309
Stock options issued and outstanding for all plans	9,349,791	7,268,291
RSUs outstanding	246,853	483,282
Authorized for future option grants	723,977	1,114,248
Common stock authorized for the ESPP	658,955	449,671
Total	11,381,684	9,717,600

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

Additionally, in connection with the closing of the Merger, no further awards will be made under the Sunesis 2011 Plan. As of December 31, 2023, no vested options remain outstanding under the Sunesis 2011 Plan.

The share-based compensation recorded in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022 is presented below (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,574	$2,782
General and administrative	5,075	10,766
Total	$7,649	$13,548

On June 30, 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”) and reserved 1,000,000 shares for future grant under the 2021 Inducement Plan. In September 2022, the Board of Directors approved an increase to the 2021 Inducement Plan by 1,375,000 shares, resulting in a new authorized total of 2,375,000 shares of common stock. As of December 31, 2023, there were zero shares available for issuance under the 2021 Inducement Plan.

Stock Options

The Company recorded share-based compensation related to stock options of $7.3 million and $11.2 million for the years ended December 31, 2023 and 2022, respectively. Share-based compensation related to stock options for the year ended December 31, 2022, included a $4.0 million non-recurring, non-cash expense associated with modifications to certain stock awards pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer. Fair value is determined on the date of grant for options. Compensation expense is recognized over the requisite service period based on the fair value of the options.

The fair value of stock options is estimated using the Black-Scholes model with the assumptions disclosed in the following table, excluding the former Chief Executive Officer option modifications:

	Year Ended December 31,
	2023	2022
Risk free interest rate	3.37% - 4.39%	1.82% - 3.97%
Expected option term	5.8 - 6.3 years	5.5 - 6.3 years
Expected volatility of common stock	86.9% - 92.1%	82.7% - 86.2%
Expected dividend yield	0.0%	0.0%

The fair value of the former Chief Executive Officer option modifications in 2022 was estimated using the Black-Scholes model with the assumptions disclosed in the following table:

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

As of December 31, 2023, unrecognized compensation expense related to unvested options granted totaled $10.9 million. The expense is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the stock option activity under the plans during the period ended December 31, 2023 is presented below (in thousands except for per share and weighted average term):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	7,201	$5.57	8.8	$208
Granted	3,176	$1.55
Exercised	(17)	$0.90		$18
Cancelled	(1,010)	$4.32
Outstanding at December 31, 2023	9,350	$4.35	8.3	$1
Vested and exercisable at December 31, 2023	4,348	$5.32	7.7	$—
Outstanding and expected to vest as of December 31, 2023	9,350	$4.35	8.3	$1

Aggregate intrinsic values are based upon a common stock price of $0.57 and $1.46 at December 31, 2023 and 2022, respectively, and the contractual exercise price on a pre-tax basis.

The weighted average grant date fair value per share of employee stock options granted during the years ended December 31, 2023 and 2022 was $1.17 and $2.80, respectively.

Restricted Stock Units

The Company recorded share-based compensation related to RSUs of $0.2 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively. Share-based compensation related to RSUs for the year ended December 31, 2022, included a $1.6 million non-recurring, non-cash expense associated with modifications to certain RSUs pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer. The closing stock price on the modification date was used to estimate the fair value of the former Chief Executive Officer's unvested RSUs. For RSU equity awards, the grant date fair value is estimated using the closing stock price on the date of grant. Compensation expense is recognized over the requisite service period based on the fair value of the RSUs.

A summary of the restricted stock unit activity under the plans during the period ended December 31, 2023 is presented below (in thousands except for per share and weighted average term):

	RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	483	$3.83	1.3
Granted	—	—
Vested	(185)	$4.06
Cancelled	(51)	$8.16
Outstanding at December 31, 2023	247	$3.58	0.8

As of December 31, 2023, unrecognized compensation expense related to unvested RSUs totaled $0.3 million. The expense is expected to be recognized over a weighted-average period of 1.4 years.

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

As of December 31, 2023, there were 224,496 shares issued, and 658,955 shares are available for future issuance under the 2022 ESPP. The Company recorded share-based compensation related to the 2022 ESPP of $0.1 million for the years ended December 31, 2023 and 2022.

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

The following table summarizes future minimum payments under the Company's operating leases as of December 31, 2023 (in thousands):

Year Ending December 31,
2024	$294
Total lease payments	294
Less: imputed interest	(12)
Total operating lease liabilities	$282

Total lease expense was $0.4 million for the years ended December 31, 2023 and 2022. At December 31, 2023, the Company had remaining current lease liabilities of approximately $0.3 million and operating lease ROU assets of $0.3 million.

Other supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$0.4	$0.4

Other supplemental information, as of December 31, 2023 and 2022, consisted of the following:

	Year Ended December 31,
	2023	2022
Weighted-average discount rate	14.8%	8.0%
Weighted-average remaining lease term (in years)	0.7	0.7

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

8. Income Taxes

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax provision/benefit has been recorded as of December 31, 2023 and 2022. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are detailed below (in thousands).

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$45,942	$41,179
Federal and California research and development credit carryforwards	11,987	9,058
Share-based compensation expense	2,297	1,899
Capitalized 59(e) Expenses and Amortization	3,274	3,829
Section 174 Capitalized R&D Expenditures	9,717	4,768
Other, net	57	52
Total deferred tax assets	73,274	60,785

ROU asset	(58)	(56)
Total deferred tax liabilities	(58)	(56)

Net deferred tax asset	73,216	60,729
Valuation allowance	(73,216)	(60,729)
Net deferred tax liability	$—	$—

The Company’s effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2023 and 2022 due to the following:

	Year Ended December 31,
	2023	2022
	%	%
Federal statutory rate	21	21
State tax benefit, net of federal benefit	—	—
Valuation allowance	(25)	(23)
General business credits	6	5
Other	(2)	(3)
Effective income tax rate	—	—

At December 31, 2023, the Company had federal and state net operating loss carryforwards of $188.2 million and $106.6 million, respectively. The federal loss carryforwards begin to expire in 2027, unless previously utilized, and the state carryforwards begin to expire in 2030. Included in the federal loss carryforwards are $147.9 million of losses that are not subject to expiration. The Company also has federal and state research credit carryforwards of $1.5 million and $2.7 million, respectively. Additionally, the Company has Orphan Drug Credit carryforwards of $13.6 million. The federal research credit carryforwards will begin expiring in 2027, unless previously utilized. The state research credit will carry forward indefinitely. The change in the valuation allowance is an increase of $12.5 million and $11.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$5,781	$4,962
Additions based on tax positions related to the current year	998	884
Reductions for tax positions of prior years	—	(65)
Gross unrecognized tax benefits at the end of the year	$6,779	$5,781

The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the year ended December 31, 2023, the Company has not recognized any interest or penalties related to income taxes.

The Company is subject to taxation in the U.S. and California. Due to the existence of net operating loss carryforwards, all tax periods from inception of the Company are open for examination by taxing authorities for all jurisdictions. The Company is not currently under examination by any tax authority.

9. Subsequent Events

On March 4, 2024, the Company entered into an Amendment No. 1 (the “Day One Amendment”) to the License Agreement for RAF, dated as of December 16, 2019, by and between the Company and Day One Biopharmaceuticals, Inc., successor in interest to DOT Therapeutcs-1, Inc., to monetize a pre-commercialization, event-based milestone for $5.0 million to be received in March 2024, thereby reducing the milestone percentage under the agreement.

On March 4, 2024, in connection with the entry into the Day One Amendment, the Company entered into an Amendment No. 1 to the Royalty Purchase Agreement, dated as March 22, 2021, by and between the Company and XOMA (US) LLC (See Note 3), modifying the economic value-share under the Royalty Purchase Agreement, by which the Company has retained the right, under certain circumstances, to participate in a pre-commercialization, event-based milestone up to $5.0 million.

On March 1, 2024, the Company entered into a Second Amendment (the “Second Amendment”) to the Loan and Security Agreement by and among the Company and Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company, and Oxford Finance LLC, dated November 4, 2021 (See Note 5), as previously amended, providing for a modification of the loan amortization period and a pro rata reduction in the prospective debt amortization schedule, in exchange for a partial prepayment of the term loan. Pursuant to the terms of the Second Amendment, the Company has agreed to remit a prepayment of $5.0 million toward the outstanding principal, plus a pro rata portion of the final payment, by March 15, 2024. Under the terms of the Second Amendment, principal amortization will be deferred between March 2024 and June 2024, and during such time we will be required to make payments of interest-only. Principal amortization payments will recommence in July 2024, followed by 29 equal monthly payments of principal plus accrued interest through maturity. There were no changes to the maturity date of the term loan.

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

10.4

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

10.6+

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

10.8

Lease Agreement between the Company and PLASTINO II, a limited partnership, dated as of June 11, 2020, incorporated by reference to Exhibit 10.27 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.9

Lease Agreement between the Company and PLASTINOII, a limited partnership, dated as of August 1, 2020, incorporated by reference to Exhibit 10.28 on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.10#	Amended and Restated Outside Director Compensation Plan, incorporated by reference to Exhibit 10.2 on the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023

10.11+

Royalty Purchase Agreement by and between the Registrant and XOMA (US) LLC, dated March 22, 2021, incorporated by reference to Exhibit 10.13 on the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021

10.12#	Sunesis Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.2 on the Registrant’s filing on Form S-8 (File No. 333-174732) on June 6, 2011

10.13#

Forms of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 on the Registrant’s Annual Report filed on Form 10-K with the SEC on March 14, 2012

10.14#	2011 Equity Incentive Plan, as amended, incorporated by reference to Appendix A on the Registrant’s filing on form DEF 14A (File No. 000-51531) on April 20, 2017

10.15#	Sunesis Pharmaceuticals, Inc. 2021 Equity Incentive Plan, incorporated by reference to ANNEX E on the Registrant’s filing on Form S-4/A (File No. 333-251567) on January 13, 2021

10.16

Open Market Sale AgreementSM, dated May 28, 2021, by and between Viracta Therapeutics, Inc. and Jefferies LLC, incorporated by reference to the Registrant's filing on Form S-3 (333-256647) on May 28, 2021

10.17

First Amendment to Loan and Security Agreement between Viracta Subsidiary, Inc. and Silicon Valley Bank, dated as of May 27, 2021, incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2021

10.18#

2021 Inducement Equity Incentive Plan and form of agreement thereunder, incorporated by reference to Exhibit 10.3 on the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021

10.19#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Daniel Chevallard, dated August 12, 2021, incorporated by reference to Exhibit 10.5 on the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2021

10.20#

Amendment to Employment Agreement between Viracta Therapeutics, Inc. and Lisa Rojkjaer, M.D., dated August 12, 2021, incorporated by reference to 10.6 on the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2021

10.21+

Loan and Security Agreement, dated November 4, 2021, by and among Viracta Therapeutics, Inc., Viracta Subsidiary, Inc., Silicon Valley Bank and Oxford Finance LLC, incorporated by reference to Exhibit 10.2 on the Registrant's Quarterly Report on Form 10-Q filed on November 10, 2021

10.22#	Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.28 on the Registrant's Annual Report on Form 10-K filed on March 16, 2022

10.23#	2022 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on June 8, 2022

10.24

First Amendment to Loan and Security Agreement, dated August 26, 2022, by and among Viracta Therapeutics, Inc., Viracta Subsidiary, Inc., Silicon Valley Bank and Oxford Finance LLC, incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022

10.25#

Executive Employment Agreement, dated September 15, 2022, by and between the Registrant and Mark Rothera, incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022

10.26#

Separation Agreement, dated September 15, 2022, by and between the Registrant and Ivor Royston, incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed on September 19, 2022

10.27	Consulting Agreement, dated May 5, 2023, between the Registrant and Lisa Rojkjaer, M.D., incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on May 5, 2023

10.28#

Executive Engagement Agreement, dated August 7, 2023, by and between the Company and Darrel P. Cohen, M.D., Ph.D., incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023

10.29

First Amendment to Lease by and between the Company and Plastino II, LP, dated August 22, 2023, incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023

10.30^+	License Agreement for RAF, dated December 16, 2019, by and between the Registrant and Day One Biopharmaceuticals, Inc.

10.31^+	Amendment No. 1 to License Agreement for RAF, dated March 4, 2024, by and between the Registrant and Day One Biopharmaceuticals, Inc.

10.32^+	Amendment No. 1 to Royalty Purchase Agreement, dated March 4, 2024, by and between the Registrant and XOMA (US), LLC

10.33^	Second Amendment to Loan and Security Agreement, dated March 1, 2024, by and between the Registrant and Oxford Finance LLC and First-Citizens Bank & Trust Company

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2022.

23.1^	Consent of Independent Registered Public Accounting Firm

24.1^	Power of Attorney (included on the signature page hereto)

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1^	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: March 7, 2024	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2024	By:	/s/ Daniel Chevallard
Daniel Chevallard
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Rothera	President and Chief Executive Officer	March 7, 2024
Mark Rothera	(Principal Executive Officer)

/s/ Daniel Chevallard	Chief Operating Officer and Chief Financial Officer	March 7, 2024
Daniel Chevallard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger Pomerantz, M.D.	Chairman of the Board of Directors	March 7, 2024
Roger Pomerantz, M.D.

/s/ Thomas Darcy	Director	March 7, 2024
Thomas Darcy

/s/ Ivor Royston, M.D.	Director	March 7, 2024
Ivor Royston, M.D.

/s/ Sam Murphy, Ph.D.	Director	March 7, 2024
Sam Murphy, Ph.D.

/s/ Barry Simon, M.D.	Director	March 7, 2024
Barry Simon, M.D.

/s/ Jane Chung, R. Ph.	Director	March 7, 2024
Jane Chung, R. Ph.

/s/ Stephen Rubino, Ph.D., MBA	Director	March 7, 2024
Stephen Rubino, Ph.D., MBA

/s/ Jane Barlow, M.D., MPH, MBA	Director	March 7, 2024
Jane Barlow, M.D., MPH, MBA

/s/ Flavia Borellini, Ph.D.	Director	March 7, 2024
Flavia Borellini, Ph.D.