Form 10-Q
period 2024-03-31
Viracta Therapeutics, Inc.
filed 2024-05-09
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 39,272,434 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,062	$12,317
Short-term investments	27,504	41,374
Prepaid expenses and other current assets	1,386	1,273
Total current assets	40,952	54,964
Property and equipment, net	163	190
Operating lease right-of-use asset	175	274
Other assets	44	1,264
Total assets	$41,334	$56,692
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,412	$2,441
Accrued expenses	8,985	10,376
Operating lease liabilities	179	282
Debt, net	18,678	25,274
Total current liabilities	30,254	38,373
Total liabilities	30,254	38,373
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024; 10,248 shares issued and outstanding as of March 31, 2024 and December 31, 2023	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 39,272,434 and 39,093,509 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	280,703	278,786
Accumulated other comprehensive income (loss)	(6)	9
Accumulated deficit	(275,073)	(265,932)
Total stockholders’ equity	11,080	18,319
Total liabilities and stockholders’ equity	$41,334	$56,692

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$9,956	$7,607
General and administrative	3,920	4,600
Total operating expenses	13,876	12,207
Loss from operations	(13,876)	(12,207)
Other income (expense):
Interest income	592	878
Interest expense	(858)	(880)
Realized gain on investments	1	—
Other income	5,000	—
Total other income (expense)	4,735	(2)
Net loss	(9,141)	(12,209)
Unrealized gain (loss) on short-term investments	(15)	91
Comprehensive loss	$(9,156)	$(12,118)
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.32)
Weighted-average shares used to compute basic and diluted net loss per share	39,323,964	38,458,837

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2023	10	$5,452	39,094	$4	$278,786	$9	$(265,932)	$18,319
Issuance of common stock through "at the market" offering, net	—	—	138	—	80	—	—	80
Issuance of common stock upon vesting of restricted stock units	—	—	40	—	—	—	—	—
Share-based compensation	—	—	—	—	1,837	—	—	1,837
Unrealized loss on short-term investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(9,141)	(9,141)
Balance March 31, 2024	10	$5,452	39,272	$4	$280,703	$(6)	$(275,073)	$11,080

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	18	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Unrealized gain on short-term investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(12,209)	(12,209)
Balance March 31, 2023	10	$5,452	38,411	$4	$272,827	$(87)	$(227,083)	$51,113

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(9,141)	$(12,209)
Adjustments to reconcile net loss to net cash used in by operating activities:
Share-based compensation expense	1,837	2,112
Depreciation and amortization	110	122
Amortization of premiums and accretion of discounts on short-term investments, net	(337)	(523)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(114)	(379)
Other assets	1,220	142
Accounts payable	(30)	(459)
Accrued expenses	(1,391)	(146)
Lease liabilities, net	(3)	—
Net cash used in operating activities	(7,849)	(11,340)
Investing activities
Purchases of short-term investments	(6,057)	(27,622)
Proceeds from maturity of short-term investments	20,249	20,272
Net cash provided by (used in) investing activities	14,192	(7,350)
Financing activities
Issuance of common stock, net of issuance costs	80	—
Issuance of common stock upon option exercises and from employee stock plan	—	16
Payments on borrowings of debt	(6,678)	—
Net cash provided by (used in) financing activities	(6,598)	16
Net decrease in cash and cash equivalents	(255)	(18,674)
Cash and cash equivalents at beginning of period	12,317	36,773
Cash and cash equivalents at end of period	$12,062	$18,099
Supplemental disclosure of cash flow information
Interest paid	$851	$579
Interest received	$613	$878
Supplemental disclosure of noncash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$381

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

Merger Transaction between Private Viracta Therapeutics, Inc. and Sunesis Pharmaceuticals, Inc. and Name Change

On November 29, 2020, the Company, then operating as Sunesis Pharmaceuticals, Inc., entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with privately held Viracta Therapeutics, Inc. (“Private Viracta”) and Sol Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”). On February 24, 2021, the transactions contemplated by the Merger Agreement were completed, and Merger Sub merged into Private Viracta, with Private Viracta surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Sunesis changed its name to Viracta Therapeutics, Inc. On February 25, 2021, the combined company’s common stock began trading on The Nasdaq Global Select Market under the ticker symbol “VIRX”.

Except as otherwise indicated, references herein to “Viracta,” the “Company,” or the “combined company,” refer to Viracta Therapeutics, Inc. on a post-Merger basis, and the term “Private Viracta” refers to the business of privately held Viracta Therapeutics, Inc., prior to the completion of the Merger. References to “Sunesis” refer to Sunesis Pharmaceuticals, Inc. prior to completion of the Merger.

Liquidity and Capital Resources

As of March 31, 2024, the Company has devoted substantially all of its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of March 31, 2024, had an accumulated deficit of $275.1 million. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Based on the Company's current financial position and business plan, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund its continued operations. The Company may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, it may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of its product candidates. As of March 31, 2024, the Company had cash, cash equivalents, and short-term investments of $39.6 million and working capital of $10.7 million.

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

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Because management’s equity and/or debt financing plans, along with collaborative or other funding arrangements have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances, and based on management's assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5) is not within the Company's control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of March 31, 2024. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2023, which are contained in the Company’s Current Report on Form 10-K filed with the SEC on March 7, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions and such deposits are in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash, cash equivalents and short-term investments.

Viracta uses third party contract laboratories and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows Viracta to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the three months ended March 31, 2024 and 2023, the Company had two contract laboratories that provided 41.9% and one contract laboratory that provided 10.9% of total third-party services, respectively.

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

The following tables summarize, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, in thousands:

		March 31, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,839	$—	$—	$9,839
Total cash equivalents		9,839	—	—	9,839

Short-term investments:
U.S. Treasury securities	1 or less	8,254	—	(2)	8,252
Commercial paper	1 or less	13,087	—	(1)	13,086
Corporate debt securities	2 or less	3,378	1	—	3,379
U.S. Agency bonds	1 or less	2,791	—	(4)	2,787
Total short-term investments		27,510	1	(7)	27,504
Total		$37,349	$1	$(7)	$37,343

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,535	$—	$—	$9,535
Commercial paper	1 or less	499			499
Total cash equivalents		10,034	—	—	10,034

Short-term investments:
U.S. Treasury securities	2 or less	11,371	8	—	11,379
Commercial paper	1 or less	14,931	10	—	14,941
Corporate debt securities	2 or less	3,796	4	—	3,800
U.S. Agency bonds	1 or less	11,267	—	(13)	11,254
Total short-term investments		41,365	22	(13)	41,374
Total		$51,399	$22	$(13)	$51,408

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

As of March 31, 2024, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of March 31, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. None of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months as of March 31, 2024 and December 31, 2023.

Accrued interest receivable on available-for-sale securities was $0.1 million at March 31, 2024 and December 31, 2023. We have not written off any accrued interest receivables for the three months ended March 31, 2024 and 2023.

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of March 31, 2024 and December 31, 2023, in thousands.

		Fair Value Measurements Using
	March 31, 2024	Level 1	Level 2
Cash equivalents:
Money market funds	$9,839	$9,839	$—
Total cash equivalents	9,839	9,839	—

Short-term investments:
U.S. Treasury securities	8,252	8,252	—
Commercial paper	13,086	—	13,086
Corporate debt securities	3,379	—	3,379
U.S. Agency bonds	2,787	—	2,787
Total short-term investments	27,504	8,252	19,252
Total	$37,343	$18,091	$19,252

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$9,535	$9,535	$—
Commercial paper	499	—	499
Total cash equivalents	10,034	9,535	499

Short-term investments:
U.S. Treasury securities	11,379	11,379	—
Commercial paper	14,941	—	14,941
Corporate debt securities	3,800	—	3,800
U.S. Agency bonds	11,254	—	11,254
Total short-term investments	41,374	11,379	29,995
Total	$51,408	$20,914	$30,494

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

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

The following common stock equivalent securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	11,606,919	9,560,329
ESPP shares pending issuance	84,807	37,619
Warrants to purchase common stock	23,100	23,100
Total excluded securities	12,007,625	9,913,847

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU amendments are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

3. Collaboration and License Agreements

XOMA Transaction

In December 2019, the Company entered into a license agreement with Day One Biopharmaceuticals, Inc. (“Day One,” formerly known as DOT Therapeutics-1, Inc.) to grant Day One a worldwide exclusive license of DAY101. The Day One license agreement includes up to $57.0 million in potential pre-commercialization, event-based milestone payments and royalty payments on future sales of DAY101, when and if approved and commercialized, $3.0 million of which was received by the Company prior to the XOMA Transaction (as defined below). Also in December 2019, the Company entered into an agreement to license vosaroxin to Denovo Biopharma LLC (“Denovo”), which includes up to $57.0 million in potential regulatory and commercial milestones, and double-digit royalties on future sales of vosaroxin, when and if approved and commercialized. The potential milestone and royalty payments related to DAY101 and vosaroxin were sold in the XOMA Transaction.

On March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with the Day One license agreement and the Denovo license agreement, each as described above (the “XOMA Transaction”). The Company received, and recorded as a gain in the statement of operations and comprehensive loss for 2021, an upfront payment of $13.5 million, and retained a pre-commercialization, event-based milestone.

On March 4, 2024, the Company entered into an Amendment No. 1 (the “Day One Amendment”) to the license agreement with Day One to monetize a pre-commercialization, event-based milestone for $5.0 million, thereby reducing the milestone percentage under the agreement. Also on March 4, 2024, in connection with the entry into the Day One Amendment, the Company entered into an Amendment No. 1 to the Royalty Purchase Agreement with XOMA modifying the economic value-share under the Royalty Purchase Agreement, by which the Company has retained the right, under certain circumstances, to participate in a future pre-commercialization, event-based milestone up to $5.0 million.

Pursuant to the Day One Amendment, the Company received and recorded $5.0 million as other income in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024.

4. Financial Statement Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued payroll and benefits	$1,219	$3,374
Accrued clinical trial and contract expenses	7,218	6,456
Accrued professional services and expenses	336	258
Other accrued expenses	212	288
Total accrued expenses	$8,985	$10,376

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

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. As the Milestone was not met as of December 31, 2023, the period of interest only was scheduled to be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, but was modified pursuant to the Second Amendment to the SVB-Oxford Loan Facility entered into on March 1, 2024 (the “Second Amendment”). The Second Amendment provides for a modification of the loan amortization period and a pro rata reduction in the prospective debt amortization schedule, in exchange for a partial prepayment of the term loan. Pursuant to the terms of the Second Amendment, we remitted a prepayment of $5.0 million toward the outstanding principal as of March 31, 2024. Under the terms of the Second Amendment, principal amortization will be deferred between March 2024 and June 2024, and during such time we will be required to make payments of interest-only. Principal amortization payments will recommence in July 2024, followed by 29 equal monthly payments of principal plus accrued interest through maturity. There were no changes to the maturity date of the term loan. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of March 31, 2024, the per annum interest rate was 13.40%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan. The final payment is being accrued through interest expense using the effective interest method.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility which also contains customary indemnification obligations and customary events of default, including a material adverse change clause. In the event of default by the Company under the SVB-Oxford Loan Facility, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB-Oxford Loan Facility. As of March 31, 2024, the Company is in compliance with all nonfinancial and financial covenants under the SVB-Oxford Loan Facility, and there has been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of March 31, 2024.

The following table summarizes future principal payments, including the final payment, under the terms of the SVB-Oxford Loan Facility as of March 31, 2024 (in thousands):

Years Ending December 31,
2024 (remaining)	$3,842
2025	7,685
2026	7,044
Total future principal payments	18,571
Final payment, net of unamortized prepayment	219
Unamortized discount	(112)
Total, net	$18,678

6. Stockholders’ Equity

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

For the three months ended March 31, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. The Company did not sell any Shares pursuant to the Sale Agreement during the three months ended March 31, 2023. As of March 31, 2024, the Company had approximately $47.2 million available under the Sale Agreement, subject to the limitations described above pursuant to General Instruction I.B.6 of Form S-3.

Convertible Preferred Stock

In connection with the Merger, all of the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of March 31, 2024, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Share-Based Compensation

The share-based compensation cost recorded in the accompanying condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$625	$741
General and administrative	1,212	1,371
Total	$1,837	$2,112

As of March 31, 2024, unrecognized compensation expense related to unvested options granted and unvested RSUs totaled $10.1 million and $0.1 million, respectively. The expense for unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.3 and 1.2 years, respectively.

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

The following table summarizes future minimum payments under the Company's operating leases as of March 31, 2024 (in thousands):

Year Ending December 31,
2024	$184
Total lease payments	184
Less: imputed interest	(5)
Total operating lease liabilities	$179

Other supplemental cash flow information consisted of the following:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$0.1	$0.1

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, or director is, or was, serving at the Company’s request in such capacity.

During the quarter ended March 31, 2024, the Company determined that the retrospective insurance policy recorded as an asset upon the Merger on February 24, 2021, should have been expensed by Sunesis prior to the Merger. Consequently, for the three months ended March 31, 2024, the Company recorded an immaterial non-cash error correction to eliminate the remaining prepaid retrospective insurance policy asset with a corresponding increase to research and development expense in the amount of $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2024. Past operating results are not necessarily indicative of results that may occur in future periods.

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

EBV+ Lymphoma

In June 2021, Viracta initiated NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of patients with R/R EBV+ lymphoma. The primary endpoint of this trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with R/R disease following two or more prior therapies (one or more prior therapies for extranodal NK/T cell lymphoma and peripheral T-cell lymphoma) without curative treatment options were eligible for enrollment. If successful, Viracta considers this trial could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. This trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if at least 2 patients in a cohort respond, then additional patients will be enrolled in Stage 2. In June 2023, Viracta announced this efficacy threshold was reached in the first five patients with R/R EBV+ peripheral T-cell lymphoma (“PTCL”) enrolled and treated with Nana-val.

In August 2023, Viracta announced the strategic prioritization of three lymphoma subtypes in the NAVAL-1 trial to enable the allocation of resources to those indications considered to have the greatest probability of success and market opportunity in key geographies: (1) EBV+ PTCL, a T-cell lymphoma with high unmet medical need; (2) EBV+ diffuse large B-cell lymphoma (“DLBCL”), an aggressive and distinct B-cell lymphoma subtype characterized by adverse clinical outcomes, and (3) EBV+ post-transplant lymphoproliferative disorders (“PTLD”), a potentially fatal complication after transplantation, which is highly associated with EBV. In November 2023, Viracta further amended the NAVAL-1 protocol to enroll not only patients with EBV+ PTCL but also patients with EBV+ DLBCL or EBV+ PTLD who had been treated with one or more prior systemic therapies.

In December 2023, Viracta completed enrollment of Stage 1 in the R/R EBV+ PTCL cohort of patients (n=10 patients treated with nanatinostat and n=10 patients treated with Nana-val), efficacy and safety data from which were reported at the April 2024 Joint Annual Congress of Taiwan Society of Blood and Marrow Transplantation and The Hematology Society of Taiwan. Nana-val demonstrated substantially greater efficacy than nanatinostat monotherapy, further validating its Kick and Kill mechanism of action. Patients in the Nana-val treatment arm achieved clinically meaningful anti-tumor responses with an overall response rate of 50% and a complete response rate of 20% in the intent-to-treat population (71% and 29% in the efficacy-evaluable population) with a generally manageable safety profile. In March 2024, Viracta also completed enrollment of Stage 2 in the R/R EBV+ PTCL cohort of patients (n=21 total patients treated with Nana-val across Stage 1 and Stage 2) and anticipates it will begin enrolling additional patients with R/R EBV+ PTCL into the post-Phase 2 expansion cohort in the second quarter of 2024. Viracta also plans to meet with the U.S. Food and Drug Administration (the “FDA”) mid-year 2024 to discuss preliminary results and additional requirements for accelerated approval.

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

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label, Phase 1b/2 trial for the treatment of patients with recurrent or metastatic (“R/M”) EBV+ NPC and other EBV+ solid tumors. This trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with a PD-1 checkpoint inhibitor. The Phase 1b dose escalation study is designed to evaluate the safety, pharmacokinetics (“PK”), and antitumor activity of Nana-val in patients with R/M EBV+ NPC and to determine its recommended Phase 2 dose (“RP2D”). In August 2023, Viracta announced that it has completed enrollment through the fifth dose cohort in the dose escalation portion of the study. In October 2023, Viracta announced patient responses that included two confirmed partial responses at the higher dose levels and five stable diseases in 17 patients enrolled without any dose-limiting toxicities (“DLTs”) observed through the fifth dose cohort. Viracta amended the clinical trial protocol in October 2023 to include additional dose levels in its Phase 1b dose escalation portion, including higher dose levels of Nana-val on a novel split daily dosing schedule to potentially optimize the RP2D, determination of which is anticipated in the second half of 2024. In May 2024, Viracta announced it completed enrollment through the sixth dose in the Phase 1b dose escalation portion of the study and started enrolling patients into the seventh dose cohort.

At the start of Phase 2, up to 40 patients with R/M EBV+ NPC will be randomized to receive Nana-val at either the RP2D or a dose level below the RP2D in a dose-optimization cohort in keeping with the FDA’s Project Optimus initiative. Once the RP2D has been confirmed, up to 60 patients with R/M EBV+ NPC will be randomized to receive Nana-val at the RP2D with or without a PD-1 checkpoint inhibitor to further evaluate antitumor activity, safety and tolerability, pharmacokinetics, and potential pharmacodynamic biomarkers. Additionally, patients with other advanced EBV+ solid tumors will be enrolled to receive Nana-val at the confirmed RP2D in a Phase 1b dose expansion cohort.

In December 2023, the FDA granted an orphan drug designation to Nana-val for the treatment of NPC. This represents the first orphan drug designation granted for Nana-val in EBV+ solid tumors outside of EBV-associated lymphomas.

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

Other income (expense)

Other income (expense) consists of interest income and expense as well as various income or expense items of a non-recurring nature (see Note 3 of the financial statements included herein). We earn interest income from interest-bearing accounts, commercial paper, corporate debt securities, U.S. Treasury securities, U.S. agency bonds and money market accounts. Interest expense is primarily attributable to interest charges and amortization of debt discount associated with borrowings under our loan and security agreements.

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

There have been no new or significant changes to our critical accounting policies and estimates discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for year ended December 31, 2023, filed with the SEC on March 7, 2024.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Research and development expenses	$9,956	$7,607	$2,349
General and administrative expenses	3,920	4,600	(680)

Research and development expenses. Research and development expenses increased by approximately $2.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in research and development expenses was largely due to a non-cash adjustment for insurance costs related to the February 2021 merger of $1.8 million, as well as increases in costs incurred to support the advancement and expansion of our clinical development programs, including incremental costs to support NAVAL-1, our pivotal Phase 2 trial in R/R EBV+ lymphomas.

General and administrative expenses. General and administrative expenses decreased by approximately $0.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in general and administrative expenses was largely due to lower liability insurance premiums and legal costs.

Liquidity and Capital Resources

As of March 31, 2024, we have devoted substantially all of our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of March 31, 2024, had an accumulated deficit of $275.1 million. We expect to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. Based on our current financial position and business plan, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund our continued operations. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $39.6 million and working capital of $10.7 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. During the three months ended March 31, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. As of March 31, 2024, the Company had approximately $47.2 million available under the Sale Agreement. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. We are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, we will be limited in our ability to access additional funding from the sale of securities under Form S-3.

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

On March 1, 2024, we entered into a Second Amendment (the “Second Amendment”) under the SVB-Oxford Loan Facility, providing for a modification of the loan amortization period and a pro rata reduction in the prospective debt amortization schedule, in exchange for a partial prepayment of the term loan. Pursuant to the terms of the Second Amendment, we remitted a prepayment of $5.0 million toward the outstanding principal in March 2024. Under the terms of the Second Amendment, principal amortization will be deferred between March 2024 and June 2024, and during such time we will be required to make payments of interest-only. Principal amortization payments will recommence in July 2024, followed by 29 equal monthly payments of principal plus accrued interest through maturity. There were no changes to the maturity date of the term loan.

Based on the Company’s current financial position and business plan, management believes that our existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of the condensed consolidated financial statements included herein. These matters, including the Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Because our equity and/or debt financing plans, along with collaborative or other funding arrangements, have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, we have concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on management’s assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5 of the financial statements included herein) is not within our control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of March 31, 2024. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes we will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,849)	$(11,340)
Net cash provided by (used in) investing activities	14,192	(7,350)
Net cash provided by (used in) financing activities	(6,598)	16
Net decrease in cash and cash equivalents	$(255)	$(18,674)

Operating Activities. Net cash used in operating activities was $7.8 million for the three months ended March 31, 2024, as compared to net cash used in operating activities of $11.3 million for the three months ended March 31, 2023. This change was primarily due to a decrease in net loss, excluding share-based compensation, as a result of $5.0 million in other income received related to the pre-commercialization, event-based milestone monetized in March 2024, partially offset by the net aggregate change in operating assets and liabilities.

Investing Activities. Net cash provided by investing activities was $14.2 million for the three months ended March 31, 2024, compared to $7.4 million of net cash used in investing activities for the three months ended March 31, 2023. This change was the net result of proceeds from maturities exceeding purchases of short-term investments for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Financing Activities. Net cash used in financing activities was $6.6 million for the three months ended March 31, 2024, compared to a negligible amount of net cash provided by financing activities for the three months ended March 31, 2023. This change was primarily the result of debt principal payments and a prepayment totaling $6.7 million, offset by proceeds from the issuance of common stock through the Company's common stock Sale Agreement of $0.1 million, net of commissions, for the three months ended March 31, 2024. No common stock was issued through the Company's common stock Sale Agreement for the three months ended March 31, 2023.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
we may not have sufficient financial and other resources to complete clinical development and commercialization for Nana-val;
•
our ability to remain in compliance with the SVB-Oxford Loan Facility and any determination by the lenders thereunder that the material adverse change clause has been triggered;
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

On March 22, 2021, we entered into the Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), pursuant to which XOMA paid us an upfront payment of $13.5 million for the right to receive future milestones and royalties that we are entitled to receive under the terms of a license agreement with Day One Biopharmaceuticals, Inc. (“Day One,” formerly known as DOT Therapeutics-1, Inc.) dated December 16, 2019 and a license agreement with Denovo Biopharma LLC dated December 5, 2019, net of certain obligations we have to a third party. Pursuant to the Royalty Purchase Agreement, we retained a certain pre-commercialization, event-based milestone. On March 4, 2024, we entered into an Amendment No. 1 (the “Day One Amendment”) to the license agreement with Day One to monetize a pre-commercialization, event-based milestone for $5.0 million which we received in March 2024, thereby reducing the milestone percentage under the agreement. On March 4, 2024, in connection with the entry into the Day One Amendment, we entered into an Amendment No. 1 to the Royalty Purchase Agreement with XOMA, modifying the economic value-share under the Royalty Purchase Agreement, by which we have retained the right, under certain circumstances, to participate in a future pre-commercialization, event-based milestone up to $5.0 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments and outstanding loans.

Item 4. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), as of March 31, 2024 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, the European Medicines Agency (the “EMA”) or other comparable foreign regulatory authorities or otherwise produce positive results;
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

As of March 31, 2024, we had $39.6 million in cash, cash equivalents and short-term investments. As set forth above, based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our planned operating expenses and capital expenditures for at least twelve months from the issuance date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Moreover, our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to obtain additional funds sooner than we currently expect.

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

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances, if any, of the Shares by us under the Sale Agreement will be pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. We are currently eligible to sell securities under Form S-3 only if and to the extent the aggregate market value of securities sold pursuant to General Instruction I.B.6 of Form S-3 during the twelve-month period immediately prior to, and including, the date of any such sale, does not exceed one-third of the aggregate market value of our common stock held by non-affiliates (as determined by General Instruction I.B.6 of Form S-3), and we will remain subject to such limitation for so long as the aggregate market value of our common stock held by non-affiliates is less than $75 million (as determined by General Instruction I.B.6 of Form S-3). As such, we will be limited in our ability to access additional funding from the sale of securities under Form S-3. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. For the three months ended March 31, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. As of March 31, 2024, the Company had approximately $47.2 million available under the Sale Agreement. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations to complete the development of Nana-val.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $9.1 million for the three months ended March 31, 2024. As of March 31, 2024, we have an accumulated deficit of $275.1 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our future success is dependent on our ability to timely and successfully initiate and complete clinical trials, obtain marketing approval for and successfully commercialize Nana-val, our lead product candidate, for which, in June 2021, we announced the initiation of a Phase 2 clinical trial in EBV+ lymphoma and in October 2021, we announced the initiation of a Phase 1b/2 clinical trial in EBV+ solid tumors. We are investing the majority of our efforts and financial resources in the research and development of Nana-val for multiple indications. Our lead product candidate is a combination product candidate consisting of nanatinostat, a potent and selective small molecule inhibitor of Class I histone deacetylases (“HDAC”), and valganciclovir, an FDA-approved anti-viral drug used to treat and prevent disease caused by a virus called cytomegalovirus (“CMV”) in people who have received organ transplants. In 2021, we reported final data from a Phase 1b/2 clinical trial evaluating Nana-val in patients with relapsed/refractory (“R/R”) EBV+ lymphomas. Prior to these clinical trials, nanatinostat has been evaluated in one previous clinical trial as a monotherapy. Nana-val will require additional clinical development, expansion of manufacturing capabilities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote Nana-val, or any other product candidate, before it receives marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
addressing any delays in our clinical trials and additional costs incurred, including as a result of any resurgence or other outbreak of COVID-19 cases, and those resulting from preclinical study delays and adjustments to our clinical trials;
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

In June 2021, we announced the initiation of NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial, in R/R EBV+ lymphomas. Following the initiation of the NAVAL-1 trial, we have faced challenges in site engagement and timely site initiations, in large part due to staffing shortages and the overall impact of the COVID-19 pandemic. Our product development costs could increase if we continue to experience delays in this or other trials. Significant trial delays also could shorten any periods during which we may have the exclusive right to commercialize Nana-val or allow our competitors to bring products to market before we do, which would impair our ability to successfully capitalize on Nana-val and may harm our business, results of operations and prospects. Additional events that may result in a delay or unsuccessful completion of clinical development of Nana-val include, among other things:

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate the product candidates’ safety, interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from obtaining regulatory approval, achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, in our ongoing Phase 1b/2 of Nana-val, while most treatment-related adverse events were mild or moderate, most commonly thrombocytopenia, nausea, neutropenia and fatigue, there were instances of Grade ¾ treatment related adverse events: neutropenia, anemia, and nausea.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, a number of states have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. In addition, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare.

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

As of March 31, 2024, we had 40 full-time employees, including 30 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Although we own or license patents in the United States directed to our Nana-val program, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

Under certain existing agreements, we may trigger certain milestone and royalty obligations should we reach development or sales milestones in the future. In addition, we are required to pay RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, a specified percentage of any consideration we receive for vosaroxin. If we do not make timely payments, our partners may seek remedies.

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

For example, if at any time the bid price of our common stock closes below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. On November 15, 2023, we received a notice from Nasdaq indicating that for the last 30 consecutive days, the minimum bid price of the Company's stock had been below $1.00. On April 9, 2024, we received a notice from the Nasdaq informing the Company that it has regained compliance with Nasdaq's listing rule for continued listing on the Nasdaq Global Select Market, as the closing bid price of the Company’s common stock had met or exceeded $1.00 per share for a minimum of ten consecutive business days. We had 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may have be available to us), to regain compliance with the minimum bid price requirement.

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

Increased scrutiny of our environmental, social or governance responsibilities may result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. For example, the SEC has adopted final rules regarding climate-related disclosures in public companies’ periodic reporting. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, board and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, ESG reporting and disclosure may result in additional costs and require additional resources as well as additional attention from our board of directors and management as we work to align our ESG practices with industry standards, we will likely continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, or comply with applicable regulatory requirements, our reputation, business, financial performance, and growth may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1

License Agreement for RAF, dated December 16, 2019, by and between the Registrant and Day One Biopharmaceuticals, Inc., incorporated by reference to Exhibit 10.30 on the Registrant’s Annual Report on Form 10-K filed on March 7, 2024.

10.2

Amendment No. 1 to License Agreement for RAF, dated March 4, 2024, by and between the Registrant and Day One Biopharmaceuticals, Inc., incorporated by reference to Exhibit 10.31 on the Registrant’s Annual Report on Form 10-K filed on March 7, 2024.

10.3

Amendment No. 1 to Royalty Purchase Agreement, dated March 4, 2024, by and between the Registrant and XOMA (US), LLC, incorporated by reference to Exhibit 10.32 on the Registrant’s Annual Report on Form 10-K filed on March 7, 2024.

10.4

Second Amendment to Loan and Security Agreement, dated March 1, 2024, by and between the Registrant and Oxford Finance LLC and First-Citizens Bank & Trust Company, incorporated by reference to Exhibit 10.33 on the Registrant’s Annual Report on Form 10-K filed on March 7, 2024.

10.5^#	Consulting Agreement by and between the Company and Daniel Chevallard, dated March 20, 2024.

10.6#

Employment Agreement by and between the Company and Melody Burcar, dated September 30, 2022, as amended by the Amendment to Employment Agreement by and between the Company and Melody Burcar, dated March 18, 2024, incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Melody Burcar
Melody Burcar
Senior Vice President, Finance
(Interim Principal Financial and Accounting Officer)