Form 10-Q
period 2024-06-30
Viracta Therapeutics, Inc.
filed 2024-08-14
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 39,417,171 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,981	$12,317
Short-term investments	16,024	41,374
Prepaid expenses and other current assets	1,067	1,273
Total current assets	31,072	54,964
Property and equipment, net	135	190
Operating lease right-of-use asset	71	274
Other assets	44	1,264
Total assets	$31,322	$56,692
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,286	$2,441
Accrued expenses	8,546	10,376
Operating lease liabilities	73	282
Debt, net	18,746	25,274
Total current liabilities	28,651	38,373
Total liabilities	28,651	38,373
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024; 10,248 shares issued and outstanding as of June 30, 2024 and December 31, 2023	5,452	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 39,417,171 and 39,093,509 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	282,123	278,786
Accumulated other comprehensive income (loss)	(5)	9
Accumulated deficit	(284,903)	(265,932)
Total stockholders’ equity	2,671	18,319
Total liabilities and stockholders’ equity	$31,322	$56,692

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$6,548	$8,197	$16,504	$15,804
General and administrative	3,041	4,253	6,961	8,853
Total operating expenses	9,589	12,450	23,465	24,657
Loss from operations	(9,589)	(12,450)	(23,465)	(24,657)
Other income (expense):
Interest income	457	887	1,049	1,765
Interest expense	(697)	(921)	(1,554)	(1,801)
Other income (expense)	(1)	—	4,999	—
Total other income (expense)	(241)	(34)	4,494	(36)
Net loss	(9,830)	(12,484)	(18,971)	(24,693)
Unrealized gain (loss) on short-term investments	1	(28)	(14)	63
Comprehensive loss	$(9,829)	$(12,512)	$(18,985)	$(24,630)
Net loss per share of common stock, basic and diluted	$(0.25)	$(0.32)	$(0.48)	$(0.64)
Weighted-average shares used to compute basic and diluted net loss per share	39,404,975	38,560,376	39,364,469	38,509,887

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance December 31, 2023	10	$5,452	39,094	$4	$278,786	$9	$(265,932)	$18,319
Issuance of common stock through "at the market" offering, net	—	—	138	—	80	—	—	80
Issuance of common stock upon vesting of restricted stock units	—	—	40	—	—	—	—	—
Share-based compensation	—	—	—	—	1,837	—	—	1,837
Unrealized loss on short-term investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(9,141)	(9,141)
Balance March 31, 2024	10	$5,452	39,272	$4	$280,703	$(6)	$(275,073)	$11,080
Issuance of common stock from employee stock plan	—	—	110	—	44	—	—	44
Issuance of common stock upon vesting of restricted stock units	—	—	34	—	—	—	—	—
Share-based compensation	—	—	—	—	1,376	—	—	1,376
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(9,830)	(9,830)
Balance June 30, 2024	10	$5,452	39,416	$4	$282,123	$(5)	$(284,903)	$2,671

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	18	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Unrealized gain on short-term investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(12,209)	(12,209)
Balance March 31, 2023	10	$5,452	38,411	$4	$272,827	$(87)	$(227,083)	$51,113
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	64	—	77	—	—	77
Issuance of common stock through "at the market" offering, net	—	—	57	—	127	—	—	127
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	1,977	—	—	1,977
Unrealized loss on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(12,484)	(12,484)
Balance June 30, 2023	10	$5,452	38,580	$4	$275,008	$(115)	$(239,567)	$40,782

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(18,971)	$(24,693)
Adjustments to reconcile net loss to net cash used in by operating activities:
Share-based compensation expense	3,213	4,089
Depreciation and amortization	206	241
Amortization of premiums and accretion of discounts on short-term investments, net	(560)	(1,061)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	206	1,016
Other assets	1,220	283
Accounts payable	(1,155)	695
Accrued expenses	(1,829)	97
Operating lease liabilities, net	(6)	3
Net cash used in operating activities	(17,676)	(19,330)
Investing activities
Purchases of property and equipment	—	(189)
Purchases of short-term investments	(9,643)	(41,453)
Proceeds from maturity of short-term investments	35,538	38,272
Net cash provided by (used in) investing activities	25,895	(3,370)
Financing activities
Issuance of common stock, net of issuance costs	80	127
Issuance of common stock upon option exercises and from employee stock plan	44	93
Payments on borrowings of debt	(6,679)	—
Net cash provided by (used in) financing activities	(6,555)	220
Net increase (decrease) in cash and cash equivalents	1,664	(22,480)
Cash and cash equivalents at beginning of period	12,317	36,773
Cash and cash equivalents at end of period	$13,981	$14,293
Supplemental disclosure of cash flow information
Interest paid	$1,485	$1,378
Interest received	$1,134	$1,733
Supplemental disclosure of noncash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$381

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Viracta is a clinical-stage, precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. In August 2024, Viracta announced it plans to pause the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company has devoted substantially all its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of June 30, 2024, had an accumulated deficit of $284.9 million. The Company expects to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Based on the Company's current financial position and business plan, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund its continued operations. The Company may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, it may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of its product candidates. As of June 30, 2024, the Company had cash, cash equivalents, and short-term investments of $30.0 million and working capital of $2.4 million.

On November 4, 2021, the Company entered into a loan and security agreement with Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), collectively referred to as “Lenders,” for up to $50.0 million, with $5.0 million refinanced at the time of entering into the agreement and $45.0 million available under certain circumstances, as amended August 26, 2022. The second tranche of $20.0 million was drawn by the Company on December 29, 2022. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023. Pursuant to the terms of the Second Amendment, the Company remitted a prepayment of $5.0 million toward the outstanding principal in March 2024 (see Note 5).

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Because management’s equity and/or debt financing plans, along with collaborative or other funding arrangements have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, the

Company has concluded that its plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on the Company's assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5) is not within the Company's control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of June 30, 2024. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with GAAP and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the year ended December 31, 2023, which are contained in the Company’s Current Report on Form 10-K filed with the SEC on March 7, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

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

The Company uses third party contract laboratories and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows the Company to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the six months ended June 30, 2024 and 2023, the Company had one contract laboratory that provided 32.1% and 10.7% of total third-party services, respectively.

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

The following tables summarize, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, in thousands:

		June 30, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$10,735	$—	$—	$10,735
Commercial paper	1 or less	999	—	—	999
Total cash equivalents		11,734	—	—	11,734

Short-term investments:
U.S. Treasury securities	1 or less	4,218	—	(3)	4,215
Commercial paper	1 or less	10,169	—	(2)	10,167
Corporate debt securities	1 or less	1,642	—	—	1,642
Total short-term investments		16,029	—	(5)	16,024
Total		$27,763	$—	$(5)	$27,758

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,535	$—	$—	$9,535
Commercial paper	1 or less	499			499
Total cash equivalents		10,034	—	—	10,034

Short-term investments:
U.S. Treasury securities	2 or less	11,371	8	—	11,379
Commercial paper	1 or less	14,931	10	—	14,941
Corporate debt securities	2 or less	3,796	4	—	3,800
U.S. Agency bonds	1 or less	11,267	—	(13)	11,254
Total short-term investments		41,365	22	(13)	41,374
Total		$51,399	$22	$(13)	$51,408

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

As of June 30, 2024, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of June 30, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. None of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months as of June 30, 2024 and December 31, 2023.

Accrued interest receivable on available-for-sale securities was immaterial at June 30, 2024 and December 31, 2023. We have not written off any accrued interest receivables for each of the three months ended June 30, 2024 and 2023.

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of June 30, 2024 and December 31, 2023, in thousands.

		Fair Value Measurements Using
	June 30, 2024	Level 1	Level 2
Cash equivalents:
Money market funds	$10,735	$10,735	$—
U.S. Treasury securities	999	999	—
Total cash equivalents	11,734	11,734	—

Short-term investments:
U.S. Treasury securities	4,215	4,215	—
Commercial paper	10,167	—	10,167
Corporate debt securities	1,642	—	1,642
U.S. Agency bonds	—	—	—
Total short-term investments	16,024	4,215	11,809
Total	$27,758	$15,949	$11,809

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$9,535	$9,535	$—
Commercial paper	499	—	499
Total cash equivalents	10,034	9,535	499

Short-term investments:
U.S. Treasury securities	11,379	11,379	—
Commercial paper	14,941	—	14,941
Corporate debt securities	3,800	—	3,800
U.S. Agency bonds	11,254	—	11,254
Total short-term investments	41,374	11,379	29,995
Total	$51,408	$20,914	$30,494

The Company had no liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

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

The following common stock equivalent securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Shares issuable upon conversion of preferred stock	292,799	292,799
Common stock options and RSUs outstanding	11,971,083	9,633,971
ESPP shares pending issuance	13,602	18,277
Warrants to purchase common stock	23,100	23,100
Total excluded securities	12,300,584	9,968,147

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company will adopt as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and as a result, based on the Company's preliminary assessment, does not believe any will have a material impact on the condensed consolidated financial statements or related footnote disclosures.

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

On March 22, 2021, the Company entered into a Royalty Purchase Agreement with XOMA (US) LLC (“XOMA”), in which XOMA purchased the potential future milestones and royalties associated with the Day One license agreement and the Denovo license agreement, each as described above (the “XOMA Transaction”). The Company received and recorded as a gain in the statement of operations and comprehensive loss for the year ended December 31, 2021, an upfront payment of $13.5 million, and retained a pre-commercialization, event-based milestone.

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

Pursuant to the Day One Amendment, the Company received and recorded $5.0 million as other income in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2024.

4. Financial Statement Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued payroll and benefits	$565	$3,374
Accrued clinical trial and contract expenses	7,378	6,456
Accrued professional services and expenses	396	258
Other accrued expenses	207	288
Total accrued expenses	$8,546	$10,376

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

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. As the Milestone was not met as of December 31, 2023, the period of interest only was scheduled to be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, but was modified pursuant to the Second Amendment to the SVB-Oxford Loan Facility entered into on March 1, 2024 (the “Second Amendment”). The Second Amendment provides for a modification of the loan amortization period and a pro rata reduction in the prospective debt amortization schedule, in exchange for a partial prepayment of the term loan. Pursuant to the terms of the Second Amendment, the Company remitted a prepayment of $5.0 million toward the outstanding principal in March 2024. Under the terms of the Second Amendment, principal amortization was deferred between March 2024 and June 2024, and during that time we made payments of interest-only. Principal amortization payments recommenced in July 2024, to be followed by 29 equal monthly payments of principal plus accrued interest through maturity. There were no changes to the maturity date of the term loan. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of June 30, 2024, the per annum interest rate was 13.40%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan, and is being accrued through interest expense using the effective interest method.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility which also contains customary indemnification obligations and customary events of default, including a material adverse change clause. In the event of default by the Company under the SVB-Oxford Loan Facility, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB-Oxford Loan Facility. As of June 30, 2024, the Company is in compliance with all nonfinancial and financial covenants under the SVB-Oxford Loan Facility, and there has been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of June 30, 2024.

The following table summarizes future principal payments, including the final payment, under the terms of the SVB-Oxford Loan Facility as of June 30, 2024 (in thousands):

Years Ending December 31,
2024 (remaining)	$3,842
2025	7,685
2026	7,045
Total future principal payments	18,572
Final payment, net of unamortized prepayment	279
Unamortized discount	(105)
Total, net	$18,746

6. Stockholders’ Equity

Sale Agreement

On May 28, 2021, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which the Company may offer and sell up to $50.0 million of shares (the “Shares”) of its common stock, par value $0.0001 per share, from time to time through the Sales Agent. The sales and issuances of the Shares by the Company under the Sale Agreement have been pursuant to the Company’s registration statement on Form S-3 (the “Registration Statement”), and filed with the SEC on May 28, 2021, declared effective by the SEC on June 4, 2021; however, the Registration Statement expired on May 28, 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional Shares under the Sale Agreement.

Sales of the Shares pursuant to the Sale Agreement have been made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Stock Market, or sales made into any other existing trading market for the common stock. The Sales Agent has not been required to sell any specific amount of securities, but has acted as the Company’s sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose).

For the six months ended June 30, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. For the six months ended June 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions.

Convertible Preferred Stock

In connection with the Merger, all the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. There were 10,248 shares of this preferred stock outstanding as of June 30, 2024, of which 1,915 shares were Series E Stock and 8,333 shares were Series F Stock.

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

Share-Based Compensation

The share-based compensation cost recorded in the accompanying condensed consolidated statements of operations and comprehensive loss is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$558	$645	$1,183	$1,385
General and administrative	818	1,332	2,030	2,704
Total	$1,376	$1,977	$3,213	$4,089

As of June 30, 2024, unrecognized compensation expense related to unvested options granted and unvested RSUs totaled $8.7 million and $0.1 million, respectively. The expense for unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.2 and 0.9 years, respectively.

7. Commitments and Contingencies

Leases

In June 2020, the Company amended its existing office leases to enter into a noncancelable operating lease to extend the lease terms through August 2023 with a renewal option for an additional year (“Amended Lease”). In February 2023, the Company exercised the option for a one-year extension of the Amended Lease, extending the lease term from August 2023 to August 2024. The Amended Lease monthly base rent will increase approximately 4% annually from $20,019 to $22,195 over the life of the lease, including utilities and other operating costs. Upon the execution of the one-year extension on the Amended Lease, the Company recorded an additional operating lease right-of-use (“ROU”) asset and corresponding lease liability for $0.2 million.

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

The following table summarizes future minimum payments under the Company's operating leases as of June 30, 2024 (in thousands):

Year Ending December 31,
2024	$73
Total lease payments	73
Less: imputed interest	—
Total operating lease liabilities	$73

Other supplemental cash flow information consisted of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$220	$213

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, director, or employee is, or was, serving at the Company’s request in such capacity.

During the quarter ended March 31, 2024, the Company determined the retrospective insurance policy recorded as an asset upon the Merger on February 24, 2021, should have been expensed by Sunesis prior to the Merger. Consequently, for the six months ended June 30, 2024, the Company recorded a $1.8 million expense for the remaining prepaid retrospective insurance policy to research and development expense in the condensed consolidated statement of operations and comprehensive loss.

8. Subsequent Events

In July 2024, the Company committed to and implemented a reduction in force, to be completed in August 2024, that impacted approximately 23% of the Company’s workforce. The Company expects to recognize approximately $0.7 million in total expenses for severance and related benefits for employees laid off under the reduction in force, consisting primarily of severance payments and continued healthcare benefits for a specific period of time. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the reduction in force.

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

Overview

Viracta is a clinical-stage precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. In August 2024, Viracta announced it plans to pause the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program.

EBV+ Lymphoma

In June 2021, Viracta initiated NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial to evaluate Nana-val for the treatment of patients with R/R EBV+ lymphoma. The primary endpoint of this trial is objective response rate, with key secondary endpoints including duration of response, survival outcomes, and the safety profile of the combined treatment. Patients with R/R disease following two or more prior therapies (one or more prior therapies for extranodal NK/T cell lymphoma and peripheral T-cell lymphoma) without curative treatment options were eligible for enrollment. If successful, Viracta believes this trial, together with the randomized controlled trial discussed below, could potentially support multiple new drug application filings across various EBV+ lymphoma subtypes. This trial employs a Simon two-stage design where a limited number of patients are initially enrolled into cohorts in Stage 1 and, if at least 2 patients in a cohort respond, then additional patients will be enrolled in Stage 2. In June 2023, Viracta announced this efficacy threshold was reached in the first five patients with R/R EBV+ peripheral T-cell lymphoma (“PTCL”) enrolled and treated with Nana-val.

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

In December 2023, Viracta completed enrollment of Stage 1 in the R/R EBV+ PTCL cohort of patients (n=10 patients treated with nanatinostat and n=10 patients treated with Nana-val), efficacy and safety data from which were reported at the April 2024 Joint Annual Congress of Taiwan Society of Blood and Marrow Transplantation and The Hematology Society of Taiwan. Nana-val demonstrated substantially greater efficacy than nanatinostat monotherapy, further validating its Kick and Kill mechanism of action. In March 2024, Viracta also completed enrollment of Stage 2 in the R/R EBV+ PTCL cohort of patients (n=21 total patients treated with Nana-val across Stage 1 and Stage 2) and began enrolling additional patients with R/R EBV+ PTCL into the post-Stage 2 expansion cohort in the second quarter of 2024. In August 2024, Viracta reported combined Stages 1 and 2 data from the R/R EBV+ PTCL cohort of 21 patients in the NAVAL-1 trial, and announced it had held a meeting with the U.S. Food and Drug Administration (the “FDA”), which provided clarity on the potential regulatory path to initial registration of Nana-val for the treatment of patients with R/R EBV+ PTCL. Based on these outcomes, Viracta plans to focus the primary analysis on the second-line EBV+ PTCL subpopulation in the ongoing expansion phase of the NAVAL-1 trial and plans to initiate a randomized controlled trial of Nana-val in the second-line treatment of EBV+ PTCL patients in 2025 to support potential registration.

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

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label, Phase 1b/2 trial for the treatment of patients with recurrent or metastatic (“R/M”) EBV+ NPC and other EBV+ solid tumors. This trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with a PD-1 checkpoint inhibitor. The Phase 1b dose escalation study is designed to evaluate the safety, pharmacokinetics (“PK”), and antitumor activity of Nana-val in patients with R/M EBV+ NPC and to determine its recommended Phase 2 dose (“RP2D”). In August 2023, Viracta announced that it has completed enrollment through the fifth dose cohort in the dose escalation portion of the study. In October 2023, Viracta announced patient responses that included two confirmed partial responses at the higher dose levels and five stable diseases in 17 patients enrolled without any dose-limiting toxicities (“DLTs”) observed through the fifth dose cohort. Viracta amended the clinical trial protocol in October 2023 to include additional dose levels in its Phase 1b dose escalation portion, including higher dose levels of Nana-val on a novel split daily dosing schedule to potentially optimize the RP2D. In May 2024, Viracta announced it completed enrollment through the sixth dose in the Phase 1b dose escalation portion of the study and started enrolling patients into the seventh dose cohort. In August 2024, in conjunction with announcing combined Stages 1 and 2 R/R EBV+PTCL data from the NAVAL-1 trial plus additional clarity received on the regulatory pathway in its development of Nana-val in patients with R/R EBV+ PTCL, Viracta announced it has aligned resources to focus on its more advanced EBV+ lymphoma program and will pause the EBV+ solid tumor program. The RP2D is expected to be determined in the second half of 2024.

In December 2023, the FDA granted an orphan drug designation to Nana-val for the treatment of NPC. This represents the first orphan drug designation granted for Nana-val in EBV+ solid tumors outside of EBV-associated lymphomas.

Macroeconomic Environment

Businesses throughout our industry have been and will continue to be impacted by a number of challenging and unexpected global and national events and circumstances that continue to evolve, including without limitation the military conflicts in Ukraine and the Middle East, increased economic uncertainty, inflation, rising interest rates, recent and any potential future financial institution failures, and other geopolitical tensions. While the Company does not have any clinical trial sites or other clinical trial activities in Ukraine, Russia, Gaza or the West Bank, the extent of the impact of these events and circumstances on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and scope of the events and their impact on our development activities, third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. We have been affected and continue to actively monitor the potential impacts that these various events and circumstances may have on our business and we take steps, where warranted, in an effort to minimize any potential negative impacts on our business resulting from these events and circumstances.

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

The majority of our research and development expenses to date have been incurred in connection with the development of Nana-val. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development and commercialization of Nana-val is still highly uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of Nana-val, though such costs may be significant, and we expect that we will incur increased costs beginning in 2025 in connection with the initiation of the planned randomized controlled trial of Nana-val in the second-line treatment of EBV+ PTCL patients. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly traded company, including fees associated with investor relations and directors' and officers' liability insurance premiums. While we anticipate certain cost reductions following the reduction in force we implemented in August 2024, we expect that general and administrative expenses will increase in the future as we expand our operating activities, initiate the planned randomized controlled trial of Nana-val in the second-line treatment of EBV+ PTCL patients, prepare for the growth needs associated with potential commercialization of Nana-val and continue to incur additional costs associated with being a publicly traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Research and development expenses	$6,548	$8,197	$(1,649)
General and administrative expenses	3,041	4,253	(1,212)

Research and development expenses. Research and development expenses decreased by approximately $1.6 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The net decrease in research and development expenses was driven by a decrease in costs related to our clinical development programs of $0.9 million and a decrease in personnel-related costs of $0.7 million.

General and administrative expenses. General and administrative expenses decreased by approximately $1.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The net decrease in general and administrative expenses was driven by a decrease in personnel-related costs of $0.9 million, and lower consulting costs and liability insurance premiums of $0.4 million.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Research and development expenses	$16,504	$15,804	$700
General and administrative expenses	6,961	8,853	(1,892)

Research and development expenses. Research and development expenses increased by approximately $0.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The net increase in research and development expenses was largely due to a non-cash adjustment for insurance costs related to the February 2021 merger of $1.8 million recorded for the six months ended June 30, 2024, partially offset by a decrease in costs related to our clinical development programs of $0.6 million and personnel-related costs of $0.4 million.

General and administrative expenses. General and administrative expenses decreased by approximately $1.9 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was largely driven by a net decrease in personnel-related costs of $0.9 million and lower liability insurance premiums of $0.5 million. The remaining decrease in general and administrative expenses was due to lower consulting and legal costs.

Liquidity and Capital Resources

As of June 30, 2024, we have devoted substantially all our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of June 30, 2024, had an accumulated deficit of $284.9 million. We expect to continue to incur net losses and operating cash outflows for at least the next several years. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. Based on our current financial position and business plan, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund our continued operations. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. For example, in July 2024, we announced we had implemented a reduction in force, to be completed in August 2024, that impacted approximately 23% of our workforce. In addition, in August 2024, we announced our plans to pause the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program. As of June 30, 2024, we had cash and cash equivalents and short-term investments of $30.0 million and working capital of $2.4 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. During the six months ended June 30, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. The sales and issuances, if any, of the Shares by us under the Sale Agreement have been pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The registration statement on Form S-3 expired on May 28, 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional Shares under the Sale Agreement.

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

On March 1, 2024, we entered into a Second Amendment (the “Second Amendment”) under the SVB-Oxford Loan Facility, providing for a modification of the loan amortization period and a pro rata reduction in the prospective debt amortization schedule, in exchange for a partial prepayment of the term loan. Pursuant to the terms of the Second Amendment, we remitted a prepayment of $5.0 million toward the outstanding principal in March 2024. Under the terms of the Second Amendment, principal amortization was deferred between March 2024 and June 2024, and during that time we made payments of interest-only. Principal amortization payments recommenced in July 2024, to be followed by 29 equal monthly payments of principal plus accrued interest through maturity. There were no changes to the maturity date of the term loan.

Based on the Company’s current financial position and business plan, management believes that our existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of the condensed consolidated financial statements included herein. These matters, including the Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Because our equity and/or debt financing plans, along with collaborative or other funding arrangements, have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, we have concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on management’s assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5 of the financial statements included herein) is not within our control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of June 30, 2024. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes we will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

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

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(17,676)	$(19,330)
Net cash provided by (used in) investing activities	25,895	(3,370)
Net cash provided by (used in) financing activities	(6,555)	220
Net increase (decrease) in cash and cash equivalents	$1,664	$(22,480)

Operating Activities. Net cash used in operating activities was $17.7 million for the six months ended June 30, 2024, as compared to net cash used in operating activities of $19.3 million for the six months ended June 30, 2023. This change was primarily due to a decrease in net loss, excluding share-based compensation, as a result of $5.0 million in other income received related to the pre-commercialization, event-based milestone monetized in March 2024, partially offset by the net aggregate change in operating assets and liabilities.

Investing Activities. Net cash provided by investing activities was $25.9 million for the six months ended June 30, 2024, compared to $3.4 million of net cash used in investing activities for the six months ended June 30, 2023. This change was the net result of proceeds from maturities exceeding purchases of short-term investments for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Financing Activities. Net cash used in financing activities was $6.6 million for the six months ended June 30, 2024, compared to $0.2 million of net cash provided by financing activities for the six months ended June 30, 2023. This change was primarily the result of debt principal payments and a prepayment totaling $6.7 million, offset by proceeds from the issuance of common stock through the Company's common stock Sale Agreement of $0.1 million, net of commissions, for the six months ended June 30, 2024, and issuance of common stock from the Company's employee stock plan.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•
our ability to obtain and maintain sufficient financial and other resources to complete clinical development and commercialization for Nana-val;
•
our ability to remain in compliance with the SVB-Oxford Loan Facility and any determination by the lenders thereunder that the material adverse change clause has been triggered;
•
our ability to provide acceptable evidence of safety and efficacy for Nana-val;
•
any additional clinical trials and other studies of Nana-val that we undertake, including the planned randomized controlled trial of Nana-val in the second-line treatment of EBV+ PTCL patients;
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

As required by SEC Rule 13a-15(b), as of June 30, 2024 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, Nana-val. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, based on FDA feedback, we plan to initiate a randomized controlled trial of Nana-val in the second-line treatment of EBV+ PTCL patients in 2025 to support potential registration, which will involve previously unexpected expenses. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including Nana-val, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote Nana-val, or any other product candidate, in the U.S. before it receives marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of June 30, 2024, we had $30.0 million in cash and cash equivalents and short-term investments. As set forth above, based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our planned operating expenses and capital expenditures for at least twelve months from the issuance date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Moreover, our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to obtain additional funds sooner than we currently expect.

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

Our ability to raise additional funds may be adversely impacted by a challenging investment climate for United States biotechnology companies, as well as potential worsening general global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other matters, any resurgence or other outbreak of COVID-19 cases, the military conflicts in Eastern Europe, the Middle East and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts. For example, in August 2024, we announced our plans to pause the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program.

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

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances of the Shares by us under the Sale Agreement have been pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The registration statement on Form S-3 expired on May 28, 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional Shares under the Sale Agreement. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. For the six months ended June 30, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. As of June 30, 2024, the Company had approximately $47.2 million available under the Sale Agreement. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations to complete the development of Nana-val.

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

In addition, we have previously and may further encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. For example, we announced in August 2024 that we plan to pause Nana-val EBV+ solid tumor program. We may also need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $19.0 million for the three months ended June 30, 2024. As of June 30, 2024, we have an accumulated deficit of $284.9 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. Our other programs are in preclinical discovery and research stages, and we have paused certain development activities related thereto. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
performance and ability of CROs and other partners to maintain compliance with applicable regulatory requirements;
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
•
changes in government regulations or administrative actions or lack of adequate funding to continue the trials; or
•
business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters and public health epidemics, such as the COVID-19 pandemic.

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
•
negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain drug development programs;
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval. For example, based on FDA feedback, we announced in August 2024 that we plan to initiate a randomized controlled trial of Nana-val in 2025, which will involve previously unexpected costs.

Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to conduct additional studies to further evaluate the product candidates’ safety, interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from obtaining regulatory approval, achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly. For example, in our ongoing Phase 1b/2 trial of Nana-val, while most treatment-related adverse events were mild or moderate, most commonly thrombocytopenia, nausea, neutropenia and fatigue, there were instances of Grade 3/4 treatment-related adverse events: neutropenia, anemia, and nausea.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. For instance, we do not know whether Nana-val will perform in current or future clinical trials as it has performed in preclinical studies or prior clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Additionally, while we are aware of several other approved and clinical-stage HDAC inhibitors being developed by multiple other companies, to our knowledge, there are no HDAC inhibitors approved specifically for the treatment of EBV+ cancer. As such, the development of Nana-val and our stock price may be impacted by inferences, whether correct or not, that are drawn between the success of our product candidate and those of other companies’ HDAC inhibitors. Regulatory authorities may also limit the scope of later-stage clinical trials until we have demonstrated satisfactory safety, which could delay regulatory approval, limit the size of the patient population to which it may market our product candidates, or prevent regulatory approval.

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

From time to time, we may publicly disclose preliminary, interim, or topline data from our clinical trials, such as data from the post-Stage 2 expansion cohort of patients with R/R EBV+ PTCL from our ongoing Phase 2 clinical trial of Nana-val. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

We are currently focusing the majority of our resources and efforts on developing Nana-val for particular indications and advancing our preclinical programs. As a result, because we have limited resources, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential or may utilize our limited resources on research and development activities that do not yield a viable product candidate. For example, in August 2023 we announced the strategic prioritization of three lymphoma subtypes in the NAVAL-1 trial to enable the allocation of resources to those indications we believe have the greatest probability of success and market opportunity in key geographies and in August 2024 we announced that we plan to pause the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development activities for Nana-val and other programs may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target markets for Nana-val or any of our other programs, we may relinquish valuable rights to that product candidate or program through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation or administrative action, either in the United States or abroad. For example, the government may implement additional measures in response to any resurgence of the COVID-19 pandemic or other public health emergencies. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

If experienced employees leave, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. For example, our Chief Executive Officer, Mark Rothera, joined us in September 2022, our Chief Medical Officer, Darrel P. Cohen M.D., Ph.D., joined us in August 2023, and our Chief Financial Officer, Michael Faerm, joined us in May 2024. It is important to our success that any executives who join us quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our current corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards as well as concerns related to the risk of our ability to continue as a going concern.

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

As of June 30, 2024, we had 40 full-time employees, including 31 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect we will eventually need additional managerial, operational, sales, marketing, financial and other personnel. However, in July 2024, we committed to and implemented a reduction in force, to be completed in August 2024, that impacted approximately 23% of the Company’s workforce. Future growth would impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization, when required, by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize Nana-val and other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to the military conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

There can be no assurance that a product candidate that has been out-licensed, such as vosaroxin to Denovo and DAY101 (formerly TAK-580) to Day One Biopharmaceuticals, Inc. (“Day One,” formerly known as DOT Therapeutics-1, Inc.), will be successfully developed and commercialized. The product candidate(s) may fail in development, or our partner(s) may elect to discontinue development and/or terminate their agreement(s) with us. Completing development of one of these product candidates could require significant resources. If we cannot find another partner and do not undertake development on our own, there will be no possibility of any future upside from such product candidate, including payments that we may be eligible for under our royalty purchase agreement with XOMA (US) LLC, as amended. As disclosed in our Form 8-K filed on March 7, 2024, we entered into an amended license agreement with Day One to monetize a pre-commercialization, event-based milestone for $5.0 million, and entered into a corresponding amended Royalty Purchase Agreement with XOMA to modify the economic value-share under the Royalty Purchase Agreement, thereby reducing the milestone percentage under the agreement and our upside from such product candidate under the agreement.

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

For example, if at any time the bid price of our common stock closes below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Global Select Market. On May 28, 2024, we received a notice from Nasdaq indicating that for the last 30 consecutive days, the minimum bid price of the Company's stock had been below $1.00. We have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we will be reviewing our options to regain compliance with the minimum bid requirements. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of the date of filing this report, our stock has closed below $1.00 per share on every trading day since April 15, 2024. On August 13, 2024, the closing price of our common stock was $0.47 per share.

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

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1#	Employment Agreement by and between the Company and Michael Faerm, dated May 11, 2024, incorporated by referenced to Exhibit 10.1 on the Registrant's Current Report on Form 8-K filed on May 14, 2024.

10.2^#	Amended and Restated Outside Director Compensation Policy.

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: August 14, 2024	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Michael Faerm
Michael Faerm
Chief Financial Officer
(Principal Financial and Accounting Officer)