Form 10-Q
period 2024-09-30
Viracta Therapeutics, Inc.
filed 2024-11-13
CIK 1061027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 39,744,222 shares of common stock outstanding.

VIRACTA THERAPEUTICS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Viracta Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,127	$12,317
Short-term investments	8,005	41,374
Prepaid expenses and other current assets	671	1,273
Total current assets	21,803	54,964
Property and equipment, net	111	190
Operating lease right-of-use asset	—	274
Other assets	44	1,264
Total assets	$21,958	$56,692
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,817	$2,441
Accrued expenses	9,847	10,376
Operating lease liabilities	—	282
Debt, net	16,911	25,274
Total current liabilities	28,575	38,373
Total liabilities	28,575	38,373
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024, and 10,248 shares issued and outstanding as of December 31, 2023	—	5,452
Common stock, $0.0001 par value; 400,000,000 shares authorized; 39,744,222 and 39,093,509 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	288,826	278,786
Accumulated other comprehensive income	9	9
Accumulated deficit	(295,456)	(265,932)
Total stockholders’ equity (deficit)	(6,617)	18,319
Total liabilities and stockholders’ equity	$21,958	$56,692

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$7,181	$8,158	$23,685	$23,962
General and administrative	3,004	4,317	9,966	13,170
Total operating expenses	10,185	12,475	33,651	37,132
Loss from operations	(10,185)	(12,475)	(33,651)	(37,132)
Other income (expense):
Interest income	312	827	1,361	2,593
Interest expense	(679)	(953)	(2,233)	(2,755)
Other income (expense)	(1)	1	4,999	1
Total other income (expense)	(368)	(125)	4,127	(161)
Net loss	(10,553)	(12,600)	(29,524)	(37,293)
Unrealized gain on short-term investments	14	50	—	113
Comprehensive loss	$(10,539)	$(12,550)	$(29,524)	$(37,180)
Net loss per share of common stock, basic and diluted	$(0.27)	$(0.33)	$(0.75)	$(0.97)
Weighted-average shares used to compute basic and diluted net loss per share	39,574,070	38,683,858	39,434,846	38,568,515

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income (Loss)	Deficit	Equity (Deficit)
Balance December 31, 2023	10	$5,452	39,094	$4	$278,786	$9	$(265,932)	$18,319
Issuance of common stock through "at the market" offering, net	—	—	138	—	80	—	—	80
Issuance of common stock upon vesting of restricted stock units	—	—	40	—	—	—	—	—
Share-based compensation	—	—	—	—	1,837	—	—	1,837
Unrealized loss on short-term investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(9,141)	(9,141)
Balance March 31, 2024	10	$5,452	39,272	$4	$280,703	$(6)	$(275,073)	$11,080
Issuance of common stock from employee stock plan	—	—	110	—	44	—	—	44
Issuance of common stock upon vesting of restricted stock units	—	—	34	—	—	—	—	—
Share-based compensation	—	—	—	—	1,376	—	—	1,376
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(9,830)	(9,830)
Balance June 30, 2024	10	$5,452	39,416	$4	$282,123	$(5)	$(284,903)	$2,671
Issuance of common stock upon vesting of restricted stock units	—	—	35	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(10)	(5,452)	293	—	5,452	—	—	—
Share-based compensation	—	—	—	—	1,251	—	—	1,251
Unrealized gain on short-term investments	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(10,553)	(10,553)
Balance September 30, 2024	—	$—	39,744	$4	$288,826	$9	$(295,456)	$(6,617)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance December 31, 2022	10	$5,452	38,345	$4	$270,699	$(178)	$(214,874)	$61,103
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	18	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Unrealized gain on short-term investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(12,209)	(12,209)
Balance March 31, 2023	10	$5,452	38,411	$4	$272,827	$(87)	$(227,083)	$51,113
Issuance of common stock upon exercise of stock options and from employee stock plan	—	—	64	—	77	—	—	77
Issuance of common stock through "at the market" offering, net	—	—	57	—	127	—	—	127
Issuance of common stock upon vesting of restricted stock units	—	—	48	—	—	—	—	—
Share-based compensation	—	—	—	—	1,977	—	—	1,977
Unrealized loss on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(12,484)	(12,484)
Balance June 30, 2023	10	$5,452	38,580	$4	$275,008	$(115)	$(239,567)	$40,782
Issuance of common stock upon vesting of restricted stock units	—	—	45	—	—	—	—	—
Share-based compensation	—	—	—	—	1,776	—	—	1,776
Unrealized gain on short-term investments	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(12,600)	(12,600)
Balance September 30, 2023	10	$5,452	38,625	$4	$276,784	$(65)	$(252,167)	$30,008

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(29,524)	$(37,293)
Adjustments to reconcile net loss to net cash used in by operating activities:
Share-based compensation expense	4,464	5,865
Depreciation and amortization	316	369
Amortization of premiums and accretion of discounts on short-term investments, net	(685)	(1,579)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	602	1,215
Other assets	1,220	424
Accounts payable	(625)	(178)
Accrued expenses	(529)	1,313
Operating lease liabilities, net	(8)	(1)
Net cash used in operating activities	(24,769)	(29,865)
Investing activities
Purchases of property and equipment	—	(138)
Purchases of short-term investments	(13,133)	(59,656)
Proceeds from maturity of short-term investments	47,188	65,522
Net cash provided by investing activities	34,055	5,728
Financing activities
Issuance of common stock, net of issuance costs	80	127
Issuance of common stock upon option exercises and from employee stock plan	44	93
Payments on borrowings of debt	(8,600)	—
Net cash provided by (used in) financing activities	(8,476)	220
Net increase (decrease) in cash and cash equivalents	810	(23,917)
Cash and cash equivalents at beginning of period	12,317	36,773
Cash and cash equivalents at end of period	$13,127	$12,856
Supplemental disclosure of cash flow information
Interest paid	$2,285	$2,224
Interest received	$1,440	$2,578
Supplemental disclosure of noncash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$381
Conversion of convertible preferred stock into common stock	$5,452	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

Viracta Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Viracta Therapeutics, Inc. (“Viracta,” the “Company,” or the “combined company”), formerly known as Sunesis Pharmaceuticals, Inc., was incorporated in the state of Delaware in February 1998 and is based in San Diego, California. Viracta is a clinical-stage, precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Viracta has paused the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program.

Merger Transaction between Private Viracta Therapeutics, Inc. and Sunesis Pharmaceuticals, Inc. and Name Change

On November 29, 2020, the Company, then operating as Sunesis Pharmaceuticals, Inc., entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with privately held Viracta Therapeutics, Inc. (“Private Viracta”) and Sol Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”). On February 24, 2021, the transactions contemplated by the Merger Agreement were completed, and Merger Sub merged into Private Viracta, with Private Viracta surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Sunesis changed its name to Viracta Therapeutics, Inc. On February 25, 2021, the combined company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “VIRX”.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company has devoted substantially all its efforts to product development and has not realized product sales revenues from its planned principal operations. The Company has a limited operating history, and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses since its inception and, as of September 30, 2024, had an accumulated deficit of $295.5 million and a stockholders' deficit of $6.6 million. The Company expects to continue to incur net losses and operating cash outflows for the foreseeable future. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Based on the Company's current financial position and business plan, the Company will need to raise additional capital through the issuance of its common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund its continued operations. The Company may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If the Company is unable to raise capital or enter into such agreements as and when needed, it may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of its product candidates. As of September 30, 2024, the Company had cash, cash equivalents, and short-term investments of $21.1 million and working capital deficit of $6.8 million.

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

Based on the Company’s current financial position and business plan, management believes that its existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Because management’s equity or debt financing plans, or both, along with collaborative or other funding arrangements have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, the Company has concluded that its plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on the Company's assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5) is not within the Company's control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of September 30, 2024. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to its ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with GAAP and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes for the year ended December 31, 2023, which are contained in the Company’s Current Report on Form 10-K filed with the SEC on March 7, 2024. The results for interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited consolidated financial statements within its Annual Report on Form 10-K for the year ended December 31, 2023. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

The Company uses third party contract laboratories and facilities for the manufacture and testing of drug substance, drug product, and clinical trial material while providing internal oversight on technical development, quality and regulatory compliance. This outsourcing model allows the Company to maintain a flexible infrastructure and capital efficiency while focusing its expertise on developing its products. For the nine months ended September 30, 2024 and 2023, the Company had one contract laboratory that provided 34.2% and 20.0% of total third-party services, respectively.

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

The following tables summarize, by major security type, the Company's cash equivalents and short-term investments that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, in thousands:

		September 30, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,977	$—	$—	$9,977
Commercial paper	1 or less	1,743	—	—	1,743
Total cash equivalents		11,720	—	—	11,720

Short-term investments:
U.S. Treasury securities	1 or less	4,364	6	—	4,370
Commercial paper	1 or less	2,496	1	—	2,497
Corporate debt securities	1 or less	889	2	—	891
U.S. Agency bonds	1 or less	247	—	—	247
Total short-term investments		7,996	9	—	8,005
Total		$19,716	$9	$—	$19,725

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,535	$—	$—	$9,535
Commercial paper	1 or less	499			499
Total cash equivalents		10,034	—	—	10,034

Short-term investments:
U.S. Treasury securities	2 or less	11,371	8	—	11,379
Commercial paper	1 or less	14,931	10	—	14,941
Corporate debt securities	2 or less	3,796	4	—	3,800
U.S. Agency bonds	1 or less	11,267	—	(13)	11,254
Total short-term investments		41,365	22	(13)	41,374
Total		$51,399	$22	$(13)	$51,408

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

As of December 31, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The Company does not currently intend to sell the investments before recovery of their amortized cost basis, which may be at the time of maturity. As of September 30, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments. None of the short-term investments were in a continuous unrealized loss position for a period greater than 12 months as of September 30, 2024 and December 31, 2023.

Accrued interest receivable on available-for-sale securities was immaterial at September 30, 2024 and December 31, 2023. We have not written off any accrued interest receivables for each of the three months ended September 30, 2024 and 2023.

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

Below is a summary of assets, including cash equivalents and short-term investments, measured at fair value as of September 30, 2024 and December 31, 2023, in thousands.

		Fair Value Measurements Using
	September 30, 2024	Level 1	Level 2
Cash equivalents:
Money market funds	$9,977	$9,977	$—
Commercial paper	1,743	—	1,743
Total cash equivalents	11,720	9,977	1,743

Short-term investments:
U.S. Treasury securities	4,370	4,370	—
Commercial paper	2,497	—	2,497
Corporate debt securities	891	—	891
U.S. Agency bonds	247	—	247
Total short-term investments	8,005	4,370	3,635
Total	$19,725	$14,347	$5,378

		Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$9,535	$9,535	$—
Commercial paper	499	—	499
Total cash equivalents	10,034	9,535	499

Short-term investments:
U.S. Treasury securities	11,379	11,379	—
Commercial paper	14,941	—	14,941
Corporate debt securities	3,800	—	3,800
U.S. Agency bonds	11,254	—	11,254
Total short-term investments	41,374	11,379	29,995
Total	$51,408	$20,914	$30,494

The Company had no liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

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

The following common stock equivalent securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Shares issuable upon conversion of preferred stock	—	292,799
Common stock options and RSUs outstanding	10,858,957	9,737,390
ESPP shares pending issuance	35,320	68,465
Warrants to purchase common stock	23,100	23,100
Total excluded securities	10,917,377	10,121,754

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

Pursuant to the Day One Amendment, the Company received and recorded $5.0 million as other income in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2024.

4. Financial Statement Details

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued payroll and benefits	$739	$3,374
Accrued clinical trial and contract expenses	8,319	6,456
Accrued professional services and expenses	604	258
Other accrued expenses	185	288
Total accrued expenses	$9,847	$10,376

5. Debt

Loan Agreement

On November 4, 2021, the Company entered into a loan and security agreement with SVB and Oxford, as amended August 26, 2022 and March 1, 2024, (the “SVB-Oxford Loan Facility”) for up to $50.0 million. The existing $5.0 million debt balance from the Company’s previous credit facility with SVB was replaced under this SVB-Oxford Loan Facility. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million was available in two additional tranches of $20.0 million and $25.0 million under certain circumstances, and the Company was under no obligation to draw funds in the future. The second tranche of $20.0 million was drawn by the Company on December 29, 2022. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023.

The loan will be due on the scheduled maturity date of November 1, 2026 (the “Maturity Date”). In accordance with the original terms of the SVB-Oxford Loan Facility, repayment of the loan is interest only through December 31, 2023, and if evidence of positive Phase 1(b) data in the EBV+ solid tumor trial sufficient to advance into Phase 2 is delivered to the Lenders and confirmed by the Company's board of directors prior to December 31, 2023 (the “Milestone”), the interest-only period would be extended through December 31, 2024. As the Milestone was not met as of December 31, 2023, the period of interest only was scheduled to be followed by 35 equal monthly payments of principal plus accrued interest commencing on January 1, 2024, but was modified pursuant to the Second Amendment to the SVB-Oxford Loan Facility entered into on March 1, 2024 (the “Second Amendment”). The Second Amendment provides for a modification of the loan amortization period and a pro rata reduction in the prospective debt amortization schedule, in exchange for a partial prepayment of the term loan. Pursuant to the terms of the Second Amendment, the Company remitted a prepayment of $5.0 million toward the outstanding principal in March 2024. Under the terms of the Second Amendment, principal amortization was deferred between March 2024 and June 2024, and during that time the Company made payments of interest-only. Principal amortization payments recommenced in July 2024, to be followed by 29 equal monthly payments of principal plus accrued interest through maturity. There were no changes to the maturity date of the term loan. The per annum interest rate for any outstanding loan is equal to the greater of (i) 8.15% and (ii) the sum of (a) the Prime Rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.90%. As of September 30, 2024, the per annum interest rate was 12.90%. In addition, a final payment of 5.0% of the amount of the loan drawn will be due on the earlier of the Maturity Date, acceleration of the loan, or prepayment of the loan, and is being accrued through interest expense using the effective interest method.

The Company is subject to customary affirmative and restrictive covenants under the SVB-Oxford Loan Facility which also contains customary indemnification obligations and customary events of default, including a material adverse change clause. In the event of default by the Company under the SVB-Oxford Loan Facility, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the SVB-Oxford Loan Facility. As of September 30, 2024, the Company is in compliance with all nonfinancial and financial covenants under the SVB-Oxford Loan Facility, and there has been no material adverse change.

The debt issuance costs are being accounted for as a debt discount. The debt discount is being amortized as interest expense over the term of the loan using the effective interest method. The carrying value of the debt approximates the fair value (Level 2) as of September 30, 2024.

The following table summarizes future principal payments, including the final payment, under the terms of the SVB-Oxford Loan Facility as of September 30, 2024 (in thousands):

Years Ending December 31,
2024 (remaining)	$1,921
2025	7,685
2026	7,044
Total future principal payments	16,650
Final payment, net of unamortized prepayment	355
Unamortized discount	(94)
Total, net	$16,911

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

For the nine months ended September 30, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. For the nine months ended September 30, 2023, the Company sold 56,700 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $2.32 for $0.1 million, net of commissions.

Convertible Preferred Stock

In connection with the Merger, all the outstanding shares of Private Viracta’s convertible preferred stock were converted into 18,811,552 shares of the Company’s common stock.

With the Merger, the Company obtained 10,000,000 shares of authorized preferred stock available for future issuance in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preference and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The convertible preferred stock is convertible at the option of the holders. The Company was notified of the holders' intent to convert the remaining outstanding convertible preferred stock in September 2024. Prior to the conversion of the convertible preferred stock, 10,248 shares were outstanding, consisting of 1,915 shares of Series E preferred stock and 8,333 shares of Series F preferred stock. In September 2024, all 10,248 shares of preferred stock were converted into 292,798 shares of the Company's common stock.

Share-Based Compensation

The share-based compensation cost recorded in the accompanying condensed consolidated statements of operations and comprehensive loss is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$553	$591	$1,736	$1,976
General and administrative	698	1,185	2,728	3,889
Total	$1,251	$1,776	$4,464	$5,865

As of September 30, 2024, unrecognized compensation expense related to unvested options granted and unvested RSUs totaled $6.6 million and $0.1 million, respectively. The expense for unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.0 and 0.6 years, respectively.

7. Commitments and Contingencies

Leases

In June 2020, the Company amended its existing office leases to enter into a noncancelable operating lease to extend the lease terms through August 2023 with a renewal option for an additional year (“Amended Lease”). In February 2023, the Company exercised the option for a one-year extension of the Amended Lease, extending the lease term from August 2023 to August 2024. The Amended Lease monthly base rent increased approximately 4% annually from $20,019 to $22,195 over the life of the lease, including utilities and other operating costs. Upon the execution of the one-year extension on the Amended Lease, the Company recorded an additional operating lease right-of-use (“ROU”) asset and corresponding lease liability for $0.2 million.

In August 2020, the Company entered into an additional noncancelable operating lease agreement for certain office space with a lease term from August 2020 through August 2023 with a renewal option for an additional year (“New Lease”). In February 2023, the Company exercised the option for a one-year extension of the New Lease, extending the lease term from August 2023 to August 2024. The New Lease also included a buyout option to terminate the lease prior to its expiration with at least one month’s prior written notice and a one-time payment equal to four months’ rent. The New Lease monthly base rent included annual increases that ranged between 4% to 9% from $12,462 to $14,524 over the life of the lease, including utilities and other operating costs. In connection with the execution of the one-year extension on the New Lease, the Company recorded an additional operating lease ROU asset and corresponding lease liability for $0.2 million. The New Lease expired in August 2024.

In August 2024, the Company amended the Amended Lease, entering into a new 12-month lease through August 31, 2025. The Company elected the accounting policy available to short-term leases with lease terms of 12 months or less, and will recognize the lease expense on a straight-line basis over the lease term.

The components of lease expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$71	$104	$286	$320
Short-term lease cost	25	—	25	—
	$96	$104	$311	$320

Other supplemental cash flow information consisted of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$294	$321

Reduction in Force

In July 2024, the Company committed to and implemented a reduction in force, completed in August 2024, that impacted approximately 23% of the Company’s workforce. For the nine months ended September 30, 2024, the Company recorded $0.7 million in separation expense and related benefits for employees laid off under the reduction in force, consisting primarily of severance payments and continued healthcare benefits for a specific period of time. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the reduction in force.

Indemnifications

As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events and occurrences while the officer, director, or employee is, or was, serving at the Company’s request in such capacity.

During the quarter ended March 31, 2024, the Company determined the retrospective insurance policy recorded as an asset upon the Merger on February 24, 2021, should have been expensed by Sunesis prior to the Merger. Consequently, for the nine months ended September 30, 2024, the Company recorded a $1.8 million expense for the remaining prepaid retrospective insurance policy to research and development expense in the condensed consolidated statement of operations and comprehensive loss.

8. Subsequent Events

Reduction in Force

In October 2024, the Company committed to and implemented an additional reduction in force that impacted approximately 42% of the Company’s workforce. The Company expects to recognize approximately $0.7 million in total expenses for severance and related benefits for employees laid off under the reduction in force, consisting primarily of severance payments and continued healthcare benefits for a specific period of time. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the reduction in force.

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

Overview

Viracta is a clinical-stage precision oncology company focused on the treatment and prevention of virus-associated cancers that impact patients worldwide. The association of viruses and cancer has been well characterized, and Viracta’s lead program is focused on cancers associated with the Epstein-Barr virus (“EBV”). Viracta’s lead product candidate is an all-oral combination therapy of its proprietary investigational drug, nanatinostat and the antiviral agent valganciclovir (collectively referred to as “Nana-val”). Nana-val is currently being investigated in multiple ongoing clinical trials, including NAVAL-1, a pivotal, global, multicenter, open-label Phase 2 basket trial for the treatment of multiple subtypes of relapsed/refractory (“R/R”) Epstein-Barr virus-positive (“EBV+”) lymphoma, as well as a multinational, open-label Phase 1b/2 trial for the treatment of EBV+ recurrent or metastatic nasopharyngeal carcinoma (“R/M NPC”) and other EBV+ solid tumors. Based on our current financial position and business plan, we will need to raise additional capital through equity or debt financings or through collaborations or partnerships with other companies, to fund our continued operations and development activities. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all, in which case we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. For example, Viracta has paused the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program. Additionally, in July 2024 and November 2024, Viracta announced reductions in force in connection with its pipeline reprioritization to align resources with current pipeline priorities in the Nana-val program and reduce cash burn.

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

EBV+ Solid Tumors

In January 2022, Viracta announced the first patient dosed in its multinational, open-label, Phase 1b/2 trial for the treatment of patients with recurrent or metastatic (“R/M”) EBV+ NPC and other EBV+ solid tumors. This trial is designed to evaluate the safety and preliminary efficacy of Nana-val alone and in combination with a PD-1 checkpoint inhibitor. The Phase 1b dose escalation study is designed to evaluate the safety, pharmacokinetics (“PK”), and antitumor activity of Nana-val in patients with R/M EBV+ NPC and to determine its recommended Phase 2 dose (“RP2D”). In August 2023, Viracta announced that it has completed enrollment through the fifth dose cohort in the dose escalation portion of the study. In October 2023, Viracta announced patient responses that included two confirmed partial responses at the higher dose levels and five stable diseases in 17 patients enrolled without any dose-limiting toxicities (“DLTs”) observed through the fifth dose cohort. Viracta amended the clinical trial protocol in October 2023 to include additional dose levels in its Phase 1b dose escalation portion, including higher dose levels of Nana-val on a novel split daily dosing schedule to potentially optimize the RP2D. In May 2024, Viracta announced it completed enrollment through the sixth dose cohort in the Phase 1b dose escalation portion of the study and started enrolling patients into the seventh dose cohort. In August 2024, in conjunction with announcing combined Stages 1 and 2 R/R EBV+PTCL data from the NAVAL-1 trial plus additional clarity received on the regulatory pathway in its development of Nana-val in patients with R/R EBV+ PTCL, Viracta announced it has aligned resources to focus on its more advanced EBV+ lymphoma program and will pause the EBV+ solid tumor program. In August 2024, Viracta completed enrollment in the seventh dose cohort, and in October 2024, the RP2D of Nana-val was determined to be the one for the fifth dose cohort.

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

The majority of our research and development expenses to date have been incurred in connection with the development of Nana-val. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development and commercialization of Nana-val is still highly uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development and regulatory review of Nana-val, though such costs may be significant, and we expect that we will incur increased costs beginning in 2025 in connection with the initiation of the planned randomized controlled trial of Nana-val in the second-line treatment of EBV+ PTCL patients and the continuation of the NAVAL-1 trial. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We may never succeed in achieving marketing approval for our product candidate.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation. Other general and administrative expenses include professional fees for accounting, tax, patent costs, legal services, insurance, facility costs and costs associated with being a publicly traded company, including fees associated with investor relations and directors' and officers' liability insurance premiums. While we anticipate certain cost reductions following the reductions in force we implemented in August 2024 and October 2024, we expect that general and administrative expenses will increase in the future as we conduct our operating activities and continue to incur additional costs associated with being a publicly traded company and maintaining compliance with exchange listing and SEC requirements. These increases will likely include higher consulting costs, legal fees, accounting fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

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

Other Information

None.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Research and development expenses	$7,181	$8,158	$(977)
General and administrative expenses	3,004	4,317	(1,313)

Research and development expenses. Research and development expenses decreased by approximately $1.0 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The net decrease in research and development expenses was driven by a decrease in costs related to our clinical development programs of $0.5 million and a decrease in personnel-related costs of $0.4 million.

General and administrative expenses. General and administrative expenses decreased by approximately $1.3 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The net decrease in general and administrative expenses was driven by a decrease in personnel-related costs of $0.6 million, and lower consulting costs and liability insurance premiums of $0.6 million.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Research and development expenses	$23,685	$23,962	$(277)
General and administrative expenses	9,966	13,170	(3,204)

Research and development expenses. Research and development expenses decreased by approximately $0.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The net decrease in research and development expenses was largely due to a decrease in costs related to our clinical development programs of $1.0 million, personnel-related costs of $0.7 million and lower consulting and communications costs of $0.3 million, primarily offset by the non-cash adjustment for insurance costs related to the February 2021 merger of $1.8 million recorded for the nine months ended September 30, 2024.

General and administrative expenses. General and administrative expenses decreased by approximately $3.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was largely driven by a net decrease in personnel-related costs of $1.5 million and lower consulting and legal costs of $0.8 million. The remaining decrease in general and administrative expenses was primarily due to lower liability insurance premiums of $0.7 million.

Liquidity and Capital Resources

As of September 30, 2024, we have devoted substantially all our efforts to product development and have not realized product sales revenues from our planned principal operations. We have a limited operating history, and the sales and income potential of our business and market are unproven. We have experienced net losses since our inception and, as of September 30, 2024, had an accumulated deficit of $295.5 million and a stockholders' deficit of $6.6 million. We expect to continue to incur net losses and operating cash outflows for the foreseeable future. A successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. Based on our current financial position and business plan, we will need to raise additional capital through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies, to fund our continued operations. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. If we are unable to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. For example, in July 2024, we announced a reduction in force, which was completed in August 2024, that impacted approximately 23% of our workforce. In addition, in August 2024, we announced our plans to pause the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program, and in November 2024 we announced an additional reduction in force that impacted approximately 42% of our workforce in connection with our pipeline reprioritization to align resources with current pipeline priorities in the Nana-val program and reduce cash burn. As of September 30, 2024, we had cash and cash equivalents and short-term investments of $21.1 million and working capital deficit of $6.8 million.

In May 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares of our common stock from time to time through the Sales Agent. During the nine months ended September 30, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. The sales and issuances, if any, of the Shares by us under the Sale Agreement have been pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The registration statement on Form S-3 expired on May 28, 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional Shares under the Sale Agreement.

On November 4, 2021, we entered into a loan and security agreement with Silicon Valley Bank, a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”) for up to $50.0 million and amended that agreement on August 26, 2022 and March 1, 2024 (the “SVB-Oxford Loan Facility”). In connection with entering the new $50.0 million credit facility, we and SVB agreed to terminate our prior $15.0 million loan and security agreement. The existing $5.0 million debt balance outstanding from our previous credit facility with SVB was replaced under this new $50.0 million credit facility. Under the terms of the SVB-Oxford Loan Facility, the remaining $45.0 million would be available in two tranches of $20.0 million and $25.0 million under certain circumstances. On December 29, 2022, we elected to exercise our right to draw the $20.0 million tranche under the credit facility prior to the expiration of its availability. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023.

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

Based on the Company’s current financial position and business plan, management believes that our existing cash, cash equivalents and short-term investments may not be sufficient to fund the Company’s planned operations for at least twelve months from the issuance date of the condensed consolidated financial statements included herein. These matters, including the Company’s current liquidity position, recurring net losses from operations and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Because our equity or debt financing plans, or both, along with collaborative or other funding arrangements, have not yet been executed and are not fully within the Company’s control, such plans cannot be considered probable of being achieved. As a result, we have concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Due to these circumstances and based on management’s assessment that the material adverse change clause under the SVB-Oxford Loan Facility (see Note 5 of the financial statements included herein) is not within our control, all amounts due under the SVB-Oxford Loan Facility have been classified as a current liability as of September 30, 2024. The accompanying condensed consolidated financial statements have been prepared on a basis which assumes we will be able to continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from any uncertainty related to our ability to continue as a going concern.

Assuming we are able to raise the necessary capital to continue our operations, we expect to continue to incur expenses and increase operating losses for the foreseeable future. In the near-term, we anticipate incurring costs as we:

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

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(24,769)	$(29,865)
Net cash provided by investing activities	34,055	5,728
Net cash provided by (used in) financing activities	(8,476)	220
Net increase (decrease) in cash and cash equivalents	$810	$(23,917)

Operating Activities. Net cash used in operating activities was $24.8 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of $29.9 million for the nine months ended September 30, 2023. This change was primarily due to a decrease in net loss, excluding share-based compensation, primarily as a result of $5.0 million in other income received related to the pre-commercialization, event-based milestone monetized in March 2024, partially offset by the net aggregate change in operating assets and liabilities.

Investing Activities. Net cash provided by investing activities was $34.1 million for the nine months ended September 30, 2024, compared to $5.7 million of net cash provided by investing activities for the nine months ended September 30, 2023. This change was the net result of proceeds from maturities exceeding purchases of short-term investments for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Financing Activities. Net cash used in financing activities was $8.5 million for the nine months ended September 30, 2024, compared to $0.2 million of net cash provided by financing activities for the nine months ended September 30, 2023. This change was primarily the result of debt principal payments and a prepayment totaling $8.6 million, offset by proceeds from the issuance of common stock through the Company's common stock Sale Agreement of $0.1 million, net of commissions, for the nine months ended September 30, 2024, and issuance of common stock from the Company's employee stock plan.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. In addition, our ability to raise additional funds may be adversely impacted by market perceptions of our ability to maintain our listing on the Nasdaq, potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing effects of the COVID-19 pandemic, the military conflicts in Eastern Europe, the Middle East and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials, as discussed above. We may also be required to sell or license to other parties rights to develop or commercialize our drug candidates that we would prefer to retain.

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

As required by SEC Rule 13a-15(b), as of September 30, 2024 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, Nana-val. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, based on FDA feedback, we will be required to initiate a randomized controlled trial of Nana-val in the second-line treatment of EBV+ PTCL patients in 2025 to support potential registration, which will involve previously unexpected expenses. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including Nana-val, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote Nana-val, or any other product candidate, in the U.S. before it receives marketing approval from the FDA. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of September 30, 2024, we had $21.1 million in cash and cash equivalents and short-term investments. As set forth above, based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments may not be sufficient to fund our planned operating expenses and capital expenditures for at least twelve months from the issuance date of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Moreover, our estimate as to how long we expect our existing cash, cash equivalents and short-term investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to obtain additional funds sooner than we currently expect.

We plan to use our existing cash, cash equivalents and short-term investments, sales of equity or other non-dilutive sources to fund our ongoing and planned clinical trials of Nana-val, as well as for working capital and other general corporate purposes. Advancing the development of Nana-val and any other product candidate will require a significant amount of capital. Our existing cash, cash equivalents and short-term investments will not be sufficient to fund all of the activities that are necessary to complete the development of Nana-val.

In order to continue our operations, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. While we continue to evaluate potential financing or strategic opportunities, adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including but not limited to any sales under the Sale Agreement (as defined below), your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may be difficult to obtain due to rising interest rates and inflationary pressures, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we seek to raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, such as our license agreement with ImmunityBio, Inc., we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital in the future due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to raise additional funds may be adversely impacted by a challenging investment climate for United States biotechnology companies, as well as potential worsening general global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from, among other matters, any resurgence or other outbreak of COVID-19 cases, the military conflicts in Eastern Europe, the Middle East and other geopolitical tensions, increasing interest rates and inflation, recent and any potential future financial institution failures, and otherwise. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts. For example, in August 2024, we announced our plans to pause the EBV+ solid tumor program to focus resources on the more advanced EBV+ lymphoma program. Additionally, in July 2024 and November 2024, we announced reductions in force in connection with our pipeline reprioritization to align resources with current pipeline priorities in the Nana-val program and reduce cash burn.

Pursuant to the terms of the loan and security agreement between us and Silicon Valley Bank, now a division of First-Citizens Bank and Trust Company (“SVB”), and Oxford Finance LLC (“Oxford”), dated November 4, 2021, as amended August 26, 2022 and March 1, 2024 (the “SVB-Oxford Loan Facility”), we have borrowed $25.0 million. The availability of the additional tranche of $25.0 million, previously available under certain conditions, expired on December 31, 2023.

In addition, on May 28, 2021, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may offer and sell up to $50.0 million of shares (the “Shares”) of our common stock from time to time through the Sales Agent. The sales and issuances of the Shares by us under the Sale Agreement have been pursuant to our “shelf” registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2021 and declared effective by the SEC on June 4, 2021, pursuant to which we registered the offering, sale and issuance of up to $200.0 million in aggregate of our common stock, preferred stock, warrants, subscription rights, debt securities and/or units from time to time in one or more offerings. The registration statement on Form S-3 expired on May 28, 2024, and the Company would need to file a new registration statement on Form S-3 to sell additional Shares under the Sale Agreement. The Sales Agent is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts to sell the Shares from time to time, consistent with its normal trading and sales practices, applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We have agreed to pay the Sales Agent a commission equal to 3.0% of the aggregate gross proceeds from each sale of Shares pursuant to the Sale Agreement and to provide the Sales Agent with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Sales Agent’s obligations to sell the Shares under the Sale Agreement are subject to satisfaction of certain conditions, including customary closing conditions. We are not obligated to sell any of the Shares under the Sale Agreement and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time by giving 10 days’ written notice to the Sales Agent for any reason or by the Sales Agent at any time by giving 10 days’ written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the Shares. For the nine months ended September 30, 2024, the Company sold 137,783 shares of its common stock pursuant to the Sale Agreement at a weighted average price per share of $0.60 for $0.1 million, net of commissions. As of September 30, 2024, the Company had approximately $47.2 million available under the Sale Agreement. There is no guarantee that we will continue to seek or be successful in raising meaningful additional funding under the Sale Agreement. Even if we sell all of the Shares under the Sale Agreement, the proceeds from such sales are not expected to be sufficient to fund our future operations to complete the development of Nana-val.

We have incurred substantial debt and our business would be materially adversely affected if we are unable to service our debt obligations.

As of September 30, 2024, the principal amount due under the SVB-Oxford Loan Facility (as further described under the section entitled “Management’s Discussion and Analysis of Results of Operations”) totaled approximately $16.7 million.

If we are unable to make payment on our secured debt instruments when due, the lender may exercise one or more of its remedies under the SVB-Oxford Loan Facility, which could prevent us from conducting our business as planned, which could materially harm our financial condition and results of operations. Under the SVB-Oxford Loan Facility, upon the occurrence of any event that the lender interprets as a material adverse change as defined under the SVB-Oxford Loan Facility, we could be required to repay the loan immediately. Any declaration by the lender of a material adverse change could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. We are in regular discussions with the lender to provide them updates on our business and plans moving forward, but can make no assurances that the lender will not call the loan because of a material adverse change.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are currently conducting two clinical trials for our lead product candidate, Nana-val, in EBV+ lymphomas. To date, we have devoted substantially all of our resources to research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private placements of our convertible preferred and common stock. Our net loss was $29.5 million for the nine months ended September 30, 2024. As of September 30, 2024, we have an accumulated deficit of $295.5 million. Our lead product candidate, Nana-val, is in multiple ongoing clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation or administrative action, either in the United States or abroad. For example, the government may implement additional measures in response to any resurgence of the COVID-19 pandemic or other public health emergencies. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

In connection with the reductions in force announced in July 2024 and November 2024, we reduced our workforce by approximately 50.0% since June 30, 2024. However, to succeed, we will be required to recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level and following the recent reductions in force, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

If experienced employees leave, including as a result of the recent reductions in force, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of the new employees with business processes, operating requirements, policies and procedures. For example, our Chief Executive Officer, Mark Rothera, joined us in September 2022, our Chief Medical Officer, Darrel P. Cohen M.D., Ph.D., joined us in August 2023, and our Chief Financial Officer, Michael Faerm, joined us in May 2024. It is important to our success that any executives who join us quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, much of our current corporate expertise is concentrated in relatively few employees, the loss of which for any reason could negatively affect our business. Competition for our highly skilled employees is intense and we cannot prevent the resignation of any employee. We may need to increase employee wages and benefits in order to attract and retain the personnel necessary to achieve our goals, particularly given any uncertainty related to the recent reductions in force and our ability to continue as a going concern, and our business, operations, and financial results may suffer if we are unable to do so. In addition, the value to employees of equity awards that vest over time may be significantly affected by decreases in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards as well as concerns related to the risk of our ability to continue as a going concern.

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

As of September 30, 2024, we had 26 full-time employees, including 20 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect we will eventually need additional managerial, operational, sales, marketing, financial and other personnel. However, in July 2024, we committed to and implemented a reduction in force, which was completed in August 2024, that impacted approximately 23% of the Company’s workforce. Further, in October 2024, we implemented an additional reduction in force, impacting approximately 42% of our workforce. Future growth would impose significant added responsibilities on members of management, including:

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

Our NOL carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning prior to January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and therefore could expire unused. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of our current year taxable income. Additionally, California enacted legislation limiting our ability to use our state NOLs for taxable years 2021 and 2022. As of December 31, 2023, we had federal NOL carryforwards of $187.1 million, which will begin to expire in 2027. In addition, we generated federal NOL carryforwards of $146.8 million which do not expire. We also have available California NOL carryforwards of $106.6 million as of December 31, 2023, which begin to expire in 2030.

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

In addition, as of June 1, 2023, European patent applications and patents may be subject to the jurisdiction of the European Unified Patent Court (“UPC”). Further, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the UPC. The establishment of the UPC and Unitary Patent are significant changes in European patent practice. As the UPC is an only recently established court system, there is limited precedent for the court, creating uncertainty for any litigation in the UPC. As the UPC, as a single court system, can invalidate a European patent, we, where applicable, have opted out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of Nana-val, and we expect to continue to rely upon third parties to conduct additional clinical trials of Nana-val and other product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. Some of these third parties may terminate their engagements with us at any time or upon the occurrence of certain events. If we need to enter into alternative arrangements with a third party, it would delay our drug development activities.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if such third parties allege that we have breached our contractual duties to them or otherwise terminate our agreements with them, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

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

For example, if at any time the bid price of our common stock closes below $1.00 per share for more than 30 consecutive trading days, and we are unable to regain compliance within any cure period provided by Nasdaq and described below, we may be subject to delisting from the Nasdaq Capital Market. On May 28, 2024, we received a notice from Nasdaq indicating that for the last 30 consecutive days, the minimum bid price of the Company's stock had been below $1.00. We have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for a minimum of 10 consecutive days in the 180-day period. During this 180-day period, we will be reviewing our options to regain compliance with the minimum bid requirements. To the extent that we are unable to resolve any listing deficiency, we would receive a delist determination, which we would have the right to appeal, but there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of the date of filing this report, our stock has closed below $1.00 per share on every trading day since April 15, 2024. On November 12, 2024, the closing price of our common stock was $0.18 per share.

Additionally, to maintain our listing on the Nasdaq Capital Market, we are required to meet one of the following standards: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders' equity of at least $2.5 million. Nasdaq has the authority to issue a deficiency notice, and if we are unable to regain compliance within the staff discretionary authority, we would be able to appeal any delist determination, if we fail to regain these minimum requirements.

As of September 30, 2024, (i) we had a total stockholders’ equity (deficit) of approximately ($6.6 million), (ii) we have not had net income in any period during this fiscal year or either of the two last fiscal years and (iii) the market value of our listed securities is below $35 million.

There can be no assurance that we will be able to increase our stockholders’ equity in the future. If we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with the Nasdaq Listing Rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rules. If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If our compliance plan is not accepted or we are otherwise unable to evidence compliance within Nasdaq’s allotted timeframe, Nasdaq may take steps to delist our common stock.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel. We will be highly dependent on our management and scientific personnel. The loss of the services of any of these individuals, including related to our recently implemented reductions in force, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses.

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

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1^	First Amendment to Lease by and between the Company and Plastino II, LP, dated August 21, 2024.

31.1^	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1^*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2^*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Viracta Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Mark Rothera
Mark Rothera
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Michael Faerm
Michael Faerm
Chief Financial Officer
(Principal Financial and Accounting Officer)